Form 10-Q
period 1998-03-31
OCTEL CORP
filed 1998-06-29
CIK 1054905

        THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON JUNE 22, 1998
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM  10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1998
                        Commission file number  1-13879


                                  OCTEL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                               98-0181725
      (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


      P.O. Box 17,
      Oil Sites Road,
      Ellesmere Port,
      South Wirral,
      United Kingdom                                         L65 4HF
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: 011-44-151-355-3611


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X
                                       -------
                                    No
                                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



Class - Common Stock, par value $0.01             Outstanding as at May 26, 1998
                                                               14,762,417 Shares

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        March 31     December 31
                                                          1998          1997
                                                       (Unaudited)
                                                       -----------   -----------
                                                         (millions of dollars)
Assets

Current Assets
   Cash and cash equivalents                             $ 33.3        $ 29.7
   Accounts receivable, less allowance
     of $0.9 (1997 - $0.9)                                156.7         169.8

Inventories
   Finished products                                       37.4          35.7
   Work in progress                                        10.3          10.2
   Raw materials and supplies                              30.1          32.9
                                                         ------        ------
   Total inventories                                       77.8          78.8

Prepaid Expenses                                            4.4           4.4
                                                         ------        ------

Total current assets                                      272.2         282.7

Plant and Equipment                                       128.3         122.8
   Less allowance for depreciation                         22.6          16.8
                                                         ------        ------
     Net plant and equipment                              105.7         106.0

Goodwill                                                  376.1         379.3

Other Assets                                               65.6          64.9
                                                         ------        ------
                                                         $819.6        $832.9
                                                         ======        ======

The accompanying footnotes are an integral part of these condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                    March 31    December 31
                                                      1998          1997
                                                  (Unaudited)
                                                  -----------   -----------
                                                    (millions of dollars)
Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable                                 $ 25.9        $ 40.0
    Accrued expenses                                    8.6           9.0
    Income taxes payable                               66.7          53.8
                                                     ------        ------

    Total current liabilities                         101.2         102.8

Other Liabilities                                      51.9          57.2

Deferred Income Taxes                                  20.0          20.1

Great Lakes investment                                646.5         652.8
                                                     ------        ------
                                                     $819.6        $832.9
                                                     ======        ======

These accompanying footnotes are an integral part of these condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  INCOME
                                  (Unaudited)


                                                             Three Months Ended
                                                                  March 31
                                                           ---------------------
                                                           1998             1997
                                                           ----             ----
                                                            (millions of dollars
                                                           except per share data)

    Net Sales                                             $123.2           $123.5
Cost of Goods Sold                                          63.7             64.4
                                                          ------           ------
Gross Profit                                                59.5             59.1
Operating Expenses
    Selling, administrative and research
      expenses                                               9.9             10.9
    Amortization of intangible assets                        8.6              6.7
                                                          ------           ------
                                                            18.5             17.6
                                                          ------           ------
    Income from Operations                                  41.0             41.5

    Interest Expense                                         2.1              0.4
    Interest Income                                         (0.6)            (0.9)
    Other Expense (Income)                                   1.3             (4.9)
                                                          ------           ------
    Income before Income Taxes
      and  Minority Interest                                38.2             46.9

    Minority Interest                                          -              6.6
                                                          ------           ------

    Income Before Income Taxes                              38.2             40.3

    Income Taxes                                            12.6             13.9
                                                          ------           ------

    Net Income                                            $ 25.6           $ 26.4

Proforma basic and diluted earnings per share             $ 1.74           $ 1.79
                                                          ======           ======
Shares used to compute basic earnings
    per share (based on the number of
    shares distributed on May 26, 1998)               14,762,417       14,762,417

These accompanying footnotes are an integral part of these condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Three  Months Ended
                                                                    March 31
                                                              -------------------
                                                              1998           1997
                                                              ----           ----
                                                             (millions of dollars)
OPERATING  ACTIVITIES
Net Income                                                   $25.6          $26.4
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              13.6           11.4
   Changes in deferred items and other                        (0.1)           0.6
                                                             -----          -----
   Cash provided by operations excluding changes
     in working capital                                       39.1           38.4
       Changes in working capital other than debt             15.4           34.8
       Other noncurrent liabilities                           (6.6)         (10.4)
                                                             -----          -----
   Net Cash Provided by Operating Activities                  47.9           62.8

INVESTING ACTIVITIES

Plant and equipment additions                                 (2.9)          (2.6)
Business combinations                                         (4.5)             -
Other                                                         (0.6)             -
                                                             -----          -----
Net Cash Used in Investing Activities                         (8.0)          (2.6)

FINANCING ACTIVITIES

Net Cash paid to Great Lakes                                 (34.2)         (49.6)
Minority interest                                                -           (0.8)
                                                             -----          -----
Net Cash Used in Financing Activities                        (34.2)         (50.4)
Effect of Exchange Rate Changes on Cash and Cash              (2.1)          (9.7)
  Equivalents
                                                             -----          -----
Increase in Cash and Cash Equivalents                          3.6            0.1
Cash and Cash Equivalents at Beginning of Period              29.7           54.9
                                                             -----          -----
Cash and Cash Equivalents at End of Period                   $33.3          $55.0

These accompanying footnotes are an integral part of these condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  BACKGROUND AND BASIS OF PRESENTATION

Octel Corp. (the "Company") is a major manufacturer and distributor of fuel additives and other specialty performance chemicals. Its primary manufacturing operation is located at Ellesmere Port in the United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compounds (TEL), other petroleum additives and performance chemicals.

At March 31, 1998, the Company was a wholly-owned subsidiary of Great Lakes Chemical Corporation ("Great Lakes"). On May 22, 1998, Great Lakes completed the spin off of its petroleum additives business by distributing shares in the Company to Great Lakes' stockholders in the ratio of one share in the Company for every four Great Lakes shares held (the "Distribution"). As a result of the Distribution, 14,762,417 shares of the Company's common stock were issued on May 26, 1998.

In connection with the Distribution, the Company entered into a $300 million senior secured credit facility (the "Credit Facility") and issued $150 million of Senior Notes due 2006 (the "Notes"). The Credit Facility consisted of a $280 million senior secured term loan and a $20 million senior secured revolving credit facility. The Credit Facility will mature on December 31, 2001, with the term loan amortizing in quarterly installments. The loans under the Credit Facility will bear interest at LIBOR plus 1.75%, subject to adjustment under certain circumstances. The Notes will mature in 2006. The Company is required to redeem $37.5 million principal amount of Notes in each of the years 2003, 2004 and 2005. Both the Credit Facility and the Notes contain substantial restrictions on the Company's operations. The proceeds of the borrowings, along with available cash of $53.7 million were used to repay a $116.8 million intercompany loan used to purchase a 10.65% interest in subsidiaries of the Company from Chevron Chemical Company and pay a special dividend to Great Lakes of $350.9 million.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10/A which was filed on May 6, 1998, in connection with the Distribution. The results for the interim period are not necessarily indicative of the results to be expected for the year due to the levels of borrowings incurred by the Company on spin off.

NOTE 2 - GREAT LAKES INVESTMENT AND COMPREHENSIVE INCOME

                                                              (Millions)
Balance at December 31, 1997                                          $652.8
  Comprehensive Income:
  Net Income                                                25.6
  Net change in cumulative translation account               1.9
                                                           -----
Total comprehensive income                                              27.5

  Net amount paid to Great Lakes including
  exchange effect of $0.4                                              (33.8)
                                                                      ------
Balance at March 31, 1998                                             $646.5
                                                                      ======

NOTE 3 - INCOME TAXES

The provision for income taxes at the effective tax rates reconciles with the statutory US Federal tax rate as follows:


                                                         Three Months Ended
                                                              March 31
                                                        1998            1997
                                                       ------          ------
Statutory US Federal tax rate                           35.0%           35.0%
Increase (decrease) resulting from:
  Foreign tax rate differential                         (4.1)           (2.9)
  Amortization of goodwill                               3.0             2.1
  Other                                                 (0.9)            0.3
                                                       ------          ------
                                                        33.0%           34.5%
                                                       ======          ======

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" for the first quarter of 1998. The Statement establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS.

The Company intends to adopt Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" during the fourth quarter of 1998. The Statement establishes standards for reporting information about operating segments including related disclosure about products, geographic areas and major customers.

In December 1997, Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pension and other retiree benefits.

Implementation of these standards will not affect the Company's financial position or results of operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Sales of product between the Company and Great Lakes are reported in the financial statements at estimated market value. In the current quarter and in the first quarter of 1997, the value of sales from the Company to Great Lakes amounted to $2.0 million and $1.9 million respectively and the value of purchases by the Company from Great Lakes amounted to $4.1 million and $3.7 million respectively.

Interest charges from Great Lakes in respect of funding provided for acquisitions amounted to $2.1 million and $0.4 million in the first quarter of 1998 and 1997 respectively. At March 31, 1998, the balance owing to Great Lakes was $111.2 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for the Company's products. In addition, increases in the cost of the product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

RESULTS OF OPERATIONS

First quarter sales amounted to $123.2 million, a decline of $0.3 million from the $123.5 million recorded in 1997. Net sales by business are shown in the following table (in millions):


                                      1998     1997    CHANGE
                                      ----     ----    ------
      TEL                             $101.3   $ 99.3     2 %
      Petroleum Specialties             15.5     17.0    (9)%
      Performance Chemicals              6.4      7.2   (11)%
                                      ------   ------  ------
          Total                       $123.2   $123.5     -
                                      ======   ======  ======

TEL net sales increased by $2.0 million to $101.3 million from the prior-year quarter, attributable mainly to an increase in sales volumes of $3.1 million, which was partly offset by a reduction in average prices of $1.0 million and foreign exchange losses of $0.1 million. Retail sales volumes in the first quarter 1998 increased by 13% to 13.5 thousand metric tons, compared with the relatively low volume of retail sales achieved in the first quarter of 1997. Increased sales to the Middle East and South America were partly offset by reductions in Eastern Europe and Asia. Average retail sales prices of TEL reduced by 1% from last year, mainly as a result of changes in customer mix. Sales volumes of TEL on a wholesale basis in the quarter were 47% below 1997, due partly to the low first quarter phasing of customers' requirements during 1998 and also due to the Mexican phase-out of leaded gasoline in mid-1997, which DuPont had supplied with TEL purchased from the Company.

Petroleum Specialties (non-lead fuel additives) net sales at $15.5 million declined 9% from the first quarter 1997 mainly due to the loss of a major customer in mid-1997.

Performance Chemical sales of $6.4 million during first quarter 1998 were 11% down from 1997 resulting from reduced sales of Octaquest due to a maintenance shut-down of the facility in preparation for the expansion of the plant.

Gross Profit in the first quarter 1998 of $59.5 million was $0.4 million improved from the previous year. This improvement reflects the increased sales of TEL partly offset by increased charges for rationalisation provisions and reduced non-lead profits. As a percentage of sales, gross profit for the first quarter 1998 was 48. 3 percent, an improvement of 0.4 percentage points on 1997.

Selling, Administration and Research expenses at $9.9 million were reduced by $1.0 million, as a result of cost savings. At 8.0 percent of sales, SAR costs are 0.8 percentage points reduced from the prior year.

Amortization of intangible assets at $8.6 million has increased by $1.9 million following the acquisition of minority interests in the Company at the end of 1997.

Interest Expense at $2.1 million is increased from $0.4 million in 1997 due to interest payable to Great Lakes on a loan for the acquisition of minority interests.

Interest Income decreased to $0.6 million from $0.9 million in 1997.

Other Expense and Income decreased from an income of $4.9 million in the first quarter 1997 to an expense of $1.3 million in 1998. This change was due to the inclusion of a $4.8 million profit on exchange in 1997 and a $1.1 million loss on exchange in the first quarter 1998.

The minority interests in the Company had been acquired from Chevron during 1997 resulting in an improvement of $6.6 million in profit attributable to the Company in the quarter compared with the prior-year quarter.

LIQUIDITY AND FINANCIAL CONDITION

Cash provided from operations amounted to $47.9 million, $14.9 million less than the prior year amount, due mainly to a smaller reduction in working capital than during first quarter 1997.

Trade accounts receivable were $13.1 million lower than at December 1997 due to slightly lower sales in the first quarter and normal fluctuations in the customer sales pattern. Days sales outstanding at March 31, 1998, increased by 9 days to 118 days from December 31, 1997, reflecting this fluctuation.

Inventory levels were virtually unchanged from the position at December 1997. The inventory turnover in the quarter of approximately 3.1 times compared with approximately 3.2 times in the prior-year quarter.

Plant and equipment additions amounted to $2.9 million, similar to last year, and spending was mainly for capacity maintenance.

RECENT DEVELOPMENTS

On May 6 1998 the Board of Directors of Great Lakes approved the spin-off of its Petroleum Additives business, establishing the new independently traded public company - Octel Corp. The company created by the spin-off consists of Great Lakes tetraethyl lead antiknock compound (TEL) business, its non-lead petroleum additive business and the performance chemical business operated by Octel.

To effect the spin-off, the Board of Directors of Great Lakes declared a dividend payable to holders on record of Great Lakes Common Stock at the close of business on the Record Date of one share of Octel Corp. Common Stock for every four shares of Great Lakes Common Stock held on the Record Date. The Distribution was effective on May 22, 1998.

As part of the spin-off, Octel has raised $430 million through borrowings in the public and private sectors which will mature or be repaid over eight years. A portion of the proceeds ($116.8 million) has been used to finance the acquisition of the Chevron interest, with the remainder of the net proceeds and available cash distributed to Great Lakes in the form of a $350.9 million Special Dividend.

Further details about the spin-off are contained in the Company's Form 10/A, filed with the Securities and Exchange Commission on May 6, 1998.

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file, nor was it required to file, a Form 8-K because of a change in independent auditors or because of any material unusual charges or credits to income occurring during the quarter for which this report was filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.




Date:  June 10, 1998                  By  /s/  Dennis J Kerrison
       -------------                      ----------------------
                                          Dennis J Kerrison
                                          President and
                                          Chief Executive Officer

Date:  June 10, 1998                  By  /s/ Alan G Jarvis
       -------------                      -----------------
                                          Alan G Jarvis
                                          Chief Financial Officer