Form 10-Q
period 1998-06-30
OCTEL CORP
filed 1998-08-13
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                             ----------------------

                                   FORM  10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1998
                        Commission file number 1-13879

                                  OCTEL CORP.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                    98-0181725
                                                 ----------
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)              Identification No.)

     P.O. Box 17
     Oil Sites Road
     Ellesmere Port
     South Wirral
     United Kingdom                              L65 4HF
     (Address of principal executive offices)    (Zip Code)

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

                                  Yes     X
                                      ---------
                                  No
                                      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class                                         Outstanding as of July 31, 1998

Common Stock, par value $0.01                                  14,762,417 Shares

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1  FINANCIAL STATEMENTS
----------------------------

                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                    June 30              December 31
                                                                      1998                  1997
                                                                  (Unaudited)
                                                                 ---------------     --------------------
                                                                          (millions of dollars)
       Assets

       Current assets
             Cash and cash equivalents                                 $   42.0                 $   29.7
             Accounts receivable, less allowance of  $0.9
             (1997 - $0.9)                                                132.0                    169.8

             Inventories
                Finished products                                          48.7                     35.7
                Work in progress                                            5.4                     10.2
                Raw materials and supplies                                 23.8                     32.9
                                                                     -----------            -------------
                Total inventories                                          77.9                     78.8

             Prepaid expenses                                               6.2                      4.4
                                                                     -----------             ------------

       Total current assets                                               258.1                    282.7

       Property, plant and equipment                                      125.5                    122.8
                 Less allowance for depreciation                           20.1                     16.8
                                                                     -----------            -------------
                 Net property, plant and equipment                        105.4                    106.0

       Goodwill and other intangible assets                               381.4                    379.3

       Other assets                                                        61.9                     64.9
                                                                     -----------            -------------
                                                                         $806.8                   $832.9
                                                                     ===========            =============

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------


                                                                June 30             December 31
                                                                  1998                 1997
                                                               (Unaudited)
                                                              --------------    --------------------
                                                                      (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                          $   27.7              $     40.0
     Accrued expenses                                               9.3                     9.0
     Accrued income taxes                                          22.7                    53.8
                                                                ----------            ------------

Total current liabilities                                          59.7                   102.8

Other liabilities (plant closure provision)                        49.7                    57.2

Deferred income taxes                                              20.1                    20.1
Long-term debt                                                    390.0                       -
Great Lakes investment                                                -                   652.8

Stockholders' equity
     Common stock, $0.01 par value,
     authorised 40,000,000 shares,
     issued 14,762,417 shares as of 6/30/98
     (zero shares as of 12/31/97)                                   0.1                       -
     Additional paid-in capital                                   276.1                       -
     Retained earnings                                              9.0                       -
     Cumulative translation adjustment                              2.1                       -

                                                                ----------            ------------
     Total stockholders' equity                                   287.3                       -


                                                                ----------            ------------
                                                               $  806.8              $    832.9
                                                                ==========            ============

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)



                                                Three Months Ended                       Six Months Ended
                                                      June 30                                 June 30
                                              --------------------------             --------------------------
                                                   1998          1997                   1998             1997
                                                   ----          ----                   ----             ----
                                                      (millions of dollars except per share data)
Net sales                                      $  115.6       $  134.6              $  238.8        $   258.1
Cost of goods sold                                 59.9           69.0                 123.7            133.4
                                               ---------      ---------             ---------       ----------
     Gross profit                                  55.7           65.6                 115.1            124.7
Operating expenses
     Selling, general and admin.                    8.8            9.9                  17.8             19.9
     Research and development                       0.8            0.7                   1.6              1.7
     Amortization of intangible
      assets                                       10.2            6.7                  18.8             13.4
                                               ---------      ---------             ---------       ----------
                                                   19.8           17.3                  38.2             35.0
                                               ---------      ---------             ---------       ----------
Income from operations                             35.9           48.3                  76.9             89.7

Interest expense                                    7.5            0.4                   9.6              0.8
Interest income                                    (0.7)          (1.1)                 (1.3)            (2.0)
Other expense (income)                             (0.2)          (0.1)                  1.1             (5.0)
                                               ---------      ---------             ---------       ----------
Income before income taxes
   and  minority interest                          29.3           49.1                  67.5             95.9

Minority interest                                     -            7.0                     -             13.6
                                               ---------      ---------             ---------       ----------

Income before income taxes                         29.3           42.1                  67.5             82.3

Income taxes                                       12.7           14.4                  25.3             28.2
                                               ---------      ---------             ---------       ----------

Net income                                     $   16.6       $   27.7              $   42.2        $    54.1
                                               =========      =========             =========       ==========

Basic and diluted earnings per
   share                                       $   1.12       $   1.88              $   2.86        $    3.66
                                               ---------      ---------             ---------       ----------

Shares used to compute basic earnings
per share (based on the number of
shares issued on May 26, 1998 and
still outstanding)                           14,762,417     14,762,417            14,762,417       14,762,417
                                             ----------     ----------            ----------       ----------

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           Six Months Ended
                                                                           ----------------
                                                                               June 30
                                                                               -------
                                                                         1998               1997
                                                                         ----               ----
                                                                        (millions of dollars)
Operating Activities

Net income                                                        $    42.2           $    54.1
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                       29.0                22.7
   Changes in deferred and other items                                 (0.1)                0.9
                                                                     --------------      ------------
   Cash provided by operations excluding changes
     in working capital                                                71.1                77.7
   Changes in working capital other than debt                          52.1                49.0
   Other noncurrent liabilities (plant closure provision)              (8.4)              (22.5)
                                                                     --------------      ------------
Net cash provided by operating activities                             114.8               104.2

Investing activities

Plant and equipment additions                                          (8.1)               (4.8)
Other                                                                  (7.3)                6.8
                                                                     --------------      ------------
Net cash used in investing activities                                 (15.4)                2.0

Financing Activities

Net cash paid to Great Lakes                                         (468.5)             (109.1)
Receipt of long-term borrowings                                       430.0                   -
Repayment of long-term borrowings                                     (40.0)                  -
Fees relating to spin financing                                       (11.0)                  -
Minority interest                                                         -                (1.3)
                                                                     --------------      ------------
Net cash used in financing activities                                 (89.5)             (110.4)
Effect of exchange rate changes on cash and cash
  equivalents                                                           2.4                (9.8)
                                                                     --------------      ------------
Increase (decrease) in cash and cash equivalents                       12.3               (14.0)
Cash and cash equivalents at beginning of  period                      29.7                54.9
                                                                     --------------      ------------
Cash and cash equivalents at end of  period                       $    42.0           $    40.9
                                                                     ==============      ============

The accompanying footnotes are an integral part of these unaudited condensed financial statements

                         OCTEL CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1  -  BACKGROUND AND BASIS OF PRESENTATION

Octel Corp., a Delaware corporation (the "Company"), is a major manufacturer and distributor of fuel additives and other specialty performance chemicals. Its primary manufacturing operation is located at Ellesmere Port, Cheshire, United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compounds (TEL), other petroleum additives and performance chemicals.

Until May 22, 1998, the Company was a wholly-owned subsidiary of Great Lakes Chemical Corporation, a Delaware corporation ("Great Lakes"). On May 22, 1998, Great Lakes consummated the spin off of its petroleum additives business by distributing shares of the Company to the stockholders of Great Lakes in a ratio of one Company share for every four Great Lakes shares (the "Spin Off"). In connection with the Spin Off, the Company issued 14,762,417 shares of common stock on May 26, 1998.

On April 27, 1998, the Company entered into a $300 million senior secured credit facility (the "Credit Facility") and issued $150 million of Senior Notes due 2006 (the "Notes"). The Credit Facility consisted of a $280 million senior secured term loan and a $20 million senior secured revolving credit facility. The Credit Facility will mature on December 31, 2001, with the term loan amortizing in quarterly instalments. The Company made its first repayment of $40 million on the secured term loan on June 30, 1998. Loans under the Credit Facility bear interest at LIBOR plus 1.75%. The interest rate will reduce to LIBOR plus 1.25% when the outstanding balance under the Credit Facility has reduced to $140 million. The Notes mature in 2006. The Company is required to redeem $37.5 million principal amount of Notes in each of the years 2003, 2004 and 2005. The Credit Facility and the Notes contain substantial restrictions on the Company's operations, including the ability to pay dividends. The proceeds of the borrowings, along with available cash of $52.7 million, were used to repay a $116.8 million inter-company loan used to purchase a 10.65% interest in subsidiaries of the Company from Chevron Chemical Company and pay a special dividend to Great Lakes of $350.9 million and other costs of $15 million related to the Spin Off.

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10/A filed on May 6, 1998, in connection with the Distribution. The results for the interim period are not necessarily indicative of the results to be expected for the year due to the levels of borrowings incurred by the Company on spin off.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The following sets forth the Company's comprehensive income for the six months to June 30, 1998 together with an analysis of the movement in stockholders' equity during the same period:

                                                      (Millions)

Balance at December 31, 1997                                   $652.8

Comprehensive Income:
  Net Income                                        42.2
  Net change in cumulative translation account       9.5
                                                   ------
Total comprehensive income                                       51.7

Other movement in stockholders' equity
  Transfer of income tax liabilities to Great Lakes              56.0
  Net amount paid to Great Lakes including exchange
    effect of $4.7                                             (473.2)

                                                              ---------
Balance at June 30 1998                                        $287.3
                                                              =========

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

     Effective income tax rate reconciliation:         Six Months Ended
                                                           June 30
                                                     1998           1997
                                                     -----          -----

     Statutory US Federal tax rate                   35.0%          35.0%
     Increase (decrease) resulting from:
       Foreign tax rate differential                 (3.9)          (2.9)
       Amortization of goodwill                       5.9            2.7
       Other                                          0.5           (0.5)
                                                   ------         ------
                                                     37.5%          34.3%
                                                   ======         ======

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" for the first six months of 1998. The Statement establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS.

The Company intends to adopt Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" beginning with the fourth quarter of 1998. The Statement establishes standards for reporting information about operating segments including related disclosure about products, geographic areas and major customers.

Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in December 1997 and is effective for the Company's 1998 fiscal year. The Statement revises current disclosure requirements for employers' pension and other retiree benefits.

Implementation of these standards will not affect the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is at present evaluating the impact of SFAS 133 on its operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Prior to the Spin Off on May 22, 1998, sales of product between the Company and Great Lakes were reported in the financial statements at estimated market value. In the current half year and in the first half year of 1997, the value of sales from the Company to Great Lakes amounted to $3.3 million and $3.8 million respectively and the value of purchases by the Company from Great Lakes amounted to $7.1 million and $8.3 million respectively.

Prior to the Spin Off, interest charges from Great Lakes, in respect of funding provided primarily for acquisitions amounted to $3.4 million and $0.7 million in the first half year of 1998 and 1997 respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for the Company's products, including the rate of the decline in demand for TEL. In addition, increases in the cost of the product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

RESULTS OF OPERATIONS
---------------------

Second quarter sales of $115.6 million were $19.0 million lower than the $134.6 recorded in 1997.

Six month sales of $238.8 million declined $19.3 million from the $258.1 million reported in 1997, a reduction of 7% due predominantly to the continued decline in demand for tetraethyl lead (TEL). Net income for the period was $42.2 million, or $2.86 per share, down $11.9 million from 1997. Comparative sales by business are shown in the following table (millions):

                               Second Quarter                  Year to Date
                               --------------                  ------------
                          1998      1997     Change      1998      1997     Change
                          ----      ----     ------      ----      ----     ------
TEL                      $ 92.3    $110.6      (17)%    $191.6    $208.0       (8)%
Petroleum Specialties      16.3      15.2        7 %      31.8      32.2       (1)%
Performance Chemicals       7.0       8.8      (20)%      15.4      17.9      (14)%
                       --------    ------               ------    ------
   Total                 $115.6    $134.6      (14)%    $238.8    $258.1       (7)%
                       ========    ======               ======    ======

TEL sales in the six months ended June 30, 1998, decreased by $16.4 million (8%) from the same period last year, attributable mainly to a reduction in sales volumes (particularly wholesale) of $13.2 million and a reduction in average prices of $3.6 million, partly offset by a foreign exchange gain of $0.4 million. Retail sales volumes in the first half year decreased 1% to 25.6 thousand metric tons from last year with increased sales to the Middle East, South America and South Africa, offset by reductions in Eastern Europe, Asia, the rest of Africa and Western Europe. Average retail sales prices of TEL reduced by 2% from last year, mainly as a result of changes in customer mix. Sales volumes of TEL on a wholesale basis in the six month period were 33% below 1997, due partly to reduced off-take by Ethyl Corporation and also due to the phase-out of leaded gasoline in the Mexican market in mid-1997, which DuPont had supplied with TEL purchased from the Company.

Petroleum Specialties (non-lead fuel additives) net sales at $31.8 million for the six months to June declined $0.4 million (1%) from the same period in 1997. Second quarter sales at $16.3 million have improved by 7% from last year offsetting the first quarter's decline (due to the loss of a major customer in early 1997).

Performance Chemicals net sales of $15.4 million for the first half year were $2.5 million below 1997, mainly resulting from reduced sales of Octaquest(R) due to a maintenance shutdown of the plant in preparation for the expansion of the plant. Second half year sales are expected to improve to the previous levels.

Gross profit in the first half 1998 of $115.1 million was $9.6 million (8%) below the same period last year. This reduction reflects the decline in TEL wholesale sales and average retail sales price. As a percentage of sales, gross profit in the first half 1998 was maintained at 48.2%, similar to last year's 48.3%. Both periods contained a plant closure charge of approximately $7 million and the second half of 1998 will contain a similar level of charge consistent with previous years.

Selling, general and administrative expenses were $17.8 million for the first six months of 1998, a reduction of 10.6% from the same period in 1997. Research spending was maintained at $1.6 million for the half year. Since the beginning of the year, the Company has reduced the head count by 115, an 8% reduction of the workforce, giving annual payroll savings of $6 million.

Amortization of intangible assets at $18.8 million for the half year has increased by $5.4 million due to an increase in goodwill following the acquisition of the Chevron minority interest in the Company at the end of 1997. The increased amortization resulted in income from operations reducing from 35% of sales to 32% in 1998. Operating income prior to amortization was maintained at 40% of sales.

Interest expense at $9.6 million for the first half year 1998 is increased from $0.8 million in 1997. Interest on the senior debt and notes effectively commenced on May 1 resulting in a charge of $6 million to date. The remainder of the interest in the first half was paid to Great Lakes on an inter-company loan to fund the acquisition of the Chevron minority interest.

Interest income in the first half year decreased to $1.3 million from $2.0 million in 1997.

Other expense and income decreased from an income of $5.0 million in 1997 to an expense of $1.1 million in the first half year 1998. This change was due to the inclusion of a $4.8 million profit on exchange at the beginning of 1997 and a $1.1 million loss on exchange in the first quarter 1998. Second quarter 1998 is similar to 1997.

The minority interest in the Company had been acquired from Chevron during fourth quarter 1997, resulting in an improvement of $13.6 million in profit attributable to the Company in the first half year of 1998 compared with last year.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash provided from operating activities during the 1998 first half 1998 amounted to $114.8 million, $10.6 million more than the prior year amount. This improvement was mainly due to a lower level of cash spending on rationalization costs of $14.6 million during the first half year 1998, compared with $23.2 million during the same period last year, due to both personnel and plant closure costs being lower.

Working capital levels were reduced significantly during the first half year of 1998, particularly accounts receivable, which were $37.8 million lower than December 1997 due to lower sales in the second quarter and normal fluctuation in customer sales patterns. Days outstanding of total accounts receivable at June 30, 1998 were reduced to 104 days, compared with 109 days at December 31, 1997, reflecting these fluctuations. Total inventory levels were virtually unchanged from the position at December 1997, but the level of raw material inventories was reduced by $9.1 million (28%) since the year-end. Finished products inventory levels, which are affected by bulk ships sailing patterns and fluctuate accordingly, were increased from December 1997.

RECENT DEVELOPMENTS
-------------------

On May 6, 1998, the Board of Directors of Great Lakes approved the spin-off of its Petroleum Additives business, establishing the new independently traded public company - Octel Corp. The Company created by the spin-off consists of Great Lakes' tetraethyl lead antiknock compound (TEL) business, its non-lead petroleum additive business and the performance chemical business operated by the Company.

To effect the spin-off, the Board of Directors of Great Lakes declared a dividend payable to holders on record of Great Lakes Common Stock at the close of business on the Record Date of one share of Octel Corp. Common Stock for every four shares of Great Lakes Common Stock held on the Record Date. The Distribution was effective on May 22, 1998.

As part of the spin-off, the Company raised $430 million through borrowings in the public and private sectors which will mature or be repaid over eight years and of which $40 million was repaid in June 1998.

Further details about the spin-off are contained in the Company's Form 10/A filed with the Securities and Exchange Commission on May 6, 1998.

On July 21, 1998, the Company agreed in principle to establish a marketing agreement with Ethyl Corporation for the sale and marketing of TEL anti-knock compound. Given the increasing complexity and difficulties that the accelerating decline of the TEL market has created, the Company considers it essential that its sale and distribution continues to be handled safely and levels of customer service are maintained. Through this marketing agreement, the management of both the Company and Ethyl Corporation believe that significant cost savings can be realised by efficient marketing and selling of TEL products in certain areas of the world.

In order to diversify and expand its non-TEL product line, on June 30, 1998, the Company entered into an agreement in principle with Veba Oel AG for the acquisition of its petroleum specialties subsidiary, Chemische Betriebe Pluto GmbH ("Pluto") for an undisclosed sum. Based in Herne, Germany, Pluto manufactures and sells fuel additives mainly based on ferrocene, an iron-based metal organic product used as a combustion improver and octane enhancer. Pluto has annual sales of approximately $18 million. The Company and Pluto had already entered into a joint marketing arrangement in 1997.

Management believes that both the above initiatives are compatible with the Company's strategy for rationalizing the declining TEL market and diversifying into specialty chemicals.

The Company's Board of Directors have approved a stock buy-back program, authorizing the repurchase of up to $15 million of its stock, as allowed under its debt covenants. Stock repurchase will commence when the Board of Directors believes that it can return value to shareholders compatible with its initial plans and obligations.

Part II   OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

                                  SIGNATURES
                                  -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



Date:     July 31, 1998.               By /s/  Dennis J Kerrison
          --------------                       -----------------
                                                  Dennis J Kerrison
                                                  President and
                                                  Chief Executive Officer

Date:     July 31, 1998.               By /s/  Alan G Jarvis
          --------------                       -------------
                                                  Alan G Jarvis
                                                  Chief Financial Officer