Form 10-Q
period 1998-09-30
OCTEL CORP
filed 1998-11-10
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                            ----------------------

                                  FORM  10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1998
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

                                    Yes   X
                                        -----
                                    No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class                                         Outstanding as of October 31, 1998
Common Stock, par value $0.01                                  14,027,325 Shares

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                             September 30               December 31
                                                                 1998                      1997
                                                              (Unaudited)
                                                        ---------------------     ---------------------
                                                                      (millions of dollars)
     ASSETS

     Current Assets
            Cash and cash equivalents                              $    49.6                 $    29.7

            Accounts receivable, less allowance
            of  $0.9 (1997 - $0.9)                                     111.7                     169.8

     Inventories
            Finished products                                           45.9                      35.7
            Work in progress                                             5.7                      10.2
            Raw materials and supplies                                  20.1                      32.9
                                                                   ---------                 ---------
            Total inventories                                           71.7                      78.8

     Prepaid Expenses                                                    6.3                       4.4
                                                                   ---------                 ---------

     Total current assets                                              239.3                     282.7

     Property, plant and equipment                                     134.5                     122.8
            Less allowance for depreciation                             22.9                      16.8
                                                                   ---------                 ---------
            Net property, plant and equipment                          111.6                     106.0

     Goodwill and other intangible assets                              369.0                     379.3

     Other Assets                                                       60.4                      64.9
                                                                   ---------                 ---------
                                                                   $   780.3                 $   832.9
                                                                   =========                 =========

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------

                                                             September 30           December 31
                                                                 1998                   1997
                                                              (Unaudited)
                                                        --------------------        -----------
                                                                  (millions of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                       $      31.1               $      40.0
   Accrued expenses                                              15.6                       9.0
   Accrued income taxes                                          29.4                      53.8
   Current portion of long term debt                             80.0                         -
                                                          -----------               -----------

Total current liabilities                                       156.1                     102.8

Other liabilities (plant closure provision)                      52.1                      57.2

Deferred income taxes                                            20.1                      20.1
Long-term debt                                                  258.4                         -
Great Lakes investment                                              -                     652.8

Stockholders' equity
   Common stock, $0.01 par value
   authorised 40,000,000 shares,
   issued 14,762,417 shares as of 9/30/98
   (zero shares as of 12/31/97)                                   0.1                         -
   Additional paid-in capital                                   276.1                         -
   Treasury stock (530,662 shares at
   cost)                                                         (9.2)                        -
   Retained earnings                                             19.6                         -
   Cumulative translation adjustment                              7.0                         -
                                                          -----------               -----------

Total stockholders' equity                                      293.6                         -
                                                          -----------               -----------
                                                          $     780.3               $     832.9
                                                          ===========               ===========

 The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     ------------------------------------
                                  (Unaudited)

                                           Three Months Ended                       Nine Months Ended
                                              September 30                             September 30
                                      -----------------------------            ----------------------------
                                         1998               1997                 1998               1997
                                      ----------         ----------            ---------         ----------
                                                   (millions of dollars except per share data)
Net sales                             $     113.4      $     137.5            $    352.2       $     395.5
Cost of goods sold                           62.6             67.2                 186.2             200.5
                                      -----------      -----------            ----------       -----------
   Gross profit                              50.8             70.3                 166.0             195.0
Operating expenses
   Selling, general and admin.               10.1              9.4                  27.9              29.3
   Research and development                   1.3              0.8                   2.9               2.4
   Amortization of intangible
    assets                                   11.4              6.9                  30.2              20.3
                                      -----------      -----------            ----------       -----------
                                             22.8             17.1                  61.0              52.0
                                      -----------      -----------            ----------       -----------
Income from operations                       28.0             53.2                 105.0             143.0

Interest expense                              8.0              0.4                  17.7               1.2
Interest income                              (0.7)            (1.0)                 (2.0)             (3.0)
Other expense (income)                        2.9              2.8                   4.1              (2.1)
                                      -----------      -----------            ----------       -----------
Income before income taxes
   and minority interest                     17.8             51.0                  85.2             146.9

Minority interest                               -              6.8                     -              20.3
                                      -----------      -----------            ----------       -----------

Income before income taxes                   17.8             44.2                  85.2             126.6

Income taxes                                  7.2             15.0                  32.4              43.3
                                      -----------      -----------            ----------       -----------

Net income                            $      10.6      $      29.2            $     52.8       $      83.3
                                      ===========      ===========            ==========       ===========

Basic and diluted earnings per
 share                                     $ 0.73           $ 1.98                $ 3.59            $ 5.64
                                      -----------      -----------            ----------       -----------

Shares used to compute basic
 earnings per share                    14,538,430       14,762,417            14,687,755        14,762,417
                                      -----------      -----------            ----------       -----------

 The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                    Nine Months Ended
                                                             -------------------------------
                                                                      September 30
                                                             -------------------------------
                                                                 1998             1997
                                                             ------------      -------------
                                                                  (millions of dollars)
OPERATING ACTIVITIES

Net income                                                  $        52.8      $        83.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                      42.3               38.8
  Changes in deferred and other items                                   -                1.2
                                                            -------------      -------------
  Cash provided by operations excluding changes
   in working capital                                                95.1              123.3
  Changes in working capital other than debt                         97.2               68.0
  Other noncurrent liabilities (plant closure                        (7.2)             (24.8)
   provision)
                                                            -------------      -------------
Net cash provided by operating activities                           185.1              166.5

INVESTING ACTIVITIES

Plant and equipment additions                                       (14.3)              (5.3)
Business combinations                                                   -              (15.8)
Other                                                                (7.3)               6.8
                                                            -------------      -------------
Net cash used in investing activities                               (21.6)             (14.3)

FINANCING ACTIVITIES

Net cash paid to Great Lakes                                       (468.5)            (156.9)
Receipt of long-term borrowings                                     430.0                  -
Repayment of long-term borrowings                                   (91.6)                 -
Fees relating to spin financing                                     (11.0)                 -
Minority interest                                                       -                0.6
Repurchase of common stock                                           (9.2)                 -
Other financing                                                       2.9                  -
                                                            -------------      -------------
Net cash used in financing activities                              (147.4)            (156.3)
Effect of exchange rate changes on cash and cash
  equivalents                                                         3.8               (9.8)
                                                            -------------      -------------
Increase (decrease) in cash and cash equivalents                     19.9              (13.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     29.7               54.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        49.6      $        41.0
                                                            =============      =============

The accompanying footnotes are an integral part of these condensed unaudited financial statements

                         OCTEL CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1  -  BACKGROUND AND BASIS OF PRESENTATION

Octel Corp., a Delaware corporation (the "Company") is a major manufacturer and distributor of fuel additives and other specialty performance chemicals. Its primary manufacturing operation is located at Ellesmere Port, Cheshire, United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compounds (TEL), other petroleum additives and performance chemicals.

Until May 22, 1998, the Company was a wholly-owned subsidiary of Great Lakes Chemical Corporation, a Delaware corporation ("Great Lakes"). On May 22, 1998, Great Lakes consummated the spin off of its petroleum additives business by distributing shares in the Company to the stockholders of Great Lakes in a ratio of one Company share for every four Great Lakes shares held (the "Spin Off").
In connection with the Spin Off, the Company issued 14,762,417 shares of common stock on May 26, 1998.

On April 27, 1998, the Company entered into a $300 million senior secured credit facility (the "Credit Facility") and issued $150 million of Senior Notes due 2006 (the "Notes"). The Credit Facility consisted of a $280 million senior secured term loan and a $20 million revolving credit facility. The Credit Facility will mature on December 31, 2001, with the term loan amortizing in quarterly instalments. Loans under the Credit Facility bear interest at LIBOR plus 1.75%. The interest rate will reduce to LIBOR plus 1.25% when the outstanding balance under the Credit Facility has reduced to $140 million. The Notes mature in 2006. The Company is required to redeem $37.5 million principal amount of Notes in each of the years 2003, 2004 and 2005. The Credit Facility and the Notes contain substantial restrictions on the Company's operations, including the ability to pay dividends. The proceeds of the borrowings, along with available cash of $52.7 million, were used to repay a $116.8 million inter-company loan used to purchase a 10.65% interest in subsidiaries of the Company from Chevron Chemical Company and pay a special dividend to Great Lakes of $350.9 million and other costs of $15 million related to the Spin Off. The $15 million costs, including $11 million fees relating to Spin financing, have been capitalized as intangible assets and are being amortized over a period of eight years.

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10/A filed on May 6, 1998, in connection with the Spin Off. The results for the interim period are not necessarily indicative of the results to be expected for the year due to the level of borrowings incurred by the Company on Spin Off.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

The following sets forth the Company's comprehensive income for the nine months to September 30, 1998 together with an analysis of the movement in stockholders' equity during the same period:

                                                                 (Millions)
Balance at December 31, 1997                                           $ 652.8
Comprehensive income:
     Net income                                                 52.8
     Net change in cumulative translation account               14.4
                                                           ---------
Total comprehensive income                                                67.2

Other movement in stockholders' equity
   Transfer of income tax liabilities to Great Lakes                      56.0
   Net amount paid to Great Lakes including
   exchange effect of $4.7                                              (473.2)
   Repurchase of common stock                                             (9.2)
                                                                       -------
Balance at September 30, 1998                                          $ 293.6
                                                                       =======

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

EFFECTIVE INCOME TAX RATE RECONCILIATION:               Nine Months Ended
                                                          September 30
                                                    1998              1997
                                                    ----              ----
Statutory US Federal tax rate                      35.0%              35.0%
Increase (decrease) resulting from:
  Foreign tax rate differential                    (4.0)              (3.5)
  Amortization of goodwill                          8.9                5.0
  Other                                            (1.8)              (2.3)
                                                   ----               ----
                                                   38.1%              34.2%
                                                   ====               ====

NOTE 4 - EARNINGS PER SHARE

Earnings per share is based on net income for each period and the weighted average of shares in issue during the period. The weighted average is based on shares issued on May 26, 1998 (see note 1) and movements thereafter.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" for the first nine months of 1998. The Statement establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS.

The Company intends to adopt Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" for its annual financial statements. The Statement establishes standards for reporting information about operating segments including related disclosure about products, geographic areas and major customers.

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

Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in October 1998. This Statement relates to entities engaged in mortgage banking activities and so does not affect the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

Prior to the Spin Off on May 22, 1998, sales of product between the Company and Great Lakes were reported in the financial statements at estimated market value. In the first nine months of 1998 and 1997, the value of sales from the Company to Great Lakes amounted to $3.3 million and $5.8 million respectively and the value of purchases by the Company from Great Lakes amounted to $7.1 million and $13.5 million respectively.

Prior to the Spin Off, interest charges from Great Lakes, in respect of funding provided primarily for acquisitions, amounted to $3.4 million and $1.1 million in the first nine months of 1998 and 1997 respectively.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
       FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
       ----------------------------------------------------------------

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for the Company's products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

RESULTS OF OPERATIONS
---------------------

Third quarter sales of $113.4 million were $24.1 million lower than the $137.5 million recorded in 1997.

Nine month sales of $352.2 million declined $43.3 million from the $395.5 million reported in 1997, a reduction of 11% due predominantly to the continued decline in demand for tetraethyl lead (TEL). Net income for the period was $52.8 million, or $3.59 per share, down $30.5 million from 1997. Comparative sales by business are shown in the following table (millions):

                           Third Quarter               Year to date
                           -------------               ------------

                            1998      1997   Change     1998     1997   Change
                            ----      ----   ------     ----     ----   ------
TEL                       $ 90.7    $113.5    (20)%   $282.3   $321.4    (12)%
Petroleum Specialties       15.0      15.8     (5)%     46.8     48.0     (2)%
Performance Chemicals        7.7       8.2     (6)%     23.1     26.1    (11)%
                          ------    ------            ------   ------
Total                     $113.4    $137.5    (18)%   $352.2   $395.5    (11)%
                          ------    ------            ------   ------

TEL sales in the nine months ended September 30, 1998 decreased by $39.1 million (12%) from the same period last year, attributable mainly to a reduction in sales volumes of $41.0 million, offset by an increase in average prices of $1.0 million (due to the lower proportion of wholesale business compared with 1997) and a foreign exchange gain of $0.9 million. Retail sales volumes in the nine months decreased 7% to 37.8 thousand metric tons, with reduced sales in Europe partly offset by increases in the Middle East and Africa. Average retail sales prices of TEL reduced by 3% from last year, mainly as a result of market pressure. Sales volumes of TEL on a wholesale basis at 13.3 thousand metric tons for the nine months were 25% below 1997, due partly to reduced off-take by Ethyl Corporation and also due to the phase-out of leaded gasoline in the Mexican market in mid-1997, which Dupont had supplied with TEL purchased from the Company.

Petroleum Specialties (non-lead fuel additives) net sales at $46.8 million for the nine months to September and third quarter sales at $15.0 million are consistent with 1997 levels, growth being hampered by the economic downturn in South East Asia.

Performance Chemicals net sales of $23.1 million for the nine months were $3.0 million (11%) below 1997, mainly resulting from reduced demand for Octaquest(R) and a shutdown of the plant in the second quarter for maintenance work prior to expansion.

Gross profit of $166.0 million for the nine months was $29.0 million (15%) below the same period last year. This reduction reflects the decline in TEL volume and average retail sales price. As a percentage of sales, gross profit in the nine months was 47% compared with 49% in 1997. Both periods included a plant closure charge of approximately $10.0 million.

Selling, general and administrative expenses were $27.9 million for the nine months to September, a reduction of 5% from the same period in 1997. Research expense was $2.9 million, an increase of 21% on the same period in 1997 when expenditure was heaviest in the fourth quarter. Since the beginning of the year, the Company has reduced headcount by 138, a 10% reduction of the workforce, giving annual payroll savings of $7 million.

Amortization of intangible assets at $30.2 million for the nine months has increased by $9.9 million due to an increase in goodwill following the acquisition of the Chevron minority interest in the Company at the end of 1997.

Operating income for the nine months was $105.0 million, a return of 30% on sales. Reduction in the rate of return for income from operations from 36% of sales to 30% in 1998 is mainly the result of the higher amortization charge.

Interest expense at $17.7 million for the nine months to September is $16.5 million above the $1.2 million expense in 1997. Interest on the senior debt and notes effectively commenced on May 1, resulting in a charge of $14 million to date. The remainder of the interest pre-May 1 was paid to Great Lakes on an intercompany loan to fund the acquisition of the Chevron minority interest.

Interest income in the nine months decreased to $2.0 million from $3.0 million in 1997.

Other expense and income decreased from an income of $2.1 million in 1997 to an expense of $4.1 million in the nine months to September 1998. This change was mainly the result of the inclusion of $5.5 million gains on exchange in 1997 and $3.1 million losses on exchange in 1998, both of which are due principally to recording of unrealised gains and losses on period end currency balance translation.

The minority interest in the Company was acquired from Chevron during fourth quarter 1997, resulting in an improvement of $20.3 million in profit attributable to the Company in the nine months to September 30, 1998.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash provided by operating activities during the nine months to September 30, 1998 amounted to $185.1 million, $18.6 million more than in 1997. A significant proportion of this improvement was due to a lower level of cash spending on rationalisation costs of $17.5 million in 1998 compared with $28.6 million during the same period last year, due to both personnel and plant closure costs being lower.

Working capital levels were reduced significantly in 1998, particularly accounts receivable, which were $58.1 million lower than December 1997, reflecting both reduced sales in the third quarter and a reduction in days sales outstanding from 109 to 90. Total inventory levels were reduced by $7.1 million (9%) from the position at December 1997, including a reduction of $12.8 million in raw materials. Finished products inventory levels, which are affected by bulk ships' sailing patterns and fluctuate accordingly, were higher than in December 1997.

$51.6 million of senior loan (long-term debt) was repaid in the third quarter 1998, bringing repayments for the current year to $91.6 million (including early payment of $11.6 million), and reducing outstanding debt from $430 million to $338.4 million. A further debt repayment of $35.0 million is scheduled for the fourth quarter, together with a further early payment of approximately $12.0 million due to the high third quarter cash flow.

Plant closure provisions at $52.1 million were $5.1 million lower than December 1997. The provision was increased by exchange variances of $2.4 million and by the periodic charge of $10.0 million, but this was more than offset by redundancy and remedial costs incurred of $17.5 million.

$9.2 million was spent in the third quarter on the repurchase of 530,662 shares of Octel Corp. common stock.

RECENT DEVELOPMENTS
-------------------

On September 29, 1998 the Company announced that its UK subsidiary The Associated Octel Company Limited (Associated Octel) had signed an agreement with Ethyl Corporation to market and sell tetraethyl lead (TEL) antiknock compounds in areas of the world, excluding North America and European Union. The agreement, which became effective October 1, 1998 finalized the memorandum of understanding between the companies previously announced on July 27, 1998.
Under the agreement, all marketing and sales efforts made to customers are made in the name of Associated Octel. Ethyl will provide bulk transportation services in support of the agreement while Octel will continue to produce all TEL marketed under this agreement. Depending upon cost, performance and flexibility, one or both companies will provide under the agreement other TEL services. As countries move increasingly toward lead-free fuel and the demand for TEL continues to decline, it becomes increasingly more expensive to market, sell, manufacture and distribute a given quantity of TEL. The Company believes that significant cost savings can be achieved under this agreement by permitting more efficient marketing, sales and distribution of TEL products.

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

Octel Corp. continues to reduce TEL costs in line with the market decline and the Company announced another voluntary severance program in September 1998 which is expected to be implemented in early 1999. The Company will close at least one TEL building at the end of 1998 and has announced a formal review into the economics of manufacturing raw materials currently produced to support the manufacture of TEL.

The Company's Board of Directors has approved a stock buy back program, authorizing the repurchase of up to $15 million of its stock, as allowed under its debt covenants. At September 30, 1998 530,662 shares have been repurchased at an aggregate cost of $9.2 million. $2.8 million has been spent to date in the fourth quarter on repurchasing a further 204,430 shares of Octel Corp. common stock.

YEAR 2000
---------

Octel is implementing a programe of work whose objective is to ensure that the company is not adversely affected by "Date Discontinuity" problems in computers, software and embedded processors during the transition from 1999 to 2000 and as a result of 2000 being a leap year.

Date discontinuity occurs when time as expressed by a system or its software does not move forward successfully in line with true time. The most commonly known manifestation of this occurs in systems that recognize years as two digits and, when moving from '99' to '00', recognise '00' as 1900 or fail altogether. Additionally, some systems fail to recognise 2000 as a leap year, so omitting Feb 29th from their calendars.

Project Scope
-------------

The project scope covers Information Technology (IT) systems, embedded processors/plant control and supply chain.

IT systems include central and network hardware, business systems and desktop hardware/software. Octel has very little bespoke software, the majority being industry standard packages, customized only where necessary.

Embedded processors includes, for example, plant instruments, laboratory equipment, control systems, data acquisition systems, vehicles and telecommunications.

Supply Chain considerations include liaison with suppliers and customers about our respective states of readiness for the Year 2000.

The project covers all Octel Corp. sites.

Programe
---------

Work is divided into the following key stages:-

1.        Inventory of hardware, software and embedded systems
2.        Analysis of compliance
3.        Defining and planning of solutions
4.        Implementation and testing of solutions
5.        Confirmation of major suppliers' and customers' state of readiness
6.        Contingency planning

Step 1 is substantially complete.

Step 2 is approximately 75% complete for embedded processors, substantially complete for mission critical software and PC's and about 50% complete for desktop software. Assessment of IT central hardware and infrastructure has been initiated, but is less advanced. This is targeted to be complete by December 31, 1998.

Step 3 is progressing in all areas as compliance analysis information is generated. This is being produced by business process reviews and impact assessments.

In Step 4, two key IT projects which impact on the Year 2000 program are in progress:-

 .    Replacement of the existing purchasing and sales order processing system, due for completion March 31, 1999. This is phase one of the introduction of an Enterprise Resource Planning System.
 .    Conversion of UK sites to Windows NT environment, which will result in substantial replacement of desktop hardware and software, due for completion mid 1999.

Projects are also being initiated to replace a number of non-compliant data loggers on plants. Modifications to the control system for the most automated plant (Octaquest) have already been made to achieve compliance.

In Step 5, all current suppliers of goods and services have been approached and replies have been received from approximately 50% to-date. Key suppliers will be the subject of more detailed scrutiny to monitor the progress of their program. We have not yet requested information from customers; this will be done before December 31, 1998. We have, however, dealt with some 95 requests for information about our program from our customer base of some 500 companies.

Contingency Planning for Year 2000 risks (Step 6) is at an early stage of development.

Costs
-----

It is estimated that the total cost of achieving Year 2000 compliance will be approximately $8.0 million of which $6.5 million will be on IT systems and $1.5 million on embedded processors. This figure is subject to ongoing review. Approximately $1.2 million has been spent to date.

Risks
-----

Had no action been taken to identify and rectify Year 2000 problems, key business and administrative systems would have failed, as would a number of plant data loggers and instruments. The cost impact of such failures has not been assessed.

Should the project or a supplier fail to identify or successfully rectify all Year 2000 defects, there is potential for temporary, but in some cases significant, interruption to production or deliveries. Work is in progress to understand the risks and to develop plans to minimise the consequences of such events to Octel. Particular attention will be paid to the dependence on the supply of utilities from third parties, such as electricity, gas and water, to the Ellesmere Port site.

Part II   OTHER INFORMATION
---------------------------

(a)       Exhibits

10.1      Antiknock Marketing and Sales Agreement

27        Financial Data Schedule

(b)       Reports of Form 8-K

          None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



Date: October 31, 1998                  By  /s/  Dennis J Kerrison
      ---------------------------                -----------------
                                                  Dennis J Kerrison
                                                  President and
                                                  Chief Executive Officer

Date: October 31, 1998                  By  /s/ Alan G Jarvis
      ---------------------------               -------------
                                                  Alan G Jarvis
                                                  Chief Financial Officer


                                 EXHIBIT INDEX

Exhibit   Description                                  Page No.
-------   -----------                                  --------
10.1      Antiknock Marketing and Sales Agreement       15
27        Financial Data Schedule                       59