Form 10-K
period 1998-12-31
OCTEL CORP
filed 1999-03-26
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
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

         Registrant's telephone number, including area code: 011-44-151-355-3611
                                                  ---------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
         Title of each class                             which registered
         -------------------                             ----------------
Common stock, $0.01 par value                       New York Stock Exchange

                                                    --------------
Securities registered pursuant to Section 12 (g)      of the Act:    None
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.

                             Yes     X
                                  ---------
                              No
                                  ---------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   [ ]
                               -----------
As of March 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $183,759,030.

As of March 10, 1999 13,934,334 shares of the registrant's stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II, III and IV. Certain portions of Octel Corp.'s proxy statement to be mailed to stockholders on or about March 30, 1999 for the annual meeting of Stockholders to be held on May 11, 1999 are incorporated in Part III hereof by reference.

                                     PART I
                                     ------
Item 1. Business

General

Octel Corp., a Delaware corporation (the "Company") is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, South Wirral, United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compound ("TEL"), other petroleum additives and performance chemicals.

Until May 22, 1998, the Company was a wholly owned subsidiary of Great Lakes Chemical Corporation, a Delaware corporation ("GLCC"). On May 22, 1998, GLCC consummated the spin-off of its petroleum additives business by distributing shares in the Company to the stockholders of GLCC in a ratio of one Company share for every four GLCC shares held. In connection with the spin-off the Company issued 14,762,417 shares of common stock on May 26, 1998. A further 969 shares were subsequently issued in respect of late notified changes in GLCC stockholders at the record date of the spin-off issue.

The term "Octel" as used herein means Octel Corp. and its subsidiaries unless the context indicates otherwise.

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 23 of the 1998 Annual Report to Stockholders (the "Report") are incorporated herein by reference.

Segmental Information

The Company presently has one principal business segment, petroleum additives.
Note 2 on the Financial Statements included in the Report (the "Financial Statements") on pages 33 and 34 of the Report, is incorporated herein by reference.

Description of the business

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 through 23 of the Report, is incorporated herein by reference.

Overview

The Associated Octel Company Limited was formed in 1938 to manufacture and market TEL as an antiknock additive for gasoline. The Company is an international chemical company specialising in the manufacture, distribution and marketing of fuel additives. The Company is organised into three Strategic Business Units - TEL, Petroleum Specialties and Performance Chemicals. The TEL business, which accounted for approximately 79% of the Company's 1998 sales, is the world's leading producer of TEL that is used by oil refineries world-wide to boost the octane levels in gasoline which allows fuel to burn more efficiently and prevents engine knock during the fuel cycle. The Company manufactures approximately 80% of the global demand for TEL. The Petroleum Specialties business, which accounted for approximately 14% of the Company's 1998 sales, provides a broad range of petroleum additives, including combustion improvers, fuel detergents and functional performance products. The Performance Chemicals business, which accounted for approximately 7% of the Company's 1998 sales, manufactures and distributes a range of chemicals including Octaquest(R) a biodegradable chelating agent developed for the detergent market.

TEL

TEL, the most significant of the Company's products, accounted for approximately 79% of the Company's 1998 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. TEL remains the most cost-effective octane enhancer for motor gasoline and has the added benefit of acting as a lubricity aid, reducing engine wear. TEL is used as a gasoline additive in various concentrations depending on the intrinsic nature of the base fuel and the targeted octane number.

While TEL remains the most cost-effective and energy-efficient additive from an octane-boosting perspective, leaded gasoline undermines the effectiveness of catalytic converters, which are increasingly being used to reduce automobile exhaust emissions. There has also been increasing pressure from regulators and environmental groups regarding the alleged harmful effects on human health of leaded gasoline. Environmental agencies and the World Bank are advocating the elimination of TEL in automotive gasoline.

Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries. The decline in TEL volumes since 1990 has been approximately 12% per annum, and management believes that volumes will continue to fall at roughly 15% per annum.

While TEL business is declining, it will remain viable for a number of years. It is costly for refineries to switch their gasoline production process to unleaded gasoline and therefore upgrading some refineries may not be economically justifiable. These refineries may decide to continue operating until reduced demand for leaded gasoline forces their closure. There are also significant costs and delays in converting automobiles and gasoline stations to accommodate the increased use of unleaded fuels. The transition to lead-free fuel is therefore unlikely to happen globally all at once.

The Company intends to manage the decline safely and effectively and to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand. A key step was reducing capacity which will no longer be needed through the closure of French and Italian manufacturing operations in 1996 and of one of the three UK based TEL plants in December 1998. The Company will continue to downsize its manufacturing and operating cost base and restructure its operations as the market continues to decline, whilst also looking for opportunities for further industry consolidation.

Petroleum Specialties

The Petroleum Specialties business develops, produces and markets a range of specialty products used as fuel additives, built on the TEL operations. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Services unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. The addition of Octel Deutschland GmbH to Octel's group during 1998 opens new marketing opportunities and an expanded product range including Ferrocene, an iron based combustion improver.

Performance Chemicals

This business originally centered on intermediates and raw materials related to the TEL operations. The Company's focus going forward is to develop high performance and particularly environmentally friendly products from its technology base. The major current line is Octaquest, developed for the detergent market but now addressing new markets in personal care, paper, photographics and other markets where biodegradability is a key requirement. Octaquest technology is also the platform for the development of a family of products such as Octahib(R), a biodegradable corrosion inhibitor that protects metal.

Raw Materials

Raw material purchases comprise approximately 20% of the Company's total Cost of Goods Sold. The major purchases are lead, ethylene, salt and dibromoethane. These materials are available readily from more than one source, and the Company uses long term contracts to manage the risk of price escalation.

Patents and Intellectual Property

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes. These trademarks and patents relate primarily to the Petroleum Specialties and the Performance Chemicals businesses, in which intellectual property forms a significant part of the Company's competitive strength. The majority of these patents were developed by the Company. Most patents have more than ten years life remaining. The Company also holds a license for the manufacture of fuel detergents. The Company has trademark registrations for the use of the name Octel(R) and for the Octagon device in Classes 1 and 4 of the "International Classification of Goods and Services for the Purposes of the Registration of Marks" in all countries in which it has a significant market presence except for the US in respect of which the appropriate applications have been made. Octel also has trademark registrations for Octaquest(R). The Company has applications in progress for a number of other trademark registrations in several jurisdictions.

Octel America Inc., a subsidiary of the Company, has trademarks for Stadis(R), an aviation and ground fuel conductivity improver, Ortholeum(R), a lube oil additive antioxidant and metal deactivator, Ocenol(R), an antifoam for refinery use, and Valve Master(R), a valve seat recession additive. The Company does not consider its business as a whole to be dependent on any one trademark, patent or licence.

Customers

TEL sales are made either to the retail refinery market or to Ethyl Corporation ("Ethyl"). In 1998 79% of Octel's sales volume was to retail refinery customers, some 200 independent, state or major oil company - owned refineries located throughout the world. Within this market, refineries owned by British Petroleum, Mobil Oil and Texaco Oil are entitled to profit participation payments, based on their ongoing purchases from the Company, by virtue of their former partnership interest in Octel Associates, an Octel Corp. subsidiary. Selling prices to other refineries are principally negotiated under long term supply agreements, with varying prices and terms of payment.

The customers of the Petroleum Specialties business are comprised of multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies which had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of recent corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

Competition

The world-wide market for the Company's primary product, TEL, is highly competitive. In this market Octel competes not only with other sellers of TEL but with marketers of products and processes providing alternative ways of enhancing octane performance in automotive gasoline. Approximately 98% of all TEL sold is used to improve the antiknock characteristics of gasoline for automobiles. Other products and processes which are used to enhance octane performance in automotive gasoline include oxygenates, primarily methyl tertiary butyl ether ("MTBE") and ethanol, as gasoline blending components as well as the installation of additional reforming capacity through refinery upgrades. In addition, non-lead metallic based antiknock additives are currently under development by several companies including Octel. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as the US. As a result, worldwide demand for TEL is progressively shrinking as the use of unleaded gasoline becomes more widespread. On a worldwide basis Octel remains the largest TEL marketer, although the number and strength of its competitors vary depending on the geographical area involved.

The Company's Petroleum Specialties business operates in a competitive environment with its main competitors being large oil and chemical companies. No one company holds a dominant market share. The Company considers its competitive strengths are its strong technical development capacity, independence from major oil companies and its strong long-term relationships with refinery customers in the TEL market which provide synergies with the Petroleum Additives business.

The Company is seeking to expand its Specialty Chemicals business and is currently evaluating opportunities to implement this strategy. Growth will be sought from a combination of internal and external sources, including the in-house development of new products through research and development, exploitation of current products into new markets, licensing agreements, custom synthesis of specialty products and acquisitions of products and/or businesses.

Ethyl Agreements

The Company supplies Ethyl on a wholesale basis with TEL for resale to customers under two separate long-term supply agreements at prices adjusted annually through agreed formulas. Under one of these agreements (the "US TEL Supply Agreement"), effective January 1, 1998, Ethyl purchases from the Company its TEL requirements for resale to its customers in the United States. In the other agreement, dated December 22, 1993, Ethyl purchases TEL from the Company for resale to customers located outside the United States. The maximum quantities of TEL Ethyl can purchase under the non-US agreement is 35,000 metric tons per year through 1998 and, thereafter, is set at a fixed percentage of the Company's annual production capacity. Pursuant to a Bulk Transportation Agreement, dated March 25, 1994, Ethyl supplies the Company with all of its bulk transportation requirements for TEL. The Company, Ethyl and GLCC reached an agreement with the Federal Trade Commission on June 24, 1998 with respect to the terms of a consent decree governing sales of TEL by the Company to Ethyl for resale in the US market. The Company and Ethyl complied with the provisions of the consent decree by negotiating and putting into effect a new long term contract governing the supply of TEL to Ethyl for resale in the US market. It should be noted that the entire US TEL market is relatively small and therefore only a very minor portion of the Company's sales to Ethyl are for resale in the US market. Neither the terms of the consent decree nor the execution of the US TEL contract with Ethyl is expected to have a material adverse effect on the Company's business, results of operation or financial condition.

Effective October 1, 1998 the Company's UK subsidiary The Associated Octel Company Limited ("Associated Octel") signed agreements with Ethyl to market and sell TEL in areas of the world excluding North America and European Union. The agreements implemented the memorandum of understanding between the companies previously announced on July 27, 1998. Under the agreements, all marketing and sales efforts made to customers are made in the name of Associated Octel. Ethyl provides bulk transportation services in support of the agreements while Octel continues to produce all TEL marketed under these agreements. Depending upon cost, performance and flexibility, one or both companies provide other TEL services. As countries move increasingly toward lead-free fuel and the demand for TEL continues to decline, it becomes increasingly more expensive to market, sell, manufacture and distribute a given quantity of TEL. The Company believes that significant cost savings can be achieved under these agreements by permitting more efficient marketing, sales and distribution of TEL products.

Technology

The Company's research and development facilities are located at Ellesmere Port, UK, while its advanced fuel testing facility to support the TEL and Petroleum Specialties businesses is located at Bletchley, UK. The Company's research and development activity has been, and will continue to be, focused primarily on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $3.1 million, $3.8 million and $5.6 million in 1998, 1997 and 1996, respectively. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest(R) has enabled the Company to enter into a new market in the performance chemicals area.

Health, Safety and Environmental Matters

The Company is subject to Environmental Laws in all of the countries in which it does business. The principal Environmental Laws to which the Company is subject in the UK are the Environmental Protection Act 1990, the Water Resources Act 1991, the Health and Safety at Work Act 1974 and regulations and amendments thereto. Management believes that the Company is in material compliance with all applicable Environmental Laws, and has made appropriate provision for the continued costs of compliance with Environmental Laws. Nevertheless, there can be no assurance that changes in existing Environmental Laws, or the discovery of additional liabilities associated with the Company's current or former operations, will not have a material adverse effect on the Company's business, results of operations or financial condition.

Human Resources

The Company's workforce at December 31, 1998 consisted of 1305 employees, of which 1118 were in the UK. Approximately half of the Company's employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.

The Company has a major employee communication program to help its employees understand the business issues surrounding the Company, the TEL business and the corporate downsizing program that has been implemented to respond to declining TEL demand. Regular monthly briefings are conducted by line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions which the Company recognizes for negotiating and consultative purposes.

Management believes that the communication program has been highly successful and has contributed to achieving a significant reduction in the Company's UK workforce since January 1, 1996. The Company has implemented an extensive retraining program which will enable further improvements in the productivity and flexibility of the Company's UK workforce. A major change in working practices was introduced during 1996 whereby the workforce began an annualised hours contract, monthly pay and staff status. This program reflects the co-operative employee relations climate which exists at Ellesmere Port. A further example of the positive working relationship is the signing of a two-year salary contract on January 1, 1998, which gives predictability of employment costs through January 1, 2000.

The Company closed one of its three TEL buildings at year-end, 1998. Following the agreement of a further voluntary severance program in November 1998, 280 employees based in the United Kingdom will leave the Company by June 1999. Approximately 70 of these employees had already left by December 31, resulting in a 1998 reduction of 161 people. By mid-1999, the total UK workforce will be reduced by 50% from the 1,800 employed in June 1996. This has all been achieved through voluntary severance programs.

Item 2. Properties

A summary of the Company's principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:


Location                                    Principal Operations
--------                                    --------------------
Newark, Delaware, US (1).................   Octel Corp.  Headquarters; Petroleum Specialties regional office

London, UK (1) ..........................   Sales & Marketing

Ellesmere Port, UK ......................   Associated Octel Headquarters; Business Team; Manufacturing; Research &
                                            Development; Administration

Bletchley, UK ...........................   Fuel Technology Center

Herne, Germany (1).......................   Octel Deutschland GmbH; Manufacturing and Administration

(1) Leased property

The Ellesmere Port facility, which includes 94 acres of land, houses the administrative headquarters and offices for Associated Octel, Research and Development laboratories and all the Company's manufacturing facilities. These manufacturing facilities consist of a chlorine plant (capacity - 40,000 metric tons per annum), a sodium plant (capacity - 24,000 metric tons per annum), an ethyl chloride plant (capacity -44,000 metric tons per annum), an EDDS plant for the manufacture of Octaquest (capacity - 3,000 metric tons per annum), a detergents plant for the Petroleum Specialties business (capacity - 5,000 metric tons per annum) and Lead Alkyls plants for the manufacture of TEL (capacity - 66,000 metric tons per annum).

Item 3. Legal Proceedings

There are no material pending legal proceedings involving the Company, its subsidiaries or any of its properties. Furthermore, no director, officer or affiliate of the Company or any associate of any director or office is involved, or has a material interest in, any proceeding which would have a material adverse effect on the Company.

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. There are currently no such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is listed on the New York Stock Exchange. As of March 10, 1999 there were approximately 2,480 registered holders of the common stock.

Quarterly stock prices on page 47 of the Report are incorporated herein by reference.

The borrowings entered into by the Company in relation to the spin-off from GLCC restrict the Company's ability to pay dividends or buy back stock to a maximum of $15 million per annum in aggregate.

Item 6. Selected Financial Data

The Financial Highlights on the inside cover of the Report and the Quarterly Summary on page 47 of the Report are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The discussion on pages 14 through 23 of the Report is incorporated herein by reference. This includes the following cautionary statement regarding forward looking statements:

"Some of the information presented in this Annual Report constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for the company's products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations."

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information relating to the Company's exposure to market risk is set out below.

Raw materials

Raw material purchases comprise approximately 20% of the Company's total Cost of Goods Sold. The major purchases are lead, ethylene, salt and dibromoethane. These materials are available readily from more than one source, and the Company uses long term contracts to manage the risk of price escalation.

Foreign currency

The Company invoices between 50% and 60% of its sales in US dollars to match dollar outgoings, principally debt and interest payments. The balance is mainly invoiced in UK pounds sterling to match the Company's sterling costs. The Company uses financial instruments to hedge firm foreign currency commitments as required. These are used to minimize exposure and are not for speculative trading purposes. At December 31, 1998 the Company had no outstanding foreign exchange.

Fluctuations in foreign currency may also impact the stockholders' equity of the Company. The local currency has been used as the functional currency for each company throughout the group. Exchange differences arising on the retranslation of non-US company balance sheets to year end rates are recorded in stockholders' funds as cumulative translation adjustments.

Interest rates

The Company is exposed to interest rate fluctuations on its borrowings. The Company manages this exposure by borrowing at fixed and variable rates and by entering into interest rate swap, floor and collar and cap agreements to exchange floating rate for fixed rate interest payments periodically over the life of the debt agreements.

At December 31, 1998 the Company had the following interest rate instruments in effect (notional amount and fair value in millions):


                              Notional          Strike           Period            Fair value
                              Amount            Rate
   Interest swap               $100.0           5.87%         12/98-12/01               $(0.3)
   Interest collar             $ 65.7           5.75%         12/98-12/00                (0.9)
                                                5.45%                                   ------
                                                                                        $(1.2)
                                                                                        ------

Fair value of financial instruments

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                                              1998                               1997
         (in millions)                               Carrying          Fair             Carrying          Fair
                                                     amount            value            amount            value
         Cash and cash equivalents                     $ 26.5         $ 26.5             $ 29.7           $ 29.7
         Long term debt                                 300.8          306.8                -                -
         Derivatives (see above)                          -             (1.2)               -                -

The carrying amount of cash and cash equivalents approximates to fair value because of the short term maturities of such instruments. For long term debt, carrying amount approximates to fair value for variable rate debt and the fair value of fixed rate debt is based on quoted market prices for the same or similar debt. The fair value for derivatives is estimated based on current settlement prices and comparable contracts using current assumptions.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report of PricewaterhouseCoopers dated February 9, 1999 and quarterly financial information, which are on pages 14 through 47 of the Report, are incorporated herein by reference. The Financial Highlights on the inside front cover of the Report are also incorporated herein by reference.

Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosures

Until May 22, 1998 the Company was a subsidiary of GLCC. Accordingly the Combined Financial Statements for the period ended December 31, 1997 were audited by Ernst & Young LLP, the auditors of GLCC. The Company's management sought independent advice from PricewaterhouseCoopers on certain aspects of the spin-off from Great Lakes.

Following the consummation of the spin-off and the creation of Octel as a group independent of GLCC, the Board of Directors believed that it was appropriate to appoint PricewaterhouseCoopers as the auditors of Octel Corp. and all its UK and US subsidiaries. PricewaterhouseCoopers were duly appointed on August 11, 1998. Ernst & Young were never appointed as auditors of Octel Corp., so their resignation was not required.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information under the heading "Management" set out in the proxy statement relating to the, 1999 Annual Meeting of Stockholders dated May 11, 1999 (The "Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation

The information under the heading "Executive Compensation and Other Information" in The Proxy Statement is incorporated herein by reference.

Item 12. Security of Ownership of Certain Beneficial Owners and Management

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in The Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Note 16 on pages 45 and 46 of the Financial Statements is incorporated herein by reference.

                                    PART IV
                                    -------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) (1)      Financial Statements

                  The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers dated February 9, 1999, appearing on pages 14 through 47 of the 1998 Annual Report to Stockholders, are incorporated by reference in Item 8.

         (2)      Financial Statement Schedules

                  All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulation S-X.

         (3)      Exhibits

                  2.1 Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation ("GLCC") and the Registrant. (3)
                  3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
                  3.2      Amended and Restated By-laws of the Registrant. (1)
                  4.1      Form of Common Stock Certificate. (2)
                  4.2 Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)
                  4.3 Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)
                  4.4 Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)
                  4.5 Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit A). (4)
                  4.6 Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel
                           Developments PLC and the initial purchasers. (1)
                  4.7 Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments
                           PLC and the Registrant. (4)
                  10.1 Tax Disaffiliation Agreement between GLCC and the Registrant. (1)
                  10.2 Corporate Services Transition Agreement between GLCC and the Registrant. (1)
                  10.3 Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)
                  10.4 Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide.
                           (1)
                  10.5 Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)
                  10.6     Ethyl Corporation Market and Sales Agreement. (4)
                  10.7     Octel Corp. Non Employee Directors Stock Option
                           Plan. (4)

                  10.8 Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)
                  10.9 Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)
                  10.10    Agreement between GLCC and the Registrant for the
                           Toll Manufacture of Stadis Product. (4)
                  10.11    Octel Corp. Time Restricted Stock Option Plan. (3)
                  10.12    Octel Corp. Performance Related Stock Option
                           Plan. (3)
                  10.13    Associated Octel Savings-Related Stock Option
                           Plan. (3)
                  10.14    Form of Octel Corp. Approved Company Share Option
                           Plan.
                  10.15    Form of Octel Corp. Profit Sharing Share Scheme.
                  12.1     Statement Regarding Computation of Financial Ratios.
                  13.1     1998 Annual Report of Octel Corp.
                  13.2 Opinion of Ernst & Young LLP on 1997 combined financial statements.
                  21.1     Subsidiaries of the Registrant.
                  24.1 Powers of Attorney of Directors and Officers of the Registrant. (4)
                  27.1     Consolidated Financial Data Schedule.
                           (1) Incorporated by reference to the Company's amendment dated April 21, 1998, to a previously filed Form 10-/A.

                           (2) Incorporated by reference to the Company's Form 10-/A previously filed on April 10, 1998.

                           (3) Incorporated by reference to the Company's amendment dated May 4, 1998 to a previously filed form 10-/A.

                           (4) Incorporated by reference to the Company's form S-4 previously filed on October 1, 1998.

                           (5) Filed with the Company's form 10Q on November 10, 1998

     (b)          Reports on Form 8-K

                  The Company did not file any current reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     OCTEL CORP.                              By:         /s/ DENNIS J KERRISON
     (Registrant)                                         President, Chief
     Date:  March 19, 1999                                Executive Officer and
                                                          Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     March 19, 1999                /s/ Alan G Jarvis
                                   ---------------------------------------------
                                   Alan G Jarvis, Vice President
                                   and Chief Financial Officer

     March 19, 1999                /s/ Robert E Bew
                                   ---------------------------------------------
                                   Dr Robert E Bew, Chairman and Director


     March 19, 1999                /s/ Dennis J Kerrison
                                   ---------------------------------------------
                                   Dennis J Kerrison, President, Chief Executive
                                   Officer and Director


     March 19, 1999                /s/ Martin M Hale
                                   ---------------------------------------------
                                   Martin M Hale, Director


     March 19, 1999                /s/ Thomas M Fulton
                                   ---------------------------------------------
                                   Thomas M Fulton, Director


                                   /s/ James Puckridge
     March 19, 1999                ---------------------------------------------
                                   James Puckridge, Director


     March 19, 1999                /s/ Benito Fiore
                                   ---------------------------------------------
                                   Dr Benito Fiore, Director


     March 19, 1999                /s/ Charles M Hale
                                   ---------------------------------------------
                                   Charles M Hale, Director


     March 19, 1999                /s/ Steven W Williams
                                   ---------------------------------------------
                                   Steven W Williams, Vice President,
                                   Group Operations


     March 19, 1999                /s/ H Alan Hanslip
                                   ---------------------------------------------
                                   H Alan Hanslip, Vice President, Human
                                   Resources


     March 19, 1999                /s/ Geoffrey J Hignett
                                   ---------------------------------------------
                                   Dr Geoffrey J Hignett, Vice President,
                                   Specialty Chemicals