Form 10-Q
period 1999-03-31
OCTEL CORP
filed 1999-05-11
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                             ----------------------

                                   FORM  10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1999
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

                                  Yes     X
                                      ----------
                                  No
                                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class                                          Outstanding as of April 30, 1999
Common Stock, par value $0.01                                13,911,534  Shares

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                              March 31                December 31
                                                                1999                      1998
                                                             (Unaudited)
                                                       ---------------------     --------------------
                                                                    (millions of dollars)
     Assets

     Current Assets
            Cash and cash equivalents                              $    31.3                 $   26.5
            Accounts receivable, less allowance
              of  $2.1 (1998 - $0.8)                                   136.8                    120.6

            Inventories
              Finished goods                                            52.2                     61.1
              Raw materials and work in progress                        30.7                     27.8
                                                                   ---------                 --------
            Total inventories                                           82.9                     88.9

            Prepaid expenses                                             3.0                      4.9
                                                                   ---------                 --------

     Total current assets                                              254.0                    240.9

     Property, plant and equipment                                     141.7                    147.0
            Less accumulated depreciation                               30.9                     30.9
                                                                   ---------                 --------
            Net property, plant and equipment                          110.8                    116.1

     Goodwill                                                          351.1                    360.5
     Prepaid pension cost                                               71.5                     73.5
     Deferred financing costs                                           13.8                     15.7
                                                                   ---------                 --------
                                                                   $   801.2                 $  806.7
                                                                   =========                 ========

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------


                                                                March 31                    December 31
                                                                  1999                         1998
                                                               (Unaudited)
                                                          ------------------             --------------
                                                                       (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                              $      76.1             $         78.6
   Accrued expenses                                                     16.1                       13.0
   Accrued income taxes                                                 52.0                       42.6
   Current portion of long-term debt                                    77.0                       71.0
                                                                 -----------             --------------

Total current liabilities                                              221.2                      205.2

Plant closure provisions (note 4)                                       40.1                       47.1
Deferred income taxes                                                   22.0                       21.6
Long-term debt                                                         214.8                      229.8
Other liabilities                                                        1.8                        1.9
Minority interest                                                        0.7                          -

Stockholders' equity
   Common stock, $0.01 par value (note 2)                                0.1                        0.1
   Additional paid-in capital                                          276.1                      276.1
   Treasury stock (note 2)                                             (13.2)                     (13.2)
   Retained earnings                                                    50.3                       39.9
   Accumulated other comprehensive income                              (12.7)                      (1.8)
                                                                 -----------             --------------

Total stockholders' equity                                             300.6                      301.1
                                                                 -----------             --------------

                                                                 $     801.2             $        806.7
                                                                 ===========             ==============

  The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  INCOME
                      ------------------------------------
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31
                                                     -------------------------------------------
                                                            1999                       1998
                                                     ----------------          ----------------
                                                     (millions of dollars except per share data)
Net sales                                            $          128.0           $          123.2
Cost of goods sold                                               78.6                       63.7
                                                     ----------------           ----------------
   Gross profit                                                  49.4                       59.5
Operating expenses
   Selling, general and administrative                           12.2                        9.1
   Research and development                                       1.1                        0.8
Amortization of intangible assets                                12.0                        8.6
                                                     ----------------           ----------------
                                                                 25.3                       18.5
                                                     ----------------           ----------------
Operating income                                                 24.1                       41.0

Interest expense                                                  7.0                        2.1
Other expenses                                                    1.9                        1.5
Interest income                                                  (0.4)                      (0.6)
Other income                                                     (4.0)                      (0.2)
                                                     ----------------           ----------------
Income before income taxes and minority
 interest                                                        19.6                       38.2

Minority interest                                                 0.1                          -
                                                     ----------------           ----------------

Income before income taxes                                       19.5                       38.2

Income taxes (note 3)                                             9.1                       12.6
                                                     ----------------           ----------------

Net income                                           $           10.4           $           25.6
                                                     ================           ================
Earnings per share:
Basic                                                $           0.74           $           1.73
                                                     ----------------           ----------------
Diluted                                              $           0.73           $           1.73
                                                     ----------------           ----------------

Weighted average shares outstanding (in thousands):

Basic (note 2)                                                 13,934                     14,763
                                                     ----------------           ----------------
Diluted (note 2)                                               14,109                     14,763
                                                     ----------------           ----------------

  The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                     Three Months Ended
                                                              --------------------------------
                                                                          March 31
                                                              --------------------------------
                                                                  1999               1998
                                                              ------------       -------------
                                                                   (millions of dollars)
Cash Flows from Operating Activities
Net income                                                  $        10.4      $         25.6
Adjustments to reconcile net income to cash provided
 by operating activities:
   Depreciation and amortization                                     16.8                13.6
   Deferred income taxes                                              0.4                   -
   Other                                                                -                (0.1)
   Changes in operating assets and liabilities:
       Accounts receivable and prepaid expenses                     (18.0)               16.1
       Inventories                                                    3.7                 2.4
   Accounts payable and accrued expenses                              3.8               (16.0)
   Income taxes and other current liabilities                         9.0                12.9
       Other non-current assets and liabilities                      (3.4)               (6.6)
                                                            -------------      --------------
Net cash provided by operating activities                            22.7                47.9
Cash flows from Investing activities
Capital expenditures                                                 (3.3)               (2.9)
Business combinations, net of cash acquired                          (2.4)               (4.5)
Other                                                                   -                (0.6)
                                                            -------------      --------------
Net cash used in investing activities                                (5.7)               (8.0)
Cash flows from Financing Activities
Net cash paid to GLCC                                                   -               (34.2)
Receipt of long-term borrowings                                       6.0                   -
Repayment of long-term borrowings                                   (15.0)                  -
Minority interest                                                     0.7                   -
                                                            -------------      --------------
Net cash used in financing activities                                (8.3)              (34.2)
Effect of exchange rate changes on cash                              (3.9)               (2.1)
                                                            -------------      --------------
Net change in cash and cash equivalents                               4.8                 3.6
Cash and cash equivalents at beginning of period                     26.5                29.7
                                                            -------------      --------------
Cash and cash equivalents at end of period                  $        31.3      $         33.3
                                                            =============      ==============

The accompanying footnotes are an integral part of these unaudited condensed financial statements

                          OCTEL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                                  (Unaudited)

(millions of dollars)                                     Additional                                           Total
                           ---------       Treasury       -----------      Retained          CTA*         ----------------
                            Common        ----------        Paid-in        ---------      ----------       Comprehensive
                           ---------        Stock         -----------      Earnings                       ----------------
                             Stock        ----------        Capital        ---------                           Income
                           ---------                      -----------                                     ----------------
Balance at January              $0.1         $(13.2)           $276.1          $39.9         $ (1.8)               $ 38.1
 1,   1999
Net Income                         -              -                 -           10.4              -                  10.4
Net CTA* change                    -              -                 -              -          (10.9)                (10.9)
                         -----------    -----------     -------------    -----------    -----------     -----------------
Balance at March 31,
 1999                           $0.1         $(13.2)           $276.1          $50.3         $(12.7)               $ 37.6
                         ===========    ===========     =============    ===========    ===========     =================

*Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed financial statements.


                         OCTEL  CORP. AND  SUBSIDIARIES
            NOTES  TO  UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
            --------------------------------------------------------

NOTE 1  -  BACKGROUND AND BASIS OF PRESENTATION

Octel Corp., a Delaware corporation (the Company), is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, Cheshire, United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compounds (TEL), and specialty chemicals.

Until May 22, 1998, the Company was a wholly owned subsidiary of Great Lakes Chemical Corporation, a Delaware corporation (GLCC). On May 22, 1998, GLCC consummated the spin off of its petroleum additives business by distributing shares in the Company to the stockholders of GLCC in a ratio of one Company share for every four GLCC shares held (the spin off). In connection with the spin off, the Company issued 14,762,417 shares of common stock on May 26, 1998. A further 969 shares were subsequently issued in respect of late notified changes in GLCC stockholders at the record date of the spin off issue.

On April 27, 1998 the Company entered into a $300 million secured credit facility consisting of a $280 million senior secured term loan and a $20 million revolving credit facility. The credit facility will mature on December 31, 2001 and the term loan is amortized in quarterly instalments to December 31, 2001 subject to early repayment conditions. The term loan is secured on the Company's UK assets. Loans under the credit facility bear interest at LIBOR plus 1.75 per cent, reducing to LIBOR plus 1.25 per cent when the outstanding balance under the credit facility is below $140 million or 12 months from first drawdown (whichever is the later).

Also on April 27, 1998 the Company issued $150 million of Senior Notes due 2006. The Company is required to redeem $37.5 million principal amount of Notes in each of the years 2003, 2004 and 2005. The notes bear interest at a fixed rate of 10%.

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed on March 26, 1999.

The unaudited combined financial statements for the three months ended March 31, 1998, give effect to the spin off as a transfer of ownership interests between two entities under common control. Accordingly, the financial statements reflect the assets, liabilities, revenues and expenses of GLCC's petroleum additives business, adjusted only for those parts of that business which remained part of GLCC after the spin off. The financial statements have been prepared as if the Company had existed as an independent entity and include certain GLCC expenses prior to the spin off. Management believes that these allocations are reasonable.

On March 1, 1999, the Company formed a joint venture between its subsidiary, Octel America Inc., and Starreon Corporation. The joint venture, Octel Starreon L.L.C., has been accounted for as a consolidated, partly-owned subsidiary to reflect the nature of the joint venture agreement.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

At March 31, 1999, the Company had authorized common stock of 40 million shares (December 31, 1998 -- 40 million). Issued shares at March 31, 1999, were 14,766,386 (December 31, 1998 -- 14,766,386) and treasury stock amounted to 832,052 (December 31, 1998 -- 832,052).

In February 1999 the Company granted zero cost share options to senior management under the terms of the Octel Corp. Performance Related Stock Option Plan (PRSOP) and the Octel Corp. Time Restricted Stock Option Plan (TRSOP). The 107,079 options granted under the PRSOP are exercisable from January 1, 2001 through January 1, 2008. The 181,521 options granted under the TRSOP are exercisable from December 31, 1999 through December 31, 2007. No stock options were exercised under any Company scheme in the quarter.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

Prior to the spin off the Company was not a separate operating company with a capital structure of its own. Weighted average shares for the first quarter 1998 have therefore been based on shares issued on the spin off (see note 1).

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

                                                        Three Months Ended
                                                              March 31,
                                                         1999         1998
                                                      ----------    ---------
Statutory US Federal tax rate                              35.0%         35.0%
Increase (decrease) resulting from:
  Foreign tax rate differential                            (4.7)         (4.1)
  Amortization of goodwill                                 15.8           3.0
  Other                                                     0.7          (0.9)
                                                      ---------     ---------
                                                           46.8%         33.0%
                                                      =========     =========

NOTE 4 - PLANT CLOSURE PROVISIONS


             (millions of dollars)                       1999         1998
                                                      ----------    ---------
Balance at January 1                                      $47.1        $ 57.2
Exchange effect                                            (2.6)            -
Charge for the period                                       3.7           5.0
Expenditure                                                (8.1)        (10.3)
                                                     ----------     ---------
Balance at March 31                                       $40.1        $ 51.9
                                                     ----------     ---------

Expenditure of $6.3 million in the first quarter 1999 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $1.8 million related to environmental remediation activities.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is at present evaluating the impact of SFAS 133 on its operations.


NOTE 6 - RELATED PARTY TRANSACTIONS

Prior to the spin off on May 22, 1998, sales of product between the Company and GLCC were reported in the financial statements at estimated market value. In the first three months of 1998 the value of sales from the Company to GLCC amounted to $2.0 million and the value of purchases by the Company from GLCC amounted to $4.1 million.

Prior to the spin off, interest charges from GLCC, in respect of funding provided primarily for acquisitions, amounted to $2.1 million in the first three months of 1998.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 1999
         -------------------------------------------------------------

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

RECENT DEVELOPMENTS
-------------------

In December 1998, the Company concluded an agreement with Veba Oel AG for the acquisition of its petroleum specialties subsidiary, Chemische Betriebe Pluto GmbH, now renamed Octel Deutschland GmbH (Deutschland). Based in Herne, Germany, Deutschland manufactures and sells fuel additives mainly based on ferrocene, an iron-based metal organic product used as a combustion improver and octane enhancer.

On March 1, 1999, the Company formed a joint venture between its subsidiary, Octel America Inc., and Starreon Corporation. The joint venture, Octel Starreon L.L.C., combines the finished fuel additives businesses of both companies in the USA and Canada but will exclude TEL.

The Company continues to reduce TEL costs in line with the market decline and the Company announced another voluntary severance program in September 1998 which was implemented in early 1999. The Company closed one TEL building at the end of 1998 and has announced a formal review into the economics of manufacturing raw materials currently produced to support the manufacture of TEL.

The number of group employees at March 31, 1999 was 1,207 compared to 1,305 at December 31, 1998. The net decrease of 98 includes an additional 14 employees included in group headcount as a result of the Octel Starreon L.L.C. joint venture.

RESULTS OF OPERATIONS
---------------------

Operating income for the first quarter 1999 and 1998 may be analysed as follows:-

(in millions)
                                              1999                                                       1998
                            TEL             Specialty            Total               TEL              Specialty            Total
                                            Chemicals                                                 Chemicals
Net Sales                     $98.4               $29.6             $128.0             $102.5               $20.7            $123.2
                       ------------     ---------------     --------------     --------------     ---------------      ------------
Gross Profit                   40.9                 8.5               49.4               54.7                 4.8              59.5
                       ------------     ---------------     --------------     --------------     ---------------      ------------
Operating Income              $22.9               $ 1.2             $ 24.1             $ 41.3               $(0.3)           $ 41.0
                       ------------     ---------------     --------------     --------------     ---------------      ------------

All figures have been restated to reflect the aggregation of Petroleum Specialties and Performance Chemicals into a combined Specialty Chemicals Business Unit which represents the markets where Octel Corp. is focusing on building its position. Within these categories the sodium and chlorine products (Intermediates), which are manufactured as raw materials for the TEL business but are also sold on the open market, have been reclassified. They were part of Performance Chemicals Business Unit but have now been included as TEL to reflect their close relationship with TEL markets and manufacturing cycle.

Overall TEL sales have decreased by $4.1 million (4%). Intermediate sales decreased by $0.3 million to $2.9 million, the remaining $3.8 million of the decline relating to TEL sales. Volumes for the quarter fell by 14.1% to 14,256 metric tons, the anticipated ongoing annual decline in markets being offset slightly by the effect of the marketing agreements with Ethyl Corporation (Ethyl). The adverse volume variance of $14.0 million was offset by a favourable price variance of $10.2 million largely due to sales mix, where lower priced wholesale market sales were 606 tons compared to 3,076 tons in the first quarter 1998. TEL gross profit was reduced by $13.8 million, reflecting the declining net sales level and also the compensation payable to Ethyl on all sales made under the marketing agreements.

Specialty Chemicals net sales increased by $8.9 million over the first quarter, with volume declines in Octaquest/R/ more than offset by new product sales from Deutschland, acquired in December 1998, and the newly formed Octel Starreon L.L.C. joint venture.

Selling and administrative costs have increased by $3.1 million overall, reflecting the costs of the new group companies in 1999, redundancy costs at Octel America resulting from the Octel Starreon L.L.C. joint venture and the Company's public corporation costs which did not exist in 1998 prior to the May spin off. Amortization costs have increased by $3.4 million. This reflects the effect of the growth in the cost of goodwill since March 31, 1998. Also included in the 1999 charge is amortization on the deferred finance costs arising from the spin off in May 1998.

Interest expense increased by $4.9 million. The 1999 charge relates to the Senior Debt and Senior Notes which arose as a result of the spin off.

The principal change in other income and expenses relates to foreign exchange movements. In 1998 there was a net loss of $1.2 million included in other expenses while in 1999 the gain of $4.0 million has been included in other income.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Net cash provided by operating activities in the three months to March 31, 1999 was $22.7 million, a decrease of $25.2 million compared to the first quarter 1998. This was largely due to the lower level of net income, $15.2 million below 1998 levels, but there was an overall increase in working capital (current operating assets and liabilities) of $1.5 million in 1999 compared to a decrease of $15.4 million in 1998. The major difference in the working capital movement in both periods was the movement in receivables.

Receivables at December 31, 1997 were relatively high at $169.8 million and by March 31, 1998 had been reduced to $156.7 million, representing 118 days sales. The decrease for that quarter (excluding $3.0 million exchange effect) was $16.1 million. Further reductions during fiscal 1998 resulted in a year end balance of $120.6 million, representing 98 days sales. At March 31, 1999 receivables had increased to $136.8 million, an increase (excluding $1.8 million exchange effect) of $18.0 million but still reflecting 98 days sales in debtors. The apparent weakening in the receivables position from the first quarter 1998 to 1999 is therefore largely due to the high December 1997 starting point. March 31, 1999 debtor days are consistent with December 1998 and 17% below March 1998 levels.

The inventory decrease of $3.7 million in the first quarter 1999 is net of exchange gains of $2.3 million, the reduction in the balance sheet amounts being $6.0 million. This includes a decrease of $8.9 million in finished goods due to recent cuts in production levels, and the Company believes that it is on program to reverse the increase of $25.4 million which arose in 1998 by the end of fiscal 1999.

Senior debt of $15 million was repaid during the first quarter 1999, offset by the drawdown of a further $6 million under the Revolving Credit Facility.

YEAR 2000
---------

Octel is implementing a program of work, the objective of which is to ensure that the Company is not adversely affected by "Date Discontinuity" problems in computers, software and embedded processors during the transition from 1999 to 2000 and as a result of 2000 being a leap year.

Date discontinuity occurs when time as expressed by a system or its software does not move forward successfully in line with true time. The most commonly known manifestation of this occurs in systems that recognize years as two digits and, when moving from '99' to '00', recognise '00' as 1900 or fail altogether. Additionally, some systems fail to recognise 2000 as a leap year, omitting Feb 29th from their calendars.

Project Scope
-------------

The project scope covers Information Technology (IT) systems, embedded processors, supply chain and business continuity.

IT systems include central and network hardware, business systems and desktop hardware and software. Octel has very little bespoke software, the majority being industry standard packages, customized only where necessary.

Embedded processors include, for example, plant instruments, laboratory equipment, control systems, data acquisition systems, vehicles and telecommunications.

Supply chain considerations include liaison with suppliers and customers about our respective states of readiness for the Year 2000.

Business continuity will consider all areas of the business and put in place contingency plans to mitigate the consequences arising from key risks identified.

The project covers all Octel Corp. sites.

Program
-------

Work is divided into the following key stages:-

1.        Inventory of hardware, software and embedded systems
2.        Analysis of compliance
3.        Defining and planning of solutions
4.        Implementation and testing of solutions
5.        Confirmation of major suppliers' and customers' state of readiness
6.        Business continuity and contingency planning

Steps 1 and 2 are substantially complete. However, constant monitoring of compliance statements is taking place to capture those suppliers that modify or revoke information.

Step 3 is well advanced and progressing to program. This is being produced by business process reviews and impact assessments.

In the UK there are two key IT legacy system replacement programs (step 4), both of which are substantially complete:

 .         Replacement of the existing purchasing and sales order processing system.
 .         Introduction of Windows NT environment, which will result in substantial replacement of desktop hardware and software.

In Step 5, all current suppliers of goods and services have been approached and replies have been received from most suppliers. Key suppliers are the subject of more detailed scrutiny to monitor the progress of their program. Liaison with customers is ongoing.

Business continuity and contingency planning (Step 6) is progressing well. Octel Corp. will adopt a normal end of year operating regime, while maintaining the ability to respond promptly to external circumstances as they arise. The comprehensive planning supporting this operating regime uses a risk based approach, taking account of internal, external and resource issues.

Octel Corp. is on program to be in full Year 2000 readiness for critical systems by the end of the third quarter 1999 and will then continue to monitor all areas through January 2000 and beyond.

Costs
-----

It is estimated that the total cost of achieving Year 2000 compliance will be approximately $8.0 million of which $6.5 million will be on IT systems and $1.5 million on embedded processors. This figure is subject to ongoing review and throughout the project life cycle the business benefit of systems is constantly challenged and redundant systems will be decommissioned prior to the Year 2000. Approximately $4.3 million has been spent to date.

Risks
-----

The most reasonably likely worst case scenario is an event which would shut down the Sodium manufacturing process. It has been estimated that this would reduce TEL production for up to six months. During this time the Company would be able to maintain supplies to its customers but the cost to the business would be approximately $11 million.

Through its internal and supplier Year 2000 projects, the Company is working to minimize the probability of such an event occurring and, through its contingency planning, to mitigate the consequences.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

       There has been no material change in the Company's exposure to market risk as described in the Form 10-K filed on March 26, 1999.

PART II -  OTHER INFORMATION
----------------------------

ITEM 1 -  LEGAL PROCEEDINGS
--------  -----------------

       The Company's UK subsidiary, The Associated Octel Company Limited, has recently been charged by the Health and Safety Executive with two offences under the Health and Safety at Work etc Act 1974 and by the Environment Agency with three offences under the Environment Act 1990 in respect of a bromine gas emission on July 19, 1997, from a plant situated in Amlwch, North Wales, which was operated by that company at that time. A preliminary hearing will take place at Caernarvon Crown Court in the UK on May 7, 1999 and the cases will be finally determined later in 1999.
       No remedies are being sought under civil law. External legal counsel has advised that the aggregate of fines and prosecution costs in respect of
       all such offences is unlikely to exceed US$650,000.   Provision has been
       made for this amount in the accounts of the Company.

       The plant concerned was retained by GLCC when the company was spun off in May 1998.

ITEM 6 -  EXHIBITS AND REPORTS ON 8K
--------  --------------------------

       (a)  Exhibits

       27 Combined Financial Data Schedule

       (b)  Reports of Form 8-K

       None

                                  SIGNATURES
                                  -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



Date:   May 4, 1999  By  /s/ Dennis J Kerrison
        -----------          -----------------
                                       Dennis J Kerrison
                                       President and
                                       Chief Executive Officer

Date:   May 4, 1999  By  /s/ Alan G Jarvis
        -----------          -------------
                                       Alan G Jarvis
                                       Vice President and
                                       Chief Financial Officer




                                 EXHIBIT INDEX

Exhibit   Description                                Page No.
-------   -----------                                --------

27        Combined Financial Data Schedule              15