Form 10-Q
period 1999-06-30
OCTEL CORP
filed 1999-08-12
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                            ----------------------

                                  FORM  10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1999
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

     Global House
     Bailey Lane
     Manchester
     United Kingdom                              M90 4AA
     (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code: 011-44-161-498-8889


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes      X
                                      ----------
                                  No
                                      __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class                                           Outstanding as of  July 31, 1999
Common Stock, par value $0.01                                  13,863,266 Shares

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------



                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                               June 30                 December 31
                                                                1999                      1998
                                                             (Unaudited)
                                                       ---------------------     ---------------------
                                                                     (millions of dollars)
     ASSETS

     Current assets
            Cash and cash equivalents                  $                16.0     $                26.5
            Accounts receivable, less allowance
              of  $2.1 (1998 - $0.8)                                   141.8                     120.6

            Inventories
              Finished products                                         46.1                      61.1
              Raw materials and work in progress                        24.9                      27.8
                                                       ---------------------     ---------------------
              Total inventories                                         71.0                      88.9


            Prepaid expenses                                             4.8                       4.9
                                                       ---------------------     ---------------------

     Total current assets                                              233.6                     240.9

     Property, plant and equipment                                     140.4                     147.0
              Less accumulated depreciation                             34.2                      30.9
                                                       ---------------------     ---------------------
              Net property, plant and equipment                        106.2                     116.1

     Goodwill                                                          339.9                     360.5
     Prepaid pension cost                                               70.1                      73.5
     Deferred financing costs                                           12.7                      15.7
     Other assets                                                        7.8                         -
                                                       ---------------------     ---------------------
                                                       $               770.3     $               806.7
                                                       =====================     =====================

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------

                                                                                  June 30               December 31
                                                                                    1999                    1998
                                                                                (Unaudited)
                                                                           -------------------      ---------------------
                                                                                        (millions of dollars)
     Liabilities and Stockholders' Equity

     Current liabilities
        Accounts payable                                                   $              67.7      $                78.6
        Accrued expenses                                                                  14.0                       13.0
        Accrued income taxes                                                              54.9                       42.6
        Current portion of long-term debt                                                 60.0                       71.0
                                                                           -------------------      ---------------------

     Total current liabilities                                                           196.6                      205.2

     Plant closure provisions (note 4)                                                    33.3                       47.1
     Deferred income taxes                                                                22.8                       21.6
     Long-term debt                                                                      209.0                      229.8
     Other liabilities                                                                     1.4                        1.9
     Minority interest                                                                     0.9                          -

     Stockholders' equity
        Common stock, $0.01 par value (note 2)                                             0.1                        0.1
        Additional paid-in capital                                                       276.1                      276.1
        Treasury stock (note 2)                                                          (14.2)                     (13.2)
        Retained earnings                                                                 62.0                       39.9
        Accumulated other comprehensive income                                           (17.7)                      (1.8)
                                                                           -------------------      ---------------------

     Total stockholders' equity                                                          306.3                      301.1
                                                                           -------------------      ---------------------
                                                                           $             770.3      $               806.7
                                                                           ===================      =====================

  The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED  STATEMENTS  OF  INCOME
                     ------------------------------------
                                  (Unaudited)


                                                      Three Months Ended                           Six Months Ended
                                                           June 30                                     June 30
                                                 --------------------------------          -------------------------------
                                                     1999                1998                 1999                1998
                                                 ------------        ------------        -------------       -------------
                                                                (millions of dollars except per share data)
Net sales                                        $      129.8        $      115.6        $       257.8       $       238.8
Cost of goods sold                                       80.6                59.9                159.2               123.7
                                                 ------------        ------------        -------------       -------------
   Gross profit                                          49.2                55.7                 98.6               115.1
Operating expenses
   Selling, general and admin.                           11.9                 8.8                 24.1                17.8
   Research and development                               0.9                 0.8                  2.0                 1.6
Amortization of intangible assets                        10.9                10.2                 22.9                18.8
                                                 ------------        ------------        -------------       -------------
                                                         23.7                19.8                 49.0                38.2
                                                 ------------        ------------        -------------       -------------
Operating income                                         25.5                35.9                 49.6                76.9

Interest expense                                          6.3                 7.5                 13.3                 9.6
Other expenses                                            0.1                   -                  2.0                 1.4
Interest income                                          (1.4)               (0.7)                (1.8)               (1.3)
Other income                                             (1.6)               (0.2)                (5.6)               (0.3)
                                                 ------------        ------------        -------------       -------------
Income before income taxes and minority
   interest                                              22.1                29.3                 41.7                67.5

Minority interest                                         0.1                   -                  0.2                   -
                                                 ------------        ------------        -------------       -------------

Income before income taxes                               22.0                29.3                 41.5                67.5

Income taxes (note 3)                                    10.3                12.7                 19.4                25.3
                                                 ------------        ------------        -------------       -------------

Net income                                       $       11.7        $       16.6        $        22.1       $        42.2
                                                 ============        ============        =============       =============
Earnings per share:
Basic                                            $       0.84        $       1.12        $        1.59       $        2.86
                                                 ------------        ------------        -------------       -------------
Diluted                                          $       0.81        $       1.12        $        1.54       $        2.86
                                                 ------------        ------------        -------------       -------------

Weighted average shares
   outstanding (in thousands)
Basic (note 2)                                         13,889              14,763               13,911              14,763
                                                 ------------        ------------        -------------       -------------
Diluted (note 2)                                       14,434              14,763               14,291              14,763
                                                 ------------        ------------        -------------       -------------

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                                        June 30
                                                                                        -------
                                                                              1999                  1998
                                                                              ----                  ----
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $          22.1       $           42.2
Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                                                  32.5                   29.0
   Deferred income taxes                                                           1.2                      -
   Other                                                                             -                   (0.1)
   Changes in operating assets and liabilities:
       Accounts receivable and prepaid expenses                                  (27.7)                  37.9
       Inventories                                                                14.1                    1.8
       Accounts payable and accrued expenses                                      (4.2)                 (12.6)
       Income taxes and other current liabilities                                 13.0                   25.0
   Other non-current assets and liabilities                                      (11.0)                  (8.4)
                                                                       ---------------       ----------------
Net cash provided by operating activities                                         40.0                  114.8

Cash flows from Investing Activities

Capital expenditures                                                              (5.8)                  (8.1)
Business combinations, net of cash acquired                                       (3.9)                     -
Other                                                                             (6.0)                  (7.3)
                                                                       ---------------       ----------------
Net cash used in investing activities                                            (15.7)                 (15.4)

Cash flows from Financing Activities

Net cash paid to GLCC                                                                -                 (468.5)
Receipt of long-term borrowings                                                   16.0                  430.0
Repayment of long-term borrowings                                                (47.7)                     -
Fees related to spin financing                                                       -                  (40.0)
Repurchase of common stock                                                        (1.0)                     -
Minority interest                                                                  0.9                  (11.0)
                                                                       ---------------       ----------------
Net cash used in financing activities                                            (31.8)                 (89.5)
Effect of exchange rate changes on cash                                           (3.0)                   2.4
                                                                       ---------------       ----------------
Net change in cash and cash equivalents                                          (10.5)                  12.3
Cash and cash equivalents at beginning of period                                  26.5                   29.7
                                                                       ---------------       ----------------
Cash and cash equivalents at end of period                             $          16.0       $           42.0
                                                                       ===============       ================

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                                  (Unaudited)

(millions of dollars)

                                                  Additional                                          Total
                       Common                     ----------                                          -----
                       ------       Treasury        Paid-in         Retained           CTA*        Comprehensive
                        Stock       --------        -------         --------           ----        -------------
                        -----        Stock          Capital         Earnings                            Income
                                     -----          -------         --------                            ------
Balance at              $0.1       $(13.2)           $276.1            $39.9         $ (1.8)           $38.1
January 1, 1999
Net Income                 -            -                 -             22.1              -             22.1
Net CTA* change            -            -                 -                -          (15.9)           (15.9)
Share buy-back             -         (1.0)                -                -              -                -
                        ----       ------            ------            -----         ------            -----
Balance at June
30, 1999                $0.1       $(14.2)           $276.1            $62.0         $(17.7)           $44.3
                        ----       ------            ------            -----         ------            -----

*   Cumulative translation adjustment

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

Until May 22, 1998, the Company was a wholly-owned subsidiary of Great Lakes Chemical Corporation, a Delaware corporation (GLCC). On May 22, 1998, Great Lakes consummated the spin off of its petroleum additives business by distributing shares in the Company to the stockholders of GLCC in a ratio of one Company share for every four GLCC shares held (the spin off). In connection with the spin off, the Company issued 14,762,417 shares of common stock on May 26, 1998. A further 969 shares were subsequently issued in respect of late notified changes in GLCC stockholders at the record date of the spin off issue.

On April 27, 1998, the Company entered into a $300 million secured credit facility consisting of a $280 million senior secured term loan and a $20 million revolving credit facility. The credit facility will mature on December 31, 2001 and the term loan is amortized in quarterly instalments to December 31, 2001 subject to early repayment conditions. The term loan is secured on the Company's UK assets. Loans under the credit facility bear interest at LIBOR plus 1.75 per cent, reducing to LIBOR plus 1.25 per cent when the outstanding balance under the credit facility is below $140 million or 12 months from first drawdown (whichever is the later).

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

The unaudited combined financial statements for the six months ended June 30, 1998, give effect to the spin off as a transfer of ownership interests between two entities under common control. Accordingly, the financial statements reflect the assets, liabilities, revenues and expenses of GLCC's petroleum additives business, adjusted only for those parts of that business which remained part of GLCC after the spin off. The financial statements have been prepared as if the Company had existed as an independent entity and include certain GLCC expenses prior to the spin off. Management believes that these allocations are reasonable.

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

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At June 30, 1999, the Company had authorised common stock of 40 million shares (December 31, 1998 - 40 million). Issued shares at June 30, 1999, were 14,766,386 (December 31, 1998 - 14,766,386) and treasury stock amounted to 903,120 (December 31, 1998 - 832,052).

In February 1999 the Company granted zero cost share options to senior management under the terms of the Octel Corp. Time Restricted Stock Option Plan (TRSOP) and the Octel Corp. Performance Related Stock Option Plan (PRSOP). The 181,521 options granted under the TRSOP represent bonuses that were designed to reward the management of the Company for managing the spin off program and continuing in employment through December 31, 1999. They were authorised by the Board of Great Lakes Chemical Corporation prior to the spin off and agreed in principle by the Compensation Committee of Octel Corp. in May 1998. They are exercisable from December 31, 1999 through December 31, 2007. The 107,079 options granted under the PRSOP are exercisable from January 1, 2001 through January 1, 2008.

In April 1999 the Company granted zero cost options to senior management under the terms of the PRSOP scheme. The 167,826 options granted are exercisable from January 1, 2002 through December 31, 2008. This grant completes the PRSOP program and it is the intention of the Compensation Committee to grant traditional fair value options in future. There will be no further grants of zero cost share options. Also in April 1999 the Company granted options at the price of $13.275 per share to non-employee directors under the terms of the Octel Corp. Non Employee Directors Stock Option Plan. The 57,807 options granted are exercisable from January 1, 2002 through December 31, 2008. No stock options were exercised under any Company scheme in the quarter.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

Prior to the spin off, the Company was not a separate operating company with a capital structure of its own. Weighted average shares for the six months ended June 30, 1998 have therefore been based on shares issued on the spin off (see note 1).

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

                                                         Six Months Ended
                                                              June 30
                                                         1999         1998
                                                         ----         ----
          Statutory US Federal tax rate                  35.0%        35.0%
          Increase (decrease) resulting from:
            Foreign tax rate differential                (4.7)        (3.9)
            Amortization of goodwill                     15.8          5.9
            Other                                         0.7          0.5
                                                         ----         ----
                                                         46.8%        37.5%
                                                         ====         ====

NOTE 4 - PLANT CLOSURE PROVISIONS

                                (millions of dollars)    1999         1998
                                                         ----         ----
          Balance at January 1                          $47.1        $57.2
          Exchange effect                                (4.1)         0.4
          Charge for the period                           7.0          6.7
          Expenditure                                   (16.7)       (14.6)
                                                        -----        -----
          Balance at June 30                            $33.3        $49.7
                                                        =====        =====

Expenditure of $13.5 million in the first six months of 1999 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $3.2 million related to environmental remediation activities.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is at present evaluating the impact of SFAS 133 on its operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

Prior to the spin off on May 22, 1998, sales of product between the Company and GLCC were reported in the financial statements at estimated market value. In the first six months of 1998 the value of sales from the Company to GLCC amounted to $3.3 million and the value of purchases by the Company from GLCC amounted to $7.1 million.

Prior to the spin off, interest charges from GLCC, in respect of funding provided primarily for acquisitions, amounted to $3.4 million in the first six months of 1998.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION FOR THE THREE MONTHS ENDED JUNE 30, 1999
         -------------------------------------------------------------

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


RECENT DEVELOPMENTS
-------------------

In December 1998, the Company concluded an agreement with Veba Oel AG for the acquisition of its petroleum specialties subsidiary, Chemische Betriebe Pluto GmbH, now renamed Octel Deutschland GmbH (Octel Deutschland). Based in Herne, Germany, Octel Deutschland manufactures and sells fuel additives mainly based on ferrocene, an iron-based metal organic product used as a combustion improver and octane enhancer.

On March 1, 1999, the Company formed a joint venture between its subsidiary, Octel America Inc., and Starreon Corporation. The joint venture, Octel Starreon L.L.C., combines the finished fuel additives businesses of both companies in the USA and Canada but will exclude TEL.

The Company continues to reduce TEL costs in line with the market decline and the Company announced another voluntary severance program in September 1998 which was completed in June 1999. The Company closed one TEL building at the end of 1998 and has announced a formal review into the economics of manufacturing raw materials currently produced to support the manufacture of TEL.

Following the completion of the third phase of the UK voluntary severance program, the number of group employees at June 30, 1999 was 1,072 compared to 1,305 at December 31, 1998. The net decrease of 233 includes an additional 14 employees included in group headcount as a result of the Octel Starreon L.L.C. joint venture.

The Company, through its subsidiary The Associated Octel Company Limited, has signed a conditional agreement to purchase the UK company OBOAdler Company Limited (OBOA). OBOA owns the shares and assets of the Alcor group of companies, which manufacture and market TEL. Alcor is headquartered in Baar, Switzerland and includes a TEL manufacturing plant in Germany. Pursuant to an existing Consent Decree the Company has notified the Federal Trade Commission
(FTC) in advance of the purchase. Once the Company has satisfied the FTC and any other regulatory requests, the agreement will become unconditional. Octel expects to complete the purchase during the second half of fiscal 1999. The acquisition will be funded by additional senior debt on similar terms to Octel's existing debt.

RESULTS OF OPERATIONS
---------------------

Operating income for the second quarter and first half of 1999 and 1998 may be analysed as follows:-

(millions of dollars)

                                                 1999                                              1998
Second Quarter                  TEL           Specialty                                          Specialty      Total
                                              Chemicals          Total              TEL          Chemicals
Net Sales                     $  101.1        $    28.7        $   129.8         $    95.7       $   19.9     $  115.6
                              --------        ---------        ---------         ---------       --------     ---------
Gross Profit                      41.1              8.1             49.2              50.6            5.1         55.7
                              --------        ---------        ---------         ---------       --------     ---------
Operating Income              $   24.9        $     0.6        $    25.5         $    36.2       $   (0.3)    $   35.9
                              --------        ---------        ---------         ---------       --------     ---------

(millions of dollars)

                                                1999                                               1998
Year to date                     TEL          Specialty          Total              TEL          Specialty      Total
                                              Chemicals                                          Chemicals
Net Sales                     $  199.5        $    58.3        $   257.8         $   198.2       $   40.6     $   238.8
                              --------        ---------        ---------         ---------       --------     ---------
Gross Profit                      82.0             16.6             98.6             105.3            9.8         115.1
                              --------        ---------        ---------         ---------       --------     ---------
Operating Income              $   47.8        $     1.8        $    49.6         $    77.5       $   (0.6)    $    76.9
                              --------        ---------        ---------         ---------       --------     ---------

All figures have been restated to reflect the aggregation of Petroleum Specialties and Performance Chemicals into a combined Specialty Chemicals Business Unit which represents the markets where Octel Corp. is focusing on building its position. Within these categories the sodium and chlorine products (Intermediates), which are manufactured as raw materials for the TEL business but are also sold on the open market, have been reclassified. They were part of Performance Chemicals Business Unit but have now been included as TEL to reflect their close relationship with TEL markets and the manufacturing cycle.

Overall TEL sales for the first six months of fiscal 1999 have increased by $1.3 million (0.7%) over 1998 levels. Sales of intermediates fell by $1.0 million but TEL compound sales rose by $2.3 million. Sales volume for the second quarter 1999 at 14,546 metric tons was consistent with first quarter levels. Total volumes for the six months were 28,802 metric tons, compared to 33,583 metric tons for the first six months of 1998. The decrease of 14.2% reflects the anticipated annual decline in markets but is offset by the effects of the marketing agreement with Ethyl Corporation (Ethyl) which came into force in the fourth quarter 1998. The adverse volume variance was $27.3 million against which there is a positive price variance of $29.6 million. Sales in the lower priced wholesale market in the first half of fiscal 1999 were 624 metric tons compared to 7,938 metric tons in the first half of 1998.

TEL gross profit of $82.0 million was $23.3 million (22.1%) below 1998 levels, reflecting the compensation now payable to Ethyl on all sales made under the marketing agreement.

Specialty Chemicals turnover and gross profit for the half year have increased over 1998 levels by $17.7 million (43.6%) and $6.8 million (69.4%) respectively. This reflects the performance of Octel Deutschland and the Octel Starreon L.L.C. joint venture which were not part of the Octel group in 1998, plus organic growth in other business.

Selling, general and administrative costs for the second quarter 1999 were $11.9 million compared to $12.2 million for the three months to March 31, 1999. The total for the six month period of $24.1 million is $6.3 million higher than those for the period to June 30, 1998. This increase is mainly due to costs incurred by the new companies to the group, Octel Deutschland and Octel Starreon L.L.C. Amortization charges of $22.9 million for the first six months of 1999 are $4.1 million above 1998 levels reflecting the growth in the cost of goodwill and the charge relating to capitalized spin finance costs from May 1998.

Interest expense at $13.3 million is $3.7 million above 1998, reflecting the charge which related to the Senior Debt and Senior Notes which arose as a result of the spin off.

The principal change in other income and expenses relates to exchange variances, the net loss of $0.7 million in 1998 being included in other expenses whereas the 1999 gain of $5.6 million is included in other income.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Net cash provided by operating activities in the first half of fiscal 1999 was $40.0 million compared to $114.8 million in 1998. Net income reductions account for $20.1 million of the total $74.8 million decrease. The largest component of the change is $65.6 million relating to accounts receivable and prepaid expenses. This arose due to the fact that the December 1997 opening balance of receivables was unusually high at $174.2 million (109 days sales), resulting in a large reduction in receivables in 1998 of $37.9 million, whereas in 1999, due to the effect of the marketing alliance, receivables have increased by $27.7 million. Receivables at June 30, 1999 represent 100 days sales compared to 103 days at June 30, 1998.

The reduction in inventories of $10.4 million for the second quarter of 1999 leaves a cumulative reduction of $14.1 million for the six months to June 30, 1999. This movement includes an exchange translation difference. The balance sheet reduction in inventory for the period is $17.9 million which includes a $15.0 million reduction in finished products. The Company believes that it is on program to reverse the increase of $25.4 million which arose in finished products in fiscal 1998 by December 31, 1999.

In connection with the conditional agreement to purchase OBOA, an additional $10.0 million of Senior Debt has been advanced to the Company. This has been used to meet transaction expenses to date of $1.8 million and to make advances to OBOA, which are recoverable should the agreement fail to become unconditional, of $6.0 million. The expenses and advances are included in other investing activities.

An amount of $6.0 million was drawn down under the Revolving Credit Facility in the first quarter 1999, but the whole $17.0 million was repaid in the second quarter. A total of $30.7 million of Senior Debt has been repaid in the six months to June 30, 1999.

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

The scope of the project covers Information Technology (IT) systems, embedded processors, supply chain and business continuity.

 . IT systems include central and network hardware, business systems and desktop hardware and software. Octel has very little bespoke software, the majority being industry standard packages, customized only where necessary.

 . Embedded processors include, for example, plant instruments, laboratory equipment, control systems, data acquisition systems, vehicles and telecommunications.

 . Supply chain considerations include liaison with suppliers and customers about our respective states of readiness for the Year 2000.

 . Business continuity will consider all areas of the business and put in place contingency plans to mitigate the consequences arising from key risks identified.

The project covers all Octel Corp. sites.

Work is divided into the following key stages:-

1.   Inventory of hardware, software and embedded systems
2.   Analysis of compliance
3.   Defining and planning of solutions
4.   Implementation and testing of solutions
5.   Confirmation of major suppliers' and customers' state of readiness
6.   Business continuity and contingency planning

Steps 1, 2 and 3 are substantially complete. Constant monitoring of compliance statements will continue to capture those suppliers that modify or revoke information.

In the UK there are two key IT legacy system replacement programs (Step 4), both of which are complete:

 .    Replacement of the existing purchasing and sales order processing system.
 .    Introduction of Windows NT environment, which has resulted in a substantial replacement of desktop hardware and software.

In Step 5, all current suppliers of goods and services have been approached and analysis of their Year 2000 status is well advanced. Critical suppliers are now the subject of more detailed scrutiny to monitor the progress of their programs. Liaison with key customers is ongoing.

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

Costs
-----

It is estimated that the total cost of achieving Year 2000 compliance will be approximately $8.0 million of which $6.5 million will be on IT systems and $1.5 million on embedded processors. This figure is subject to ongoing review and throughout the project life cycle the business benefit of systems is constantly challenged and redundant systems will be decommissioned prior to the Year 2000. Approximately $5.0 million has been spent to date.

Risks
-----

The most reasonably likely worst case scenario is an event which would shut down the sodium manufacturing process. It has been estimated that this would reduce TEL production for up to six months. During this time the Company would be able to maintain supplies to its customers but the cost to the business would be approximately $7 million. This figure has been reduced from $11 million as a result of risk mitigation work carried out by the Company.

Through its internal and supplier Year 2000 projects, the Company is working to minimize the probability of such an event occurring and, through its contingency planning, to mitigate the consequences.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There has been no material change in the Company's exposure to market risk as described in the Form 10-K filed on March 26, 1999.

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

       The Company's UK subsidiary, The Associated Octel Company Limited, has been charged by the Health and Safety Executive with two offences under the Health and Safety at Work Act 1974 and by the Environment Agency with three offences under the Environment Act 1990 in respect of a bromine gas emission on July 19, 1997, from a plant situated in Amlwch, North Wales, which was operated by that company at that time. A preliminary hearing took place on June 24, 1999 when the case was adjourned for hearing at Mold Crown Court on September 1, 1999. No remedies are being sought under civil law. External legal counsel has advised that the aggregate of fines and prosecution costs in respect of all such offences is unlikely to exceed US$650,000. Provision has been made for this amount in the accounts of the Company.

       The plant concerned was retained by GLCC when the Company was spun off in May 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
------------------------------------------------------------

       At the Company's Annual Meeting of Stockholders held on May 11, 1999, two items were submitted to a vote of the security holders, which are more fully described in the Company's proxy statement dated March 30, 1999. The matters voted on at the meeting and the results of those votes were as follows:-

       1. To elect two directors to serve until the 2002 Annual Meeting:


               Director           For                Withheld
               --------           ---                --------
               Thomas M Fulton    11,328,971         1,497,607
               Charles M Hale     11,332,872         1,493,705


       2. To ratify the appointment of PricewaterhouseCoopers as the Corporation's independent public accountants for the fiscal year ending December 31, 1999.

               For                Against            Abstained
               ---                -------            ---------
               12,780,686         33,990             11,902

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

       (a)  Exhibits

       27 Combined Financial Data Schedule

       (b)  Reports on Form 8-K

       None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



Date:    August 12, 1999                         By  /s/ _______________
         -----------------------
                                                 Dennis J Kerrison
                                                 President and
                                                 Chief Executive Officer

Date     August 12, 1999                         By  /s/ _______________
         -----------------------
                                                 Alan G Jarvis
                                                 Chief Financial Officer


                                 EXHIBIT INDEX

Exhibit   Description                            Page No.
-------   -----------                            --------

27        Combined Financial Data Schedule          16