Form 10-Q
period 1999-09-30
OCTEL CORP
filed 1999-11-12
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1999
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


Class                                        Outstanding as of November 3, 1999
Common Stock, par value $0.01                                 13,640,730 Shares

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30            December 31
                                                                               1999                    1998
                                                                             (Unaudited)
                                                                        --------------------      ------------------
                                                                                  (millions of dollars)
        Assets

        Current assets
               Cash and cash equivalents                                $        25.8             $        26.5

               Accounts receivable, less allowance
                  of  $2.1 (1998 - $0.8)                                        153.7                     120.6

               Inventories
                  Finished products                                              39.8                      61.1
                  Raw materials and work in progress                             22.9                      27.8
                                                                              --------                  --------
                 Total inventories                                               62.7                      88.9


               Prepaid expenses                                                   5.1                       4.9
                                                                               -------                  --------

        Total current assets                                                    247.3                     240.9

        Property, plant and equipment                                           148.1                     147.0
                  Less accumulated depreciation                                  41.2                      30.9
                                                                               -------                  --------
                  Net property, plant and equipment                             106.9                     116.1

        Goodwill                                                                332.1                     360.5
        Prepaid pension cost                                                     73.4                      73.5
        Deferred financing costs                                                 12.0                      15.7
        Other assets                                                             10.4                         -
                                                                               -------                  --------
                                                                            $   782.1               $     806.7
                                                                               =======                  ========

       The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------



                                                                            September 30            December 31
                                                                                1999                   1998
                                                                             (Unaudited)
                                                                         ------------------     ------------------
                                                                                (millions of dollars)
         Liabilities and Stockholders' Equity

         Current liabilities
              Accounts payable                                             $      91.3             $       78.6
              Accrued expenses                                                    15.7                     13.0
              Accrued income taxes                                                39.2                     42.6
              Current portion of long-term debt                                   60.0                     71.0
                                                                              ----------              ----------

         Total current liabilities                                               206.2                    205.2

         Plant closure provisions (note 4)                                        30.9                     47.1
         Deferred income taxes                                                    23.7                     21.6
         Long-term debt                                                          194.1                    229.8
         Other liabilities                                                         1.4                      1.9
         Minority interest                                                         1.4                        -

         Stockholders' equity
              Common stock, $0.01 par value (note 2)                               0.1                      0.1
              Additional paid-in capital                                         276.1                    276.1
              Treasury stock (note 2)                                            (14.2)                   (13.2)
              Retained earnings                                                   74.3                     39.9
              Accumulated other comprehensive income                             (11.9)                    (1.8)
                                                                              ----------              ----------

         Total stockholders' equity                                              324.4                    301.1
                                                                              ----------              ----------
                                                                           $     782.1             $      806.7
                                                                              ==========              ==========

       The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30                      September 30
                                                  ----------------------------------------------------------------
                                                         1999            1998             1999         1998
                                                         ----            ----             ----         ----

                                                           (millions of dollars except per share data)
                                                            -----------------------------------------

Net sales                                         $      126.9     $      113.4     $      384.7    $       352.2
Cost of goods sold                                        79.0             62.6            238.2            186.2
                                                     ----------       ----------       ----------      -----------
Gross profit                                              47.9             50.8            146.5            166.0
Operating expenses
     Selling, general and admin.                           9.3             10.1             33.4             27.9
     Research and development                              1.0              1.3              3.0              2.9
     Amortization of intangible assets                    11.5             11.4             34.4             30.2
                                                     ----------       ----------       ----------      -----------
                                                          21.8             22.8             70.8             61.0
                                                     ----------       ----------       ----------      -----------
Operating income                                          26.1             28.0             75.7            105.0

Interest expense                                           5.7              8.0             19.0             17.7
Other expenses/(income)                                    3.3              2.9             (0.3)             4.1
Interest income                                           (0.7)            (0.7)            (2.5)            (2.0)
                                                     ----------       ----------       ----------      -----------
Income before income taxes and minority
     interest                                             17.8             17.8             59.5             85.2
Minority interest                                         (0.7)               -             (0.9)               -
                                                     ----------       ----------       ----------      -----------

Income before income taxes                                17.1             17.8             58.6             85.2

Income taxes (note 3)                                      4.9              7.2             24.2             32.4
                                                     ----------       ----------       ----------      -----------

Net income                                        $       12.2     $       10.6     $       34.4    $        52.8
                                                     ==========       ==========       ==========      ===========
Earnings per share:
Basic                                             $       0.88     $       0.73     $       2.48    $        3.59
                                                     ----------       ----------       ----------      -----------
Diluted                                           $       0.86     $       0.73     $       2.46    $        3.59
                                                     ----------       ----------       ----------      -----------

Weighted average shares
     outstanding (in thousands)
Basic (note 2)                                          13,863           14,538           13,895           14,688
                                                     ----------       ----------       ----------      -----------
Diluted (note 2)                                        14,199           14,538           13,992           14,688
                                                     ----------       ----------       ----------      -----------

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                        September 30
                                                                                        ------------
                                                                                   1999             1998
                                                                                   ----             ----
                                                                                (millions of dollars)
Cash Flows from Operating Activities

Net income                                                               $         34.4     $        52.8
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                 48.3              42.3
     Deferred income taxes                                                          2.0                 -
      Changes in operating assets and liabilities:
         Accounts receivable and prepaid expenses                                 (34.0)             60.3
         Inventories                                                               24.9               9.2
         Accounts payable and accrued expenses                                     16.0              (4.0)
         Income taxes and other current liabilities                                (4.2)             31.7
         Other non-current assets and liabilities                                 (15.2)             (7.2)
                                                                            -------------    -------------
Net cash provided by operating activities                                          72.2             185.1

Cash Flows from Investing Activities

Capital expenditures                                                               (6.9)            (14.3)
Other                                                                             (13.9)             (7.3)
                                                                            -------------      -------------
Net cash used in investing activities                                             (20.8)            (21.6)

Cash Flows from Financing Activities

Net cash paid to GLCC                                                                 -            (468.5)
Receipt of long-term borrowings                                                    16.0             430.0
Repayment of long-term borrowings                                                 (62.7)            (91.6)
Fees related to spin financing                                                        -             (11.0)
Repurchase of common stock                                                         (1.0)             (9.2)
Minority interest                                                                   1.4                 -
Other                                                                                 -               2.9
                                                                           -------------     -------------
Net cash used in financing activities                                             (46.3)           (147.4)
Effect of exchange rate changes on cash                                            (5.8)              3.8
                                                                           -------------     -------------
Net change in cash and cash equivalents                                            (0.7)             19.9
Cash and cash equivalents at beginning of period                                   26.5              29.7
                                                                           =============     =============
Cash and cash equivalents at end of period                              $          25.8    $         49.6
                                                                           =============     =============

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                                  (Unaudited)

(millions of dollars)
                                                              Additional                                           Total
                                                              ----------                                           -----
                                Common         Treasury        Paid-in         Retained          CTA*          Comprehensive
                                ------         --------        -------         --------          ----          -------------
                                Stock           Stock          Capital         Earnings                           Income
                                -----           -----          -------         --------                           ------

Balance at
January 1, 1999                  $0.1            $(13.2)          $276.1          $39.9         $(1.8)              $38.1
Net Income                        -                 -               -              34.4           -                  34.4
Net CTA* change                   -                 -               -               -           (10.1)              (10.1)
Share buy-back                    -                (1.0)            -               -             -                     -
                              -----------     -----------    -----------    -----------     -----------        -----------
Balance at
September 30, 1999               $0.1            $(14.2)          $276.1          $74.3        $(11.9)              $62.4
                              -----------     -----------    -----------    -----------     -----------        -----------

* Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed financial statements.


                         OCTEL CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

Octel Corp., a Delaware corporation (the Company) is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, Cheshire, United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compounds (TEL), and specialty chemicals.

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

The unaudited combined financial statements for the nine months ended September 30, 1998 give effect to the spin off as a transfer of ownership interests between two entities under common control. Accordingly, the financial statements reflect the assets, liabilities, revenues and expenses of GLCC's petroleum additives business, adjusted only for those parts of that business which remained part of GLCC after the spin off. The financial statements have been prepared as if the Company had existed as an independent entity and include certain GLCC expenses prior to the spin off. Management believes that these allocations are reasonable.

On March 1, 1999, the Company formed a joint venture between its subsidiary, Octel America Inc., and Starreon Corporation. The joint venture, Octel Starreon LLC, has been accounted for as a consolidated, partly-owned subsidiary to reflect the nature of the joint venture agreement.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At September 30, 1999, the Company had authorised common stock of 40 million shares (December 31, 1998 - 40 million). Issued shares at September 30, 1999, were 14,766,386 (December 31, 1998 - 14,766,386) and treasury stock amounted to 903,120 (December 31, 1998 - 832,052).

In February 1999 the Company granted zero cost share options to senior management under the terms of the Octel Corp. Time Restricted Stock Option Plan (TRSOP) and the Octel Corp. Performance Related Stock Option Plan (PRSOP). The 181,521 options granted under the TRSOP represent bonuses that were designed to reward the management of the Company for managing the spin off program and continuing in employment through December 31, 1999. They were authorised by the Board of GLCC prior to the spin off and agreed in principle by the Compensation Committee of Octel Corp. in May 1998. They are exercisable from December 31, 1999 through December 31, 2007. The 107,079 options granted under the PRSOP are exercisable from January 1, 2001 through January 1, 2008.

In April 1999 the Company granted zero cost options to senior management under the terms of the PRSOP scheme. The 167,826 options granted are exercisable from January 1, 2002 through December 31, 2008. This grant completes the PRSOP program. There will be no further grants of zero cost share options. Also in April 1999 the Company granted options at the price of $13.275 per share to non-employee directors under the terms of the Octel Corp. Non Employee Directors Stock Option Plan. The 57,807 options granted are exercisable from January 1, 2002 through December 31, 2008.

In August 1999 the Company granted 405,726 options to senior management at the price of $13.275 under the terms of the Octel Corp. Company Share Option Plan. Also in August 1999 the Company granted 28,903 options at a price of $13.275 under the terms of the Octel Corp. Non Employee Directors Stock Option Plan. The options are exercisable from January 1, 2003 through August 8, 2009.

No stock options were exercised under any Company scheme in the quarter.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

Prior to the spin off, the Company was not a separate operating company with a capital structure of its own. Weighted average shares for this period have therefore been based on shares issued on the spin off (see note 1).

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:


                                                                       Nine Months Ended
                                                                          September 30
                                                                     1999             1998
                                                                     ----             ----
          Statutory US Federal tax rate                              35.0%            35.0%
          Increase (decrease) resulting from:
            Foreign tax rate differential                            (4.7)            (4.0)
            Amortization of goodwill                                 15.8              8.9
            Other                                                    (4.8)            (1.8)
                                                                -----------      -----------
                                                                     41.3%            38.1%
                                                                ===========      ===========

NOTE 4 - PLANT CLOSURE PROVISIONS


          (millions of dollars)                                      1999             1998
                                                                     ----             ----
          Balance at January 1                                     $ 47.1           $ 57.2
          Exchange effect                                            (2.4)             2.4
          Charge for the period                                       9.8             10.0
          Expenditure                                               (23.6)           (17.5)
                                                                -----------      -------------
          Balance at September 30                                  $ 30.9           $ 52.1
                                                                ===========      =============

Expenditure of $17.6 million in the first nine months of 1999 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $6.0 million related to environmental remediation activities.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Prior to the spin off on May 22, 1998, sales of product between the Company and GLCC were reported in the financial statements at estimated market value. In the 1998 pre-spin period, the value of sales from the Company to GLCC amounted to $3.3 million and the value of purchases by the Company from GLCC amounted to $7.1 million. In the same period, interest charges from GLCC, in respect of funding provided primarily for acquisitions, amounted to $3.4 million.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
       ----------------------------------------------------------------

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

On March 1, 1999, the Company formed a joint venture between its subsidiary, Octel America Inc., and Starreon Corporation. The joint venture, Octel Starreon LLC, combines the finished fuel additives businesses of both companies in the USA and Canada but will exclude TEL.

The Company continues to reduce TEL costs in line with the market decline and the Company announced another voluntary severance program in September 1998 which was completed in June 1999. The Company closed one TEL building at the end of 1998 and has announced a formal review into the economics of manufacturing raw materials currently produced to support the manufacture of TEL.

Following the completion of the third phase of the UK voluntary severance program in the June quarter 1999, the number of group employees at September 30, 1999 was 1,055 compared to 1,305 at December 31, 1998. A further UK voluntary severance program has been announced and will be developed during the fourth quarter 1999.

On September 6, 1999 the Federal Trade Commission (FTC) approved the acquisition by The Associated Octel Company Limited (AOC) of the UK company OBOAdler Company Limited (OBOA). The approval was subject to a 60 day public comment period which expired on November 6, 1999. AOC completed the acquisition on November 9, 1999.

OBOA owns the shares and assets of the Alcor group of companies, which manufactures and markets TEL. Alcor is headquartered in Baar, Switzerland and includes a TEL manufacturing plant in Doeberitz, Germany. The price paid for OBOA was $94.5 million plus fees and expenses of approximately $8 million and the acquisition will be funded by an additional $100 million of senior debt on similar terms to Octel's current debt. Further details of this transaction will be issued in Form 8K.

RESULTS OF OPERATIONS
---------------------

Operating income for the third quarter and first nine months of 1999 and 1998 may be analysed as follows:-

(millions of dollars)
                                               1999                                            1998
Third quarter                    TEL         Specialty        Total            TEL           Specialty        Total
                                             Chemicals                                        Chemicals
Net Sales                          $98.0        $28.9         $126.9          $94.5           $18.9        $  113.4
                              -----------   ----------     ----------     -----------      ----------     ----------
Gross Profit                        39.2          8.7           47.9           46.8             4.0            50.8
                              -----------   ----------     ----------     -----------      ----------     ----------
Operating Income                   $23.3        $ 2.8         $ 26.1          $29.3          $ (1.3)       $   28.0
                              -----------   ----------     ----------     -----------      ----------     ----------

(millions of dollars)
                                                1999                                            1998
Year to date                     TEL         Specialty        Total           TEL             Specialty       Total
                                             Chemicals                                        Chemicals
Net Sales                         $297.5        $87.2        $384.7          $292.7            $59.5          $352.2
                              -----------   ----------    ----------     -----------        ----------     ----------
Gross Profit                       121.3         25.2         146.5           152.1             13.9           166.0
                              -----------   ----------    ----------     -----------        ----------     ----------
Operating Income                 $  71.0        $ 4.7        $  75.7         $106.8            $(1.8)         $105.0
                              -----------   ----------    ----------     -----------        ----------     ----------

All figures have been restated to reflect the aggregation of Petroleum Specialties and Performance Chemicals into a combined Specialty Chemicals Business Unit which represents the markets where Octel Corp. is focusing on building its position. Within these categories the sodium and chlorine products (Intermediates), which are manufactured as raw materials for the TEL business but are also sold on the open market, have been reclassified. They were part of the Performance Chemicals Business Unit but have now been included as TEL to reflect their close relationship with TEL markets and the manufacturing cycle.

Overall TEL sales for the nine months to September 30, 1999 have increased by $4.8 million (1.6%) over 1998 levels. Sales volumes for the nine months were 43,732 metric tons (MT) compared to 51,027 MT for the same period in 1998. The decrease of 14.3% reflects the continuing reduction in global demand offset by the effects of the marketing agreement with Ethyl Corporation (Ethyl) which came into force in the fourth quarter 1998. The adverse volume variance was $41.8 million against which there is a positive price variance of $46.6 million. This reflects reduced sales in the lower price wholesale market (from 13,262 MT in 1998 to 1,176 MT in 1999) and an increase in the average retail selling price. The average selling price for the first nine months of 1999 is 3% above that for the fiscal year 1998.

TEL gross profit for the nine months was 40.8% of net sales compared to 52.0% for the equivalent period in 1998. This reflects the compensation now payable to Ethyl on all sales made under the marketing agreement.

Specialty Chemicals net sales in the third quarter 1999 were $10.0 million (52.9%) above 1998 levels, and sales for the nine months to September 30, 1999 have increased over 1998 by $27.7 million (46.6%). This is due both to organic growth and to the inclusion of Octel Deutschland and the Octel Starreon LLC joint venture in the Octel Corp. group in 1999.

Specialty Chemicals operating income for the third quarter 1999 and for the nine months to September 30, 1999 were 9.7% and 5.4% of net sales respectively. Cumulative income was reduced by setting up costs of Octel Starreon LLC in the second quarter. In 1998 there were net operating losses of $1.3 million and $1.8 million for the quarter and the nine months respectively.

Total selling, general and administrative costs for the nine months were $33.4 million, an increase of $5.5 million over 1998 levels due mainly to the inclusion of Octel Deutschland and Octel Starreon LLC. Amortization charges for the third quarter are consistent with 1998, but the cumulative 1999 charge is $4.2 million higher than 1998 reflecting increases in intangible assets and accelerated write off of spin related fees following the spin off in May 1998. The increase in cumulative interest expense of $1.3 million over 1998 levels is the net effect of the senior notes and senior debt, which arose in April 1998, and the subsequent repayment profile. Other expenses and income include foreign exchange variances which cumulatively amount to $2.6 million income but for the third quarter are an expense of $3.0 million.

A further refund of Italian withholding tax of $3.2 million was received in the third quarter 1999, which reduced the effective tax rate for the nine months from 46.8% to 41.3%. A similar amount was received in December 1998. Octel Corp. has now received approximately 90% of the Italian withholding tax owed at December 1997.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Net cash provided by operating activities in the September quarter, 1999 was an encouraging $32.2 million in spite of a high tax payment of $25.0 million. Year to date cash provided by operating activities was $72.2 million, which included tax payments of $29.6 million. This compares with a $185.1 million cash generation in the first nine months of 1998. The main reasons for the reduced cash generation were a $18.4 million reduction in net income and a much lower working capital reduction in 1999 ($2.7 million compared to $97.2 million in 1998).

The main reason for lower working capital reduction is a 1999 increase in receivables of $34.0 million compared to a 1998 reduction of $60.3 million. This was due to the fact that the December 1997 balance was unusually high, resulting in a high reduction in the nine months to September 1998. This year, due to the effect of the Ethyl marketing agreement, receivables have increased.

The reduction in inventories of $10.8 million for the third quarter of 1999 leaves a cumulative reduction of $24.9 million for the nine months to September 30, 1999. This movement includes an exchange translation difference. The balance sheet reduction in inventory for the period is $26.2 million, which includes a $21.3 million reduction in finished products. The Company believes that it is on program to reverse the increase of $25.4 million which arose in finished products in fiscal 1998 by December 31, 1999.

Cash used in investing activities in 1999 of $20.8 million includes $10.4 million of costs relating to OBOA, including $6.0 million of recoverable advances.

Receipts of long term borrowings in 1999 reflect $6.0 million drawn down on the revolving credit facility and $10.0 million to fund the OBOA costs referred to above. The full revolving credit facility of $17.0 million was repaid in the second quarter, and total Senior Debt repayments amounted to $45.7 million in the nine months ended September 30, 1999.

YEAR 2000
---------

Octel Corp. is pleased to announce that good progress has been made worldwide on the Year 2000 Conformance Program. The internal and external focus of the program has ensured that business critical systems have been replaced or upgraded to obtain Year 2000 compliance on program. Octel Corp. Year 2000 Program also recognises that business does not stand still and that work to assess and maintain compliance must continue through the end of year and beyond.

Octel is implementing a program of work, the objective of which is to ensure that the Company is not adversely affected by "Date Discontinuity" problems in computers, software and embedded processors during the transition from 1999 to 2000 and as a result of 2000 being a leap year.

Date discontinuity occurs when time as expressed by a system or its software does not move forward successfully in line with true time. The most commonly known manifestation of this occurs in systems that recognise years as two digits and, when moving from `99' to `00', recognise `00' as 1900 or fail altogether. Additionally, some systems fail to recognise 2000 as a leap year, omitting February 29th from their calendars.

Project Scope
-------------

The Year 2000 Program has an objective to ensure that "Octel Corp. is fully prepared to continue operating safely and effectively through, and after, the turn of the century". The scope of the project covers Information Technology
(IT) systems, embedded processors, supply chain and business continuity.

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

Business continuity considers all areas of the business and puts in place operating and contingency plans to mitigate the consequences arising from key risks identified.

The project covers all Octel Corp. sites.

Program
-------

Work is divided into the following key stages.

1.      Inventory of hardware, software and embedded systems
2.      Analysis of compliance
3.      Defining and planning of solutions
4.      Implementation and testing of solutions
5.      Confirmation of major suppliers' and customers' state of readiness
6.      Business continuity and contingency planning

Steps 1, 2 and 3 are complete. Octel Corp. will continue to monitor in all areas as it is now clear that certain suppliers have modified, and will continue to modify, their compliance statements or release upgraded software based on their own experiences of obtaining Year 2000 compliance.

Work has been carried out on a worldwide basis to ensure that systems are made compliant and tested (Step 4). In the UK, two key IT legacy system replacement programs have been completed.

 .       Replacement of the existing purchasing and sales order processing system.
 .       Introduction of Windows NT environment, which has resulted in a substantial replacement of legacy desktop hardware and software.

A full off-site test has also been successfully completed on the main IT platform for Octel Corp. to ensure that the interaction between internal systems is secure prior to the end of the year.

In Step 5, all key suppliers of goods and services have been approached and their Year 2000 status has been analysed. Critical suppliers are now the subject of more detailed scrutiny to monitor the progress of their programs. Liaison with key customers is ongoing.

Business continuity and contingency planning (Step 6) is progressing to program. Octel Corp. will adopt an end-of-year operating regime that is designed to minimise the consequences of the increased risks associated with Year 2000. Octel will maintain the ability to respond promptly to external circumstances as they arise. The comprehensive planning supporting this operating regime uses a risk based approach, taking account of internal, external and resource issues.

Octel Corp. has achieved Year 2000 readiness for business critical systems on program by the end of the third quarter 1999, but will continue to monitor compliance information. Revised or revoked compliance statements, and releases of new software from suppliers, will be risk assessed and remediation work will be executed where appropriate. Work continues on lower priority systems with continued monitoring of all areas of the program through January 2000 and beyond.

Costs
-----

It is estimated that the total cost of achieving Year 2000 compliance will be approximately $8.0 million of which $6.5 million will be on IT systems and $1.5 million on embedded processors. This figure is subject to ongoing review and throughout the project life cycle the business benefit of systems is constantly challenged and redundant systems will be decommissioned prior to the Year 2000. Approximately $6.5 million has been spent to date.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - legal proceedings
--------------------------

              The Company's UK subsidiary, The Associated Octel Company Limited, was charged by the Health and Safety Executive with two offences under the Health and Safety at Work Act 1974 and by the Environment Agency with three offences under the Environment Act 1990 in respect of a bromine gas emission on July 19, 1997, from a plant situated in Amlwch, North Wales, which was operated by that company at that time.

              The case was heard at Mold Crown Court on September 2, 1999. The Court imposed fines of $290,000 and ordered the Company to pay prosecution costs of $129,000. These amounts were paid on September 30, 1999.

              The plant concerned was retained by GLCC when the Company was spun off in May 1998.

ITEM 6 -      Exhibits and reports on FORM 8-K
----------------------------------------------

              (a) Exhibits

               27 Consolidated Financial Data Schedule

              (b) Reports on Form 8-K

              None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.




Date:             November 9, 1999          By /s/ Dennis J Kerrison
                                              --------------------------
                                            Dennis J Kerrison
                                            President and
                                            Chief Executive Officer

Date              November 9, 1999          By /s/ Alan G Jarvis
                                              --------------------------
                                            Alan G Jarvis
                                            Chief Financial Officer




                                 EXHIBIT INDEX

Exhibit           Description                                Page No.
-------           -----------                                --------

27                Consolidated Financial Data Schedule         16