Form 10-K
period 1999-12-31
OCTEL CORP
filed 2000-03-27
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                            ----------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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

     Registrant's telephone number, including area code: 011-44-161-498-8889
                                              ---------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
     Title of each class                            which registered
     -------------------                            ----------------

Common stock, $0.01 par value                    New York Stock Exchange

Securities registered persuant to Section 12 (g) of the Act:  None
                                                              ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      [_]
                                    -------

As of March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $130,712,166.

As of March 10, 2000, 13,406,376 shares of the registrant's stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II, III and IV. Certain portions of Octel Corp.'s proxy statement to be mailed to stockholders on or about March 27, 2000 for the annual meeting of Stockholders to be held on May 9, 2000 are incorporated in Part III hereof by reference.

PART 1
------

Item 1    Business

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

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 21 of the 1999 Annual Report to Stockholders (the "Report") are incorporated herein by reference.

Segmental Information

The Company presently has one dominant industry segment, petroleum additives.
Note 2 on the Financial Statements included in the Report (the "Financial Statements") on pages 31 and 32 of the Report, is incorporated herein by reference.

Description of the Business

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 through 21 of the Report, is incorporated herein by reference.

Overview
--------

The Associated Octel Company Limited was formed in 1938 to manufacture and market TEL as an antiknock additive for gasoline. The Company is an international chemical company specialising in the manufacture, distribution and marketing of fuel additives. The Company is organised into two Strategic Business Units - TEL and Specialty Chemicals. The TEL business, which accounted for approximately 77% of the Company's 1999 sales, is the world's leading producer of TEL that is used by oil refineries world-wide to boost the octane levels in gasoline which allows fuel to burn more efficiently and prevents engine knock during the fuel cycle. The Specialty Chemicals business, which accounted for approximately 23% of the Company's 1999 sales, provides a broad range of petroleum additives, including combustion improvers, fuel detergents and functional performance products and manufactures and markets a range of chemicals including Octaquest(R) a biodegradable chelating agent developed for the detergent market.


TEL
---

TEL, the most significant of the Company's products, accounted for approximately 77% of the Company's 1999 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. TEL remains the most cost-effective octane enhancer for motor gasoline and has the added benefit of acting as a lubricity aid, reducing engine wear. TEL is used as a gasoline additive in various concentrations depending on the intrinsic nature of the base fuel and the targeted octane number.

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

Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries. The decline in TEL volumes since 1990 has been between 10% and 15% per annum, and management believes that volumes will continue to fall at the upper end of this range for the next two years.

While TEL business is declining, it will remain viable for a number of years. It is costly for refineries to switch their gasoline production process to unleaded gasoline and therefore upgrading some refineries may not be economically justifiable. These refineries may decide to continue operating until reduced demand for leaded gasoline forces their closure. There are also significant costs in converting automobiles and gasoline stations to accommodate the increased use of unleaded fuels. The transition to lead-free fuel is therefore unlikely to happen globally all at once.

The Company intends to manage the decline safely and effectively and to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Specialty Chemicals
-------------------

The Specialty Chemicals Business Unit comprises two developing business areas - Petroleum Specialties and Performance Chemicals.


The Petroleum Specialties business develops, produces and markets a range of specialty products used as fuel additives built on the TEL operations. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Services unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. The addition of Octel Deutschland GmbH to Octel's group in December, 1998 opened new European marketing opportunities and an expanded product range including ferrocene, an iron based combustion improver. The Octel Starreon LLC joint venture in March, 1999 has developed the Company's marketing strength with end-users, fleets and oil-jobbers.

The Performance Chemicals focus going forward is to develop high performance and particularly environmentally friendly products from its technology base. The major current line is Octaquest(R), developed for the detergent market but now addressing new markets in personal care, textiles, photographics and household cleaning. Octaquest(R) technology is also the platform for the development of a family of products such as Octahib(R), a biodegradable corrosion inhibitor that protects metal.

Raw Materials
-------------

Raw material purchases account for a substantial portion of the Company's manufacturing costs. The major purchases are lead, sodium, ethyl chloride and dibromoethane. These materials are available readily from more than one source, and the Company uses long term contracts to manage the risk of price escalation.


Patents and Intellectual Property
---------------------------------

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes. These trademarks and patents relate primarily to the Petroleum Specialties and the Performance Chemicals businesses, in which intellectual property forms a significant part of the Company's competitive strengths. The majority of these patents were developed by the Company. Most patents have more than ten years life remaining. The Company also holds a license for the manufacture of fuel detergents. The Company has trademark registrations for the use of the name Octel(R) and for the Octagon device in Classes 1 and 4 of the "International Classification of Goods and Services for the Purposes of the Registration of Marks" in all countries in which it has a significant market presence except for the US in respect of which the appropriate applications have been made. Octel also has trademark registrations for Octaquest(R). The Company has application in progress for a number of other trademark registrations in several jurisdictions.


Octel America Inc., a subsidiary of the Company, has trademarks for Stadis(R), an aviation and ground fuel conductivity improver, Ortholeum(R), a lube oil additive antioxidant and metal deactivator, Ocenol(R), an antifoam for refinery use, and Valvemaster(R), a valve seat recession additive. The Company does not consider its business as a whole to be dependent on any one trademark, patent or licence.

Customers
---------

TEL sales are made principally to the retail refinery market. In 1999, 99% of Octel's sales volume was to the retail market, which comprises independent, state or major oil company-owned refineries located throughout the world. Within this market, refineries owned by British Petroleum, Mobil Oil and Texaco Oil are entitled to profit participation payments, based on their ongoing purchases from the Company, by virtue of their former partnership interest in Octel Associates, an Octel Corp. subsidiary. Selling prices to other refineries are principally negotiated under long-term supply agreements, with varying prices and terms of payment.

The customers of the Specialty Chemicals business are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies which had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of recent corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

Competition
-----------

The world-wide market for the Company's primary product, TEL, is highly competitive. In this market Octel competes not only with other sellers of TEL but with marketers of products and processes providing alternative ways of enhancing octane performance in automotive gasoline. Approximately 98% of all TEL sold is used to improve the antiknock characteristics of gasoline for automobiles. Other products and processes that are used to enhance octane performance in automotive gasoline include oxygenates (primarily methyl tertiary butyl ether ("MTBE") and ethanol) or aromatics (such as benzene and toluene) as gasoline blending components, as well as the installation of additional reforming capacity through refinery upgrades. In addition, non-lead metallic based antiknock additives are currently under development by several companies including Octel. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as the US. As a result, worldwide demand for TEL is progressively shrinking as the use of unleaded gasoline becomes more widespread. On a worldwide basis Octel remains the largest TEL marketer.


The Company's Specialty Chemicals business operates in a competitive environment, with its main competitors being large oil and chemical companies. No one company holds a dominant market share. The Company considers its competitive strengths are its strong technical development capacity, independence from major oil companies and its strong long-term relationships with refinery customers in the TEL market which provide synergies with the petroleum additives business.

The Company is seeking to expand its Specialty Chemicals business. Growth will be sought from a combination of internal and external sources, including the in-house development of new products through research and development, exploitation of current products into new markets, licensing agreements, custom synthesis of specialty products and acquisitions of products and/or businesses.

Ethyl Agreements
----------------

The Company supplies Ethyl on a wholesale basis with TEL for resale to customers under two separate long-term supply agreements at prices adjusted annually through agreed formulas. Under one of these agreements (the "US TEL Supply Agreement"), effective January 1, 1998, Ethyl purchases from the Company its TEL requirements for resale to its customers in the United States. In the other agreement, dated December 22, 1993, Ethyl purchases TEL from the Company for resale to customers located outside the United States. The maximum quantities of TEL Ethyl can purchase under the non-US agreement are set at a fixed percentage of the Company's annual production capacity. Pursuant to a Bulk Transportation Agreement, dated March 25, 1994, Ethyl supplies the Company with all of its bulk transportation requirements for TEL. The Company, Ethyl and GLCC reached an agreement with the Federal Trade Commission on June 24, 1998 with respect to the terms of a consent decree governing sales of TEL by the Company to Ethyl for resale in the US market. The Company and Ethyl complied with the provisions of the consent decree by negotiating and putting into effect a new long-term contract governing the supply of TEL to Ethyl for resale in the US market. It should be noted that the entire US TEL market is relatively small and therefore only a very minor portion of the Company's sales to Ethyl are for resale in the US market. Neither the terms of the consent decree nor the execution of the US TEL contract with Ethyl is expected to have a material adverse effect on the Company's business, results of operation or financial condition.

Effective October 1, 1998 the Company's UK subsidiary The Associated Octel Company Limited ("Associated Octel") signed agreements with Ethyl to market and sell TEL in areas of the world excluding North America and European Union. Under the agreements, all marketing and sales efforts made to customers are managed by and made in the name of Associated Octel. Ethyl provides bulk transportation services in support of the agreements while Octel continues to produce all TEL marketed under these agreements. Depending upon cost, performance and flexibility, one or both companies provide other TEL services.

Technology
----------

The Company's research and development facilities are located at Ellesmere Port, UK, while its advanced fuel testing facility to support the TEL and Petroleum Specialties businesses is located at Bletchley, UK. The Company's research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $3.9 million, $3.1 million and $3.8 million in 1999, 1998 and 1997, respectively. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest(R) has enabled the Company to enter into a new market in the performance chemicals area.


Health, Safety and Environmental Matters
----------------------------------------

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


Human Resources
---------------

The Company's workforce at December 31, 1999 consisted of 1,184 employees, of which 883 were in the UK. Approximately 60% of the Company's employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.


The Company has a major employee communication program to help its employees understand the business issues surrounding the Company, the TEL business and the corporate downsizing program that has been implemented to respond to declining TEL demand. Regular briefings are conducted by line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions which the Company recognizes for negotiating and consultative purposes.

Management believes that the communication program has been highly successful and has contributed to achieving a significant reduction in the Company's UK workforce since January 1, 1996. The Company has implemented an extensive retraining program which will enable further improvements in the productivity and flexibility of the Company's UK workforce.

The Company closed one of its three TEL buildings at year-end 1998. Following the agreement of a further voluntary severance program in November 1999, 330 employees based in the United Kingdom will leave the Company during 2000. By mid 2000, the total UK workforce will be reduced by 70% from that employed in June 1996. This has all been achieved through voluntary severance programs.

Item 2    Properties

A summary of the Company's principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:-

Location                   Principal Operations
--------                   --------------------
Newark, Delaware, US/(1)/  Octel Corp. Headquarters; Petroleum Specialties
                           regional office
London, UK/(1)/            Sales and Marketing
Manchester, (UK)/(1)/      Octel Corp. European Headquarters
Ellesmere Port, UK         Associated Octel Headquarters; Business Team;
                           Manufacturing; Research & Development; Administration
Bletchley, UK              Fuel Technology Center
Herne, Germany/(1)/        Octel Deutschland GmbH; Manufacturing and
                           Administration
Doberitz, Germany          Novoktan GmbH; Manufacturing and Administration

/(1)/  Leased property

The group's TEL manufacturing sites are at Ellesmere Port and Novoktan. Ellesmere Port's TEL manufacturing capacity is currently 46,000 metric tons (mt) per annum, and that of Novoktan is 9,600 mt per annum. Actual annual operating levels are under review as part of management's response to the decline in TEL markets. There is also a chlorine plant (40,000 mt per annum) at Ellesmere Port which is owned by the Company but operated on behalf of a third party.

The group's Specialty Chemicals manufacturing capacity at Ellesmere Port comprises a detergent plant (6,000 mt per annum) and an EDDS plant (3,000 mt per annum) for the manufacture of Octaquest(R).

Item 3    Legal Proceedings

There are no material pending legal proceedings involving the Company, its subsidiaries or any of its properties. Furthermore, no director, officer or affiliate of the Company or any associate of any director or officer is involved, or has a material interest in, any proceedings which would have a material adverse effect on the Company.

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. There are currently no such proceedings.

Item 4    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999 .

PART II
-------

Item 5    Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common stock is listed on the New York Stock Exchange. As of March 10, 2000 there were approximately 2,260 registered holders of the common stock.

Quarterly stock prices on page 43 of the Report are incorporated herein by reference.

The borrowings entered into by the Company in relation to the spin-off from GLCC restrict the Company's ability to pay dividends or buy back stock to a maximum of $15 million per annum in aggregate.

Item 6    Selected Financial Data

The Financial Highlights on the inside cover of the Report and the Quarterly Summary on page 43 of the Report are incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Results of Operation and Financial Condition

The discussion on pages 14 through 21 of the Report is incorporated herein by reference.

Item 7a   Quantitative and Qualitative Disclosure About Market Risk

Information relating to the Company's exposure to market risk on pages 41 and 42 of the Report are incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data

The consolidated financial statements, together with the report of PricewaterhouseCoopers dated February 9, 2000 and quarterly financial information, which are on pages 14 through 43 of the Report, are incorporated herein by reference. The Financial Highlights on the inside front cover of the Report are also incorporated herein by reference.

Item 9 Changes In and Disagreement with Accountants on Accounting and Financial Disclosures

Until May 22, 1998 the Company was a subsidiary of GLCC. Accordingly the Combined Financial Statements for the period ended December 31, 1997 were audited by Ernst & Young LLP, the auditors of GLCC. The Company's management sought independent advice from PricewaterhouseCoopers on certain aspects of the spin-off from Great Lakes.

Following the consummation of the spin-off and the creation of Octel as a group independent of GLCC, the Board of Directors believed that it was appropriate to appoint PricewaterhouseCoopers as the auditors of Octel Corp., and all its UK and US subsidiaries. PricewaterhouseCoopers were duly appointed on August 11, 1998. Ernst & Young were never appointed as auditors of Octel Corp., so their resignation was not required.

PART III
--------

Item 10   Directors and Executive Officers of the Registrant

Information under the heading "Management" set out in the proxy statement relating to the 1999 Annual Meeting of stockholders dated May 9, 2000 ("The Proxy Statement") is incorporated herein by reference.

Item 11   Executive Compensation

The information under the heading "Executive Compensation and Other Information" in The Proxy Statement is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in The Proxy Statement is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

Note 16 on page 42 of the Financial Statements is incorporated herein by reference.

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)   Financial Statements

          The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers dated February 9, 2000 appearing on pages 14 through 43 of the 1999 Annual Report to Stockholders, are incorporated by reference in Item 8.

    (2)   Financial Statement Schedules

          All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

    (3)   Exhibits

          2.1 Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation ("GLCC") and the Registrant. (3)
          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
          3.2   Amended and Restated By-laws of the Registrant. (1)
          4.1   Form of Common Stock Certificate. (2)
          4.2 Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)
          4.3 Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant.
                (2)
          4.4 Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)
          4.5   Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit
                A). (4)
          4.6 Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)
          4.7   Purchase Agreement dated as of April 30, 1998 among the Initial
                Purchasers, Octel Developments PLC and the Registrant. (4)
          7.1   Share purchase agreement between OBOAdler Holdings Limited and
                The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6).
          7.2 $100,000,000 term loan agreement between Octel Corp., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999 (6).
          10.1  Tax Disaffiliation Agreement between GLCC and the Registrant.
                (1)
          10.2 Corporate Services Transition Agreement between GLCC and the Registrant. (1)
          10.3 Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)
          10.4 Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)

          10.5 Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)
          10.6  Ethyl Corporation Market and Sales Agreement. (4)
          10.7  Octel Corp. Non Employee Directors Stock Option Plan. (4)
          10.8 Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee.
                (1)
          10.9 Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)
          10.10 Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)
          10.11 Octel Corp. Time Restricted Stock Option Plan. (3)
          10.12 Octel Corp. Performance Related Stock Option Plan (3)
          10.13 Associated Octel Savings-Related Stock Option Plan. (3)
          10.14 Form of Octel Corp. Approved Company Share Option Plan.(8)
          10.15 Form of Octel Corp. Profit Sharing Share Scheme.(8)
          10.16 Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis.
          10.17 Employment offer letter from The Associated Octel Company Limited to John P Tayler.
          10.18 Consultancy Agreement between Octel Corp. and Robert E Bew.
          12.1  Statement Regarding Computation of Financial Ratios.
          13.1  1999 Annual Report of Octel Corp.
          13.2 Opinion of Ernst & Young LLP on 1997 Combined Financial Statements .
          21.1  Subsidiaries of the Registrant.
          24.1  Powers of Attorney of Directors and Officers of the Registrant
                (4).
          27.1  Consolidated Financial Data Schedule.
          99.1 Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended (7).

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

                (5)  Filed with the Company's form 10Q on November 10, 1998.

                (6)  Filed with the Company's form 8-K on November 12, 1999.

                (7)  Filed with the Company's form 8-K/A on January 20, 2000.

                (8)  Filed with the Company's form 10K on March 26, 1999.

(b)       Reports on Form 8-K

          A Form 8-K was filed on November 12, 1999 announcing the November 9, 1999 acquisition of OBOAdler Company Limited. A Form 8-K/A was filed on January 29, 2000 which provided audited financial statements and proforma financial statements related to the acquired business and the combined company respectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     OCTEL CORP.                 By:          /s/ Dennis J Kerrison
     (Registrant)                             DENNIS J KERRISON
     Date:                                    President, Chief Executive Officer
                                              and
     March 20, 2000                           Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


     March 20, 2000                           /s/ Alan G Jarvis
                                              -------------------------------
                                              Alan G Jarvis, Vice President and
                                              Chief Financial Officer

     March 20, 2000                           /s/ Robert E Bew
                                              -------------------------------
                                              Dr Robert E Bew, Chairman and
                                              Director

     March 20, 2000                           /s/ Dennis J Kerrison
                                              -------------------------------
                                              Dennis J Kerrison, President,
                                              Chief Executive Officer and
                                              Director

     March 20, 2000                           /s/ Martin M Hale
                                              -------------------------------
                                              Martin M Hale, Director

     March 20, 2000                           /s/ Thomas M Fulton
                                              -------------------------------
                                              Martin M Hale, Director

     March 20, 2000                           /s/ James Puckridge
                                              -------------------------------
                                              James Puckridge, Director

     March 20, 2000                           /s/ Benito Fiore
                                              -------------------------------
                                              Dr Benito Fiore, Director

     March 20, 2000                           /s/ Charles M Hale
                                              -------------------------------
                                              Charles M Hale, Director

     March 20, 2000                           /s/ Steven W Williams
                                              -------------------------------
                                              Steven W Williams, Vice President,
                                              Group Operations

     March 20, 2000                           /s/ H Alan Hanslip
                                              -------------------------------
                                              H Alan Hanslip, Vice President,
                                              Human Resources

     March 20, 2000                           /s/ Geoffrey J Hignett
                                              -------------------------------
                                              Dr Geoffrey J Hignett, Vice
                                              President, Specialty Chemicals