Form 10-Q
period 2000-03-31
OCTEL CORP
filed 2000-05-12
CIK 1054905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2000
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


Class                                          Outstanding as of April 30, 2000
Common Stock, par value $0.01                                 13,151,376 Shares

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                          OCTEL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31      December 31
                                                        2000            1999
                                                    (Unaudited)
                                                   -------------   -------------
                                                       (millions of dollars)
    Assets

    Current assets
           Cash and cash equivalents              $      43.0       $      37.2
           Accounts receivable, less allowance
              of  $2.2 (1999 - $2.2)                    107.6             150.5

           Inventories
              Finished products                          42.7              34.8
             Raw materials and work in progress          25.1              29.5
                                                      --------          --------
             Total inventories                           67.8              64.3


           Prepaid expenses                               2.8               3.8
                                                      --------          --------

    Total current assets                                221.2             255.8

    Property, plant and equipment                       142.6             143.9
              Less accumulated depreciation              42.6              39.4
                                                      --------          --------
              Net property, plant and equipment         100.0             104.5

    Goodwill                                            367.4             379.2
    Intangible asset                                     19.8              22.7
    Deferred finance costs                               11.6              12.7
    Prepaid pension cost                                 73.0              72.2
    Other assets                                          2.4               2.4
                                                      --------          --------
                                                    $   795.4       $     849.5
                                                      ========          ========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                     March 31       December 31
                                                       2000            1999
                                                    (Unaudited)
                                                  --------------   -------------
                                                       (millions of dollars)
    Liabilities and Stockholders' Equity

    Current liabilities
         Accounts payable                          $    61.0      $     78.5
         Accrued expenses                               18.0            17.0
         Accrued income taxes                           27.4            31.3
         Current portion of long-term debt              68.3            80.0
                                                     ----------     ----------

    Total current liabilities                          174.7           206.8

    Plant closure provisions (note 4)                   50.9            55.6
    Deferred income taxes                               36.3            35.8
    Long-term debt                                     220.0           233.3
    Other liabilities                                    1.8             1.7
    Minority interest                                    2.1             2.4

    Stockholders' equity
         Common stock, $0.01 par value (note 2)          0.1             0.1
         Additional paid-in capital                    276.1           276.1
         Treasury stock (note 2)                       (19.8)          (18.9)
         Retained earnings                              85.7            82.5
         Accumulated other comprehensive income        (32.5)          (25.9)
                                                     ----------     ----------

    Total stockholders' equity                         309.6           313.9

                                                     ----------     ----------
                                                   $   795.4      $    849.5
                                                     ==========     ==========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                 ------------------------------
                                                         2000          1999
                                                         ----          ----

                                                   (millions of dollars except
                                                 ------------------------------
                                                         per share data)
                                                        ----------------
Net sales                                            $   91.0      $   128.0
Cost of goods sold                                       54.7           78.6
                                                     --------      ---------
Gross profit                                             36.3           49.4
Operating expenses
     Selling, general and admin.                         11.2           12.2
     Research and development                             0.9            1.1
Amortization of intangible assets                        15.8           12.0
                                                     --------      ---------
                                                         27.9           25.3
                                                     --------      ---------
Operating income                                          8.4           24.1

Interest expense                                          9.1            7.0
Other expenses/(income)                                  (3.5)          (2.1)
Interest income                                          (3.2)          (0.4)
                                                     --------      ---------
Income before income taxes and minority interest          6.0           19.6

Minority interest                                         0.6            0.1
                                                     --------      ---------

Income before income taxes                                5.4           19.5

Income taxes (note 3)                                     2.2            9.1
                                                     --------      ---------

Net income                                          $     3.2      $    10.4
                                                    =========      =========
Earnings per share:
Basic                                               $    0.24      $    0.74
                                                    ---------      ---------
Diluted                                             $    0.24      $    0.73
                                                    ---------      ---------

Weighted average shares
     outstanding (in thousands)
Basic (note 2)                                         13,427         13,934
                                                    ---------      ---------
Diluted (note 2)                                       13,678         14,109
                                                    ---------      ---------

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                            ------------------
                                                                 March 31
                                                        ------------------------
                                                             2000        1999
                                                             ----        ----
                                                          (millions of dollars)
Cash Flows from Operating Activities

Net income                                               $    3.2    $   10.4
Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization                           20.6        16.8
     Deferred income taxes                                    0.6         0.4
     Other                                                   (0.2)         -
      Changes in operating assets and liabilities:
         Accounts receivable and prepaid expenses            43.1       (18.0)
         Inventories                                         (4.2)        3.7
         Accounts payable and accrued expenses              (15.2)        3.8
         Income taxes and other current liabilities          (3.7)        9.0
     Other non-current assets and liabilities                (5.4)       (3.4)
                                                           --------    --------
Net cash provided by operating activities                    38.8        22.7

Cash Flows from Investing Activities
Capital expenditures                                         (1.7)       (3.3)
Other                                                        (0.8)       (2.4)
                                                           --------    --------
Net cash used in investing activities                        (2.5)       (5.7)

Cash Flows from Financing Activities

Receipt of long-term borrowings                                -          6.0
Repayment of long-term borrowings                           (25.0)      (15.0)
Repurchase of common stock                                   (0.9)         -
Minority interest                                            (0.3)        0.7
                                                            --------   --------
Net cash used in financing activities                       (26.2)       (8.3)
Effect of exchange rate changes on cash                      (4.3)       (3.9)
                                                            --------   --------
Net change in cash and cash equivalents                       5.8         4.8

Cash and cash equivalents at beginning of period             37.2        26.5
                                                            --------   --------
Cash and cash equivalents at end of period               $   43.0     $  31.3
                                                            ========   ========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

(millions of dollars)

                                              Additional                                   Total
                     Common      Treasury       Paid-in      Retained      CTA*         Comprehensive
                     Stock        Stock         Capital      Earnings                      Income

Balance at
January 1, 2000       $0.1       $(18.9)        $276.1         $82.5       $(25.9)         $56.6
Net Income              -           -              -             3.2           -             3.2
Net CTA* change         -           -              -              -          (6.6)          (6.6)
Share buy-back          -          (0.9)           -              -            -              -
                   ----------   ----------    -----------    ----------    ---------    -------------
Balance at March
31, 2000              $0.1       $(19.8)        $276.1         $85.7         $(32.5)        53.2
                   ----------   ----------    -----------    ----------    ----------   -------------

* Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed on March 27, 2000.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At March 31, 2000, the Company had authorised common stock of 40 million shares (December 31, 1999 - 40 million). Issued shares at March 31, 2000, were 14,777,250 (December 31, 1999 - 14,766,386) and treasury stock amounted to 1,407,574 (December 31, 1999 - 1,314,864). During the first quarter 2000, 10,864 new shares were issued on the exercise of options under the Octel Corp. Time Restricted Stock Option Plan at zero cost.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

                                                       Three Months Ended
                                                             March 31
                                                         2000        1999
                                                         ----        ----
          Statutory US Federal tax rate                  35.0%       35.0%
          Increase (decrease) resulting from:
            Foreign tax rate differential               (10.7)       (4.7)
            Amortization of goodwill                     25.9        15.8
            Other                                        (9.8)        0.7
                                                       ---------   ---------
                                                         40.4%       46.8%
                                                       =========   =========

NOTE 4 - PLANT CLOSURE PROVISIONS

          (millions of dollars)                          2000        1999
                                                         ----        ----
          Balance at January 1                          $55.6       $47.1
          Exchange effect                                (0.9)       (2.6)
          Charge for the period                          (0.7)        3.7
          Expenditure                                    (3.1)       (8.1)
                                                       ---------   ---------
          Balance at March 31                            $50.9       40.1
                                                       =========   =========

Expenditure of $2.0 million in the first three months of 2000 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $1.1 million related to environmental remediation activities.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No.133". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is at present evaluating the impact of SFAS 133 on its operations.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2000
         -------------------------------------------------------------

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

RECENT DEVELOPMENTS

The Company continues to reduce TEL costs and capacity in line with the market decline in demand. The fourth phase of the UK voluntary severance program, announced in the fourth quarter 1999, will result in a planned headcount reduction of 323 by June 30, 2000. Of this total 108 employees have already left the Company. Further cost savings are expected to result from the outsourcing of sodium and ethyl chloride, intermediates which were formerly manufactured by the Company.

On November 9, 1999 the acquisition of the OBOAdler group was completed. Effective January 1, 2000 OBOAdler entered into sales and marketing agreements with Ethyl Corporation similar to those already in place between Octel and Ethyl. On April 19, 2000 an amount of $39 million was received by OBOAdler as a prepayment for services provided under the marketing agreements.

RESULTS OF OPERATIONS

Operating income for the first quarter of 2000 and 1999 may be analyzed as follows:-

(millions of dollars)

                                        2000                                               1999
                        TEL           Specialty          Total            TEL           Specialty           Total
                                      Chemicals                                         Chemicals
Net Sales              $58.1            $32.9             $91.0           $98.4           $29.6             $128.0
                     ----------    --------------      -----------     -----------    -------------       ----------
Gross Profit            26.4              9.9              36.3            40.9             8.5               49.4
                     ----------    --------------      -----------     -----------    -------------       ----------
Operating Income        $7.4             $3.8            $ 11.2           $24.9            $1.8              $26.7
                     ----------    --------------      -----------     -----------    -------------       ----------

Operating income noted above excludes corporate costs of $2.8 million in 2000 and $2.6 million in 1999. Comparatives have been restated for the separate disclosure of corporate costs.

Overall TEL sales for the first quarter, 2000 were $40.3 million (41%) below 1999 levels. Sales volumes were 9,582 metric tons (mt) compared to 14,256 mt in the same period in 1999. The long term decline in demand and increased competition in the TEL market was compounded by short term factors including the timing of bulk deliveries and stocking up by customers in late 1999. Although the 2000 sales included OBOAdler sales, the net adverse volume variance was $32.2 million. Gross profit for the three months was 45.4% of net sales compared to 41.5% for the equivalent period in 1999. The effect of reduced net sales has been mitigated by cost savings, but the increase in margins mainly arose through rationalization costs, with $3.7 million charged in 1999 compared to a credit of $0.7 million in 2000.

Specialty Chemicals sales for the first three months of 2000 were $3.3 million (11.1%) above 1999 levels, and gross profit on net sales was 30.0% compared to 28.7% in 1999, continuing the trend in this growth business in line with the company's strategy.

Sales, general and administrative costs have decreased by $1.0 million (8.2%) compared to 1999 levels, reflecting the significant headcount reductions and cost reduction initiatives over the year.

Amortization costs have increased from $12.0 million to $15.8 million, reflecting the incremental goodwill arising from the OBOAdler acquisition.

Interest expense has increased from $7.0 million to $9.1 million reflecting the effect of the additional $100 million debt entered into in respect of the OBOAdler acquisition.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Cash inflow from operating activities in the first quarter 2000 was $38.8 million, an increase of $16.1 million (71%) over the equivalent period in 1999. The most significant contribution is the $61.1 million movement in accounts receivable from an outflow of $18.0 million to an inflow of $43.1 million in 2000. Debtors reflected 100 days' sales, an improvement over the 104 days at December 31, 1999.

In the first quarter 2000 further senior debt repayments of $25 million were made, bringing total debt repayments to $232 million, 83% of the original $280 million bank debt entered into in May 1998. The Company incurred an additional $100 million of senior debt in 1999 to fund the OBOAdler acquisition. At March 31, 2000 $90 million of this additional debt was outstanding.

YEAR 2000
---------
No significant date discontinuity problems arose during the transition from 1999 to 2000 or as a result of 2000 being a leap year.

ITEM 3 -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

There has been no material change in the Company's exposure to market risk as described in the Form 10-K filed on March 27, 2000.

PART II -  OTHER INFORMATION
----------------------------
ITEM 6 -   Exhibits and reports on FORM 8-K
-------------------------------------------
              (a) Exhibits

              27 Consolidated Financial Data Schedule

              (b) Reports on Form 8-K

              A report on Form 8-K/A was filed on January 20, 2000 which provided audited financial statements and proforma financial statements related to the November 9, 1999 acquisition of OBOAdler Company Limited.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.




Date:      May 10, 2000                       By  /s/ Dennis J Kerrison
                                                      -----------------
                                              Dennis J Kerrison
                                              President and
                                              Chief Executive Officer

Date       May 10, 2000                       By  /s/ Alan G Jarvis
                                                      -------------
                                              Alan G Jarvis
                                              Chief Financial Officer




                                  EXHIBIT INDEX

Exhibit           Description                            Page No.
-------           -----------                            --------

27                Consolidated Financial Data Schedule      12