Form 10-Q
period 2000-06-30
OCTEL CORP
filed 2000-08-10
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                            ----------------------

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 2000
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


Class                                          Outstanding as of July 31, 2000
Common Stock, par value $0.01                                12,091,957 Shares

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                  June 30            December 31
                                                                    2000                1999
                                                                (Unaudited)
                                                             -----------------    -----------------
                                                                      (millions of dollars)
     Assets

     Current assets
            Cash and cash equivalents                              $    57.0           $     37.2
            Accounts receivable, less allowance
             of $2.2 (1999 - $2.2)                                     101.0                150.5

            Inventories
             Finished products                                          48.0                 34.8
             Raw materials and work in progress                         20.7                 29.5
                                                                   ---------           ----------
             Total inventories                                          68.7                 64.3


            Prepaid expenses                                             5.0                  3.8
                                                                   ---------           ----------
     Total current assets                                              231.7                255.8

     Property, plant and equipment                                     129.2                143.9
            Less accumulated depreciation                               38.2                 39.4
                                                                   ---------           ----------
            Net property, plant and equipment                           91.0                104.5

     Goodwill                                                          352.2                379.2
     Intangible asset                                                   16.2                 22.7
     Deferred finance costs                                             10.2                 12.7
     Prepaid pension cost                                               71.7                 72.2
     Other assets                                                        2.5                  2.4
                                                                   ---------           ----------
                                                                   $   775.5           $    849.5
                                                                   =========           ==========

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------

                                                                        June 30             December 31
                                                                         2000                 1999
                                                                      (Unaudited)
                                                                   -----------------     -----------------
                                                                            (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                       $     77.7            $     78.5
   Accrued expenses                                                             19.7                  17.0
   Accrued income taxes                                                         19.9                  31.3
   Current portion of deferred income                                           13.1                     -
   Current portion of long-term debt                                            50.0                  80.0
                                                                          ----------            ----------

Total current liabilities                                                      180.4                 206.8

Plant closure provisions (note 4)                                               38.3                  55.6
Deferred income taxes                                                           38.4                  35.8
Deferred income                                                                 18.9                     -
Long-term debt                                                                 205.0                 233.3
Other liabilities                                                                1.7                   1.7
Minority interest                                                                2.5                   2.4

Stockholders' equity
   Common stock, $0.01 par value (note 2)                                        0.1                   0.1
   Additional paid-in capital                                                  276.2                 276.1
   Treasury stock (note 2)                                                     (30.3)                (18.9)
   Retained earnings                                                            89.9                  82.5
   Accumulated other comprehensive income
                                                                               (45.6)                (25.9)
                                                                          ----------            ----------
Total stockholders' equity                                                     290.3                 313.9
                                                                          ----------            ----------

                                                                          $    775.5            $    849.5
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

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     ------------------------------------
                                  (Unaudited)

                                            Three Months Ended                      Six Months Ended
                                                   June 30                               June 30
                                         ---------------------------------------------------------------
                                            2000            1999                 2000            1999
                                            ----            ----                 ----            ----
                                               (millions of dollars except per share data)
Net sales                                   107.4        $   129.8             $   198.4       $   257.8
Cost of goods sold                           63.4             80.6                 118.1           159.2
                                         --------        ---------             ---------       ---------
Gross profit                                 44.0             49.2                  80.3            98.6
Operating expenses
   Selling, general and admin.               11.5             11.9                  22.7            24.1
   Research and development                   0.8              0.9                   1.7             2.0
Amortization of intangible assets            15.6             10.9                  31.4            22.9
                                         --------        ---------             ---------       ---------
                                             27.9             23.7                  55.8            49.0
                                         --------        ---------             ---------       ---------
Operating income                             16.1             25.5                  24.5            49.6

Interest expense                              5.7              6.3                  12.9            13.3
Other expenses/(income)                       1.0             (1.5)                 (2.5)           (3.6)
Interest income                              (0.6)            (1.4)                 (1.9)           (1.8)
                                         --------        ---------             ---------       ---------

Income before income taxes and minority
 interest                                    10.0             22.1                  16.0            41.7

Minority interest                             0.6              0.1                   1.2             0.2
                                         --------        ---------             ---------       ---------

Income before income taxes                    9.4             22.0                  14.8            41.5

Income taxes (note 3)                         5.2             10.3                   7.4            19.4
                                         --------        ---------            ----------       ---------

Net income                               $    4.2        $    11.7             $     7.4       $    22.1
                                         ========        =========            ==========       =========
Earnings per share:
Basic                                    $   0.32        $    0.84             $    0.56       $    1.59
                                         --------        ---------            ----------       ---------
Diluted                                  $   0.32        $    0.81             $    0.55       $    1.54
                                         --------        ---------            ----------       ---------

Weighted average shares
   outstanding (in thousands)
Basic (note 2)                             12,857           13,889                13,141          13,911
                                         --------        ---------            ----------       ---------
Diluted (note 2)                           13,312           14,434                13,494          14,291
                                         --------        ---------             ---------       ---------

  The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                               June 30
                                                                                 ----------------------------------
                                                                                    2000                   1999
                                                                                   -----                  -----
                                                                                      (millions of dollars)
Cash Flows from Operating Activities

Net income                                                                      $        7.4        $        22.1
Adjustments to reconcile net income to cash provided by
 operating activities:
   Depreciation and amortization                                                        40.9                 32.5
   Deferred income taxes                                                                 2.7                  1.2
   Other                                                                                 2.1
   Changes in operating assets and liabilities:
       Accounts receivable and prepaid expenses                                         42.5                (27.7)
       Inventories                                                                      (8.1)                14.1
       Accounts payable and accrued expenses                                           (15.5)                (4.2)
       Deferred income                                                                  38.6                    -
       Income taxes and other current liabilities                                      (10.0)                13.0
   Other non-current assets and liabilities                                              1.9                (11.0)
                                                                                ------------        -------------
Net cash provided by operating activities                                              102.5                 40.0

Cash Flows from Investing Activities

Capital expenditures                                                                    (4.1)                (5.8)
Business combinations, net of cash acquired                                                -                 (3.9)
Other                                                                                   (1.4)                (6.0)
                                                                                ------------        -------------
Net cash used in investing activities                                                   (5.5)               (15.7)

Cash Flows from Financing Activities

Receipt of long-term borrowings                                                            -                 16.0
Repayment of long-term borrowings                                                      (58.3)               (47.7)
Repurchase of common stock                                                             (11.3)                (1.0)
Minority interest                                                                          -                  0.9
                                                                                ------------        -------------
Net cash used in financing activities                                                  (69.6)               (31.8)
Effect of exchange rate changes on cash                                                 (7.6)                (3.0)
                                                                                ------------        -------------
Net change in cash and cash equivalents                                                 19.8                (10.5)
Cash and cash equivalents at beginning of period                                        37.2                 26.5
                                                                                ------------        -------------
Cash and cash equivalents at end of period                                      $       57.0        $        16.0
                                                                                ============        =============

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                                  (Unaudited)

(millions of dollars)

                                                          Additional                                          Total
                            Common                        ----------                                          -----
                            ------         Treasury         Paid-in          Retained           CTA*       Comprehensive
                             Stock         --------         -------          --------           ----       -------------
                             -----          Stock           Capital          Earnings                         Income
                                            -----           -------          --------                         ------
Balance at January 1,
 2000                        $ 0.1          $ (18.9)          $ 276.1          $ 82.5         $ (25.9)            $ 56.6

Net Income                       -                -                 -             7.4               -                7.4
Net CTA* change                  -                -                 -               -           (19.7)             (19.7)
Share issue                      -                -               0.1               -               -                  -
Share buy-back                   -            (11.4)                -               -               -                  -
                          --------         --------       -----------        --------        --------      -------------
Balance at June 30,
 2000                        $ 0.1          $ (30.3)          $ 276.2          $ 89.9         $ (45.6)            $ 44.3
                          --------         --------       -----------        --------        --------      -------------

* Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.


                        OCTEL  CORP. AND  SUBSIDIARIES
           NOTES  TO  UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
           --------------------------------------------------------

NOTE 1  -  BACKGROUND AND BASIS OF PRESENTATION

Octel Corp., a Delaware corporation (the Company) is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, Cheshire, United Kingdom. The Company's products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compounds (TEL) and specialty chemicals.

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

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At June 30, 2000, the Company had authorised common stock of 40 million shares (December 31, 1999 - 40 million). Issued shares at June 30, 2000, were 14,777,250 (December 31, 1999 - 14,766,386) and treasury stock amounted to 2,685,293 (December 31, 1999 - 1,314,864). During the six months ended June 30, 2000, 10,864 new shares were issued on the exercise of options under the Octel Corp. Time Restricted Stock Option Plan at zero cost.

Movements in stock options in the second quarter, 2000 were as follows:-

                                                 No.
                                                 ---
 Outstanding at March 31, 2000                1,113,105
 Granted - at zero cost                          35,562
           at $7.8125                           408,588
 Lapsed                                         (54,462)
 Exercised                                      (17,940)
                                            -----------
 Outstanding at June 30, 2000                 1,484,853
                                            -----------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

                                                    Six Months Ended
                                                         June 30
                                                  2000           1999
                                                 -----           ----
     Statutory US Federal tax rate                35.0%           35.0%
     Increase (decrease) resulting from:
       Foreign tax rate differential             (36.0)           (4.7)
       Amortization of goodwill                   49.9            15.8
       Other                                       1.1             0.7
                                               -------        --------
                                                  50.0%           46.8%
                                               =======        ========

NOTE 4 - PLANT CLOSURE PROVISIONS

     (millions of dollars)                        2000           1999
                                                  ----           ----
     Balance at January 1                        $ 55.6         $ 47.1
     Exchange effect                               (2.2)          (4.1)
     Charge for the period                         (2.5)           7.0
     Expenditure                                  (12.6)         (16.7)
                                               --------       --------
     Balance at June 30                          $ 38.3         $ 33.3
                                               ========       ========

Expenditure of $10.6 million in the first six months of 2000 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $2.0 million related to environmental remediation activities.

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

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is required to adopt SFAS No. 138 concurrently with SFAS No. 133. The Company is at present evaluating the impact of SFAS No. 133 on its operations.

On December 3, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Management believes that compliance with SAB No. 101 will not have any material impact on the Company.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION FOR THE SIX MONTHS ENDED JUNE 30, 2000
          ----------------------------------------------------------


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

RECENT DEVELOPMENTS
-------------------

The Company continues to reduce TEL costs and capacity in line with the market decline in demand. The fourth phase of the UK voluntary severance program has been extended. The planned reduction in headcount is 360, of which 222 have already left. The remainder should leave by the end of the year. In the June quarter the Company began the outsourcing of sodium and ethyl chloride, intermediates which were formerly manufactured in-house.

On November 9, 1999 the acquisition of the OBOAdler group was completed. Effective January 1, 2000 OBOAdler entered into sales and marketing agreements with Ethyl Corporation (Ethyl) similar to those already in place between Octel and Ethyl. On April 19, 2000 an amount of $39 million was received by OBOAdler as a prepayment for services provided under the marketing agreements.

RESULTS OF OPERATIONS
---------------------

Operating income for the first half of 2000 and 1999 may be analyzed as follows:-

(millions of dollars)

                                              Second Quarter                         Year to date
                                           2000              1999                 2000            1999
Net Sales
  TEL                                    $ 77.7            $101.1               $135.7          $199.5
  Specialty Chemicals                      29.7              28.7                 62.7            58.3
                                       --------          --------             --------        --------
  Total                                  $107.4            $129.8               $198.4          $257.8
                                       --------          --------             --------        --------

Gross Profit
  TEL                                    $ 35.2            $ 41.1               $ 61.1          $ 82.0
  Specialty Chemicals                       8.8               8.1                 18.7            16.6
                                       --------          --------             --------        --------
  Total                                  $ 44.0            $ 49.2               $ 80.3          $ 98.6
                                       --------          --------             --------        --------

Operating Income
  TEL                                    $ 16.2            $ 27.4               $ 23.6          $ 52.3
  Specialty Chemicals                       2.5               1.5                  6.2             3.3
  Corporate Costs                          (2.6)             (3.4)                (5.3)           (6.0)
                                       --------          --------             --------        --------
  Total                                  $ 16.1            $ 25.5               $ 24.5          $ 49.6
                                       --------          --------             --------        --------

Operating income comparatives have been restated to reflect the separate disclosure of corporate costs.

Overall TEL sales for the six months ended June 30, 2000 were $63.8 million (32%) below 1999 levels. Sales volumes in the second quarter were down by 18% compared to the same period in 1999 reflecting the continuing long term decline in demand and increase in competition in the market. There was an increase over first quarter, 2000 volumes which were depressed by customer stocking up in late 1999. Gross margin for the six months to June 30, 2000 was 45.4% compared to 41.1% in 1999 reflecting the benefits arising from the Company's cost reduction initiatives.

Specialty Chemicals sales for the year to date were 8% above 1999 levels and gross profit was 29.8% compared to 28.4% in 1999, continuing the trend in this growth business in line with the Company's strategy.

Cost reduction initiatives have impacted on sales, general and administrative costs which were $22.7 million for the first half, 2000 compared to $24.1 million in 1999. Amortization charges increased from $22.9 million to $31.4 million because of the goodwill arising on the acquisition of OBOAdler in November 1999. The continuing debt repayment program has resulted in a reduction in interest costs from $13.3 million in 1999 to $12.9 million in 2000.

The current estimate of the effective tax rate has been reassessed at 50% compared to 40.4% in March, 2000. This has resulted in a second quarter charge of $5.2 million, 55.4% of pre-tax income.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash inflow from operating activities in the six months ended June 30, 2000 was $102.5 million compared to $40.0 million for the same period in 1999. $38.6 million arose from a prepayment by Ethyl for services relating to the OBOAdler marketing agreement. There was a net inflow of $42.5 million due to a reduction in accounts receivable, partly because of reduced sales but also reflecting a reduction from 104 days sales at December 31, 1999 to 83 days at June 30, 2000.

Debt repayments in the second quarter, 2000 were $33.3 million including a prepayment of $8.3 million. Of the $280 million bank debt incurred in the 1998 spin a total of $255 million has now been repaid.

Total stock repurchases for the first half, 2000 amounted to $11.3 million. The 1999 stock buy back program was completed in the second quarter, 2000 and a further 369,000 units have been purchased under the 2000 program.

YEAR 2000
---------

No significant date discontinuity problems arose during the transition from 1999 to 2000 or as a result of 2000 being a leap year.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

There has been no material change in the Company's exposure to market risk as described in the Form 10-K filed on March 27, 2000.


PART II -  OTHER INFORMATION
----------------------------

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

       (a)  Exhibits

       27   Consolidated Financial Data Schedule

       (b)  Reports on Form 8-K

       On July 21, 2000 the Company filed a Report on Form 8-K relating to an amendment to its Rights Plan and a Stand-Still Agreement with the Baupost Group, LLC.

                                  SIGNATURES
                                  -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


Date:     August 11, 2000                        By  /s/ Dennis J Kerrison
                                                         -----------------
                                                 Dennis J Kerrison
                                                 President and
                                                 Chief Executive Officer

Date      August 11, 2000                        By  /s/ Alan G Jarvis
                                                         -------------
                                                 Alan G Jarvis
                                                 Chief Financial Officer


                                 EXHIBIT INDEX

Exhibit   Description                                  Page No.
-------   -----------                                  --------

27        Consolidated Financial Data Schedule               12