Form 10-Q
period 2000-09-30
OCTEL CORP
filed 2000-11-09
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                  FORM  10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 2000
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

                                  Yes    X
                                      ------
                                  No
                                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class                                         Outstanding as of October 31, 2000
Common Stock, par value $0.01                                         11,968,716

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                           September 30      December 31
                                                              2000              1999
                                                           (Unaudited)
                                                        ------------------   ------------
                                                             (millions of dollars)
     Assets

     Current assets
            Cash and cash equivalents                    $    41.4              $   37.2
            Accounts receivable, less allowance
              of  $2.3 (1999 - $2.2)                          83.9                 150.5

            Inventories
              Finished products                               40.6                  34.8
              Raw materials and work in progress              18.0                  29.5
                                                         ---------              --------
              Total inventories                               58.6                  64.3


            Prepaid expenses                                   3.5                   3.8
                                                         ---------              --------

     Total current assets                                    187.4                 255.8

     Property, plant and equipment                           111.3                 143.9
              Less accumulated depreciation                   26.1                  39.4
                                                         ---------              --------
              Net property, plant and equipment               85.2                 104.5

     Goodwill                                                339.8                 379.2
     Intangible asset                                         13.3                  22.7
     Deferred finance costs                                    9.1                  12.7
     Prepaid pension cost                                     72.3                  72.2
     Other assets                                              2.7                   2.4
                                                         =========              ========
                                                         $   709.8              $  849.5
                                                         =========              ========

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------


                                                                          September 30       December 31
                                                                             2000               1999
                                                                          (Unaudited)
                                                                    ---------------------    -----------
                                                                            (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                   $   53.5               $   78.5
   Accrued expenses                                                       23.0                   17.0
   Accrued income taxes                                                   10.6                   31.3
   Current portion of deferred income                                     13.1                      -
   Current portion of long-term debt                                      25.0                   80.0
                                                                      --------               --------

Total current liabilities                                                125.2                  206.8

Plant closure provisions (note 4)                                         33.5                   55.6
Deferred income taxes                                                     38.8                   35.8
Deferred income                                                           15.7                      -
Long-term debt                                                           205.0                  233.3
Other liabilities                                                          2.1                    1.7
Minority interest                                                          3.0                    2.4

Stockholders' equity
   Common stock, $0.01 par value (note 2)                                  0.1                    0.1
   Additional paid-in capital                                            276.2                  276.1
   Treasury stock (note 2)                                               (31.2)                 (18.9)
   Retained earnings                                                      93.8                   82.5
   Accumulated other comprehensive income                                (52.4)                 (25.9)
                                                                      --------               --------

Total stockholders' equity                                               286.5                  313.9
                                                                      --------               --------

                                                                      $  709.8               $  849.5
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

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                               September 30               September 30
                                           ---------------------------------------------
                                               2000        1999        2000       1999
                                               ----        ----        ----       ----

                                            (millions of dollars except per share data)
Net sales                                   $  105.0   $   126.9   $   303.4   $   384.7
Cost of goods sold                              64.3        79.0       182.4       238.2
                                            --------   ---------   ---------   ---------
Gross profit                                    40.7        47.9       121.0       146.5
Operating expenses
   Selling, general and admin.                   9.5         9.3        32.2        33.4
   Research and development                      0.6         1.0         2.3         3.0
Amortization of intangible assets               15.3        11.5        46.7        34.4
                                            --------   ---------   ---------   ---------
                                                25.4        21.8        81.2        70.8
                                            --------   ---------   ---------   ---------
Operating income                                15.3        26.1        39.8        75.7

Interest expense                                 5.6         5.7        18.5        19.0
Other expenses/(income)                          1.8         3.3        (0.7)       (0.3)
Interest income                                 (0.8)       (0.7)       (2.7)       (2.5)
                                            --------   ---------   ---------   ---------

Income before income taxes and
   minority interest                             8.7        17.8        24.7        59.5
Minority interest                                0.9         0.7         2.1         0.9
                                            --------   ---------   ---------   ---------

Income before income taxes                       7.8        17.1        22.6        58.6

Income taxes (note 3)                            3.9         4.9        11.3        24.2
                                            --------   ---------   ---------   ---------

Net income                                  $    3.9   $    12.2   $    11.3   $    34.4
                                            ========   =========   =========   =========
Earnings per share:
Basic                                       $   0.32   $    0.88   $    0.88   $    2.48
                                            --------   ---------   ---------   ---------
Diluted                                     $   0.31   $    0.86   $    0.86   $    2.46
                                            --------   ---------   ---------   ---------

Weighted average shares
  outstanding (in thousands)
Basic (note 2)                                12,070      13,863      12,785      13,895
                                            --------   ---------   ---------   ---------
Diluted (note 2)                              12,512      14,199      13,168      13,992
                                            --------   ---------   ---------   ---------

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                           September 30
                                                                 ----------------------------
                                                                     2000             1999
                                                                     ----             ----
                                                                     (millions of dollars)
Cash Flows from Operating Activities

Net income                                                       $      11.3   $      34.4

Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation and amortization                                         60.6          48.3
  Deferred income taxes                                                  3.3           2.0
  Other                                                                  1.9             -
  Changes in operating assets and liabilities:
    Accounts receivable and prepaid expenses                            58.3         (34.0)
    Inventories                                                          0.9          24.9
    Accounts payable and accrued expenses                               (8.0)         16.0
    Deferred income                                                     38.6             -
    Income taxes and other current liabilities                         (18.8)         (4.2)
  Other non-current assets and liabilities                             (32.1)        (15.2)
                                                                 -----------   -----------
Net cash provided by operating activities                              116.0          72.2

Cash Flows from Investing Activities

Capital expenditures                                                    (5.1)         (6.9)
Other                                                                   (2.3)        (13.9)
                                                                 -----------   -----------
Net cash used in investing activities                                   (7.4)        (20.8)

Cash Flows from Financing Activities

Receipt of long-term borrowings                                            -          16.0
Repayment of long-term borrowings                                      (83.3)        (62.7)
Repurchase of common stock                                             (12.3)         (1.0)
Minority interest                                                        0.6           1.4
                                                                 -----------   -----------
Net cash used in financing activities                                  (95.0)        (46.3)
Effect of exchange rate changes on cash                                 (9.4)         (5.8)
                                                                 -----------   -----------
Net change in cash and cash equivalents                                  4.2          (0.7)
Cash and cash equivalents at beginning of period                        37.2          26.5
                                                                 -----------   -----------
Cash and cash equivalents at end of period                       $      41.4   $      25.8
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

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                                  (Unaudited)

(millions of dollars)

                                                            Additional                                         Total
                                                           -------------                                -------------------
                               Common         Treasury        Paid-in      Retained         CTA*           Comprehensive
                             -----------    ------------   -------------  -----------   ------------    -------------------
                                Stock          Stock          Capital      Earnings                           Income
                             -----------    ------------   -------------  -----------                   -------------------
Balance at
January 1, 2000              $       0.1    $     (18.9)    $      276.1   $     82.5    $    (25.9)     $            56.6

Net Income                             -              -                -         11.3             -                   11.3
Net CTA* change                        -              -                -            -         (26.5)                 (26.5)
Share issue                            -              -              0.1            -             -                      -
Share buy-back                         -          (12.3)               -            -             -                      -
                             -----------    -----------     ------------   ----------    ----------      -----------------
Balance at
September  30, 2000          $       0.1    $     (31.2)    $      276.2   $     93.8    $    (52.4)     $            41.4
                             -----------    -----------     ------------   ----------    ----------      -----------------

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

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At September 30, 2000, the Company had authorised common stock of 40 million shares (December 31, 1999 - 40 million). Issued shares at September 30, 2000, were 14,777,250 (December 31, 1999 - 14,766,386) and treasury stock amounted to 2,754,134 (December 31, 1999 - 1,314,864). In March 2000, 10,864 new shares were issued on the exercise of options under the Octel Corp. Time Restricted Stock Option Plan at zero cost.

Movements in stock options in the third quarter, 2000 were as follows:-

                                               No.
                                               ---
Outstanding at June 30, 2000                1,484,853
Lapsed                                         (4,738)
                                          -----------
Outstanding at September 30, 2000           1,480,115
                                          -----------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory income tax rate to the effective income tax rate is as follows:

                                                    Nine Months Ended
                                                      September 30
                                                   2000        1999
                                                   ----        ----
     Statutory US Federal tax rate                 35.0%       35.0%
     Increase (decrease) resulting from:
       Foreign tax rate differential              (36.0)       (4.7)
       Amortization of goodwill                    49.9        15.8
       Other                                        1.1        (4.8)
                                                 ------      ------
                                                   50.0%       41.3%
                                                 ======      ======

NOTE 4 - PLANT CLOSURE PROVISIONS

     (millions of dollars)                         2000        1999
                                                   ----        ----
     Balance at January 1                        $ 55.6      $ 47.1
     Exchange effect                               (3.2)       (2.4)
     Charge for the period                          2.4         9.8
     Expenditure                                  (21.3)      (23.6)
                                                 ------      ------
     Balance at September 30                     $ 33.5        30.9
                                                 ======      ======

Expenditure of $17.9 million in the first nine months of 2000 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $3.4 million related to environmental remediation activities.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is required to adopt SFAS No. 138 concurrently with SFAS No. 133.

The Company has limited involvement with derivative financial instruments and does not trade them. The Company does use derivatives to manage defined exposures on interest rates, foreign exchange and commodity prices in the metals market. The Company is at present evaluating the impact of SFAS No. 133 on these operations and expects to be able to comply with the requirements of SFAS No. 133 by quarter one, 2001.

On December 3, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Management believes that compliance with SAB No. 101 will not have any material impact on the Company.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
       ----------------------------------------------------------------

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

RECENT DEVELOPMENTS
-------------------

The Company continues to reduce TEL costs and capacity in line with the market decline in demand. The fourth phase of the UK voluntary severance program has been extended. The planned reduction in headcount is 386, of which 312 have already left. The remainder should leave by the end of the year. In the June quarter the Company began the outsourcing of sodium and ethyl chloride, intermediates which were formerly manufactured in-house.

On November 9, 1999 the acquisition of the OBOAdler group was completed. Effective January 1, 2000 OBOAdler entered into sales and marketing agreements with Ethyl Corporation (Ethyl) similar to those already in place between Octel and Ethyl. On April 19, 2000 an amount of $39 million was received by OBOAdler from Ethyl as a prepayment for services provided under the marketing agreements.


RESULTS OF OPERATIONS
---------------------

Operating income for the third quarter of 2000 and 1999 may be analyzed as follows:-

(millions of dollars)

                                        Third Quarter            Year to date
                                    2000          1999        2000         1999
Net Sales
  TEL                             $ 79.9        $ 98.0      $215.6       $297.5
  Specialty Chemicals               25.1          28.9        87.8         87.2
                                  ------        ------      ------       ------
  Total                           $105.0        $126.9      $303.4       $384.7
                                  ------        ------      ------       ------


Gross Profit
  TEL                             $ 33.0        $ 39.2      $ 94.6       $121.3
  Specialty Chemicals                7.7           8.7        26.4         25.2
                                  ------        ------      ------       ------
  Total                           $ 40.7        $ 47.9      $121.0       $146.5
                                  ------        ------      ------       ------

Operating Income
  TEL                             $ 16.0        $ 24.2      $ 39.6       $ 76.5
  Specialty Chemicals                1.7           3.1         7.9          6.4
  Corporate Costs                   (2.4)         (1.2)       (7.7)        (7.2)
                                  ------        ------      ------       ------
  Total                           $ 15.3        $ 26.1      $ 39.8       $ 75.7
                                  ------        ------      ------       ------

Operating income comparatives have been restated to reflect the separate disclosure of corporate costs.

Specialty Chemicals sales of $25.1 million in the third quarter, 2000 were lower than in the previous two quarters due to the cyclical nature of certain sectors of the market and to lower sales prices in the detergent additive business. Third quarter 2000 sales were down by 13% compared with the same period last year but gross profit improved to 30.6% of sales compared with 30.1% last year. Sales for the nine months ended September 30, 2000 were 1% above 1999 levels. Gross profit as a percentage of sales increased from 28.9% to 30.1% and operating income from 7.3% to 9.0%, reflecting year on year progress in the Specialty Chemicals business.

TEL sales volumes for the nine months ended September 30, 2000 were 24% below 1999 levels, reflecting the expected decline in the market. Gross profit was 43.9% of sales compared with 40.8% in 1999. This reflects the significant effect of cost reduction initiatives, offset by a charge of $5 million in the third quarter, 2000 for the costs of further planned workforce reductions agreed with the trade unions.

Operating expenses for the nine months ended September 30, 2000 were $81.2 million compared to $70.8 million in 1999. This reflects amortization charges, which increased by $12.3 million, mainly due to the amortization in 2000 of goodwill and other intangibles arising on the OBOAdler acquisition in November 1999.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash generated by operating activities in the third quarter, 2000 was $13.5 million, mainly due to an improvement in receivables. There were 74 days sales outstanding in receivables at September 30, 2000 compared with 83 days at June 30, 2000. The cumulative operating cash generation of $116.0 million includes a $38.6 million prepayment received from Ethyl in the second quarter in relation to the OBOAdler marketing agreements.

In the third quarter, 2000 $25 million of debt was repaid. This was the final instalment in respect of the $280 million bank debt incurred when the Company was spun off from Great Lakes Chemical Corporation (NYSE:GLK) in May 1998, the repayment being completed 15 months ahead of schedule.

The Company's stock buy back program has continued, with the $1 million expenditure in the third quarter taking the cumulative buy back for the nine month period to $12.3 million. Under the 2000 buy back program the Company is authorised to spend a further $10.6 million this year.

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



Date:     November 9, 2000                       By  /s/ Dennis J Kerrison
                                                         -----------------
                                                 Dennis J Kerrison
                                                 President and
                                                 Chief Executive Officer

Date      November 9, 2000                       By  /s/ Alan G Jarvis
                                                         -------------
                                                 Alan G Jarvis
                                                 Chief Financial Officer



                                 EXHIBIT INDEX

Exhibit   Description                                  Page No.
-------   -----------                                  --------

27        Consolidated Financial Data Schedule            12