Form 10-K
period 2000-12-31
OCTEL CORP
filed 2001-03-26
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
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

                                                              ------
Securities registered pursuant to Section 12 (g)  of the Act:  None
                                                              ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.

                                  Yes     X
                                      ---------
                                  No  _________


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [  ]
                                    ----------

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $156,281,982

As of February 28, 2001, 11,857,510 shares of the registrant's stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Stockholders are incorporated by reference into Parts I, II, III and IV. Certain portions of Octel Corp.'s proxy statement to be mailed to stockholders on or about March 26, 2001 for the annual meeting of Stockholders to be held on May 8, 2001 are incorporated in Part III hereof by reference.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 19 of the 2000 Annual Report to Stockholders (the "Report") are incorporated herein by reference.

Segmental Information

The Company presently has one dominant industry segment, petroleum additives.
Note 2 on the Financial Statements included in the Report (the "Financial Statements") on pages 29 and 30 of the Report, is incorporated herein by reference.

Description of the Business

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 through 19 of the Report, is incorporated herein by reference.

Overview
--------

The Company is an international chemical company specialising in the manufacture, distribution and marketing of fuel additives and specialty chemicals. The Company is organised into two business units for reporting purposes - TEL and Specialty Chemicals.


TEL
---

TEL, the most significant of the Company's products, accounted for approximately 71% of the Company's 2000 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid, reducing engine wear.

Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries, and management believes that volumes will continue to fall by some 15% per annum.

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

Specialty Chemicals
-------------------

The Specialty Chemicals Business Unit comprises two developing business areas - Petroleum Specialties and Performance Chemicals.


The Petroleum Specialties business develops, produces and markets a range of specialty products used as fuel additives built on the TEL operations. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Services unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. Collaborative ventures with Hi-Mar, joint ventures such as Valvemaster(R) Limited and Octel Starreon LLC, and acquisitions such as Octel Deutschland GmbH are part of an ongoing program of growth through mergers and acquisitions.

The Performance Chemicals focus going forward is to develop high performance and particularly environmentally friendly products from its technology base. The major current line is the Octaquest(R) family, developed for the detergent market but now addressing new markets in personal care, paper and photographics.

Raw Materials
-------------

Raw material purchases account for a substantial portion of the Company's manufacturing costs. The major purchases are lead, sodium, ethyl chloride and dibromoethane. These materials are available readily from more than one source, and the Company uses long term contracts to enhance the security of supply and manage the risk of price escalation.


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

Customers
---------

TEL sales are made principally to the retail refinery market which comprises independent, state or major oil company-owned refineries located throughout the world. Within this market, refineries owned by British Petroleum, Mobil Oil and Texaco Oil are entitled to profit participation payments, based on their ongoing purchases from the Company, by virtue of their former partnership interest in Octel Associates, an Octel Corp. subsidiary. Selling prices to major customers are negotiated under long-term supply agreements, with varying prices and terms of payment.


The customers of the Specialty Chemicals business are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies which had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

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

Ethyl Agreements
----------------

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

Effective January 1, 2000, OBOAdler entered into sales and marketing agreements with Ethyl similar to those in place with Associated Octel.

Octel supplies Ethyl on a wholesale basis with TEL for resale to customers in the United States and European union under two separate long term supply agreements at prices adjusted annually through agreed formulas.

Technology
----------

The Company's research and development facilities are located at Ellesmere Port, UK, while its advanced fuel testing facility to support the TEL and Petroleum Specialties businesses is located at Bletchley, UK. The Company's research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $3.1 million, $3.9 million and $3.1 million in 2000, 1999 and 1998, respectively. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest(R) has enabled the Company to enter into a new market in the performance chemicals area.


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


Human Resources
---------------

The Company's workforce at December 31, 2000 consisted of 860 employees, of which 552 were in the UK. Approximately 60% of the Company's employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.

The Company has in place an employee communication program to help its employees understand the business issues surrounding the Company, the TEL business and the corporate downsizing program that has been implemented to respond to declining TEL demand. Regular briefings are conducted by line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions which the Company recognizes for negotiating and consultative purposes.

Management believes that the communication program has been highly successful and has contributed to achieving a significant reduction in the Company's UK workforce in recent years. The Company has implemented an extensive retraining program which will enable further improvements in the productivity and flexibility of the Company's UK workforce.

Item 2   Properties

A summary of the Company's principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:-

Location                    Principal Operations
--------                    --------------------

Newark, Delaware, US/(1)/   Octel Corp. Headquarters; Petroleum Specialties
                            regional office
Manchester, (UK)/(1)/       Octel Corp. European Headquarters
Ellesmere Port, UK          Associated Octel Headquarters; Business Team;
                            Manufacturing; Research & Development;
                            Administration
Bletchley, UK               Fuel Technology Center
Herne, Germany/(1)/         Octel Deutschland GmbH; Manufacturing and
                            Administration
Doberitz, Germany           Novoktan GmbH; Manufacturing and Administration

/(1)/  Leased property

The group's TEL manufacturing sites are at Ellesmere Port and Novoktan. Ellesmere Port's TEL manufacturing capacity is currently 30,000 metric tons (mt) per annum, and that of Novoktan is 9,600 mt per annum. Actual annual operating levels are under review as part of management's response to the decline in TEL markets. There is also a chlorine plant (46,000 mt per annum) at Ellesmere Port which is owned by the Company but operated on behalf of a third party.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II
-------

Item 5    Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common stock is listed on the New York Stock Exchange. As of February 28, 2001 there were approximately 2,107 registered holders of the common stock.

Quarterly stock prices on page 40 of the Report are incorporated herein by reference.

The borrowings entered into by the Company in relation to the spin-off from GLCC and the acquisition of OBOAdler restrict the Company's ability to pay dividends or buy back stock to a maximum of $15 million per annum in aggregate.

Item 6  Selected Financial Data

The Financial Highlights on page 11 of the Report and the Quarterly Summary on page 40 of the Report are incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Results of Operation and Financial Condition

The discussion on pages 14 through 19 of the Report is incorporated herein by reference.

Item 7a   Quantitative and Qualitative Disclosure About Market Risk

Information relating to the Company's exposure to market risk on page 39 of the Report is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data

The consolidated financial statements, together with the report of PricewaterhouseCoopers dated February 8, 2001 and quarterly financial information, which are on pages 14 through 40 of the Report, are incorporated herein by reference. The Financial Highlights on page 11 of the Report are also incorporated herein by reference.

Item 9 Changes In and Disagreement with Accountants on Accounting and Financial Disclosures

Until May 22, 1998 the Company was a subsidiary of GLCC. Accordingly the Combined Financial Statements for the period ended December 31, 1997 were audited by Ernst & Young LLP, auditors of GLCC. The Company's management sought independent advice from PricewaterhouseCoopers on certain aspects of the spin-off from Great Lakes. Following the consummation of the spin-off and the creation of Octel as a group independent of GLCC, the Board of Directors believed that it was appropriate to appoint PricewaterhouseCoopers as the auditors of Octel Corp., and all its UK and US subsidiaries. PricewaterhouseCoopers were duly appointed on August 11, 1998. Ernst & Young were never appointed as auditors of Octel Corp., so their resignation was not required.

PART III
--------

Item 10  Directors and Executive Officers of the Registrant

Information under the heading "Management" set out in the proxy statement relating to the 2001 Annual Meeting of Stockholders dated May 8, 2001 ("The Proxy Statement") is incorporated herein by reference.

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

There were no transactions which require disclosure.

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

         The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers dated February 8, 2001 appearing on pages 14 through 40 of the 2000 Annual Report to Stockholders, are incorporated by reference in Item 8.

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

        10.6  Ethyl Corporation Market and Sales Agreement. (4)
        10.7  Octel Corp. Non Employee Directors Stock Option Plan. (4)
        10.8 Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)
        10.9 Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)
        10.10 Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)
        10.11 Octel Corp. Time Restricted Stock Option Plan. (3)
        10.12 Octel Corp. Performance Related Stock Option Plan. (3)
        10.13 Associated Octel Savings-Related Stock Option Plan. (3)
        10.14 Form of Octel Corp. Approved Company Share Option Plan. (8)
        10.15 Form of Octel Corp. Profit Sharing Share Scheme. (8)
        10.16 Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)
        10.17 Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)
        10.18 Consultancy Agreement between Octel Corp. and Robert E Bew. (9)
        10.19 Employment offer letter from the The Associated Octel Company Limited to Ian A Watling.
        10.20 Employment offer letter from The Associated Octel Company Limited to Philip J Boon.
        12.1  Statement Regarding Computation of Financial Ratios.
        13.1  2000 Annual Report of Octel Corp.
        13.2 Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)
        21.1  Subsidiaries of the Registrant.
        24.1  Powers of Attorney of Directors and Officers of the Registrant
              (4).
        27.1  Consolidated Financial Data Schedule.
        99.1 Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended (7).

              (1) Incorporated by reference to the Company's amendment dated April 21, 1998, to a previously filed Form 10-/A.
              (2) Incorporated by reference to the Company's Form 10-/A previously filed on April 10, 1998.
              (3) Incorporated by reference to the Company's amendment dated May 4, 1998 to a previously filed form 10-/A.
              (4) Incorporated by reference to the Company's form S-4 previously filed on October 1, 1998.
              (5)  Filed with the Company's form 10Q on November 10, 1998.
              (6)  Filed with the Company's form 8-K on November 12, 1999.
              (7)  Filed with the Company's form 8-K/A on January 20, 2000.
              (8)  Filed with the Company's form 10-K on March 26, 1999.
              (9)  Filed with the Company's form 10-K on March 27, 2000.

(b)    Reports on Form 8-K

       A Form 8-K was filed on November 12, 1999 announcing the November 9, 1999 acquisition of OBOAdler Company Limited. A Form 8-K/A was filed on January 29, 2000 which provided audited financial statements and proforma financial statements related to the acquired business and the combined company respectively.

       On July 21, 2000 a Form 8-K was filed announcing an amendment of the Company's Rights Plan, raising the threshold of its acquiring person provision from 15% to 22%.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     OCTEL CORP.                 By:     /s/ Dennis J Kerrison
     (Registrant)                        DENNIS J KERRISON
     Date:                               President, Chief Executive Officer and
     March 20, 2001                      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


     March 20, 2001                     /s/ Alan G Jarvis
                                        ----------------------------------------
                                        Alan G Jarvis, Vice President and
                                        Chief Financial Officer

     March 20, 2001                     /s/ Robert E Bew
                                        ----------------------------------------
                                        Dr Robert E Bew, Chairman and Director

     March 20, 2001                     /s/ Dennis J Kerrison
                                        ----------------------------------------
                                        Dennis J Kerrison, President,
                                        Chief Executive Officer and Director

     March 20, 2001                     /s/ Martin M Hale
                                        ----------------------------------------
                                        Martin M Hale, Director

     March 20, 2001                     /s/ Thomas M Fulton
                                        ----------------------------------------
                                        Thomas M Fulton, Director

     March 20, 2001                     /s/ James Puckridge
                                        ----------------------------------------
                                        James Puckridge, Director

     March 20, 2001                     /s/ Benito Fiore
                                        ----------------------------------------
                                        Dr Benito Fiore, Director

     March 20, 2001                     /s/ Charles M Hale
                                        ----------------------------------------
                                        Charles M Hale, Director

     March 20, 2001                     /s/ H Alan Hanslip
                                        ----------------------------------------
                                        H Alan Hanslip, Vice President,
                                        Human Resources

     March 20, 2001                     /s/ Geoffrey J Hignett
                                        ----------------------------------------
                                        Dr Geoffrey J Hignett, Director of
                                        Corporate Development

     March 20, 2001                     /s/ John P Tayler
                                        ----------------------------------------
                                        Corporate Secretary and General Counsel

     March 20, 2001                     /s/ Philip J Boon
                                        ---------------------------------
                                        Philip J Boon, Business Director,
                                        Petroleum Specialties

     March 20, 2001                     /s/ Ian A Watling
                                        ---------------------------------
                                        Ian A Watling, Business Director,
                                        Performance Chemicals