Form 10-Q
period 2001-03-31
OCTEL CORP
filed 2001-05-14
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended March 31, 2001
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

                                            Yes     X
                                                 -------
                                            No   _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class                                         Outstanding as of  April 30, 2001
Common Stock, par value $0.01                                        11,847,510

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                       March 31    December 31
                                                         2001          2000
                                                      (Unaudited)
                                                      ----------   ----------
                                                       (millions of dollars)
Assets
Current assets
          Cash and cash equivalents                   $     66.0    $     37.7
          Accounts receivable, less allowance               75.0          92.2
            of  $3.6 (2000 - $3.6)
          Inventories
            Finished products                               27.0          37.9
            Raw materials and work in progress              19.7          17.6
                                                      ----------    ----------
            Total inventories                               46.7          55.5

          Prepaid expenses                                   1.7           3.1
                                                      ----------    ----------
Total current assets                                       189.4         188.5

Property, plant and equipment                              108.6         112.4
          Less accumulated depreciation                     29.5          29.0
                                                      ----------    ----------
          Net property, plant and equipment                 79.1          83.4

Goodwill                                                   318.7         329.2
Intangible asset                                             8.0          11.0
Deferred finance costs                                       7.4           8.4
Prepaid pension cost                                        74.5          76.5
Other assets                                                 4.4           3.8
                                                      ----------    ----------
                                                      $    681.5    $    700.8
                                                      ==========    ==========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                         ----------------------------
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------

                                                     March 31      December 31
                                                       2001            2000
                                                    (Unaudited)
                                                    ----------      ----------
                                                       (millions of dollars)

Liabilities and Stockholders' Equity

Current liabilities
          Accounts payable                          $     61.9      $     63.9
          Accrued expenses                                14.9            15.8
          Accrued income taxes                             9.4             8.5
          Current portion of deferred income              10.3            13.1
          Current portion of long-term debt               30.0            30.0
                                                    ----------      ----------
Total current liabilities                                126.5           131.3

Plant closure provisions (note 5)                         32.5            35.6
Deferred income taxes                                     40.5            40.9
Deferred income                                           14.0            12.4
Long-term debt                                           180.0           180.0
Other liabilities                                            -             0.5
Minority interest                                          5.2             4.5

Stockholders' equity

          Common stock, $0.01 par value (note 2)           0.1             0.1
          Additional paid-in capital                     276.1           276.1
          Treasury stock (note 2)                        (33.2)          (32.5)
          Retained earnings                              102.3           100.8
          Accumulated other comprehensive income         (62.5)          (48.9)
                                                    ----------      ----------
Total stockholders' equity                               282.8           295.6
                                                    ----------      ----------
                                                    $    681.5      $    700.8
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

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                               Three Months Ended
                                                                     March 31
                                                          ---------------------------------
                                                               2001               2000
                                                               ----               ----
                                                           (millions of dollars except per
                                                           -------------------------------
                                                                        share)
                                                                        ------
Net sales                                                 $        87.2      $        91.0
Cost of goods sold                                                 51.6               54.7
                                                          -------------      -------------
Gross profit                                                       35.6               36.3
Operating expenses
      Selling, general and admin.                                  11.3               11.2
      Research and development                                      1.0                0.9
Amortization of intangible assets                                  14.4               15.8
                                                          -------------      -------------
                                                                   26.7               27.9
                                                          -------------      -------------
Operating income                                                    8.9                8.4

Interest expense                                                    4.9                9.1
Other expenses/(income)                                             0.7               (3.5)
Interest income                                                    (0.7)              (3.2)
                                                          -------------      -------------
Income before income taxes and
      minority interest                                             4.0                6.0
Minority interest                                                   0.7                0.6
                                                          -------------      -------------

Income before income taxes                                          3.3                5.4

Income taxes (note 3)                                               1.8                2.2
                                                          -------------      -------------

Net income                                                $         1.5      $         3.2
                                                          =============      =============

Earnings per share:
Basic                                                     $        0.12     $         0.24
                                                          -------------      -------------
Diluted                                                   $        0.12     $         0.24
                                                          -------------      -------------

Weighted average shares
      outstanding (in thousands)
Basic (note 2)                                                   11,872             13,427
                                                          -------------     --------------
Diluted (note 2)                                                 12,461             13,678
                                                          -------------      -------------

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                               ----------------------------------------
                                                                                   2001                        2000
                                                                                   ----                        ----
                                                                                         (millions of dollars)
Cash Flows from Operating Activities

Net income                                                                      $        1.5                $       3.2

Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                      18.6                       20.6
     Deferred income taxes                                                              (0.3)                       0.6
     Other                                                                               -                         (0.2)
     Changes in operating assets and liabilities:
          Accounts receivable and prepaid expenses                                      19.0                       43.1
          Inventories                                                                    8.4                       (4.2)
          Accounts payable and accrued expenses                                         (4.2)                     (15.2)
          Income taxes and other current liabilities                                     2.0                       (3.7)
     Other non-current assets and liabilities                                           (4.2)                      (5.4)
                                                                                ------------                -----------
Net cash provided by operating activities                                               40.8                       38.8

Cash Flows from Investing Activities

Capital expenditures                                                                    (2.7)                      (1.7)
Business combinations, net of cash acquired                                             (7.1)                         -
Other                                                                                   (0.6)                      (0.8)
                                                                                ------------                -----------
Net cash used in investing activities                                                  (10.4)                      (2.5)

Cash Flows from Financing Activities

Repayment of long-term borrowings                                                          -                      (25.0)
Repurchase of common stock                                                              (0.6)                      (0.9)
Minority interest                                                                        0.8                       (0.3)
                                                                                ------------                -----------
Net cash used in financing activities                                                    0.2                      (26.2)
Effect of exchange rate changes on cash                                                 (2.3)                      (4.3)
                                                                                ------------                -----------
Net change in cash and cash equivalents                                                 28.3                        5.8
Cash and cash equivalents at beginning of period                                        37.7                       37.2
                                                                                ------------                -----------
Cash and cash equivalents at end of period                                      $       66.0                $      43.0
                                                                                ============                ===========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                                   (Unaudited)

(millions of dollars)

                                                             Additional                                          Total
                                                             ----------                                          -----
                            Common             Treasury        Paid-In          Retained                     Comprehensive
                            ------             --------        -------          --------                     ------------
                             Stock               Stock         Capital          Earnings         CTA*            Income
                             -----               -----         -------          --------         ----            ------
Balance at
January 1, 2001            $     0.1          $  (32.5)        $  276.1         $  100.8       $  (48.9)         $     51.9
Net Income                         -                 -                -              1.5              -                 1.5
Net CTA* change                    -                 -                -                -          (13.6)              (13.6)
Share issue                        -                 -                -                -              -                   -
Share buy-back                     -              (0.7)               -                -              -                   -
                           ---------          --------         --------         --------       --------          ----------
Balance at
March 31, 2001             $     0.1          $  (33.2)        $  276.1         $  102.3       $  (62.5)         $     39.8
                           ---------          --------         --------         --------       --------          ----------

*  Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLDATED FINANCIAL STATEMENTS
              ---------------------------------------------------

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed on March 26, 2001.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At March 31, 2001, the Company had authorised common stock of 40 million shares (December 31, 2000 - 40 million). Issued shares at March 31, 2001, were 14,777,250 (December 31, 2000 - 14,777,250) and treasury stock amounted to 2,919,740 (December 31, 2000 - 2,870,240).

Movements in stock options in the first quarter, 2001 were as follows:-

                                                 No.
                                                 ---
Outstanding at December 31, 2000              1,476,204
Lapsed                                         (102,421)
Granted - at zero cost                           51,335
          at $13.11                             145,348
                                             ----------
Outstanding at March 31, 2001                 1,570,466
                                             ----------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:-

                                                 Three Months Ended
                                                      March 31
                                                    2001    2000
                                                    ----    ----
            Statutory US Federal tax rate           35.0%    35.0%
            Increase (decrease) resulting from:
              Foreign tax rate differential        (29.7%)  (10.7%)
              Amortization of goodwill              50.6%    25.9%
              Other                                   --     (9.8%)
                                                  ------   ------
                                                    55.9%    40.4%
                                                  ======   ======

NOTE 4 - ACQUISITIONS

On March 5, 2001 the Company acquired the Gamlen group of companies from the MacDermid Group. The Gamlen group is headquartered in Vernon, France with operations in Spain and Italy. The group manufactures and sells fuel additives and industrial cleaning products and has an annual turnover of $12 million. The business will become part of the Company's Petroleum Specialties business.

On April 9, 2001 the Company acquired the remaining 80% of Hi-Mar Specialties Inc., a US company based in Atlanta and Milwaukee. The initial 20% was acquired in December 1999. The business was purchased from the private owner. Hi-Mar Specialties has a turnover of $8 million and will form the base for the Company's Performance Chemical business in the US.

NOTE 5 - PLANT CLOSURE PROVISIONS

                (millions of dollars)                  2001           2000
                                                       ----           ----
                Balance at January 1                  $35.6          $55.6
                Exchange effect                        (0.6)          (0.9)
                Charge for the period                     -           (0.7)
                Expenditure                            (2.5)          (3.1)
                                                   --------       --------
                Balance at March 31                   $32.5          $50.9
                                                   ========       ========

Expenditure of $1.1 million in the first three months of 2001 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $1.4 million related to environmental remediation activities.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001 and the adoption did not have any material impact on the Company's financial position, results of operations or liquidity.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2001
          -------------------------------------------------------------

Some of the information presented in the following discussions constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for the Company's products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

RECENT DEVELOPMENTS
-------------------

On March 5, 2001 the Company acquired the Gamlen group of companies from the MacDermid Group. The Gamlen group is headquartered in Vernon, France with operations in Spain and Italy. The group manufactures and sells fuel additives and industrial cleaning products and has an annual turnover of $12 million. The business will become part of the Company's Petroleum Specialties business.

On April 9, 2001 the Company acquired the remaining 80% of Hi-Mar Specialties Inc., a US company based in Atlanta and Milwaukee. The initial 20% was acquired in December 1999. The business was purchased from the private owner. Hi-Mar Specialties has a turnover of $8 million and will form the base for the Company's Performance Chemical business in the US.

On April 15, 2001, the Company entered into a non-binding agreement with representatives of The Sintez Joint Stock Company, based in Russia, to negotiate a marketing, supply and service agreement. Both companies acknowledged the rapid decline in the market for TEL and the need to ensure safe and effective supply and distribution of the TEL product.

Subject to the successful conclusion of ongoing negotiations, the Company, through its wholly-owned Swiss subsidiary, NOOFOT GmbH, expects to enter into a long-term marketing, supply and service agreement with Veritel Chemicals BV for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and the Russian Federation. Veritel has an exclusive contract as a distributor of TEL manufactured by Sintez in Russia. In addition to an agreed purchase price for TEL, NOOFOT would pay a quarterly marketing fee to Veritel amounting to $90 million over the period of the proposed ten year agreement. NOOFOT may be obligated to make certain payments, subject to certain reductions, to Veritel in the event that Veritel's source of supply of TEL becomes permanently interrupted. Further, it is proposed that Veritel would perform certain services for and on behalf of NOOFOT and would act as a distribution agent for the Company. Depending upon cost, performance and flexibility one or both companies would provide other services and support under the proposed agreement. There can be no guarantee that the Company will be able to effect an agreement with Veritel on the above proposed terms or on any other acceptable terms or at all.

RESULTS OF OPERATIONS
---------------------

Operating income for the first quarter of 2001 and 2000 may be analyzed as follows:-

(millions of dollars)
                                                First Quarter

                                           2001              2000

Net Sales
  TEL                                  $        57.8    $        58.1
  Specialty Chemicals                           29.4             32.9
                                       -------------    -------------
  Total                                $        87.2    $        91.0
                                       -------------    -------------

Gross Profit

  TEL                                  $        27.0    $        26.4
  Specialty Chemicals                            8.6              9.9
                                       -------------    -------------
  Total                                $        35.6    $        36.3
                                       -------------    -------------

Operating Income
  TEL                                  $        10.9    $         7.4
  Specialty Chemicals                            1.4              3.8
  Corporate Costs                               (3.4)            (2.8)
                                       -------------    -------------
  Total                                $         8.9    $         8.4
                                       -------------    -------------

For the quarter ending 31 March, 2001, TEL revenues were constant at $57.8 million compared to $58.1 million for quarter one, 2000. Sales volumes were below prior year levels but gross profit percentage for the quarter was 46.7% compared to 45.4% in the first quarter of the previous year, resulting from price increases and proactive cost management. Operating income for the TEL business was $10.9 million for the quarter against $7.4 million in the same period in 2000.

Specialty Chemicals sales for the three months ending March 31, 2001 were $29.4 million, a reduction of 10.6% compared to the three months ended March 31, 2000. This had been anticipated and was due to the decision to exit some low margin business and a price reduction to secure a long term contract in the detergent additive business in the second half of 2000.

Amortization costs were $14.4 million compared with $15.8 million in quarter one, 2000 because goodwill relating to the Italian TEL business became fully amortized at December 31, 2000. The reduction in interest expense from $9.1 million to $4.9 million reflects the repayment of $103.3 million of borrowings during fiscal 2000.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash inflow from operating activities in the three months ended March 31, 2001 was $40.8 million compared to $38.8 million for the same period in 2000. EBITDA fell from $32.5 million to $26.8 million but improvements in working capital management released $25.2 million in the first quarter of 2001 against $20.0 million in the first quarter of 2000.

$7.1 million was spent in the first quarter on acquisitions. As a result of repaying the bank loan during the last financial year, no bank debt repayments were required against $25.0 million in the first quarter, 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There has been no material change in the Company's exposure to market risk as described in the Form 10-K filed on March 26, 2001.

PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits

     27  Consolidated Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date:  May 14, 2001                            By /s/ Dennis J Kerrison
                                                  ---------------------
                                               Dennis J Kerrison
                                               President and
                                               Chief Executive Officer

Date:  May 14, 2001                            By /s/ Alan G Jarvis
                                                  -----------------
                                               Alan G Jarvis
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit           Description                                  Page No.
---------         -----------                                  --------

27                Consolidated Financial Data Schedule            11