Form 10-Q
period 2001-06-30
OCTEL CORP
filed 2001-08-10
CIK 1054905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 2001
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

                               Yes     X
                                    -------
                               No
                                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class                                          Outstanding as of July 31, 2001
Common Stock, par value $0.01                                       11,758,811

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                          OCTEL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                      June 30       December 31
                                                       2001            2000
                                                    (Unaudited)
                                                   -------------    ------------
                                                        (millions of dollars)
Assets

Current assets
          Cash and cash equivalents                  $     31.1     $    37.7
          Accounts receivable, less allowance              82.5          92.2
            of  $3.6 (2000 - $3.6)

          Inventories
            Finished products                              25.4          37.9
            Raw materials and work in progress             24.9          17.6
                                                      -----------    -----------
            Total inventories                              50.3          55.5


          Prepaid expenses                                  5.5           3.1
                                                      -----------    -----------

Total current assets                                      169.4         188.5

Property, plant and equipment                             100.3         112.4
          Less accumulated depreciation                    21.0          29.0
                                                      -----------    -----------
          Net property, plant and equipment                79.3          83.4

Goodwill                                                  336.6         329.2
Intangible asset                                            5.6          11.0
Deferred finance costs                                      6.6           8.4
Prepaid pension cost                                       75.4          76.5
Other assets                                                7.4           3.8
                                                      -----------    -----------
                                                     $    680.3     $   700.8
                                                      ===========    ===========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                         ----------------------------
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------



                                                      June 30       December 31
                                                       2001            2000
                                                    (Unaudited)
                                                   -------------    ------------
                                                        (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
          Accounts payable                           $     58.3     $    63.9
          Accrued expenses                                 20.4          15.8
          Accrued income taxes                             14.2           8.5
          Current portion of deferred income                7.6          13.1
          Current portion of long-term debt                39.1          30.0
                                                      ----------     -----------


Total current liabilities                                 139.6         131.3

Plant closure provisions (note 5)                          33.4          35.6
Deferred income taxes                                      40.5          40.9
Deferred income                                            13.3          12.4
Long-term debt                                            167.3         180.0
Other liabilities                                           -             0.5
Minority interest                                           5.4           4.5

Stockholders' equity
          Common stock, $0.01 par value (note 2)            0.1           0.1
          Additional paid-in capital                      276.1         276.1
          Treasury stock (note 2)                         (35.2)        (32.5)
          Retained earnings                               110.4         100.8
          Accumulated other comprehensive                 (70.6)        (48.9)
          income
                                                      ----------     -----------

Total stockholders' equity                                280.8         295.6

                                                      ----------     -----------
                                                     $    680.3     $   700.8
                                                      ==========     ===========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                            June 30                    June 30
                                                  ------------------------     -------------------------
                                                      2001         2000           2001           2000
                                                      ----         ----           ----           ----
                                                         (millions of dollars except per share)
                                                         --------------------------------------
Net sales                                         $   117.5     $   107.4      $   204.6      $   198.4
Cost of goods sold                                     64.5          63.4          116.0          118.1
                                                  ----------    ----------     ----------     ----------
Gross profit                                           53.0          44.0           88.6           80.3
Operating expenses
      Selling, general and admin.                      13.8          11.5           25.3           22.7
      Research and development                          1.2           0.8            2.1            1.7
Amortization of intangible assets                      14.7          15.6           29.1           31.4
                                                  ----------    ----------     ----------     ----------
                                                       29.7          27.9           56.5           55.8
                                                  ----------    ----------     ----------     ----------
Operating income                                       23.3          16.1           32.1           24.5

Interest expense                                        5.0           5.7           10.0           12.9
Other expenses/(income)                                (0.1)          1.0            0.6           (2.5)
Interest income                                        (0.8)         (0.6)          (1.6)          (1.9)
                                                  ----------    ----------     ----------     ----------
Income before income taxes and
      minority interest                                19.2          10.0           23.1           16.0
Minority interest                                       0.8           0.6            1.4            1.2
                                                  ----------    ----------     ----------     ----------

Income before income taxes                             18.4           9.4           21.7           14.8

Income taxes (note 3)                                  10.2           5.2           12.1            7.4
                                                  ----------    ----------     ----------     ----------

Net income                                        $     8.2     $     4.2      $     9.6      $     7.4
                                                  ==========    ==========     ==========     ==========

Earnings per share:
Basic                                             $    0.69     $    0.32      $    0.82      $    0.56
                                                  ----------    ----------     ----------     ----------
Diluted                                           $    0.65     $    0.32      $    0.77      $    0.55
                                                  ----------    ----------     ----------     ----------
Weighted average shares
      outstanding (in thousands)
Basic (note 2)                                       11,809        12,857         11,688         13,141
                                                  ----------    ----------     ----------     ----------
Diluted (note 2)                                     12,525        13,312         12,491         13,494
                                                  ----------    ----------     ----------     ----------


The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30
                                                                            ---------------------------
                                                                              2001               2000
                                                                              ----               ----
                                                                                 (millions of dollars)
Cash Flows from Operating Activities

Net income                                                                  $    9.6          $    7.4

Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization                                              37.8              40.9
     Deferred income taxes                                                      (0.4)              2.7
     Other                                                                       -                 2.1
     Changes in operating assets and liabilities:
          Accounts receivable and prepaid expenses                              11.9              42.5
          Inventories                                                            7.5              (8.1)
          Accounts payable and accrued expenses                                (10.4)            (15.5)
          Deferred income                                                        -                38.6
          Income taxes and other current liabilities                             6.8             (10.0)
     Other non-current assets and liabilities                                   (2.6)              1.9
                                                                             ---------         ---------
Net cash provided by operating activities                                       60.2             102.5

Cash Flows from Investing Activities

Capital expenditures                                                            (3.3)             (4.1)
Business combinations, net of cash acquired                                    (48.2)              -
Other                                                                            -                (1.4)
                                                                             ---------         ---------
Net cash used in investing activities                                          (51.5)             (5.5)

Cash Flows from Financing Activities

Short-term borrowings                                                            9.0               -
Repayment of long-term borrowings                                              (15.0)            (58.3)
Repurchase of common stock                                                      (2.7)            (11.3)
Minority interest                                                                0.1               -
                                                                             ---------         ---------
Net cash used in financing activities                                           (8.6)            (69.6)
Effect of exchange rate changes on cash                                         (6.7)             (7.6)
                                                                             ---------         ---------
Net change in cash and cash equivalents                                         (6.6)             19.8
Cash and cash equivalents at beginning of period                                37.7              37.2
                                                                             ---------         ---------
Cash and cash equivalents at end of period                                  $   31.1          $   57.0
                                                                             =========         =========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

(millions of dollars)

                                                             Additional                                       Total
                                                             ----------                                       -----
                                Common        Treasury        Paid-In        Retained          CTA*       Comprehensive
                                ------        --------        -------        --------          ----       -------------
                                 Stock         Stock          Capital        Earnings                        Income
                                 -----         -----          -------        --------                        ------
Balance at
January 1, 2001                   $0.1         $(32.5)         $276.1         $100.8       $(48.9)            $51.9
Net Income                         -              -               -              9.6          -                 9.6
Net CTA* change                    -              -               -              -          (21.7)            (21.7)
Share buy-back                     -             (2.7)            -              -            -                 -
                              -----------    -----------     -----------    -----------    ---------     --------------
Balance at
June 30, 2001                     $0.1         $(35.2)         $276.1         $110.4       $(70.6)            $39.8

                              -----------    -----------     -----------    -----------    ---------     --------------

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

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At June 30, 2001, the Company had authorized common stock of 40 million shares (December 31, 2000 - 40 million). Issued shares at June 30, 2001, were 14,777,250 (December 31, 2000 - 14,777,250) and treasury stock amounted to 3,038,506 (December 31, 2000 - 2,870,240).

Movements in stock options in the second quarter, 2001 were as follows:-

                                                     No.
                                                     ---
Outstanding at March 31, 2001                    1,570,466
Lapsed                                             (60,588)
Exercised                                          (19,171)
Granted - at zero cost                              31,721
          at $12.42                                  4,331
                                               ------------
Outstanding at June 30, 2001                     1,526,759
                                               ------------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:-

                                                        Six Months Ended
                                                             June 30
                                                       2001            2000
                                                       ----            ----
Statutory US Federal tax rate                          35.0%          35.0%
Increase (decrease) resulting from:
  Foreign tax rate differential                       (29.7%)        (36.0%)
  Amortization of goodwill                             50.6%          49.9%
  Other                                                 -              1.1%
                                                   -----------    -----------
                                                       55.9%          50.0%
                                                   ===========    ===========
NOTE 4 - ACQUISITIONS

On June 7, 2001 the Company acquired CP Manufacturing BV and CP 3500 International Limited. The CP group, which is headquartered in Holland and manufactures and sells fuel additives for the treatment of heavy oils, has an annual turnover of $4 million.

On June 19, 2001 the Company acquired the Bycosin AB Group which is headquartered in Sweden. The Bycosin Group is a supplier of heavy fuel oil additives and has an annual turnover of $14 million.

Both acquisitions will form part of the Company's Specialty Chemicals business unit and are expected to have synergies with Octel Gamlen, acquired in Quarter 1, 2001, and Octel Deutschland.

A majority stake was taken in Manhoko Limited on May 14, 2001. Manhoko Limited is a supplier of personal care products in Asia Pacific with an annual turnover of $8 million.

On April 9, 2001 the Company acquired the remaining 80% of Hi-Mar Specialties Inc., a US company based in Atlanta and Milwaukee. The initial 20% was acquired in December 1999. The business was purchased from the private owner. Hi-Mar Specialties has an annual turnover of $8 million and will form the base for the Company's Performance Chemicals business in the US.

NOTE 5 - PLANT CLOSURE PROVISIONS

(millions of dollars)                                  2001           2000
                                                       ----           ----
Balance at January 1                                  $35.6          $55.6
Exchange effect                                        (0.6)          (2.2)
Charge/(release) for the period                         3.1           (2.5)
Expenditure                                            (4.7)         (12.6)
                                                   -----------    ------------
Balance at June 30                                    $33.4          $38.3
                                                   ===========    ============

Expenditure of $2.2 million in the first six months of 2001 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $2.5 million related to environmental remediation activities.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company has not completed an evaluation of the impact of this new standard.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. The Company has not completed an evaluation of the impact of this new standard.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION FOR THE SIX MONTHS ENDED JUNE 30, 2001
          ----------------------------------------------------------

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

RECENT DEVELOPMENTS
-------------------

On June 7, 2001 the Company acquired CP Manufacturing BV and CP 3500 International Limited. The CP group, which is headquartered in Holland and manufactures and sells fuel additives for the treatment of heavy oils, has an annual turnover of $4 million.

On June 19, 2001 the Company acquired the Bycosin AB Group which is headquartered in Sweden. The Bycosin Group is a supplier of heavy fuel oil additives and has an annual turnover of $14 million.

Both acquisitions will form part of the Company's Specialty Chemicals business unit and are expected to have synergies with Octel Gamlen, acquired in Quarter 1, 2001, and Octel Deutschland.

A majority stake was taken in Manhoko Limited on May 14, 2001. Manhoko Limited is a supplier of personal care products in Asia Pacific with an annual turnover of $8 million.

On April 9, 2001 the Company acquired the remaining 80% of Hi-Mar Specialties Inc., a US company based in Atlanta and Milwaukee. The initial 20% was acquired in December 1999. The business was purchased from the private owner. Hi-Mar Specialties has an annual turnover of $8 million and will form the base for the Company's Performance Chemicals business in the US.

The Company confirms that it has now entered into a marketing and supply agreement with Veritel BV as outlined in the Form 10-Q for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS
---------------------

Operating income for the first half of 2001 and 2000 may be analyzed as follows:-

(millions of dollars)

                                              Second Quarter          Year to Date

                                          2001          2000          2001          2000
Net Sales
  TEL                                $    85.4     $    77.7     $   143.2     $   135.7
  Specialty Chemicals                     32.1          29.7          61.4          62.7
                                      ------------  ------------  ------------  ------------
  Total                              $   117.5     $   107.4     $   204.6     $   198.4
                                      ------------  ------------  ------------  ------------

Gross Profit
  TEL                                $    40.3     $    35.2     $    67.5     $    61.6
  Specialty Chemicals                     12.7           8.8          21.1          18.7
                                      ------------  ------------  ------------  ------------
  Total                              $    53.0     $    44.0     $    88.6     $    80.3
                                      ------------  ------------  ------------  ------------

Operating Income
  TEL                                $    24.4     $    16.2     $    35.3     $    23.6
  Specialty Chemicals                      2.5           2.5           3.9           6.2
  Corporate Costs                         (3.6)         (2.6)         (7.1)         (5.3)
                                      ------------  ------------  ------------  ------------
  Total                              $    23.3     $    16.1     $    32.1     $    24.5
                                      ------------  ------------  ------------  ------------

TEL sales volumes for the six months ended June 30, 2001 were 5% below 2000 levels. However, due to a favorable sales mix resulting in a higher average selling price, net sales for the six months ended June 30, 2001 were $143.2 million, 6% ahead of 2000. Gross margin for the six months to June 30, 2001 was 47% compared to 45% in 2000, reflecting cost reductions implemented in 2000 and the favorable sales mix.

Specialty Chemicals sales for the six months to June 30, 2001 at $61.4 million were 2.1% lower than 2000. This reflects the anticipated exit of low margin business and price reduction referred to in March, largely offset by acquisitions in the second quarter, 2001. Gross profit for the year to date is 12.8% higher than last year.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash inflow from operating activities in the six months ended June 30, 2001 was $60.2 million compared to $102.5 million for the same period in 2000. The difference is due principally to the $39 million payment for services received from Ethyl last year.

$48.2 million was spent in the first half year on acquisitions net of cash acquired. The Company repaid $15 million of senior debt and raised $9 million short term debt to partly finance the acquisition of Hi-Mar Specialties Inc.

At June 30, 2001 outstanding debt is $45 million bank debt and $150 million high yield bonds. The Company is currently in discussion with its bankers on refinancing on more favorable terms.

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

         (a) Exhibits

         No exhibits are required for the quarter.

         (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 10, 2001                        By  /s/  Dennis J Kerrison
                                                         -----------------
                                                Dennis J Kerrison
                                                President and
                                                Chief Executive Officer

Date:    August 10, 2001                        By  /s/  Alan G Jarvis
                                                         -------------
                                                Alan G Jarvis
                                                Chief Financial Officer