Form 10-Q
period 2001-09-30
OCTEL CORP
filed 2001-11-13
CIK 1054905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001
                         Commission file number 1-13879

                                   OCTEL CORP.
             (Exact name of registrant as specified in its charter)


                                                             98-0181725
   DELAWARE                                                  ----------
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

                                            Yes            X
                                                        ---------
                                            No
                                                        _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class                                       Outstanding as of  October 31, 2001
Common Stock, par value $0.01                                        11,733,193

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                          OCTEL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                   September 30      December 31
                                                       2001               2000
                                                   (Unaudited)
                                                  --------------    ------------
                                                      (millions of dollars)
Assets

Current assets
     Cash and cash equivalents                    $     43.8        $     37.7
     Accounts receivable, less allowance                84.3              92.2
       of $3.5 (2000 - $3.6)

     Inventories
       Finished products                                23.5              37.9
       Raw materials and work in progress               26.9              17.6
                                                  ----------        ----------
       Total inventories                                50.4              55.5


     Prepaid expenses                                    3.9               3.1
                                                  ----------        ----------

Total current assets                                   182.4             188.5

Property, plant and equipment                          109.4             112.4
     Less accumulated depreciation                      27.3              29.0
                                                  ----------        ----------
     Net property, plant and equipment                  82.1              83.4

Goodwill                                               343.8             329.2
Intangible asset                                         2.3              11.0
Deferred finance costs                                   7.5               8.4
Prepaid pension cost                                    80.4              76.5
Other assets                                             5.4               3.8
                                                  ----------        ----------
                                                  $    703.9        $    700.8
                                                  ==========        ==========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                          ----------------------------
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------

                                                                               September 30           December 31
                                                                                   2001                  2000
                                                                                (Unaudited)
                                                                            --------------------     ---------------
                                                                                         (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
          Accounts payable                                                        $     58.2              $    63.9
          Accrued expenses                                                              22.6                   15.8
          Accrued income taxes                                                          14.4                    8.5
          Current portion of deferred income                                             4.8                   13.1
          Current portion of long-term debt                                             45.1                   30.0
                                                                                  ----------              ---------


Total current liabilities                                                              145.1                  131.3

Plant closure provisions (note 5)                                                       34.6                   35.6
Deferred income taxes                                                                   40.2                   40.9
Deferred income                                                                         10.9                   12.4
Long-term debt                                                                         166.8                  180.0
Other liabilities                                                                        2.3                    0.5
Minority interest                                                                        4.8                    4.5

Stockholders' equity
          Common stock, $0.01 par value (note 2)                                         0.1                    0.1
          Additional paid-in capital                                                   276.1                  276.1
          Treasury stock (note 2)                                                      (35.6)                 (32.5)
          Retained earnings                                                            113.8                  100.8
          Accumulated other comprehensive
          income                                                                       (55.2)                 (48.9)
                                                                                  ----------              ---------

Total stockholders' equity                                                             299.2                  295.6

                                                                                  ----------              ---------
                                                                                  $    703.9              $   700.8
                                                                                  ==========              =========


The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)


                                                       Three Months Ended                     Nine Months Ended
                                                          September 30                           September 30
                                                 ------------------------------------------------------------------------
                                                    2001               2000               2001               2000
                                                    ----               ----               ----               ----

                                                                 (millions of dollars except per share)
                                                                 --------------------------------------
Net sales                                       $   104.9          $   105.0         $    309.5           $  303.4
Cost of goods sold                                   58.6               64.3              174.6              182.4
                                                ---------          ---------         ----------           --------
Gross profit                                         46.3               40.7              134.9              121.0
Operating expenses
      Selling, general and admin.                    15.0                9.5               40.3               32.2
      Research and development                        1.4                0.6                3.5                2.3
Amortization of intangible assets                    14.8               15.3               43.9               46.7
                                                ---------          ---------         ----------           --------
                                                     31.2               25.4               87.7               81.2
                                                ---------          ---------         ----------           --------
Operating income                                     15.1               15.3               47.2               39.8

Interest expense                                      5.8                5.6               15.7               18.5
Other expenses/(income)                               0.7                1.8                1.3               (0.7)
Interest income                                      (0.4)              (0.8)              (1.9)              (2.7)
                                                ---------          ---------         ----------           --------
Income before income taxes and
      minority interest                               9.0                8.7               32.1               24.7
Minority interest                                     1.3                0.9                2.7                2.1
                                                ---------          ---------         ----------           --------

Income before income taxes                            7.7                7.8               29.4               22.6

Income taxes (note 3)                                 4.3                3.9               16.4               11.3
                                                ---------          ---------         ----------           --------

Net income                                      $     3.4          $     3.9         $     13.0           $   11.3
                                                =========          =========         ==========           ========

Earnings per share:
Basic                                           $    0.29          $    0.32         $     1.10           $   0.88
                                                ---------          ---------         ----------           --------
Diluted                                         $    0.27          $    0.31         $     1.04           $   0.86
                                                ---------          ---------         ----------           --------

EBITDA                                          $    33.1          $    33.2         $    102.4           $  101.1
                                                ---------          ---------         ----------           --------
EBITDA per share                                $    2.63          $    2.65         $     8.19           $   7.68
                                                ---------          ---------         ----------           --------

Weighted average shares outstanding
Basic (note 2) (Thousands)                         11,739             12,070             11,769             12,785
                                                ---------          ---------         ----------           --------
Diluted (note 2) (Thousands)                       12,563             12,512             12,515             13,168
                                                ---------          ---------         ----------           --------


The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                     ----------------------------
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                        (millions of dollars)
Cash Flows from Operating Activities

Net income                                                                          $   13.0        $    11.3

Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                      56.5             60.6
     Deferred income taxes                                                              (1.1)             3.3
     Other                                                                                 -              1.9
     Changes in operating assets and liabilities:
          Accounts receivable and prepaid expenses                                      17.6             58.3
          Inventories                                                                   14.1              0.9
          Accounts payable and accrued expenses                                        (16.2)            (8.0)
          Deferred Income                                                                  -             38.6
          Income taxes and other current liabilities                                     6.9            (18.8)
     Other non-current assets and liabilities                                           (5.4)           (32.1)
                                                                                    --------        ---------
Net cash provided by operating activities                                               85.4            116.0

Cash Flows from Investing Activities

Capital expenditures                                                                    (3.6)            (5.1)
Business combinations, net of cash acquired                                            (63.9)               -
Other                                                                                    -               (2.3)
                                                                                    --------        ---------
Net cash used in investing activities                                                  (67.5)            (7.4)

Cash Flows from Financing Activities

Short-term borrowings                                                                   14.5                -
Repayment of long-term borrowings                                                      (15.0)           (83.3)
Repurchase of common stock                                                              (3.1)           (12.3)
Minority interest                                                                       (0.7)             0.6
                                                                                    --------        ---------
Net cash used in financing activities                                                   (4.3)           (95.0)
Effect of exchange rate changes on cash                                                 (7.5)            (9.4)
                                                                                    --------        ---------
Net change in cash and cash equivalents                                                  6.1              4.2
Cash and cash equivalents at beginning of period                                        37.7             37.2
                                                                                    --------        ---------
Cash and cash equivalents at end of period                                          $   43.8        $    41.4
                                                                                    ========        =========



The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                                  (Unaudited)

(millions of dollars)

                                              Additional                           Total
                                              ----------                           -------
                        Common     Treasury     Paid-In    Retained      CTA*   Comprehensive
                        ------     --------     -------    --------      ----   -------------
                         Stock      Stock       Capital    Earnings                Income
                         -----      -----       -------    --------                ------
Balance at
January 1, 2001         $  0.1     $  (32.5)    $  276.1   $  100.8   $(48.9)       $     51.9
Net Income                   -            -            -   $   13.0        -        $     13.0
Net CTA* change              -            -            -          -   $ (6.3)       $     (6.3)
Share buy-back               -     $   (3.1)           -          -        -                 -
                        ------     --------     --------   --------   ------        ----------
Balance at
September 30, 2001      $  0.1     $  (35.6)    $  276.1   $  113.8   $(55.2)       $     58.6
                        ------     --------     --------   --------   ------        ----------

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

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At September 30, 2001, the Company had authorised common stock of 40 million shares (December 31, 2000 - 40 million). Issued shares at September 30, 2001, were 14,777,250 (December 31, 2000 - 14,777,250) and treasury stock amounted to 3,043,620 (December 31, 2000 - 2,870,240).

Movements in stock options in the third quarter, 2001 were as follows:-

                                                               No.
                                                               --
Outstanding at June 30, 2001                              1,526,759
Granted - at zero cost                                        8,121
Lapsed                                                       (1,450)
Exercised                                                    (5,200)

                                                          ---------
Outstanding at September 30, 2001                         1,528,230
                                                          ---------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period.

NOTE 3 - INCOME TAXES

A reconciliation of the U.S. statutory tax rate to the effective income tax rate is as follows:-

                                                        Nine Months Ended
                                                          September 30
                                                      2001            2000
                                                      ----            ----
          Statutory US Federal tax rate               35.0%           35.0%
          Increase/(decrease) resulting from:
            Foreign tax rate differential            (29.7%)         (36.0%)
            Amortization of goodwill                  50.6%           49.9%
            Other                                        -             1.1%
                                                  --------        --------
                                                      55.9%           50.0%
                                                  ========        ========

NOTE 4 - ACQUISITIONS

On March 5, 2001 the Company acquired the Gamlen group of companies from the MacDermid Group. The Gamlen group is headquartered in France with operations in Spain and Italy. The group manufactures and sells fuel additives and industrial cleaning products and has an annual turnover of $12 million. The business has become part of the Company's Petroleum Specialties business.

On April 9, 2001 the Company acquired the remaining 80% of Hi-Mar Specialties Inc., a US company based in Atlanta and Milwaukee. The initial 20% was acquired in December 1999. The business was purchased from the private owner. Hi-Mar Specialties has a turnover of $8 million and has formed the base for the Company's Performance Chemical business in the US.

On June 7, 2001 the Company acquired CP Manufacturing BV and CP 3500 International Limited. The CP group, which is headquartered in Holland and manufactures and sells additives for the treatment of heavy fuel oils, has an annual turnover of $4 million.

On June 19, 2001 the Company acquired the Bycosin AB Group which is headquartered in Sweden. The Bycosin Group is a supplier of heavy fuel oil additives and has a turnover of $14 million.

The CP Group and Bycosin AB Group acquisitions will form part of the Company's Petroleum Specialty business and are expected to have synergies with Octel Gamlen and Octel Deutschland.

A majority stake was taken in Manhoko Limited on May 14, 2001. Manhoko Limited is a supplier of personal care products in Asia Pacific with a turnover of $8 million. The business has become part of the Company's Performance Chemicals business.

On August 15, 2001 the Company acquired ProChem Chemicals Inc which is based in High Point, North Carolina. ProChem Chemicals Inc brings a wide range of process capability into new markets and has an annual turnover of $11 million. The business has become part of the Company's Performance Chemicals business.


NOTE 5 - PLANT CLOSURE PROVISIONS

          (millions of dollars)                       2001     2000
                                                      ----     ----
          Balance at January 1                       $35.6    $ 55.6
          Exchange effect                             (1.0)     (3.2)
          Acquired                                     1.4         -
          Charge for the period                        5.7       2.4
          Expenditure                                 (7.1)    (21.3)
                                                     -----    ------
          Balance at September 30                    $34.6    $ 33.5
                                                     =====    ======

Expenditure of $3.2 million in the first nine months of 2001 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $3.9 million related to environmental remediation activities. The $1.4 million provision acquired relates to the Bycosin AB Group.

NOTE 6 - LONG TERM MARKETING, SUPPLY, AND SERVICE AGREEMENT

The Company through its wholly-owned Swiss subsidiary, Noofot GmbH, entered into a long-term marketing, supply and service agreement with Veritel Chemicals BV for the exclusive right to market and sell TEL sourced from Veritel in certain areas of the world, excluding primarily the United States and Russian Federation. Veritel is party to supply agreements pursuant to which it has the exclusive right to distribute outside of the Russian Federation TEL manufactured by Sintez.

The agreement is effective for an initial period from June 13, 2001 to December 31, 2010 but may be terminated at any time by the mutual written agreement of both the Company and Veritel. Under the agreement the Company may purchase specified volumes of TEL at specified purchase prices, and pay a quarterly marketing fee to Veritel amounting in aggregate to $90 million over the initial period of the agreement.

The agreement will become fully operable on January 1, 2002. Until December 31, 2001 Octel will act on behalf of Veritel. Under this arrangement the Company will receive a commission on sales during this period which is disclosed within other income in the income statement.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of adoption did not have a material adverse impact on the Company's financial statements.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The standard is effective for fiscal years beginning after December 15, 2001.

The Company is currently evaluating the impact these three standards will have on its consolidated financial position and results of operations and is preparing a plan for implementation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
        -----------------------------------------------------------------

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

RECENT DEVELOPMENTS
-------------------

On August 15, 2001 the Company acquired ProChem Chemicals Inc which is based in High Point, North Carolina. ProChem Chemicals Inc brings a wide range of process capability into new markets.

On October 29, 2001 the Company agreed a fully underwritten $250 million refinancing which will replace existing debt. Notice has been given to existing bondholders that the Company will be redeeming the existing bonds in December 2001. It is anticipated that this will reduce the Company's annual interest charge significantly.

RESULTS OF OPERATIONS
---------------------

Operating income for the first nine months of 2001 and 2000 may be analyzed as follows:-

(millions of dollars)
                                  Third Quarter             Year to Date

                                2001         2000       2001           2000

Net Sales
  TEL                      $   59.1        $  79.9   $  202.3        $  215.6
  Specialty Chemicals          45.8           25.1      107.2            87.8
                           --------        -------   --------        --------
  Total                    $  104.9        $ 105.0   $  309.5        $  303.4
                           --------        -------   --------        --------

Gross Profit
  TEL                      $   30.2        $  33.0   $   97.7        $   94.6
  Specialty Chemicals          16.1            7.7       37.2            26.4
                           --------        -------   --------        --------
  Total                    $   46.3        $  40.7   $  134.9        $  121.0
                           --------        -------   --------        --------

Operating Income
  TEL                      $   14.5        $  16.0   $   49.8        $   39.6
  Specialty Chemicals           4.2            1.7        8.1             7.9
  Corporate Costs              (3.6)          (2.4)     (10.7)           (7.7)
                           --------        -------   --------        --------
  Total                    $   15.1        $  15.3   $   47.2        $   39.8
                           --------        -------   --------        --------

TEL sales in the third quarter 2001 were low following unusually high second quarter shipments. Total revenues were $59 million compared with $80 million in 2000. Gross profit in the quarter was 51% compared with 41% in 2000. TEL revenues for the nine months ended September 30, 2001 were $202 million compared with $216 million in 2000. Gross profit was 48% compared with 44% last year.

Specialty Chemicals sales for the September quarter were $46 million compared with $25 million in 2000. Sales from companies acquired in 2001 contributed $14 million of the $21 million increase in sales. Specialty Chemicals gross profit in the quarter was 35% compared with 31% last year and operating income was $4.2 million compared with $1.7 million.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash inflow from operating activities in the nine months ended September 30, 2001 was $85.4 million compared with $116.0 million for the same period in 2000. Excluding the one time $39 million receipt from Ethyl Corporation last year, cash generation for the nine months ended 30 September, 2001 has improved by $8 million.

$63.9 million was spent in the nine months ended September 30, 2001 on acquisitions. The Company repaid $15 million of senior debt and raised $14.5 million short term debt to partly finance the acquisition of ProChem Chemicals Inc.

At September 30, 2001 the Company's outstanding debt is $45 million bank debt and $150 million high yield bonds.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

     20 Other Documents or Statements to Security Holders Officer's Certificate Notice of Redemption

     (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date:  November 13, 2001                     By  /s/ Dennis J Kerrison
                                                     -----------------
                                             Dennis J Kerrison
                                             President and
                                             Chief Executive Officer

Date:  November 13, 2001                     By  /s/ Alan G Jarvis
                                                     -------------
                                             Alan G Jarvis
                                             Chief Financial Officer

EXHIBIT INDEX
-------------

Description
-----------

     20 Other Documents or Statements to Security Holders Officer's Certificate Notice of Redemption
                                       12