Form 10-K
period 2001-12-31
OCTEL CORP
filed 2002-03-25
CIK 1054905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ---------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission file number 1-13879

                                   OCTEL CORP.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                            98-0181725
      (State or other jurisdiction of                     ----------
      incorporation or organization)                      (IRS Employer
                                                          Identification No.)

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

                                                             ----
Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.
                                     Yes   X
                                         -----
                                     No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                          [  ]
                                         ------

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $210,922,803.

As of February 28, 2002, 11,750,574 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Stockholders are incorporated by reference into Parts I, II, III and IV. Certain portions of Octel Corp.'s proxy statement to be mailed to stockholders on or about March 25, 2002 for the annual meeting of Stockholders to be held on May 7, 2002 are incorporated in Part III hereof by reference.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 29 of the 2001 Annual Report to Stockholders (the "Report") are incorporated herein by reference.

SEGMENTAL INFORMATION

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes - TEL, Petroleum Specialties and Performance Chemicals. Because of operational similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment. Note 2 on the Financial Statements included in the Report (the "Financial Statements") on pages 39 and 40 of the Report, is incorporated herein by reference.

DESCRIPTION OF THE BUSINESS

Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 22 through 29 of the Report, is incorporated herein by reference.

Overview
--------

The Company is an international chemical company specialising in the manufacture, distribution and marketing of fuel additives and specialty chemicals. The Company is organised into two business units for reporting purposes - TEL and Specialty Chemicals.

TEL
---

TEL, the most significant of the Company's products, accounted for approximately 63% of the Company's 2001 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid, reducing engine wear.

Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries, and management believes that volumes will continue to decline year on year.

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

Specialty Chemicals
-------------------

The Specialty Chemicals Business Unit comprises two developing business areas - Petroleum Specialties and Performance Chemicals.

The Petroleum Specialties business develops, produces and markets a range of specialty products, used as fuel additives, derived from the TEL operations. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Services unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. There is an ongoing program of growth through mergers and acquisitions. Joint ventures include Valvemaster(R) Limited and Octel Starreon LLC. Subsidiaries include Octel Deutschland GmbH, Gamlen group, CP Manufacturing BV, CP3500 International Limited and Bycosin AB group.

The Performance Chemicals focus going forward is to develop high performance and particularly environmentally friendly products from its technology base. The major current line is the Octaquest(R) family, developed for the detergent market but now addressing new markets in personal care, paper and photographics. Subsidiaries include Manhoko Limited, Hi-Mar Specialties Inc and ProChem Chemicals Inc.

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

Patents and Intellectual Property
---------------------------------

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes. These trademarks and patents relate primarily to the Petroleum Specialties and the Performance Chemicals businesses, in which intellectual property forms a significant part of the Company's competitive strengths. The majority of these patents were developed by the Company. Most patents have around ten years life remaining. The Company also holds a license for the manufacture of fuel detergents. The Company has trademark registrations for the use of the name Octel(R) and for the Octagon device in Classes 1 and 4 of the "International Classification of Goods and

Services for the Purposes of the Registration of Marks" in all countries in which it has a significant market presence. Octel also has trademark registrations for Octaquest(R). The Company has applications in progress for a number of other trademark registrations in several jurisdictions.

Octel America Inc., a subsidiary of the Company, has trademarks for Ortholeum(R), a lube oil additive antioxidant and metal deactivator, Ocenol(R), an antifoam for refinery use, and Valvemaster(R), a valve seat recession additive. The Company does not consider its business as a whole to be dependent on any one trademark, patent or licence.

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

Competition
-----------

The world-wide market for the Company's primary product, TEL, is highly competitive. In this market Octel competes with marketers of products and processes providing alternative ways of enhancing octane performance in automotive gasoline. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as the US. As a result, worldwide demand for TEL is progressively shrinking as the use of unleaded gasoline becomes more widespread. On a worldwide basis Octel remains the largest TEL marketer.

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

Ethyl Agreements
----------------

The "Nature of Operations" policy in Note 1 on the Financial Statements, on page 36 of the Report, is incorporated herein by reference.

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

Technology
----------

The Company's principal research and development facilities are located at Ellesmere Port, UK, while its advanced fuel testing facility to support the TEL and Petroleum Specialties businesses is located at Bletchley, UK. The Company's research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $5.1 million, $3.1 million and $3.9 million in 2001, 2000 and 1999, respectively. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest(R) has enabled the Company to enter into a new market in the performance chemicals area.

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

Human Resources
---------------

The Company's workforce at December 31, 2001 consisted of 1,098 employees, of which 503 were in the UK. Approximately 60% of the Company's employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.

The Company has in place an employee communication program to help its employees understand the business issues surrounding the Company and the corporate restructuring that has been implemented to respond to declining TEL demand and to the developing Specialty Chemicals business. Regular briefings are conducted by line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions which the Company recognizes for negotiating and consultative purposes.

ITEM 2      PROPERTIES

A summary of the Company's principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:-

Location                         Principal Operations
--------                         --------------------

Newark, Delaware, US /(1)/       Octel Corp. Headquarters
Manchester, (UK) /(1)/           Octel Corp. European Headquarters
Ellesmere Port, UK               Associated Octel;  Business Teams;  Manufacturing;
                                 Research & Development; Administration
Bletchley, UK                    Fuel Technology Center
Herne, Germany /(1)/             Octel Deutschland GmbH; Manufacturing and Administration
Zug, Switzerland /(1)/           OBOAdler Limited; Sales and Administration
Karlstad, Sweden                 Bycosin AB; Manufacturing and Administration
Vernon, France                   Gamlen SA; Manufacturing and Administration
High Point, North Carolina, US   ProChem Chemicals Inc.; Manufacturing and Administration

/(1)/  Leased property

On January 1, 2002 the Octel Corp. headquarters relocated within Newark. Its new address is 220 Continental Drive, Newark, DE 19713. The group's TEL manufacturing site is at Ellesmere Port. Its TEL manufacturing capacity is currently 30,000 metric tons (mt) per annum. Novoktan plant in Germany had a capacity of 9,600 mt per annum but is to close in March 2002. Actual annual operating levels are under review as part of management's response to the decline in TEL markets. There is also a chlorine plant (46,000 mt per annum) at Ellesmere Port. This will continue to operate during 2002 but will close at the end of the year.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II
-------

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is listed on the New York Stock Exchange. As of February 28, 2002 there were approximately 2,005 registered holders of the common stock.

Quarterly stock prices on page 54 of the Report are incorporated herein by reference.

The borrowings entered into by the Company during the year restrict the Company's ability to pay dividends or buy back stock.

ITEM 6      SELECTED FINANCIAL DATA

The Financial Highlights on page 19 of the Report and the Quarterly Summary on page 54 of the Report are incorporated herein by reference.

The results of operations and financial condition of the group in Fiscal 2001 include the effects of seven acquisitions made during the year. Note 6 on the Financial Statements is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

The discussion on pages 22 through 29 of the Report is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission ("SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 on the Notes on the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by Octel.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Octel's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to environmental remediation and the carrying values of goodwill and intangible assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. Octel records environmental remediation liabilities when they are probable and the cost can be reasonably estimated. Although liabilities are adjusted as further information is available and greater experience gained, actual costs may differ from those accrued which will impact both results of operations and cash flows. Octel regularly reviews the carrying value of goodwill and intangible assets by reference to the forecasted cash flows from the underlying assets or contractual obligations. Actual cash flows may differ from those forecast, and in adverse circumstances may result in an impairment charge.

"Critical accounting policies" on pages 28 and 29 of the Report is incorporated herein by reference.

In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Octel has an extensive trading relationship with Ethyl through long-term supply agreements and sales and marketing agreements. No joint venture or separate legal entity has been established as a result of these agreements, which are discussed in "Ethyl Agreements" on page 5 of the 10-K.

The long-term marketing, supply and service agreement with Veritel Chemicals BV entered into during fiscal 2001 contained terms which could trigger accelerated payments. These terms were triggered in December 2001. Note 8 on the Financial Statements is incorporated herein by reference.

The following represents contractual commitments at December 31, 2001 and the effect of those obligations on future cash flows:-

                                 Total      Less than      1 to 3      4 to 5      Over 5
                                             1 year        years       years       years

Long-term debt                   $231.0        $85.1       $145.9         $ -          $ -
Veritel (gross)                    60.0         60.0            -           -            -
Severance payments                  7.1          7.1            -           -            -
                              ----------   ----------   ----------   ---------  -----------
                                 $298.1       $152.2       $145.9         $ -          $ -
                              ----------   ----------   ----------   ---------  -----------

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility by far is located in the UK, and sells a range of TEL and petroleum additives to major oil refineries throughout the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates.

The political and economic risks related to the Company's foreign operations are mitigated due to the stability of the countries in which its largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are utilised to minimise bad debt risk. Collateral is not generally required.

In the normal course of business, the Company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage market risks. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to monitor the exposure to non-performance of such instruments. Additional information regarding the Company's financial instruments is contained in Notes 1 and 16 on the Financial Statements, which are incorporated herein by reference. The Company's objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower overall borrowing costs. The objective in managing the exposure to changes in foreign exchange rates is to reduce volatility on earnings and cash flow associated with such changes.

Information relating to the Company's exposure to market risk on pages 27 and 52 of the Report is incorporated herein by reference.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report of PricewaterhouseCoopers dated February 7, 2002 and quarterly financial information, which are on pages 22 through 54 of the Report, are incorporated herein by reference. The Financial Highlights on page 19 of the Report are also incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with the Company's Independent Accountants.

PART III
--------

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under the heading "Management" set out in the proxy statement relating to the 2002 Annual Meeting of Stockholders dated May 7, 2002 ("The Proxy Statement") is incorporated herein by reference.

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

PART IV
-------

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)   FINANCIAL STATEMENTS

            The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers dated February 7, 2002 appearing on pages 22 through 54 of the 2001 Annual Report to Stockholders, are incorporated by reference in Item 8.

      (2)   FINANCIAL STATEMENT SCHEDULES

            All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

      (3)   EXHIBITS

            2.1 Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation ("GLCC") and the Registrant. (3)
            3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
            3.2   Amended and Restated By-laws of the Registrant. (1)
            4.1   Form of Common Stock Certificate. (2)
            4.2 Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)
            4.3 Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)
            4.4 Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)
            4.5   Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit
                  A). (4)
            4.6 Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)
            4.7 Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant.
                  (4)
            7.1 Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6).
            7.2 $100,000,000 term loan agreement between Octel Corp., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999 (6).
            7.3 US$250,000,000 Facilities Agreement dated 29 October, 2001 for Octel Corp. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent.
            10.1  Tax Disaffiliation Agreement between GLCC and the Registrant.
                  (1)
            10.2 Corporate Services Transition Agreement between GLCC and the Registrant. (1)
            10.3 Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)

            10.4 Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)
            10.5 Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)
            10.6  Ethyl Corporation Market and Sales Agreement. (4)
            10.7  Octel Corp. Non Employee Directors Stock Option Plan. (4)
            10.8 Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)
            10.9 Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)
            10.10 Agreement between GLCC and the Registrant for the Toll
                  Manufacturing of Stadis Product. (4)
            10.11 Octel Corp. Time Restricted Stock Option Plan. (3)
            10.12 Octel Corp. Performance Related Stock Option Plan. (3)
            10.13 Associated Octel Savings-Related Stock Option Plan. (3)
            10.14 Form of Octel Corp. Approved Company Share Option Plan. (8)
            10.15 Form of Octel Corp. Profit Sharing Share Scheme. (8)
            10.16 Employment Agreement between The Associated Octel Company
                  Limited and Alan G Jarvis. (9)
            10.17 Employment offer letter from The Associated Octel Company
                  Limited to John P Tayler. (9)
            10.18 Consultancy Agreement between Octel Corp. and Robert E Bew.
                  (9)
            10.19 Employment offer letter from the The Associated Octel Company
                  Limited to Ian A Watling.
            10.20 Employment offer letter from The Associated Octel Company
                  Limited to Philip J Boon.
            12.1  Statement Regarding Computation of Financial Ratios.
            13.1  2001 Annual Report of Octel Corp.
            13.2 Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)
            21.1  Subsidiaries of the Registrant.
            24.1  Powers of Attorney of Directors and Officers of the Registrant
                  (4).
            99.1 Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended (7).

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

      (b)   REPORTS ON FORM 8-K

            No reports in Form 8-K have been filed during the year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      OCTEL CORP.              By:     /s/ Dennis J Kerrison
      (Registrant)                     DENNIS J KERRISON
      Date:                            President, Chief Executive Officer and
      March 20, 2002                   Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


      March 20, 2002                   /s/ Alan G Jarvis
                                       --------------------------------------
                                       Alan G Jarvis, Vice President and
                                       Chief Financial Officer

      March 20, 2002                   /s/ Robert E Bew
                                       --------------------------------------
                                       Dr Robert E Bew, Chairman and Director

      March 20, 2002                   /s/ Dennis J Kerrison
                                       --------------------------------------
                                       Dennis J Kerrison, President, Chief
                                       Executive Officer and Director

      March 20, 2002                   /s/ Martin M Hale
                                       --------------------------------------
                                       Martin M Hale, Director

      March 20, 2002                   /s/ Thomas M Fulton
                                       --------------------------------------
                                       Martin M Hale, Director

      March 20, 2002                   /s/ James Puckridge
                                       --------------------------------------
                                       James Puckridge, Director

      March 20, 2002                   /s/ Benito Fiore
                                       --------------------------------------
                                       Dr Benito Fiore, Director

      March 20, 2002                   /s/ Charles M Hale
                                       --------------------------------------
                                       Charles M Hale, Director

      March 20, 2002                   /s/ H Alan Hanslip
                                       --------------------------------------
                                       H Alan Hanslip, Vice President, Human
                                       Resources

      March 20, 2002                   /s/ Geoffrey J Hignett
                                       --------------------------------------
                                       Dr Geoffrey J Hignett, Director of
                                       Corporate Development

      March 20, 2002                   /s/ John P Tayler
                                       --------------------------------------
                                       Corporate Secretary and General Counsel

      March 20, 2002                   /s/ Philip J Boon
                                       --------------------------------------
                                       Business Director, Petroleum Specialties

      March 20, 2002                   /s/ Ian A Watling
                                       -------------------------------------
                                       Business Director, Performance
                                       Chemicals