Form 10-Q
period 2002-03-31
OCTEL CORP
filed 2002-05-10
CIK 1054905

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended March 31, 2002
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

                                            Yes            X
                                                        -------
                                            No          _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class                                          Outstanding as of  April 30, 2002
Common Stock, par value $0.01                                         11,787,181

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         OCTEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                       March 31       December 31
                                                         2002            2001
                                                      (Unaudited)
                                                      -----------     -----------
                                                         (millions of dollars)
Assets

Current assets
    Cash and cash equivalents                         $      25.4     $      43.0
    Accounts receivable, less allowance
      of $3.2 (2001 - $3.2)                                 100.4           114.9
    Other receivable - Veritel                               19.2            22.4
    Inventories
      Finished goods                                         26.1            32.2
      Raw materials and work-in-progress                     24.8            22.8
                                                      -----------     -----------
      Total inventories                                      50.9            55.0


    Prepaid expenses                                          2.0             3.0
                                                      -----------     -----------

Total current assets                                        197.9           238.3

Property, plant and equipment                                78.0            76.5
    Less accumulated depreciation                            13.2             9.6
                                                      -----------     -----------
    Net property, plant and equipment                        64.8            66.9

Goodwill                                                    339.5           341.7
Intangible asset                                             48.4            50.5
Deferred finance costs                                        5.3             5.9
Prepaid pension cost                                         83.4            82.4
Other assets                                                  1.8             3.0
                                                      -----------     -----------
                                                      $     741.1     $     788.7
                                                      ===========     ===========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                         ----------------------------
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    ---------------------------------------

                                                          March 31      December 31
                                                            2002           2001
                                                         (Unaudited)
                                                         -----------    -----------
                                                            (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                    $      73.1    $      76.2
     Other payable - Veritel                                    45.0           60.0
     Accrued expenses                                           30.5           24.5
     Accrued income taxes                                        7.5            7.5
     Current portion of long-term debt                          90.2           85.1
     Current portion of deferred income                          2.0            2.0
                                                         -----------    -----------

Total current liabilities                                      248.3          255.3

Plant closure provisions (note 6)                               36.9           39.5
Deferred income taxes                                           42.0           40.3
Deferred income                                                  8.8           11.4
Long-term debt                                                  98.0          145.9
Minority interest                                                6.6            5.9

Stockholders' Equity
     Common stock, $0.01 par value (note 2)                      0.1            0.1
     Additional paid-in capital                                276.7          276.5
     Treasury stock (note 2)                                   (35.1)         (35.5)
     Retained earnings                                         124.8          106.4
     Accumulated other comprehensive income                    (66.0)         (57.1)
                                                         -----------    -----------

Total stockholders' equity                                     300.5          290.4

                                                         -----------    -----------
                                                         $     741.1    $     788.7
                                                         ===========    ===========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

 (millions of dollars except per share)            Three Months Ended
 --------------------------------------                 March 31
                                           2002           2001          2001
                                           ----           ----          ----
                                                        Adjusted      As
                                                        (note 1)      reported
Net sales                                $    114.5    $     87.2    $     87.2
Cost of goods sold                             65.2          51.6          51.6
                                         ----------    ----------    ----------
Gross profit                                   49.3          35.6          35.6
Operating expenses
   Selling, general and administrative         15.9          11.3          11.3
   Research and development                     1.4           1.0           1.0
Amortization of goodwill                        -             -            11.4
Amortization of intangible assets               2.1           2.5           3.0
                                         ----------    ----------    ----------
                                               19.4          14.8          26.7
                                         ----------    ----------    ----------
Operating income                               29.9          20.8           8.9

Interest expense                                4.0           5.4           4.9
Other expenses                                  0.7           0.7           0.7
Interest income                                (0.2)         (0.7)         (0.7)
                                         ----------    ----------    ----------
Income before income taxes and
   minority interest                           25.4          15.4           4.0
Minority interest                               0.8           0.7           0.7
                                         ----------    ----------    ----------

Income before income taxes                     24.6          14.7           3.3

Income taxes (note 5)                           6.2           1.8           1.8
                                         ----------    ----------    ----------

Net income                               $     18.4    $     12.9    $      1.5
                                         ==========    ==========    ==========

Earnings per share:
Basic                                    $     1.56    $     1.09    $     0.12
                                         ----------    ----------    ----------
Diluted                                  $     1.47    $     1.04    $     0.12
                                         ----------    ----------    ----------

Weighted average shares
   outstanding (in thousands)
Basic (note 3)                               11,566        11,872        11,872
                                         ----------    ----------    ----------
Diluted (note 3)                             12,454        12,461        12,461
                                         ----------    ----------    ----------

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                       ---------------------
                                                          2002      2001
                                                          ----      ----
                                                       (millions of dollars)
Cash Flows from Operating Activities

Net income                                               $  18.4   $   1.5

Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization                           5.4      18.6
     Deferred income taxes                                   1.7      (0.3)
     Changes in operating assets and liabilities:
          Accounts receivable and prepaid expenses          15.0      19.0
          Inventories                                        3.2       8.4
          Accounts payable and accrued expenses              1.4      (4.2)
          Income taxes and other current liabilities         0.2       2.0
     Other non-current assets and liabilities               (1.3)     (4.2)
                                                         -------   -------
Net cash provided by operating activities                   44.0      40.8

Cash Flows from Investing Activities

Capital expenditures                                        (1.6)     (2.7)
Business combinations, net of cash acquired                    -      (7.1)
Veritel                                                    (11.8)        -
Other                                                       (0.5)     (0.6)
                                                         -------   -------
Net cash used in investing activities                      (13.9)    (10.4)

Cash Flows from Financing Activities

Repayment of long-term borrowings                          (62.9)        -
Receipt of short- term credit                               20.0         -
Repurchase of common stock                                     -      (0.6)
Minority interest                                            0.7       0.8
                                                         -------   -------
Net cash used in financing activities                      (42.2)      0.2
Effect of exchange rate changes on cash                     (5.5)     (2.3)
                                                         -------   -------
Net change in cash and cash equivalents                    (17.6)     28.3
Cash and cash equivalents at beginning of period            43.0      37.7
                                                         -------   -------
Cash and cash equivalents at end of period               $  25.4   $  66.0
                                                         =======   =======

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                                  (Unaudited)


(millions of dollars)

                                                          Additional                                     Total
                                                          ----------                                     -----
                               Common        Treasury      Paid-In       Retained         CTA*       Comprehensive
                               ------        --------      -------       --------         ----       -------------
                                Stock          Stock       Capital       Earnings                       Income
                                -----          -----       -------       --------                       ------
Balance at
December 31, 2001             $     0.1      $   (35.5)    $  276.5      $  106.4       $   (57.1)     $   49.3
Net income                            -              -            -          18.4               -          18.4
Net CTA* change                       -              -            -             -            (8.9)         (8.9)
Treasury stock issue                  -            0.4          0.2             -               -             -

                              ---------      ---------     --------      --------       ---------      --------
Balance at
March 31, 2002                $     0.1      $   (35.1)    $  276.7      $  124.8       $   (66.0)     $   58.8

                              ---------      ---------     --------      --------       ---------      --------

*  Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows.

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed on March 25, 2002.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The Company has adopted Statement of Financial Accounting Standards (FAS) 142, Goodwill and Other Intangible Assets. Accordingly, the statements of income include comparatives adjusted to reflect the elimination of the $11.4 million amortization charge related to goodwill. Amortization of deferred finance costs has been reclassified as an interest expense, and therefore the adjusted comparatives also reflect the transfer of $0.5 million from amortization of intangible assets to interest expense.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At March 31, 2002, the Company had authorised common stock of 40 million shares (December 31, 2001 - 40 million). Issued shares at March 31, 2002, were 14,777,250 (December 31, 2001 - 14,777,250) and treasury stock amounted to 2,993,511 (December 31, 2001 - 3,026,775).

Movements in stock options in the first quarter, 2002 were as follows:-

                                                                    No.
                                                                    ---
  Outstanding at December 31, 2001                                1,351,311
  Granted at $17.13                                                 121,000
  Granted at $15.25                                                 121,178
  Granted at zero cost                                               21,000
  Exercised                                                         (33,264)
  Cancelled                                                         (12,024)
                                                            ----------------
  Outstanding at March 31, 2002                                   1,569,201
                                                            ----------------

The 121,178 options issued at $15.25 relate to the UK Savings Related Share Option Scheme. The weighted average prices of options exercised and cancelled in the quarter were $0.04 and $4.80, respectively.


NOTE 3 - EARNINGS PER SHARE AND EBITDA

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

                                                                          2002             2001                2001
                                                                          ----             -----               ----
                                                                                         Adjusted           As reported
                                                                                         --------           -----------
Numerator:
    Net income available to common shares                             $      18.4      $       12.9       $          1.5
                                                                        =========        ==========         ============
Denominator:
    Weighted average common shares outstanding                             11,566            11,872               11,872
    Dilutive effect of stock options and awards                               888               589                  589
                                                                        ---------        ----------         ------------
    Denominator for diluted earnings per share                             12,454            12,461               12,461
                                                                        =========        ==========         ============
Net income per share                                                  $      1.56      $       1.09       $         0.12
                                                                        =========        ==========         ============
Net income per share, diluted                                         $      1.47      $       1.04       $         0.12
                                                                        =========        ==========         ============

Earnings before interest, tax, depreciation and amortization (EBITDA) is computed as follows:

Operating income                             $   29.9    $    20.8    $     8.9
Less other expenses                              (0.7)        (0.7)        (0.7)
Add depreciation and amortization                 5.4          6.7         18.6
                                               ------      -------      -------
                                             $   3.46    $    26.8    $    26.8
                                               ======      =======      =======

NOTE 4 - SEGMENTAL REPORTING

The Company has three businesses for management purposes - Lead Alkyls (TEL), Petroleum Specialties and Performance Chemicals. Because of operational similarities, Performance Chemicals has been included with Petroleum Specialties for reporting purposes to create the Specialty Chemicals business segment. This segmentation basis is consistent with the 2001 Annual Report. There has been no material change in total assets or liabilities by segment since December 31, 2001. The following table presents a summary of the Company's reportable segments for the three months ended March 31, 2002 and 2001:

(millions of dollars)
                                      Three months ended March 31

                              2002                2001             2001
                                                Adjusted            As
                                                                 Reported
Net Sales
  TEL                     $      68.3         $     57.8       $     57.8
  Specialty Chemicals            46.2               29.4             29.4
                             --------           --------         --------
  Total                   $     114.5         $     87.2       $     87.2
                             --------           --------         --------

Gross Profit
  TEL                     $      32.6         $     27.0       $     27.0
  Specialty Chemicals            16.7                8.6              8.6
                             --------           --------         --------
  Total                   $      49.3         $     35.6       $     35.6
                             --------           --------         --------

Operating Income
  TEL                     $      28.0         $     22.7       $     10.9
  Specialty Chemicals             4.5                1.5              1.4
  Corporate Costs                (2.6)              (3.4)            (3.4)
                             --------           --------         --------
  Total                   $      29.9         $     20.8       $      8.9
                             --------           --------         --------

NOTE 5 - INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:-

                                                          Three Months Ended
                                                               March 31
                                                         2002           2001
                                                         ----           ----
           Statutory rate                                35.0%          35.0%
           Increase (decrease) resulting from:
             Foreign tax rate differential               (9.8%)        (10.7%)
             Amortization of goodwill                       -           25.9%
             Other                                          -           (9.8%)
                                                        -----         ------
                                                         25.2%          40.4%
                                                        =====         ======

NOTE 6 - PLANT CLOSURE PROVISIONS

          (millions of dollars)                          2002           2001
                                                         ----           ----
          Balance at January 1                          $39.5         $ 35.6
          Exchange effect                                (0.8)          (0.6)
          Charge for the period                             -              -
          Expenditure                                    (1.8)          (2.5)
                                                        -----         ------
          Balance at March 31                           $36.9         $ 32.5
                                                        =====         ======

Expenditure of $0.7 million in the first three months of 2002 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $1.1 million related to environmental remediation activities.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July, 2001 FAS 142, Goodwill and Other Intangible Assets, was issued. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The statement is effective January 1, 2002.

The Company adopted the statement effective January 1, 2002. As a result of adopting FAS 142 the Company will no longer record goodwill amortization of approximately $46 million per year on unamortized goodwill at December 31, 2001 of $342 million. The initial impairment test required by the statement must be completed by June 30, 2002. The Company has not determined the impact, if any, that this goodwill impairment test will have on the Company's financial position or results of operations. While the Company does not presently anticipate any significant impairment in respect of goodwill relating to the Specialty Chemicals business, the declining TEL market is likely to cause impairment charges before December 31, 2007, the date upon which the assets would formerly have become fully amortized. The annual goodwill impairment test will require us to make a number of assumptions and estimates concerning future levels of earnings and cash flow and any impairment of goodwill will reduce earnings. Any impairment as a result of adoption of FAS 142 will be recorded as a change in accounting principle.

The Company will continue to amortize intangible assets of approximately $51 million at December 31, 2001, with an expected finite life, resulting in an annual charge of approximately $8 million.

A column has been included in the statements of income to show the effect of FAS 142 adjustments on all comparative amounts. Amortization expense of $11.4 million is no longer charged, and because the amortization was not allowable for taxation the net income increased by the full $11.4 million to $12.9 million. Basic earnings per share increased from $0.12 to $1.09, and diluted earnings per share from $0.12 to $1.04 (see note 3).

In July, 2001 FAS 143, Accounting for Asset Retirement Obligations, was issued. This requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The amount recorded as a liability is capitalized by increasing the carrying amount of the related long-lived asset, which is then depreciated over its useful life. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. The Company is presently evaluating the impact of this standard on its financial position and results of operations and is preparing an implementation plan.

In August, 2001 FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for the disposal by sale of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 effective January 1, 2002 and it did not have a material effect on the Company's financial position, results of operations or liquidity.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2002
         -------------------------------------------------------------

RECENT DEVELOPMENTS
-------------------

At the end of December, 2001, we were notified, under the terms of our marketing, supply and service agreement with Veritel Chemicals BV, of a permanent source interruption in the supply of TEL from Russia. This triggered phased payments to Veritel of $70 million, of which 32% is recoverable under a separate agreement from Ethyl Corporation. The first payment of $10 million was made in December, and a further $15 million has been paid in the first quarter, 2002.

Following our adoption of FAS 142 we have now ceased to amortize goodwill in our income statement. This has a significant impact on our net income and earnings per share, and to give better comparability we have included a column in the statements of income adjusting our 2001 results to the same basis. A formal impairment review is needed before June 30, 2002 and we will meet this requirement.

Our German manufacturing plant ceased operations in March, 2002. This was as expected and is part of our ongoing program to restructure operations and reduce costs in response to the declining market demand for TEL. All related severance and remediation costs were provided at December 31, 2001, and remediation activities will continue at the site.

RESULTS OF OPERATIONS
---------------------

We made an excellent start to fiscal 2002, with net sales and gross profit up 31% and 38%, respectively, compared with the first quarter, 2001.

Specialty Chemicals results reflect both organic growth in our established business and the effect of the seven companies acquired during the course of fiscal 2001. Net sales increased $16.8 million to $46.2 million, and $12.7 million of this increase relates to the companies acquired after the first quarter, 2001.The $4.1 million balance of the increase reflects an organic growth rate of 14% compared with first quarter, 2001. Overall gross margins were 36.1% of net sales compared with 29.2% in the first quarter, 2001.

Our TEL business had an encouraging first quarter. The overall results include those of the Chlorine plant, which had net sales of $3.1 million at a breakeven gross margin. This operated on a cost recovery basis in 2001 under the previous contractual terms, and so had no net sales in the prior year. Actual TEL net sales were $65.2 million, an increase of 12.8% over the same period last year. While we still expect the trend of annual decline in the market to continue in the long term, volumes in the first three months of 2002 were consistent with 2001 levels because of delivery phasing and new business arising from our permanent source interruption payments. The increase in sales value arose from a combination of sales mix and selective price increases. Gross profit was 50.0% of net sales compared with 46.7% in the first quarter, 2001, reflecting the results of our continuing program of cost control measures. The German TEL manufacturing plant was closed in March, 2002 as planned.

Sales, general and administrative costs increased from $11.3 million to $15.9 million. Of the total $4.6 million increase, $3.3 million relates to costs in the newly acquired companies. We are continuing to explore opportunities to reduce overall costs through operational synergies.

Our amortization charge has changed substantially. Following our adoption of FAS 142 we no longer amortize goodwill. The equivalent charge in 2001 was $11.4 million. Further, amortization of $0.5 million (2001 - $0.5 million) relating to deferred finance costs has been reclassified as an interest expense to reflect its direct relationship with financing activities. Amortization charged of $2.1 million relates to the intangible asset arising from permanent source interruption payments to Veritel, while the restated comparative amount of $2.5 million predated the Veritel agreement and is mainly in respect of the OBOAdler customer list which was acquired in November, 1999 and became fully written down during 2001.

Our interest expense has reduced by $1.4 million due mainly to lower interest rates following our refinancing and the redemption of 10% Senior Notes in December, 2001. Our effective tax rate at 25.2% is lower than the reported 2001 rate of 40.4% because amortization is not included in profit before tax in 2002, but the restated comparative at 12.2% reflects the benefit of one-time tax refund of $5 million in 2001.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash provided by operating activities in the first quarter, 2002 was $44.0 million compared with $40.8 million in 2001, reflecting a strong EBITDA at $34.6 million compared with $26.8 for the first quarter, 2001.

We made the second permanent source interruption payment of $15 million to Veritel in March, and in January we received $3.2 million from Ethyl representing its 32% share of the first payment made in December, 2001.We received Ethyl's share of the March payment to Veritel, $4.8 million, in April.

Our net debt repayment in quarter one, 2002 was $42.9 million. We drew down $20 million on short-term facilities, and repaid the scheduled debt instalment of $40 million plus an accelerated payment of $23 million based on our surplus cash flow for fiscal 2001.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our view on critical accounting policies is unchanged since December 31, 2001.The two policies that we consider the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities and to impairment of goodwill and intangible assets. Any adverse variance between actual results and our projections in these areas will impact results of operations and financial condition.

We record environmental liabilities when they are probable and costs can be estimated reasonably. We have to anticipate the program of work required and the associated future costs. We also view the costs of vacating our main UK site ($24.9 million at 2001 year end) as a contingent liability because we have no present intention to exit the site.

We have significant goodwill and intangible assets in our balance sheet, with net amounts of $340 million and $48 million, respectively, at March 31, 2002. We regularly review carrying values by reference to future income and cash flows, but this involves anticipating trading circumstances that will apply in future years.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------

Some of the information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

We operate manufacturing and blending facilities, offices and laboratories around the world, although the largest facility is based in the UK, and use floating rate debt to finance our global operations. We are, therefore, subject to business risks inherent in non-US activities, including political and economic uncertainties, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. We believe that the political and economic risks are mitigated due to the stability of the countries in which our largest operations are based.

We use derivative financial instruments, including interest rate swaps and foreign currency forward exchange contracts, to manage market risks in the normal course of our business. We do this to manage our exposure to interest and exchange rate fluctuations and to minimize our borrowing costs. We do not use derivatives for trading purposes.

There has been no material change in our exposure to market risk as described in the Form 10-K filed on March 25, 2002.

PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date: May 10, 2002                            By /s/ Dennis J Kerrison
                                                     -----------------
                                              Dennis J Kerrison
                                              President and
                                              Chief Executive Officer

Date: May 10, 2002                            By /s/ Alan G Jarvis
                                                     -------------
                                              Alan G Jarvis
                                              Vice President and
                                              Chief Financial Officer