Form 10-Q
period 2002-06-30
OCTEL CORP
filed 2002-08-12
CIK 1054905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2002
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

                                            Yes        X
                                                    -------
                                            No      _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Class                                           Outstanding as of  July 31, 2002
Common Stock, par value $0.01                                         11,848,996

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          OCTEL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30      December 31
                                                          2002          2001
                                                       (Unaudited)
                                                       -----------   -----------
                                                         (millions of dollars)
Assets

Current assets
      Cash and cash equivalents                         $   27.0      $   43.0
      Accounts receivable, less allowance
        of $2.7 (2001 - $3.2)                               83.4         114.9
      Other receivable - Veritel                             9.6          22.4
      Inventories
        Finished goods                                      32.2          32.2
        Raw materials and work-in-progress                  28.0          22.8
                                                        --------      --------
        Total inventories                                   60.2          55.0

      Prepaid expenses                                       4.9           3.0
                                                        --------      --------

Total current assets                                       185.1         238.3

Property, plant and equipment                               91.9          76.5
      Less accumulated depreciation                         27.1           9.6
                                                        --------      --------
      Net property, plant and equipment                     64.8          66.9

Goodwill                                                   345.8         341.7
Intangible asset                                            51.9          50.5
Deferred finance costs                                       5.3           5.9
Prepaid pension cost                                        92.3          82.4
Other assets                                                 1.4           3.0
                                                        --------      --------
                                                        $  746.6      $  788.7
                                                        ========      ========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                         June 30     December 31
                                                          2002           2001
                                                       (Unaudited)
                                                       -----------   -----------
                                                         (millions of dollars)
Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable (Note 1)                          $   40.5      $   61.9
      Other payable - Veritel                                30.0          60.0
      Accrued expenses (Note 1)                              57.9          38.8
      Accrued income taxes                                    9.3           7.5
      Current portion of long-term debt                      80.3          85.1
      Current portion of deferred income                      2.0           2.0
                                                         --------      --------

Total current liabilities                                   220.0         255.3

Plant closure provisions (note 6)                            35.0          39.5
Deferred income taxes                                        41.3          40.3
Long term debt                                               98.0         145.9
Deferred income                                               9.4          11.4
Minority interest                                             6.1           5.9

Stockholders' Equity
      Common stock, $0.01 par value (note 2)                  0.1           0.1
      Additional paid-in capital                            276.7         276.5
      Treasury stock (note 2)                               (34.4)        (35.5)
      Retained earnings                                     142.5         106.4
      Accumulated other comprehensive
      Income                                                (48.1)        (57.1)
                                                         --------      --------

Total stockholders' equity                                  336.8         290.4

                                                         --------      --------
                                                         $  746.6      $  788.7
                                                         ========      ========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


       (millions of dollars except per share)              Three Months Ended           Six Months Ended
       --------------------------------------
                                                                June 30                      June 30
                                                           2002          2001          2002          2001
                                                           ----          ----          ----          ----
Net sales                                               $    99.5    $    117.5    $    214.0    $    204.6
Cost of goods sold                                           51.3          64.5         116.5         116.0
                                                        ---------    ----------    ----------    ----------
Gross profit                                                 48.2          53.0          97.5          88.6
Operating expenses
      Selling, general and administrative                    16.0          13.8          31.9          25.3
      Research and development                                1.5           1.2           2.9           2.1
Amortization of goodwill                                        -          11.6             -          23.0
Amortization of intangible assets                             2.2           3.1           4.3           6.1
                                                        ---------    ----------    ----------    ----------
                                                             19.7          29.7          39.1          56.5
                                                        ---------    ----------    ----------    ----------
Operating income                                             28.5          23.3          58.4          32.1

Interest expense                                              4.8           5.0           8.8          10.0
Other expenses/(income)                                       0.8          (0.1)          1.5           0.6
Interest income                                              (0.2)         (0.8)         (0.4)         (1.6)
                                                        ---------    ----------    ----------    ----------
Income before income taxes and
      minority interest                                      23.1          19.2          48.5          23.1
Minority interest                                             0.8           0.8           1.6           1.4
                                                        ---------    ----------    ----------    ----------

Income before income taxes                                   22.3          18.4          46.9          21.7

Income taxes (note 5)                                         4.6          10.2          10.8          12.1
                                                        ---------    ----------    ----------    ----------

Net income                                              $    17.7    $      8.2    $     36.1    $      9.6
                                                        =========    ==========    ==========    ==========

Earnings per share:
Basic                                                   $    1.50    $     0.69    $     3.06    $     0.82
                                                        ---------    ----------    ----------    ----------
Diluted                                                 $    1.40    $     0.65    $     2.88    $     0.77
                                                        ---------    ----------    ----------    ----------

Weighted average shares
      outstanding (in thousands)
Basic (note 3)                                             11,823        11,809        11,789        11,688
                                                        ---------    ----------    ----------    ----------
Diluted (note 3)                                           12,660        12,525        12,557        12,491
                                                        ---------    ----------    ----------    ----------

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                          June 30
                                                                 -------------------------
                                                                    2002           2001
                                                                    ----           ----
                                                                   (millions of dollars)
Cash Flows from Operating Activities

Net income                                                       $     36.1     $      9.6

Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization                                     13.4           37.8
     Deferred income taxes                                              2.6           (0.4)
     Other                                                              2.5            -
     Changes in operating assets and liabilities:
          Accounts receivable and prepaid expenses                     32.8           11.9
          Inventories                                                  (3.2)           7.5
          Accounts payable and accrued expenses                        (9.5)         (10.4)
          Income taxes and other current liabilities                    0.4            6.8
     Other non-current assets and liabilities                          (8.9)          (2.6)
                                                                 ----------     ----------
Net cash provided by operating activities                              66.2           60.2

Cash Flows from Investing Activities

Capital expenditures                                                   (4.3)          (3.3)
Business combinations, net of cash acquired                            (3.6)         (48.2)
Veritel                                                               (17.2)           -
Other                                                                  (0.3)           -
                                                                 ----------     ----------
Net cash used in investing activities                                 (25.4)         (51.5)

Cash Flows from Financing Activities

Repayment of long-term borrowings                                     (62.9)         (15.0)
Receipt of short- term credit                                          10.0            9.0
Repurchase of common stock                                              -             (2.7)
Minority interest                                                       0.4            0.1
                                                                 ----------     ----------
Net cash used in financing activities                                 (52.5)          (8.6)
Effect of exchange rate changes on cash                                (4.3)          (6.7)
                                                                 ----------     ----------
Net change in cash and cash equivalents                               (16.0)          (6.6)
Cash and cash equivalents at beginning of period                       43.0           37.7
                                                                 ----------     ----------
Cash and cash equivalents at end of period                       $     27.0     $     31.1
                                                                 ==========     ==========

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

                          OCTEL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

(millions of dollars)
                                                    Additional                             Total
                                                    ----------                             -----
                             Common     Treasury      Paid-In    Retained      CTA*    Comprehensive
                             ------     --------      -------    --------      ----    -------------
                              Stock       Stock       Capital    Earnings                  Income
                              -----       -----       -------    --------                  ------

Balance at
December 31, 2001            $  0.1      $(35.5)      $276.5       $106.4    $(57.1)         $49.3
Net income                        -           -            -         36.1         -           36.1
Net CTA* change                   -           -            -            -       9.0            9.0
Treasury stock issue              -         1.1          0.2            -         -              -
                             ------      ------       ------       ------    ------          -----
Balance at
June 30, 2002                $  0.1      $(34.4)      $276.7       $142.5    $(48.1)         $94.4
                             ------      ------       ------       ------    ------          -----

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

The Company has adopted Statement of Financial Accounting Standards (FAS) 142, Goodwill and Other Intangible Assets. Accordingly, the income statement now excludes goodwill amortization charges. Amortization of deferred finance costs has been reclassified as an interest expense.

No adjustment of comparatives on the face of the income statement is required under FAS 142, but the effects on amounts reported for the six months ended 30 June, 2001 would be as follows:

(Millions of dollars except per share)
                                              Reported      FAS 142     Adjusted
Operating income                                 $32.1        $23.8        $55.9
Income before taxes                               21.7         23.0         44.7
Net income                                         9.6         23.0         32.6
                                             -----------------------------------
Basic earnings per share                          0.82         1.97         2.79
                                             -----------------------------------
Diluted earnings per share                       $0.77        $1.84        $2.61
                                             -----------------------------------

The Company has reviewed its disclosure of trade payables. Certain purchase accruals have been reclassified from accounts payable to accrued expenses, which management feels is more appropriate. The balance sheet at December 31, 2001 has been restated by a transfer of $14.3 million to allow consistent comparison.

NOTE 2 - STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

At June 30, 2002, the Company had authorised common stock of 40 million shares (December 31, 2001 - 40 million). Issued shares at June 30, 2002, were 14,777,250 (December 31, 2001 - 14,777,250) and treasury stock amounted to 2,928,254 (December 31, 2001 - 3,026,775).

Movements in stock options in the second quarter, 2002 were as follows:-

                                                No.
                                                ---
Outstanding at March 31, 2002                1,569,201
Granted at zero cost                             2,228
Granted at $17.13                                  200
Exercised                                      (27,778)
Cancelled                                       (4,598)
                                            ----------
Outstanding at June 30, 2002                 1,539,253
                                            ----------

NOTE 3 - EARNINGS PER SHARE AND EBITDA

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

                                                                 2002          2001
                                                                 ----          ----
Numerator:
    Net income available to common shares                     $      36.1    $      9.6
                                                              ===========    ==========

Denominator:
    Weighted average common shares outstanding                     11,789        11,688
    Dilutive effect of stock options and awards                       768           803
                                                              -----------    ----------
    Denominator for diluted earnings per share                     12,557        12,491
                                                              ===========    ==========
Net income per share                                          $      3.06    $     0.82
                                                              ===========    ==========
Net income per share, diluted                                 $      2.88    $     0.77
                                                              ===========    ==========

Earnings before interest, tax, depreciation and amortization (EBITDA) is computed as follows:

Operating income                                              $      58.4    $     32.1
Less other expenses                                                  (1.5)         (0.6)
Add depreciation and amortization                                    13.4          37.8
                                                              -----------    ----------
                                                              $      70.3    $     58.4
                                                              ===========    ==========

NOTE 4 - SEGMENTAL REPORTING

The Company has three businesses for management purposes - Lead Alkyls (TEL), Petroleum Specialties and Performance Chemicals. Chlorine is not a reportable segment, but has been disclosed separately within TEL to give greater comparability with prior year amounts. The operation is to be closed at the end of 2002. To December 31, 2001 it operated on a cost recovery basis under the previous contractual terms, and so had no net sales in the prior year. Because of operational similarities and shared services, Performance Chemicals has been included with Petroleum Specialties for reporting purposes to create the Specialty Chemicals business segment. This segmentation basis is consistent with the 2001 Annual Report. There has been no material change in total assets or liabilities by segment since December 31, 2001. The following table presents a summary of the Company's reportable segments for the three and six months ended June 30, 2002 and 2001:

(millions of dollars)
                                         Three Months Ended June 30                 Six Months Ended June 30

                                            2002             2001                   2002                2001
Net Sales
  TEL - Ongoing                         $      57.8      $   85.4                $     122.5        $     143.2
  TEL - Chlorine                                3.9             -                        7.5                  -
                                        --------------  --------------           -------------      -------------
                                               61.7          85.4                      130.0              143.2
  Specialty Chemicals                          37.8          32.1                       84.0               61.4
                                        --------------  --------------           -------------      -------------
  Total                                 $      99.5      $  117.5                $     214.0        $     204.6
                                        --------------  --------------           -------------      -------------

Gross Profit
  TEL - Ongoing                         $      35.2      $   40.3                $      67.9        $      67.5
  TEL - Chlorine                               (0.3)            -                       (0.3)                 -
                                        --------------  --------------           -------------      -------------
                                               34.9          40.3                       67.6               67.5
  Specialty Chemicals                          13.3          12.7                       29.9               21.1
                                        --------------  --------------           -------------      -------------
  Total                                 $      48.2      $   53.0                $      97.5        $      88.6
                                        --------------  --------------           -------------      -------------

Operating Income
  TEL - Ongoing                         $      31.6      $   24.4                $      59.7        $      35.3
  TEL - Chlorine                               (0.3)            -                       (0.3)                 -
                                        --------------  --------------           -------------      -------------
                                               31.3          24.4                       59.4               35.3
  Specialty Chemicals                           1.2           2.5                        5.6                3.9
  Corporate Costs                              (4.0)         (3.6)                      (6.6)              (7.1)
                                        --------------  --------------           -------------      -------------
  Total                                 $      28.5      $   23.3                $      58.4        $      32.1
                                        --------------  --------------           -------------      -------------

NOTE 5 - INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:-

                                                               Six Months Ended
                                                                   June 30
                                                              2002           2001
                                                              ----           ----
               Statutory rate                                  35.0%         35.0%
               Increase (decrease) resulting from:
                 Foreign tax rate differential                (12.0%)       (29.7%)
                 Amortization of goodwill                       -            50.6%
                                                           -----------    -----------
                                                               23.0%         55.9%
                                                           ===========    ===========

The reduction in the effective tax rate is mostly due to the effect of FAS 142 (note 1) which has removed non-deductible amortization expense in 2002.

NOTE 6 - PLANT CLOSURE PROVISIONS

               (millions of dollars)                          2002           2001
                                                              ----           ----
               Balance at January 1                          $ 39.5        $ 35.6
               Exchange effect                                 (0.5)         (0.6)
               Charge for the period                            -             3.1
               Expenditure                                     (4.0)         (4.7)
                                                           -----------    -----------
               Balance at June 30                            $ 35.0        $ 33.4
                                                           ===========    ===========

Expenditure of $2.1 million in the first six months of 2002 related to personnel severance costs incurred as part of the Company's ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $1.9 million related to environmental remediation activities.

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

The Company adopted the statement effective January 1, 2002. As a result of adopting FAS 142 the Company will no longer record goodwill amortization of approximately $46 million per year on unamortized goodwill at December 31, 2001 of $342 million. The company has completed the transitional goodwill impairment tests as required under FAS 142. While the Company does not presently anticipate any impairment in respect of goodwill relating to the Specialty Chemicals business, the declining TEL market is likely to cause impairment charges before December 31, 2007, the date upon which the assets would formerly have become fully amortized. Another review will be performed within the next year.

The Company will continue to amortize intangible assets of approximately $51 million at December 31, 2001, with an expected finite life, resulting in an annual charge of approximately $8 million.

Amortization of goodwill reduced the second quarter, 2001 net income by $11.6 million after tax, or $0.93 per share (diluted) and $23.0 million after tax, or $1.84 per share (diluted), for the first six months of 2001. All comparisons of operating and net income are made on a post FAS 142 basis.

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

In April 2002, FAS 145, Rescission of FAS 4, 44 and 64, Amendment to FAS 13, and Technical Corrections, was issued. This standard updates, clarifies and simplifies existing accounting pronouncements. It rescinds FAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related taxes. Upon adoption, the criteria in APB 30 will be used to classify such gains and losses. Gains or losses on extinguishment of debt that were classified as extraordinary in prior periods presented that do not meet APB 30 criteria for classification as extraordinary must be reclassified into earnings from operations. FAS 145 also rescinds FAS 64, which amended FAS 4 and FAS 44, which established accounting requirements for the transition of the Motor Carrier Act of 1980. FAS 145 amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company must adopt this standard by fiscal 2003. The Company believes that this standard will not have a material impact on its financial position and results of operations.

In July 2002, FAS 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company must adopt this standard for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effect that this standard will have on its financial position and results of operations.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION FOR THE SIX MONTHS ENDED JUNE 30, 2002

RECENT DEVELOPMENTS

At the end of December, 2001, we were notified, under the terms of our marketing, supply and service agreement with Veritel Chemicals BV, of a permanent source interruption in the supply of TEL from Russia. This triggered phased payments to Veritel of $70 million, of which 32% is recoverable under a separate agreement from Ethyl Corporation. The first payment of $10 million was made in December, 2001. A further total of $30 million has been paid in 2002 and Ethyl's contribution to all payments to date has been received.

Following our adoption of FAS 142 we have now ceased to amortize goodwill in our income statement. This has a significant impact on our net income and earnings per share. We have completed the transitional impairment tests as required under FAS 142. We have determined that the fair value of our reporting units exceeded their recorded value, so there is no requirement to recognize an impairment loss at this time.

Our German TEL manufacturing plant ceased operations in March, 2002. This was as expected and is part of our ongoing program to restructure operations and reduce costs in response to the declining market demand for TEL. All related severance and remediation costs were provided at December 31, 2001, and remediation activities will continue at the site.

RESULTS OF OPERATIONS

Our results for the six months to June 30, 2002 were good overall. Sales and operating income both increased by approximately 5%, and following some good tax planning we have been able to reduce our tax rate to 23% compared with 27% (adjusted for FAS 142) last year. As a result our earnings per share are 10% higher than last year (adjusted for FAS 142) and just over half of market expectations for the full year 2002.

Specialty Chemicals sales for the second quarter were $38 million, an increase of 18% over the second quarter of 2001. Specialty Chemicals SG&A costs in the second quarter included $0.4 million of costs relating to the first quarter. Adjusting for these, Specialty Chemicals operating income for the quarter was $1.6 million, compared with $3.0 million in 2001 (Adjusted for FAS 142). Specialty Chemicals sales for the six months to June 2002 were $84 million, an increase of $22.6 million or 37% over last year. Excluding the effects of acquisitions, Specialty Chemicals sales increased by $3.6 million or 6% compared with the first half of 2001. Gross profit, including acquisitions, improved to 36% of sales but increased SG&A costs have meant that operating income is only maintained at 7% of sales (Adjusted for FAS 142).

Ongoing TEL sales for the quarter ended June 30, 2002 were $57.8 million, a decrease of 32% on the unusually high sales in the second quarter, 2001. TEL cost of goods sold in the second quarter was reduced by $1.1 million, reflecting the recognition of amounts recoverable from Ethyl under the Marketing Alliance related to the first half of 2002. In prior years these amounts, computed retrospectively on an annual basis, were not material and we recognized them on receipt. Because of increases in the amounts involved we have decided that it is now more appropriate to make a prudent accrual on an ongoing basis. TEL gross profit in the second quarter, excluding the benefit of this adjustment, was 59% of sales compared with 47% last year. TEL sales for the six months to June 30, 2002 were $122.5 million, a decrease of 14% on last year. In spite of the reduced sales, TEL gross profit was maintained at $67.9 million or 55% of sales.

Sales, general and administrative costs for the first six months increased from $25.3 million in 2001 to $31.9 million. Of the total $6.6 million increase, a significant portion relates to costs in the newly acquired Specialty Chemicals companies. We are continuing to explore opportunities to reduce overall costs through operational synergies.

Our amortization charge has changed substantially. Following our adoption of FAS 142 we no longer amortize goodwill. The equivalent charge for the half year ended June 30, 2001 was $23.0 million. Further, amortization of $1.0 million (2001 - $0.8 million) relating to deferred finance costs has been reclassified as an interest expense to reflect its direct relationship with financing activities. Amortization charged of $4.3 million for the half year to June 30, 2002 relates to the intangible asset arising from permanent source interruption payments to Veritel.

Interest expense for the six month period has reduced from $10.0 million in 2001 to $8.8 million, reflecting the benefits of our refinancing in December, 2001. Our effective tax rate is 23% compared with 27% in 2001, after adjusting for the effects of FAS 142. The prior year rate includes a one-time tax refund of $5 million. The reduction in the rate is due to our continuing tax planning efforts.

LIQUIDITY AND FINANCIAL CONDITION

Cash generated from operating activities was $22.2 million for the second quarter, 2002 and $66.2 million for the half year to June 30, 2002, compared with $60.2 million in the half year to June 30, 2001. EBITDA at $70.3 million was comparable to $69.3 million in 2001. The most significant change in operating assets and liabilities was a reduction of $32.8 million in accounts receivable, which arose mainly because of the timing of TEL bulk deliveries.

In the quarter ended June 30, 2002 the third permanent source interruption payment of $15.0 million was made and 32% of this was recovered from Ethyl Corporation. The net Veritel payment of $17.2 million for the half year includes $30.0 million paid to Veritel and $12.8 million received from Ethyl's 32% contribution for those payments and the $10.0 million paid in December, 2001.

Deferred consideration payments of $3.6 million were made in respect of the 2001 acquisitions, representing 75% of the maximum amounts payable. The amounts were included in accruals at December 31, 2001.

Our net debt repayment for the half year to June 30, 2002 was $52.9 million. We drew down $10.0 million on short-term facilities, and repaid the scheduled debt instalment of $40.0 million plus an accelerated payment of $23.4 million based on our surplus cash flow for fiscal 2001. In the quarter ended June 30, 2002 we repaid $10.0 million of our revolving credit borrowings.

CRITICAL ACCOUNTING POLICIES

Our view on critical accounting policies is unchanged since December 31, 2001. The two policies that we consider the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities and to impairment of goodwill and intangible assets. Any adverse variance between actual results and our projections in these areas will impact on results of operations and financial condition.

We record environmental liabilities when they are probable and costs can be estimated reasonably. We have to anticipate the program of work required and the associated future costs. We also view the costs of vacating our main UK site ($24.9 million at 2001 year end) as a contingent liability because we have no present intention to exit the site.

We have significant goodwill and intangible assets in our balance sheet, with net amounts of $345.8 million and $51.9 million, respectively, at June 30, 2002. We regularly review carrying values by reference to future income and cash flows, but this involves anticipating trading circumstances that will apply in future years.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dennis Kerrison

     99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Alan Jarvis

     (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date: August 12, 2002                            By /s/ Dennis J Kerrison
                                                        -----------------
                                             Dennis J Kerrison
                                             President and
                                             Chief Executive Officer

Date: August 12, 2002                            By /s/ Alan G Jarvis
                                                        -------------
                                             Alan G Jarvis
                                             Vice President and
                                             Chief Financial Officer