Form 10-Q
period 2002-09-30
OCTEL CORP
filed 2002-11-13
CIK 1054905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002
Commission file number 1-13879

OCTEL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Global House Bailey Lane Manchester United Kingdom	M90 4AA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44-161-498-8889

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of October 31, 2002
Common Stock, par value $0.01	11,842,744

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

OCTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30 2002	December 31 2001
	(Unaudited)
	(millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$31.0	$43.0
Accounts receivable, less allowance of $2.4 (2001—$3.2)	79.8	114.9
Other receivable—Veritel	9.6	22.4
Inventories
Finished goods	35.6	32.2
Raw materials and work-in-progress	23.5	22.8

Total inventories	59.1	55.0
Prepaid expenses	3.9	3.0

Total current assets	183.4	238.3
Property, plant and equipment	103.0	76.5
Less accumulated depreciation	32.6	9.6

Net property, plant and equipment	70.4	66.9
Goodwill	349.5	341.7
Intangible asset	50.0	50.5
Deferred finance costs	4.9	5.9
Prepaid pension cost	96.7	82.4
Other assets	4.3	3.0

	$759.2	$788.7

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30 2002	December 31 2001
	(Unaudited)
	(millions of dollars)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 1)	$63.6	$61.9
Other payable—Veritel	30.0	60.0
Accrued expenses (note 1)	36.5	38.8
Accrued income taxes	9.3	7.5
Current portion of long-term debt (note 1)	56.8	65.1
Current portion of deferred income	2.0	2.0

Total current liabilities	198.2	235.3
Plant closure provisions (note 6)	33.0	39.5
Deferred income taxes	41.6	40.3
Long-term debt (note 1)	112.7	165.9
Deferred income	8.9	11.4
Minority interest	5.2	5.9
Stockholders’ Equity
Common stock, $0.01 par value (note 2)	0.1	0.1
Additional paid-in capital	276.7	276.5
Treasury stock (note 2)	(34.3)	(35.5)
Retained earnings	160.2	106.4
Accumulated other comprehensive Income	(43.1)	(57.1)

Total stockholders’ equity	359.6	290.4

	$759.2	$788.7

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(millions of dollars except per share)
Net sales	$116.3	$104.9	$330.3	$309.5
Cost of goods sold (note 1)	68.1	58.3	184.6	173.0

Gross profit	48.2	46.6	145.7	136.5
Operating expenses
Selling, general and administrative	15.9	15.0	47.8	40.3
Research and development	1.4	1.4	4.3	3.5
Restructuring charge (note 1)	3.1	0.3	3.1	1.6
Amortization of goodwill	—	11.6	—	34.6
Amortization of intangible assets	2.4	3.2	6.7	9.3

	22.8	31.5	61.9	89.3

Operating income	25.4	15.1	83.8	47.2
Interest expense	2.1	5.8	10.9	15.7
Other expenses/(income)	(0.8)	0.7	0.7	1.3
Interest income	(0.1)	(0.4)	(0.5)	(1.9)

Income before income taxes and Minority interest	24.2	9.0	72.7	32.1
Minority interest	0.5	1.3	2.1	2.7

Income before income taxes	23.7	7.7	70.6	29.4
Income taxes (note 5)	5.4	4.3	16.2	16.4

Net income	$18.3	$3.4	$54.4	$13.0

Earnings per share:
Basic	1.54	0.29	4.60	1.10

Diluted	1.44	0.27	4.32	1.04

Weighted average shares outstanding (in thousands)
Basic (note 3)	11,851	11,739	11,809	11,769

Diluted (note 3)	12,651	12,563	12,587	12,515

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2002	2001
	(millions of dollars)
Cash Flows from Operating Activities
Net income	$54.4	$13.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19.8	56.5
Deferred income taxes	2.6	(1.1)
Other	1.6	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	41.0	17.6
Inventories	(0.8)	14.1
Accounts payable and accrued expenses	(16.0)	(16.2)
Income taxes and other current liabilities	0.7	6.9
Other non-current assets and liabilities	(19.0)	(5.4)

Net cash provided by operating activities	84.3	85.4

Cash Flows from Investing Activities
Capital expenditures	(8.2)	(3.6)
Business combinations, net of cash acquired	(5.0)	(63.9)
Veritel	(17.2)	—
Other	(0.7)	—

Net cash used in investing activities	(31.1)	(67.5)

Cash Flows from Financing Activities
Receipt of long-term borrowings	24.7	—
Repayment of long-term borrowings	(87.9)	(0.5)
Receipt of short-term credit	1.4	—
Repurchase of common stock	—	(3.1)
Dividends paid	(0.6)	—
Proceeds on exercise of stock options	0.2	—
Minority interest	(0.7)	(0.7)

Net cash used in financing activities	(62.9)	(4.3)
Effect of exchange rate changes on cash	(2.3)	(7.5)

Net change in cash and cash equivalents	(12.0)	6.1
Cash and cash equivalents at beginning of period	43.0	37.7

Cash and cash equivalents at end of period	$31.0	$43.8

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Total Comprehensive Income
	(millions of dollars)
Balance at December 31, 2001	$0.1	$(35.5)	$276.5	$106.4	$(57.1)	$49.3
Net income	—	—	—	54.4	—	54.4
Dividend ($0.05 per share)	—	—	—	(0.6)	—	(0.6)
Derivatives(1)	—	—	—	—	(1.8)	(1.8)
Net CTA(2) change	—	—	—	—	15.8	15.8
Treasury stock issue	—	1.2	0.2	—	—	—

Balance at September 30, 2002	$0.1	$(34.3)	$276.7	$160.2	$(43.1)	$117.1

1)	Unrealized gains/(losses) on derivative instruments
2)	Cumulative translation adjustment

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on March 25, 2002.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The Company has adopted Statement of Financial Accounting Standards (FAS) 142, Goodwill and Other Intangible Assets. Accordingly, the income statement now excludes goodwill amortization charges. Amortization of deferred finance costs has been reclassified as an interest expense.

No adjustment of comparatives on the face of the income statement is required under FAS 142, but the effects on amounts reported for the nine months ended September 30, 2001 would be as follows:

	Reported	FAS 142	Adjusted
	(Millions of dollars except per share)
Operating income	$47.2	$35.7	$82.9
Income before taxes	29.4	34.6	64.0
Net income	13.0	34.6	47.6

Basic earnings per share	$1.10	$2.94	$4.04

Diluted earnings per share	$1.04	$2.76	$3.80

The Company has reviewed certain disclosures:

1)
Certain purchase accruals have been reclassified from accounts payable to accrued expenses, which management feels is more appropriate. The balance sheet at December 31, 2001 has been restated by a transfer of $14.3 million to allow consistent comparison.

2)
The revolving bank credit facility has been reclassified from current portion to the long-term element of debt. The balance sheet at December 31, 2001 has been restated by a transfer of $20.0 million to allow consistent comparison.

3)
Restructuring charges have been identified separately in the income statement. Prior year charges of $1.6 million, including third quarter $0.3 million, have been reclassified from cost of goods sold to restructuring charges to allow consistent comparison.

NOTE 2—STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

At September 30, 2002, the Company had authorised common stock of 40 million shares (December 31, 2001—40 million). Issued shares at September 30, 2002, were 14,777,250 (December 31, 2001—14,777,250) and treasury stock amounted to 2,921,006 (December 31, 2001—3,026,775).

Movements in stock options in the third quarter, 2002 were as follows:-

No.
Outstanding at June 30, 2002	1,539,253
Exercised	(7,248)
Cancelled for payment	(32,909)
Cancelled	(21,009)

Outstanding at September 30, 2002	1,478,087

NOTE 3—EARNINGS PER SHARE AND EBITDA

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Numerator:
Net income available to common shares	$18.3	$3.4	$54.4	$13.0

Denominator:
Weighted average common shares outstanding	11,851	11,739	11,809	11,769
Dilutive effect of stock options and awards	800	824	778	746

Denominator for diluted earnings per share	12,651	12,563	12,587	12,515

Net income per share	$1.54	$0.29	$4.60	$1.10

Net income per share, diluted	$1.44	$0.27	$4.32	$1.04

Earnings before interest, tax, depreciation and amortization (EBITDA) is computed as follows:
Operating income	$25.4	$15.1	$83.8	$47.2
Less other expenses	0.8	(0.7)	(0.7)	(1.3)
Add depreciation and amortization	6.4	18.4	19.8	56.5

	$32.6	$32.8	$102.9	$102.4

NOTE 4—SEGMENTAL REPORTING

The Company has three businesses for management purposes—Lead Alkyls (TEL), Petroleum Specialties and Performance Chemicals. Chlorine is not a reportable segment, but has been disclosed separately within TEL to give greater comparability with prior year amounts.The operation is to be closed at the end of 2002. To December 31, 2001 it operated on a cost recovery basis under the previous contractual terms, and so had no net sales in the prior year. Because of operational similarities, Performance Chemicals has been combined with Petroleum Specialties for reporting purposes to create the Specialty Chemicals business segment. This segmentation basis is consistent with the 2001 Annual Report. There has been no material change in total assets or liabilities by segment since December 31, 2001.

The following table presents a summary of the Company’s reportable segments for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(millions of dollars)
Net Sales
TEL—Ongoing	$66.3	$59.1	$188.8	$202.3
TEL—Chlorine	3.4	—	10.9	—

	69.7	59.1	199.7	202.3
Specialty Chemicals	46.6	45.8	130.6	107.2

Total	$116.3	$104.9	$330.3	$309.5

Gross Profit
TEL—Ongoing	$34.3	$30.5	$102.2	$99.3
TEL—Chlorine	(0.5)	—	(0.8)	—

	33.8	30.5	101.4	99.3
Specialty Chemicals	14.4	16.1	44.3	37.2

Total	$48.2	$46.6	$145.7	$136.5

Operating Income
TEL—Ongoing	$29.8	$14.8	$89.5	$51.4
TEL—Chlorine	(0.5)	—	(0.8)	—

	29.3	14.8	88.7	51.4
Specialty Chemicals	3.0	4.2	8.6	8.1
Corporate Costs	(3.8)	(3.6)	(10.4)	(10.7)
Restructuring Charge:
TEL—Ongoing	(0.6)	(0.3)	(0.6)	(1.6)
TEL—Chlorine	(1.6)	—	(1.6)	—
Specialty Chemicals	(0.9)	—	(0.9)	—

Total	$25.4	$15.1	$83.8	$47.2

NOTE 5—INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:-

	Nine Months Ended September 30
	2002	2001
Statutory rate	35.0%	35.0%
Increase (decrease) resulting from:
Foreign tax rate differential	(12.0)	(29.7)
Amortization of goodwill	—	50.6

	23.0%	55.9%

The reduction in the effective tax rate is mostly due to the effect of FAS 142 (note 1) which has removed non-deductible amortization expense in 2002.

NOTE 6—PLANT CLOSURE PROVISIONS

	2002	2001
	(millions of dollars)
Balance at January 1	$39.5	$35.6
Exchange effect	1.0	(1.0)
Acquired	—	1.4
Charge for the period	3.1	5.7
Expenditure	(10.6)	(7.1)

Balance at September 30	33.0	$34.6

Expenditure of $7.2 million in the first nine months of 2002 related to personnel severance costs incurred as part of the Company’s ongoing program of downsizing and restructuring of operations to respond to declining demand for TEL. The balance of $3.4 million related to environmental remediation activities.

NOTE 7—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Amortization of goodwill reduced the third quarter, 2001 net income by $11.6 million after tax, or $0.92 per share (diluted) and $34.6 million after tax, or $2.76 per share (diluted), for the first nine months of 2001. All comparisons of operating and net income are made on a post FAS 142 basis.

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

In August, 2001 FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for the disposal by sale of long-lived assets. The standard is effective for fiscal years beginning after

December 15, 2001. The Company adopted FAS 144 effective January 1, 2002 and it did not have a material effect on the Company’s financial position, results of operations or liquidity.

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

In July 2002, FAS 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company must adopt this standard for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effect that this standard will have on its financial position and results of operations.

NOTE 8—BANK COVENANTS

The Company’s principal credit facility comprises a term loan of $122 million and a revolving credit facility of $40 million of which $35 million had been drawn down at September 30, 2002. This credit facility requires, among other matters, compliance with certain financial ratio covenants, specifically an operating cash/net finance charge ratio, EBITDA/net interest ratio and net debt/EBITDA ratio, on a rolling twelve month basis calculated quarterly.

The Company was not in compliance with the operating cash/net finance charge ratio covenant under the credit facility as at September 30, 2002. However, the Company has requested and received a waiver through December 31, 2002 of this breach. Subsequent breaches of the financial covenants under the credit facility could result in acceleration of the Company’s indebtedness in which case the debt would become immediately due and payable. However, management fully expects to be in compliance with the operating cash/net finance charge ratio and other financial covenant when they are required to be calculated again as at December 31, 2002 and also for the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

RECENT DEVELOPMENTS

At the end of December, 2001, we were notified, under the terms of our marketing, supply and service agreement with Veritel Chemicals BV, of a permanent source interruption in the supply of TEL from their supplier. This triggered phased payments to Veritel of $70 million, of which 32% is recoverable under a separate agreement from Ethyl Corporation. The first payment of $10 million was made in December,

2001. A further total of $30 million has been paid in 2002 and Ethyl’s contribution to all payments to date has been received.

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

In the third quarter, 2002 we have recorded a $3.1 million restructuring charge as part of a group-wide program to reduce the TEL asset and cost base in line with declining demand and to ensure that the correct infrastructure and systems exist to globalize the Specialty Chemicals business. Further restructuring will arise from this program. We have presently identified a possible $8 million of costs which may be eligible for provision in the fourth quarter, but work is ongoing to quantify these charges.

RESULTS OF OPERATIONS

Our results for the nine months to September 30, 2002 were satisfactory overall. Sales increased by 7% and operating income increased by approximately 1% (adjusted for FAS 142) over 2001 levels. Through effective tax planning we have been able to reduce our effective tax rate to 23% compared with 26% (adjusted for FAS 142) last year. As a result our earnings per share are 14% higher than last year (adjusted for FAS 142) and in line with market expectations.

Specialty Chemicals sales for the third quarter were $46.6 million, an increase of 2% over the third quarter of 2001, and gross profit was 31% of net sales compared with 35% in 2001. This reflects the change in sales mix, the temporary loss of our detergent additives business, and the continuing softness in the market as customers attempt to economize on the use of performance fuel additives. Year to date Specialty Chemicals sales were 22% ahead of last year mainly due to the 2001 acquisitions, and gross profit at 34% of sales is consistent with 2001 levels.

TEL has completed a successful nine months to the end of September 30, 2002 which has seen ongoing operating income (adjusted for FAS 142) increase by $4.6 million to $89.5 million in spite of a 7% reduction in sales revenue. Sales volumes were 9% down on 2001, offset by improved pricing. Cost of goods sold was reduced by $1.5 million, reflecting the recognition of amounts recoverable from Ethyl under the Marketing Alliance related to the nine months to September 30, 2002. In prior years these amounts, computed retrospectively on an annual basis, were not significant and we recognized them on receipt. Because of increases in the amounts involved we have decided that it is now more appropriate to make a prudent accrual on an ongoing basis.

Sales, general and administrative costs for the first nine months increased from $40.3 million in 2001 to $47.8 million. A significant portion of this $7.5 million increase relates to costs in the newly acquired Specialty Chemicals companies. We are continuing to reduce overall costs through the exploitation of operational synergies and we expect the benefit of this to be seen in the second half of 2003.

We have identified restructuring charges separately in this report for the first time, and to allow a consistent comparison we have reclassified similar 2001 items from cost of goods sold. Charges for the first nine months of 2002 were $3.1 million compared with a 2001 charge of $1.6 million. All 2001 charges related to the TEL business, but the 2002 total comprises:
1)	$1.6 million for Chlorine, severance costs for 26 UK employees;
2)	$0.6 million for TEL, severance costs for 2 UK employees; and
3)	$0.9 million for Specialty Chemicals, severance costs for 11 UK employees.

Movements in the restructuring provision in the nine-month period are as follows:

	At January 1	Exchange Effect	Charge	Expenditure	At September 30
	(millions of dollars)
TEL severance	$7.1	$0.1	$0.6	$(7.0)	$0.8
Chlorine severance	—	—	1.6		1.6
Specialty severance	—	—	0.9	(0.2)	0.7

	$7.1	$0.1	$3.1	$(7.2)	$3.1

The TEL provision at 1 January related mainly to the closure of our German manufacturing plant, which ceased production in March, 2002. Most of the severance costs provided have now been paid.

Our amortization charge has changed substantially. Following our adoption of FAS 142 we no longer amortize goodwill. The equivalent charge for the nine months to September 30, 2001 was $34.6 million. Further, amortization of $1.6 million (2001—$1.1 million) relating to deferred finance costs has been reclassified as an interest expense to reflect its direct relationship with financing activities. Amortization charged of $6.7 million for the year to September 30, 2002 relates to the intangible asset arising from permanent source interruption payments to Veritel.

Interest expense for the nine-month period has reduced from $15.7 million in 2001 to $10.9 million, reflecting the benefits of our refinancing in December, 2001. Our effective tax rate is 23% compared with 26% in 2001, after adjusting for the effects of FAS 142. The prior year rate includes a one-time tax refund of $5 million. The reduction in the rate is due to our continuing tax planning efforts.

LIQUIDITY AND FINANCIAL CONDITION

Cash generated from operating activities was $18.1 million for the third quarter, 2002 and $84.3 million for the year to September 30, 2002, compared with $85.4 million in the year to September 30, 2001. EBITDA at $102.9 million was comparable to $102.4 million in 2001. The most significant change in operating assets and liabilities was a reduction of $41.0 million in accounts receivable, which arose mainly because of the timing of TEL bulk deliveries.

In the quarter ended September 30, 2002, no permanent source interruption payments were made to Veritel. The net Veritel payment of $17.2 million for the year to date includes $30.0 million paid to Veritel and $12.8 million received from Ethyl’s 32% contribution for those payments and the $10.0 million paid in December, 2001. Our share of the outstanding payments is $20.4 million and we expect to make payments of $13.6 million in the fourth quarter and $6.8 million in the first quarter, 2003.

Deferred consideration payments of $3.6 million were made in respect of the 2001 acquisitions, representing 75% of the maximum amounts payable. The amounts were included in accruals at December 31, 2001.

Our net debt repayment for the nine months to September 30, 2002 was $61.8 million. The analysis between long-term and short-term has been restated to reflect the reclassification of revolving credit

(see Note 1). We have drawn down $15.0 million of revolving credit facilities, and repaid scheduled debt instalments amounting to $65.0 million plus an accelerated payment of $23.4 million based on our surplus cash flow for 2001. No further debt repayments are scheduled for 2002. Octel Starreon replaced intercompany financing with third party long-term debt of $10 million, of which $1.7 million is due within one year.

Following our announcement in August of a semi-annual dividend of 5 cents per share, the first payment was made on September 30, 2002.

As discussed in Note 8, we were not in compliance at September 30, 2002 with one of the financial covenants required by the credit facility. However, we have requested and received a waiver through December 31, 2002 of this breach and we fully expect to be in compliance with all the financial covenants when they are required to be calculated again as at December 31, 2002 and also for the foreseeable future.

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

We have significant goodwill and intangible assets in our balance sheet, with net amounts of $349.5 million and $50.0 million, respectively, at September 30, 2002. We regularly review carrying values by reference to future income and cash flows, but this involves anticipating trading circumstances that will apply in future years.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

Some of the information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking comments within the meaning of the Private Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate manufacturing and blending facilities, offices and laboratories around the world, with the largest facility based in the UK, and use floating rate debt to finance our global operations. We are, therefore, subject to business risks inherent in non-US activities, including political and economic uncertainties, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. We believe that the political and economic risks are mitigated due to the stability of the countries in which our largest operations are based.

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

ITEM 4—CONTROLS AND PROCEDURES

Within 90 days of the filing date of this 10-Q Report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information that is required to be included in the periodic reports that we must file with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.2	Certificationpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Dennis Kerrison

99.3	Certificationpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Alan Jarvis

(b) Reports on Form 8-K

On August 13, 2002 the Company filed a Form 8-K regarding the adoption of a semi-annual dividend policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date: November 13, 2002	By /s/ Dennis J Kerrison
Dennis J Kerrison
President and
Chief Executive Officer

Date: November 13, 2002	By /s/ Alan G Jarvis
Alan G Jarvis
Vice President and
Chief Financial Officer

CERTIFICATION BY DENNIS J KERRISON PURSUANT TO
SECURITIES EXCHANGE ACT 1934 RULE 13a – 14 and 15d-14

I, Dennis J Kerrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Octel Corp.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/  Dennis J Kerrison
Dennis J Kerrison
President and Chief Executive Officer

CERTIFICATION BY ALAN G JARVIS PURSUANT TO
SECURITIES EXCHANGE ACT 1934 RULE 13a – 14 and 15d-14

I, Alan G Jarvis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Octel Corp.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/  Alan G Jarvis
Alan G Jarvis
Vice President and Chief Financial Officer