Form 10-K
period 2002-12-31
OCTEL CORP
filed 2003-03-28
CIK 1054905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

Securities registered pursuant to Section 12 (g)  of the Act:     None

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

                                        Yes   X
                                           -------
                                        No _______

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2002) was $143 million, based on the closing price of the common shares on the New York Stock Exchange on June 28, 2002. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 28, 2003 11,861,208 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Certain portions of Octel Corp.'s proxy statement to be mailed to stockholders on or about March 24, 2003 for the annual meeting of Stockholders to be held on May 6, 2003 are incorporated in Part III hereof by reference.

PART 1

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

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 23 of the 2002 Annual Report to Stockholders (the "Report") are incorporated herein by reference.

Segmental Information

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes - TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.
Note 2 on the Financial Statements included in the Report (the "Financial Statements") on pages 33 and 34 of the Report, is incorporated herein by reference.

Description of the Business

The Company is an international chemical company specialising in the manufacture, distribution and marketing of fuel additives and specialty chemicals. The Company is organised into two business units for reporting purposes - TEL and Specialty Chemicals.

TEL

TEL, the most significant of the Company's products, accounted for approximately 57% of the Company's 2002 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid, reducing engine wear. Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a rate of decline in volume terms in the last few years of between 15% and 25% per annum. Management believes that a decrease of 15% to 25 % will arise in 2003, and that volumes will continue to decline year on year.

The Company intends to manage the decline safely (from an environmental perspective) and effectively and to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Specialty Chemicals

The Specialty Chemicals Business Unit comprises two developing business areas - Petroleum Specialties and Performance Chemicals.

The Petroleum Specialties business develops, produces and markets a range of specialty products, used as additives to fuels. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Specialties unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. There is an ongoing program of growth through mergers and acquisitions. These have included the joint venture in Valvemaster(R) Limited, our 50% owned US subsidiary Octel Starreon LLC and wholly owned subsidiaries including Octel Deutschland GmbH, the Gamlen group, CP Manufacturing BV, CP3500 International Limited, the Bycosin AB group and Octel Exhaust Systems Limited.

The Performance Chemicals focus going forward is to develop high performance and in particular environmentally friendly products from its technology base. The major current product is the Octaquest(R) family of products, originally developed for the detergent market but now being adapted to new markets in personal care, paper and photographics. Subsidiaries include Manhoko Limited, Hi-Mar Specialties Inc and ProChem Chemicals Inc.

Raw Materials

Raw material purchases account for a substantial portion of the Company's manufacturing costs. The major purchases are lead, sodium, ethyl chloride and dibromoethane. These materials are available readily from more than one source, and the Company uses long term contracts (generally with fixed prices and escalation terms) to enhance the security of supply and manage the risk of price escalation.

Patents and Intellectual Property

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes. These trademarks and patents relate primarily to the Petroleum Specialties and the Performance Chemicals businesses, in which intellectual property forms a significant part of the Company's competitive strengths. The majority of these patents were developed by the Company. Most of these patents, subject to maintenance obligations, including the payment of renewal fees, have at least ten years life remaining. The Company also holds a license for the manufacture of fuel detergents. The Company has trademark registrations for the use of the name Octel(R) and for the Octagon device in Classes 1 and 4 of the "International Classification of Goods and Services for the

Purposes of the Registration of Marks" in all countries in which it has a significant market presence. Octel also has trademark registrations for Octaquest(R) in all countries in which it has a significant market presence. The Company has applications in progress for a number of other trademark registrations in several jurisdictions.

Octel America Inc., a subsidiary of the Company, has trademarks for Ortholeum(R), a lube oil additive antioxidant and metal deactivator, Ocenol(R), an antifoam for refinery use, and Valvemaster(R), a valve seat recession additive. The Company does not consider its business as a whole to be dependent on any one trademark, patent or licence.

Customers

TEL sales are made principally to the retail refinery market, which comprises independent, state or major oil company-owned refineries located throughout the world. Selling prices to major customers are negotiated under long-term supply agreements, with varying prices and terms of payment.

The Company has one significant customer whose sales represent more than ten per cent of consolidated revenues. Sales to that customer in 2002, 2001 and 2000 were $62.6 million, $80.5 million and $68.1 million, respectively.

The customers of the Specialty Chemicals business are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies that had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

Competition

In the TEL market Octel competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as North America and Europe. As a result, worldwide demand for TEL is progressively declining as the use of unleaded gasoline becomes more widespread. On a worldwide basis Octel remains the largest TEL marketer.

The Company's Specialty Chemicals business operates in a competitive environment, with its main competitors being large oil and chemical companies. No one company holds a dominant market share. The Company considers its competitive strengths are its strong technical development capacity, independence from major oil companies and its strong long-term relationships with refinery customers.

Ethyl Agreements

The "Nature of Operations" policy in Note 1 on the Financial Statements, on page 31 of the Report, is incorporated herein by reference.

Octel supplies Ethyl on a wholesale basis with TEL for resale to customers in the United States under two separate long term supply agreements at prices adjusted annually through agreed formulas.

Technology

The Company's principal research and development facilities are located in the Fuel Technology Centre at Bletchley, UK, together with facilities at Ellesmere Port, UK. The Company's research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $6.0 million, $5.1 million and $3.1 million in 2002, 2001 and 2000, respectively. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest(R) has enabled the Company to enter into a new market in the performance chemicals area.

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

The principal sites giving rise to environmental remediation liabilities are the former TEL operating sites at Paimboeuf in France and Doberitz and Biebenheim in Germany, together with the Ellesmere Port site in the UK, which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf and Biebenheim. Doberitz ceased to manufacture in March, 2002 so remediation work is still at an early stage. At Ellesmere Port there is a continuing remediation program related to those units which have closed.

We record environmental liabilities when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgement by management. Note 11 on the Financial Statements, which quantifies environmental liabilities and provisions, is incorporated by reference.

Human Resources

The Company's workforce at December 31, 2002 consisted of 932 employees, of which 493 were in the UK. Over half of the Company's employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.

The Company has in place an employee communication program to help its employees understand the business issues surrounding the Company and the corporate restructuring that has been implemented to respond to declining TEL demand and to the developing Specialty Chemicals business. Regular briefings are conducted by line managers where Company-wide and departmental issues are discussed.

More formal communication takes place with the trade unions recognized by the Company for negotiating and consultative purposes.

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, United States of America. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The Company also makes available, free of charge, through its Internet website (http://www.octel-corp.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Item 2     Properties

A summary of the Company's principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:-

Location                        Principal Operations

Newark, Delaware, US/(1)/       Octel Corp. Headquarters
Manchester, UK/(1)/             Octel Corp. European Headquarters
Ellesmere Port, UK              Associated Octel; Business Teams; Manufacturing;
                                Research & Development; Administration
Bletchley, UK                   Fuel Technology Center
Herne, Germany/(1)/             Octel Deutschland GmbH; Manufacturing and
                                Administration
Zug, Switzerland/(1)/           OBOAdler Limited; Sales and Administration
Karlstad, Sweden                Bycosin AB; Manufacturing and Administration
Vernon, France                  Gamlen SA; Manufacturing and Administration
High Point, North Carolina, US  ProChem Chemicals Inc.; Manufacturing and
                                Administration

/(1)/  Leased property

On January 1, 2002 the Octel Corp. headquarters relocated within Newark. Its new address is 220 Continental Drive, Newark, DE 19713. The group's TEL manufacturing site is at Ellesmere Port. Its TEL manufacturing capacity is currently 30,000 metric tons (mt) per annum. Novoktan plant at Doberitz in Germany had a capacity of 9,600 mt per annum but closed as expected in March, 2002 and is excluded from the list above. Actual annual operating levels are under review as part of management's response to the decline in TEL markets. There is also a chlorine plant (46,000 mt per annum) at Ellesmere Port, but manufacture of the main product ceased at December 31, 2002.

The group's Specialty Chemicals manufacturing capacity at Ellesmere Port comprises a detergent plant (3,500 mt per annum) and an EDDS plant (1,500 mt per annum) for the manufacture of Octaquest(R).

Item 3     Legal Proceedings

There are no material pending legal or governmental proceedings involving the Company, its subsidiaries or any of its properties. Furthermore, no director, officer or affiliate of the Company or any associate of any director or officer is involved, or has a material interest in, any proceedings which would have a material adverse effect on the Company.

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. There are currently no such proceedings.

Item 4     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5     Market for the Registrant's Common Equity and Related Stockholder
           Matters

The Company's common stock is listed on the New York Stock Exchange (symbol-
OTL). As of February 28, 2003 there were approximately 1,927 registered holders of the common stock.

Quarterly stock prices on page 46 of the Report are incorporated herein by reference.

Following the announcement in August, 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September, 2002.

The borrowings entered into by the Company restrict the Company's ability to pay dividends or buy back stock. Dividend payments and stock buy-backs may only be made if the Company:
1) is in compliance with the borrowings agreements (including certain financial covenants);
2) will be compliant following the proposed payments and buy-backs, and;
3) has provided the Company's bankers with appropriate notice of the proposed payments and buy-backs.

The Company also has securities authorized for issuance under equity compensation plans. The information contained in item 12 under the heading "Shares authorized for issuance under equity compensation plans" is incorporated herein by reference.

Item 6     Selected Financial Data

The Financial Highlights on page 2 of the Report and the Quarterly Summary on page 46 of the Report are incorporated herein by reference.

The results of operations and financial condition of the group in 2001 include the effects of seven acquisitions made during the year. Note 6 on the Financial Statements is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Results of Operation and Financial Condition

The discussion on pages 18 through 23 of the Report is incorporated herein by reference.

Liquidity and financial condition

The Company's results for the year have historically been affected significantly by non-cash costs such as depreciation and amortization. In reviewing cash flows the Company has looked to EBITDA as a useful measure of the cash contribution from operations. A reconciliation between net cash provided by operating activities and EBITDA is set out in Exhibit 12.1.

The Company's principal credit facility comprises a term loan with a remaining balance of $122 million and a revolving facility of $40 million of which $25 million had been drawn down at December 31, 2002. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically an operating cash/net finance charge ratio, EBITDA/net interest expense ratio and net debt/EBITDA ratio, on a rolling twelve month basis calculated quarterly.

As reported in our September Form 10-Q, the Company was not in compliance with the operating cash/net finance charge ratio covenant under the credit facility as at September 30, 2002. However, the Company requested and received a waiver of the covenant breach under which the lenders have waived their right to all remedies resulting from this breach. The Company was in compliance with all covenants as at December 31, 2002.

The Company has been concerned about the uncertainties in Venezuela, and on their impact on the Company's ability to meet the covenant requirements of the facility in the short term. The Company has taken the opportunity to review with the bank syndicate the covenant requirements and scheduled repayments under the facility. On March 27, 2003 the Company obtained agreement to a rescheduling of debt repayments originally scheduled to take place during 2003 until later in 2003 and 2004, and to amendments to the parameters of some covenant ratios for 2003. The Company is confident that it will be in compliance with these revised terms throughout 2003.

Note 12 on the Financial Statements is incorporated herein by reference. The projected annual maturities in Note 12 did not anticipate the rescheduling of loan repayments. The table, amended to reflect the new term loan profile, is set out below:

(in millions)    2003          $ 26.8
                 2004           126.4
                 2005             1.7
                 2006             1.7
                 2007             1.7
                 Thereafter       0.9
                             ----------
                               $159.2
                             ==========

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Octel's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to environmental remediation, impairment of goodwill and intangible assets, pension accounting, restructuring costs and marketing agreements with Ethyl. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 on the Notes on the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Financial Statements.

"Critical Accounting Policies" on pages 20 and 21 of the Report is incorporated herein by reference.

Contractual commitments

"Contractual Commitments" on page 22 of the Report, and Note 8 on the Notes to the Financial Statements, are incorporated by reference.

Item 7a    Quantitative and Qualitative Disclosure About Market Risk

Information relating to the Company's exposure to market risk on pages 21, 22 and 44 of the Report is incorporated herein by reference.

Item 8     Financial Statements and Supplementary Data

The consolidated financial statements, together with the report of PricewaterhouseCoopers LLP dated February 10, 2003 and quarterly financial information, which are on pages 18 through 46 of the Report, are incorporated herein by reference. The Financial Highlights on page 2 of the Report are also incorporated herein by reference.

Item 9 Changes In and Disagreement with Accountants on Accounting and Financial Disclosures

PricewaterhouseCoopers have served as independent public accountants for fiscal year 2002. On January 1, 2003 PricewaterhouseCoopers became the limited liability partnership PricewaterhouseCoopers LLP.

PART III

Item 10    Directors and Executive Officers of the Registrant

Information under the heading "Management" set out in the proxy statement relating to the 2003 Annual Meeting of Stockholders dated May 6, 2003 ("The Proxy Statement") is incorporated herein by reference.

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

Shares Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002.

----------------------------------------------------------------------------------------------------------------------------
         Plan Category              Number of Shares to be           Weighted average                Number of securities
                                    issued upon exercise of          exercise price of             remaining available for
                                     outstanding [options,          outstanding [options,              future issuance
                                     warrants and rights]           warrants and rights]
----------------------------------------------------------------------------------------------------------------------------
                                              (a)                             (b)                           (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               1,477,723                        $10.69                        374,665
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                   0                              0                              0
----------------------------------------------------------------------------------------------------------------------------

Total                                      1,477,723                        $10.69                        374,665
----------------------------------------------------------------------------------------------------------------------------

Item 13    Certain Relationships and Related Transactions

The information under the heading " Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14    Control Procedures

           "Controls and Procedures" on pages 22 and 23 of the Report are incorporated by reference.

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)    Financial Statements

            The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 10, 2003 appearing on pages 18 through 46 of the 2002 Annual Report to Stockholders, are incorporated by reference in Item 8.

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

            7.2 $100,000,000 term loan agreement between Octel Corp., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999 (6).

            7.3 US$250,000,000 Facilities Agreement dated 29 October, 2001 for Octel Corp. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent.(11)
            10.1   Tax Disaffiliation Agreement between GLCC and the Registrant.
                   (1)
            10.2 Corporate Services Transition Agreement between GLCC and the Registrant. (1)
            10.3 Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)
            10.4 Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)
            10.5 Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)
            10.6   Ethyl Corporation Market and Sales Agreement. (4)
            10.7   Octel Corp. Non Employee Directors Stock Option Plan. (4)
            10.8 Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)
            10.9 Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)
            10.10 Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)
            10.11  Octel Corp. Time Restricted Stock Option Plan. (3)
            10.12  Octel Corp. Performance Related Stock Option Plan. (3)
            10.13  Associated Octel Savings-Related Stock Option Plan. (3)
            10.14  Form of Octel Corp. Approved Company Share Option Plan. (8)
            10.15  Form of Octel Corp. Profit Sharing Share Scheme. (8)
            10.16 Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)
            10.17 Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)
            10.18  Consultancy Agreement between Octel Corp. and Robert E Bew.
                   (9)
            10.19 Employment offer letter from the The Associated Octel Company Limited to Ian A Watling.(10)
            10.20 Employment offer letter from The Associated Octel Company Limited to Philip J Boon.(10)
            10.21  Executive Services agreement, Richard Shone
            10.22  Contract of Employment, Sharon Todd
            10.23  Contract of Employment, Ian McRobbie
            10.24  Contract of Employment, Paul Jennings
            10.25  Contract of Employment, Alexander Dobbie
            12.1   Statement Regarding Computation of Financial Ratios.
            13.1   2002 Annual Report of Octel Corp.
            13.2 Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)
            21.1   Subsidiaries of the Registrant.
            24.1 Powers of Attorney of Directors and Officers of the Registrant (4).
            99.1   Consolidated Financial Statements of OBOAdler Company Limited
                   as of June 30, 1999 and for the year then ended (7).
            99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dennis Kerrison.
            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Paul Jennings.

            Notes

            (1) Incorporated by reference to the Company's amendment dated April 21, 1998, to a previously filed Form 10-/A.
            (2) Incorporated by reference to the Company's Form 10-/A previously filed on April 10, 1998.
            (3) Incorporated by reference to the Company's amendment dated May 4, 1998 to a previously filed form 10-/A.
            (4) Incorporated by reference to the Company's form S-4 previously filed on October 1, 1998.
            (5)    Filed with the Company's form 10Q on November 10, 1998.
            (6)    Filed with the Company's form 8-K on November 12, 1999.
            (7)    Filed with the Company's form 8-K/A on January 20, 2000.
            (8)    Filed with the Company's form 10-K on March 26, 1999.
            (9)    Filed with the Company's form 10-K on March 27, 2000.
            (10)   Filed with the Company's form 10-K on March 26, 2001
            (11)   Filed with the Company's form 10-K on March 25, 2002.

(b)     Reports on Form 8-K

     On August 13, 2002 the Company filed a Form 8-K regarding the adoption of a semi-annual dividend policy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      OCTEL CORP.           By:         /s/ Dennis J Kerrison
      (Registrant)                      DENNIS J KERRISON
      Date:                             President, Chief Executive
      March 28, 2003                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         March 28, 2003                 /s/ Paul W Jennings
                                        ----------------------------------------
                                        Paul W Jennings, Vice President and
                                        Chief Financial Officer

         March 28, 2003                 /s/ Robert E Bew
                                        ----------------------------------------
                                        Dr Robert E Bew, Chairman and Director

         March 28, 2003                 /s/ Dennis J Kerrison
                                        ----------------------------------------
                                        Dennis J Kerrison, President, Chief
                                        Executive Officer and Director

         March 28, 2003                 /s/ Martin M Hale
                                        ----------------------------------------
                                        Martin M Hale, Director

         March 28, 2003                 /s/ Samuel A Haubold
                                        ----------------------------------------
                                        Samuel A Haubold, Director

         March 28, 2003                 /s/ James Puckridge
                                        ----------------------------------------
                                        James Puckridge, Director

         March 28, 2003                 /s/ Benito Fiore
                                        ----------------------------------------
                                        Dr Benito Fiore, Director

         March 28, 2003                 /s/ Charles M Hale
                                        ----------------------------------------
                                        Charles M Hale, Director

                 CERTIFICATION BY DENNIS J KERRISON PURSUANT TO
              SECURITIES EXCHANGE ACT 1934 RULE 13a - 14 and 15d-14

I, Dennis J Kerrison, certify that:

1.   I have reviewed this annual report on Form 10-K of Octel Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Dennis J Kerrison
----------------------------------------------
Dennis J Kerrison
President and Chief Executive Officer

                  CERTIFICATION BY PAUL W JENNINGS PURSUANT TO
              SECURITIES EXCHANGE ACT 1934 RULE 13a - 14 and 15d-14

I, Paul W Jennings, certify that:

1.   I have reviewed this annual report on Form 10-K of Octel Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Paul W Jennings
--------------------------------------------
Paul W Jennings
Vice President and Chief Financial Officer