Form 10-Q
period 2003-03-31
OCTEL CORP
filed 2003-05-09
CIK 1054905

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               -----------------

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2003

                        Commission file number 1-13879

                               -----------------

                                  OCTEL CORP.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                  98-0181725
                  (State or other             (IRS Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                   Global House
                    Bailey Lane
                    Manchester
                  United Kingdom                 M90 4AA
               (Address of principal
                executive offices)             (Zip Code)

    Registrant's telephone number, including area code: 011-44-161-498-8889

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Securities Exchange Act of 1934). Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                                         Outstanding as of April
                       Class                    30, 2003
                       -----                    --------
              Common Stock, par value
                        $0.01                  11,883,262

================================================================================

                               TABLE OF CONTENTS

PART 1.  Financial information

Consolidated balance sheets - March 31, 2003 and December 31, 2002..........................  3
Consolidated statements of income - three months ended March 31, 2003 and March 31, 2002....  5
Consolidated statements of cash flows - three months ended March 31, 2003 and March 31, 2002  6
Consolidated statement of stockholders' equity..............................................  7
Consolidated statements of comprehensive income.............................................  7
Notes to unaudited consolidated financial statements........................................  8
Management's discussion and analysis of financial condition and results of operations....... 14
   Recent developments...................................................................... 14
   Factors affecting our results............................................................ 14
   Results of operations.................................................................... 14
   Liquidity and financial condition........................................................ 15
   Critical accounting policies............................................................. 16
   Quantitive and qualitative disclosures about market risk................................. 17
   Controls and procedures.................................................................. 17

PART II.  Other information

Exhibit 99. Certification................................................................... 21


          CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

   Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future--including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results--are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these foward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, moreover, there can by no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                         OCTEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           March 31     December 31
                                                             2003          2002
                                                          -----------   -----------
                                                          (Unaudited)
                                                          (millions of dollars except
                                                          share and per share data)
                         ASSETS
Current assets
 Cash and cash equivalents...............................   $ 31.3        $ 26.7
 Accounts receivable, less allowance of $2.6 (2002--$3.1)     72.3          80.7
 Other receivable--Veritel...............................      3.2           3.2
 Inventories
   Finished goods........................................     35.3          25.3
   Raw materials and work-in-progress....................     21.0          30.4
                                                            ------        ------
       Total inventories.................................     56.3          55.7
 Prepaid expenses........................................      2.1           5.5
                                                            ------        ------
       Total current assets..............................    165.2         171.8
Property, plant and equipment (note 9)...................     94.0          88.9
 Less accumulated depreciation...........................    (38.7)        (32.1)
                                                            ------        ------
 Net property, plant and equipment.......................     55.3          56.8
Goodwill.................................................    350.6         352.8
Intangible asset.........................................     49.6          50.9
Deferred finance costs...................................      3.9           4.4
Prepaid pension cost.....................................    105.5         105.2
Other assets.............................................      6.0           5.9
                                                            ------        ------
                                                            $736.1        $747.8
                                                            ======        ======

  The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES

                                                                           March 31     December 31
                                                                             2003          2002
                                                                          -----------   -----------
                                                                          (Unaudited)
                                                                          (millions of dollars except
                                                                          share and per share data)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank overdraft........................................................   $  1.7        $  4.0
   Accounts payable......................................................     42.0          55.2
   Other payable--Veritel................................................     10.0          10.0
   Accrued liabilities...................................................     47.1          45.9
   Accrued income taxes..................................................     11.8          13.7
   Current portion of plant closure provisions (note 6)..................      6.0            --
   Current portion of long-term debt.....................................     38.6          56.8
   Current portion of deferred income....................................      2.0           2.0
                                                                            ------        ------
       Total current liabilities.........................................    159.2         187.6
Plant closure provisions (note 6)........................................     26.0          36.4
Deferred income taxes....................................................     41.5          41.7
Deferred income..........................................................      7.9           8.4
Long-term debt...........................................................    120.1         102.4
Other liabilities........................................................      2.8           4.2
Minority interest........................................................      5.5           4.6
Stockholders' Equity
   Common stock, $0.01 par value (authorized 40,000,000 shares, issued
     14,777,250 shares)..................................................      0.1           0.1
   Additional paid-in capital............................................    276.7         276.7
   Treasury stock (2,898,195 and 2,934,420 shares at cost, respectively).    (34.1)        (34.5)
   Retained earnings.....................................................    168.8         157.9
   Accumulated other comprehensive income................................    (38.4)        (37.7)
       Total stockholders' equity........................................    373.1         362.5
                                                                            ------        ------
                                                                            $736.1        $747.8
                                                                            ======        ======

  The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Three Months Ended
                                                                  March 31
                                                              --------------------------
                                                                2003          2002
                                                                -------       -------
                                                              (millions of dollars except
                                                              share and per share data)
 Net sales................................................... $  97.7       $ 114.5
 Cost of goods sold..........................................   (57.7)        (65.2)
                                                                -------       -------
 Gross profit................................................    40.0          49.3
 Operating expenses
    Selling, general and administrative......................   (17.2)        (15.9)
    Research and development.................................    (1.2)         (1.4)
    Amortization of intangible assets........................    (2.6)         (2.1)
                                                                -------       -------
                                                                (21.0)        (19.4)
                                                                -------       -------
 Operating income............................................    19.0          29.9
 Interest expense............................................    (2.5)         (4.0)
 Other expenses..............................................    (0.7)         (0.7)
 Interest income.............................................     0.1           0.2
                                                                -------       -------
 Income before income taxes and minority interest............    15.9          25.4
 Minority interest...........................................    (0.9)         (0.8)
                                                                -------       -------
 Income before income taxes..................................    15.0          24.6
 Income taxes (note 5).......................................    (4.6)         (6.2)
 Cumulative effect of change in accounting principle (note 9)     0.5            --
                                                                -------       -------
        Net income........................................... $  10.9       $  18.4
                                                                =======       =======
 Earnings per share (note 3):
    Basic.................................................... $  0.92       $  1.56
                                                                =======       =======
    Diluted.................................................. $  0.88       $  1.47
                                                                =======       =======
 Weighted average shares outstanding (in thousands) (note 3):
    Basic....................................................  11,825        11,756
                                                                =======       =======
    Diluted..................................................  12,351        12,454
                                                                =======       =======

  The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months
                                                                              Ended March 31
                                                                              --------------------
                                                                               2003       2002
                                                                               ------     ------
                                                                              (millions of dollars)
Cash Flows from Operating Activities
Net income................................................................... $ 10.9     $ 18.4
Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation and amortization...............................................    5.8        5.4
 Deferred income taxes.......................................................   (0.2)       1.7
 Other.......................................................................   (0.9)        --
 Profit on disposal of equipment.............................................   (0.5)        --
 Changes in operating assets and liabilities:
   Accounts receivable and prepaid expenses..................................   12.5       15.0
   Inventories...............................................................   (0.1)       3.2
   Accounts payable and accrued liabilities..................................  (13.4)       1.4
   Income taxes and other current liabilities................................   (2.0)       0.2
   Other non-current assets and liabilities..................................   (6.6)      (1.3)
                                                                               ------     ------
       Net cash provided by operating activities.............................    5.5       44.0

Cash Flows from Investing Activities
Capital expenditures.........................................................   (1.2)      (1.6)
Veritel......................................................................     --      (11.8)
Other........................................................................   (0.3)      (0.5)
                                                                               ------     ------
Net cash used in investing activities........................................   (1.5)     (13.9)
Cash Flows from Financing Activities
Repayment of long-term borrowings............................................   (0.4)     (42.9)
Other........................................................................   (0.2)        --
Minority interest............................................................    0.9        0.7
                                                                               ------     ------
Net cash used in financing activities........................................    0.3      (42.2)
Effect of exchange rate changes on cash......................................    2.6       (5.5)
                                                                               ------     ------
Net change in cash and cash equivalents......................................    6.9      (17.6)
Cash and cash equivalents at beginning of period.............................   22.7       43.0
                                                                               ------     ------
Cash and cash equivalents at end of period...................................   29.6       25.4
                                                                               ======     ======


  The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                  Accumulated
                                             Additional              Other         Total
                             Common Treasury  Paid-In   Retained Comprehensive Stockholders'
                             Stock   Stock    Capital   Earnings    Income        Equity
                             ------ -------- ---------- -------- ------------- -------------
                                                  (millions of dollars)
Balance at December 31, 2002  $0.1   $(34.5)   $276.7    $157.9     $(37.7)       $362.5
Net income..................    --       --        --      10.9         --          10.9
Derivatives(1)..............    --       --        --        --        0.1           0.1
Net CTA change(2)...........    --       --        --        --       (0.8)         (0.8)
Treasury stock issue........    --      0.4        --        --         --           0.4
                              ----   ------    ------    ------     ------        ------
Balance at March 31, 2003...  $0.1   $(34.1)   $276.7    $168.8     $(38.4)       $373.1
                              ====   ======    ======    ======     ======        ======

--------
1. Changes in unrealized exchange gains/(losses) on derivative instruments
2. Changes in cumulative translation adjustment

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

   Total comprehensive income for the three months end March 31:

                                                                         2003   2002
                                                                        -----  -----
Net income for the period.............................................. $10.9  $18.4
Changes in foreign currency translation adjustment.....................  (0.8)  (8.9)
Changes in unrealized exchange gains/(losses) on derivative instruments   0.1     --
                                                                        -----  -----
   Total comprehensive income.......................................... $10.2  $ 9.5
                                                                        =====  =====


  The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

                         OCTEL CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows.

   It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed on March 28, 2003.

   The results for the interim period are not necessarily indicative of the results to be expected for the full year.

   We adopted FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003, and any restructuring activities initiated after that date will be accounted for in accordance with FAS 146. Adoption did not have any effect on our financial position, results of operations or liquidity.

   We adopted FAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The gross cost and accumulated depreciation of property, plant and equipment have been increased by $7.0 million and $6.5 million, respectively. The effect on the income statement, reflecting the net book value of costs previously written off but now capitalized, was $0.5 million and has been disclosed separately on the face of the income statement.

NOTE 2--STOCKHOLDERS' EQUITY AND STOCK OPTIONS

   At March 31, 2003, we had authorised common stock of 40 million shares (December 31, 2002 - 40 million). Issued shares at March 31, 2003, were 14,777,250 (December 31, 2002 - 14,777,250) and treasury stock amounted to 2,898,195 (December 31, 2002 - 2,934,420).

   Movements in stock options in the first quarter, 2003 were as follows:-

                                                      No.
                                                   ---------
                  Outstanding at December 31, 2002 1,477,723
                  Granted at $13.91...............   159,500
                  Granted at zero cost............   167,892
                  Exercised.......................   (36,225)
                  Cancelled.......................    (1,381)
                                                   ---------
                  Outstanding at March 31, 2003... 1,767,509
                                                   =========

   The weighted average prices of options exercised and cancelled in the quarter were $12.33 and $15.25, respectively.

                         OCTEL CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


   The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

                                                           Earnings per
                                                               share
                                                           -------------
                                                Net income Basic Diluted
                                                ---------- ----- -------
                                                  (in millions, except
                                                    per share data)
        2003
        As disclosed...........................   $10.9    $0.92  $0.88
        Compensation, net of tax, included.....     0.1
        Compensation, net of tax, FAS 123 basis    (0.3)
                                                  -----
        Proforma...............................   $10.7    $0.90  $0.86
                                                  -----
        2002
        As disclosed...........................   $18.4    $1.56  $1.47
        Compensation, net of tax, included.....     0.1
        Compensation, net of tax, FAS 123 basis    (0.4)
                                                  -----
        Proforma...............................   $18.1    $1.54  $1.45
                                                  -----

   The fair value of options was calculated using the Black-Scholes model with the following assumptions:

                                             2003     2002
                                           -------  -------
                   Dividend yield.........       3%       3%
                   Expected life.......... 4 years  4 years
                   Volatility.............      35%      35%
                   Risk free interest rate    3.59%    3.59%

NOTE 3--EARNINGS PER SHARES

   Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

                                                         2003       2002
                                                         -------    -------
                                                        (Millions of dollars)
        Numerator:
           Net income available to common shares....... $  10.9    $  18.4
                                                         =======    =======
        Denominator:
           Weighted average common shares outstanding..  11,825     11,756
           Dilutive effect of stock options and awards.     526        698
                                                         -------    -------
           Denominator for diluted earnings per share..  12,351     12,454
                                                         =======    =======
               Net income per share.................... $  0.92    $  1.56
                                                         =======    =======
               Net income per share, diluted........... $  0.88    $  1.47
                                                         =======    =======

   179,062 options were anti-dilutive in quarter one and have been excluded (2002 - 40,663 options).

                         OCTEL CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SEGMENTAL REPORTING

   The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes--TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.

   The Chlorine operation closed at the end of 2002.

   This segmentation basis is consistent with the 2002 Annual Report. There has been no material change in total assets or liabilities by segment since December 31, 2002.

   The following table presents a summary of the Company's reportable segments for the three months ended March 31, 2003 and 2002:

                                             Three months ended
                                                March 31
                                             -----------------
                                              2003        2002
                                              -----       ------
                                             (millions of dollars)
                     Net Sales
                     TEL--ongoing........... $47.8       $ 64.7
                     TEL--Chlorine..........    --          3.6
                                              -----       ------
                        TEL--total..........  47.8         68.3
                        Specialty Chemicals.  49.9         46.2
                                              -----       ------
                            Total........... $97.7       $114.5
                                              =====       ======
                     Gross Profit
                     TEL--ongoing........... $24.0       $ 32.6
                     TEL--Chlorine..........    --           --
                                              -----       ------
                        TEL--total..........  24.0         32.6
                        Specialty Chemicals.  16.0         16.7
                                              -----       ------
                            Total........... $40.0       $ 49.3
                                              =====       ======
                     Operating Income
                     TEL--ongoing........... $18.3       $ 28.0
                     TEL--Chlorine..........    --           --
                                              -----       ------
                        TEL--total..........  18.3         28.0
                        Specialty Chemicals.   3.1          4.5
                        Corporate Costs.....  (2.4)        (2.6)
                        Restructuring.......    --           --
                                              -----       ------
                            Total........... $19.0       $ 29.9
                                              =====       ======

                         OCTEL CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--INCOME TAXES

   A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:-

                                                    Three Months
                                                   Ended March 31
                                                   ------------
                                                    2003    2002
                                                   -----   ----
               Statutory rate.....................  35.0%  35.0%
               Increase (decrease) resulting from:
                  Foreign tax rate differential... (22.0%) (9.8%)
                  Permanent differences...........  10.9%    --
                  Other...........................   6.1%    --
                                                   -----   ----
               Effective rate.....................  30.0%  25.2%
                                                   =====   ====

   The full year effective tax rate for 2002 was 31.0%.

NOTE 6 - PLANT CLOSURE PROVISIONS

   The liability for estimated closure costs of Octel's TEL manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Costs related to our ongoing restructuring program are analyzed separately.

   Movements in the provisions for the period are set out below:

                              2003        2003       2003     2003   2002
                          ------------- --------- ----------- -----  -----
                          Restructuring Severance Remediation Total  Total
                          ------------- --------- ----------- -----  -----
                                        (millions of dollars)
    Total at January 1...     $ 5.1       $ 0.6      $30.7    $36.4  $39.5
    Exchange effect......      (0.4)         --       (0.9)    (1.3)  (0.8)
    Charge for the period        --          --         --       --     --
    Expenditure..........      (0.9)       (0.6)      (1.6)    (3.1)  (1.8)
                              -----       -----      -----    -----  -----
    Total at March 31....       3.8        28.2         --     32.0   36.9
    Due within one year..      (3.8)       (2.2)        --     (6.0)    --
                              -----       -----      -----    -----  -----
    Balance at March 31..     $  --       $26.0      $  --    $26.0  $36.9
                              =====       =====      =====    =====  =====

   Amounts due within one year refer to provisions for which expenditure is expected to be incurred within one year from the balance sheet date.

Restructuring

                                        Severance Other  Total
                                        --------- -----  -----
                                         (millions of dollars)
                 Total at January 1....   $ 3.7   $ 1.4  $ 5.1
                 Exchange effect.......    (0.4)     --   (0.4)
                 Charge for the period.      --      --     --
                 Release for the period      --      --     --
                 Expenditure...........    (0.7)   (0.2)  (0.9)
                                          -----   -----  -----
                 Total at March 31.....     2.6     1.2    3.8
                 Due within one year...    (2.6)   (1.2)  (3.8)
                                          -----   -----  -----
                 Balance at March 31...   $  --   $  --  $  --
                                          =====   =====  =====

                         OCTEL CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Severance payments of $0.7 million in the period related to 5 Italian Specialty Chemical and 9 UK Chlorine employees who left the company. All restructuring amounts provided are expected to crystallize within one year. The provision at March 31, 2003 relates to amounts payable to 28 current or former employees.

Severance and remediation

   Severance expenditure of $0.6 million related to severance costs in Germany, utilizing all (non-restructuring) severance provisions at 2002 year end. Remediation expenditure of $1.6 million was associated with remediation work in the UK and in Germany.

NOTE 7--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In November 2002, FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also establishes a requirement to record a liability at fair value for certain guarantees that are entered into or modified after December 31, 2002. We do not anticipate that the adoption of FIN 45 will have a material impact on our interim or annual financial statements.

   In January 2003, FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities was issued. FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. We do not anticipate that the adoption of FIN 46 will have a material impact on our interim or annual financial statements.

NOTE 8--DEBT

   Our principal credit facility comprises a term loan with a remaining balance of $117 million and a revolving facility of $40 million of which $30 million had been drawn down at March 31, 2003. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically an operating cash/net finance charge ratio, EBITDA/net interest expense ratio and net debt/EBITDA ratio, on a rolling twelve month basis calculated quarterly.

   We had been concerned about the uncertainties in Venezuela in the last quarter of 2002 and the first quarter of 2003, and on their impact on our ability to meet the covenant requirements of the facility in the short term. We took the opportunity to review with the bank syndicate the covenant requirements and scheduled repayments under the facility. On March 27, 2003 we obtained agreement to a rescheduling of debt repayments originally scheduled to take place during 2003 until later in 2003 and 2004, and to amendments to the parameters of some covenant ratios for 2003.

   Under the previous debt repayment profile $55 million would have been repayable in 2003. The revision means that $30 million has been deferred to 2004. 2003 installments are $5 million (paid) in March and $20 million in December, 2003.

                         OCTEL CORP. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


   The revised overall debt profile at March 31, 2003 is set out below:

                                       (in millions)
                                       -------------
                            2003......    $ 21.3
                            2004......     131.4
                            2005......       1.7
                            2006......       1.7
                            2007......       1.7
                            Thereafter       0.9
                                          ------
                                          $158.7
                                          ======

NOTE 9--ASSET RETIREMENT OBLIGATIONS

   Effective January 1, 2003 we adopted FAS 143, Accounting for Asset Retirement Obligations. This applies to legal obligations associated with the construction, acquisition and operation of a long-lived asset. Under FAS 143 the amount recorded as a liability is capitalized by increasing the carrying amount of the related long-lived asset, which is then depreciated over its useful life. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement

   We have obligations related to the cost of decontamination and environmental remediation work required once our TEL and Specialty Chemicals plants cease operations. We have made provision for these in prior years, based on our best current estimate of the program of work and the related costs to meet the requirements of environmental legislation in the country where each operation is located.

   The amounts recorded as liabilities in our balance sheet were unchanged by FAS 143 because all qualifying costs had been fully provided under our pre-existing environmental compliance and remediation accounting policy (see Critical Accounting Policies). However, we had previously expensed these costs in full, so the change brought about by FAS 143 has been the retrospective capitalization and depreciation of those costs. As a result, a total of $7.0 million of costs were added to the carrying amount of property, plant and equipment. Since most of the relevant plant is nearing the end of its useful life, the cumulative depreciation uplift was $6.5 million.

   The effect on the income statement, reflecting the net book value of costs previously written off but now capitalized, was $0.5 million and has been disclosed separately on the face of the income statement as "cumulative effect of change in accounting principles". The impact is not sufficiently significant to merit the disclosure of earnings in respect of the first quarter, 2002 on a pro forma basis had FAS 143 been adopted.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003

RECENT DEVELOPMENTS

   The political situation in Venezuela, the location of our biggest customer, prevented any TEL shipments to that country in the last quarter of 2002. Our expectations were that shipments would resume in March or April of 2003. There were no sales to Venezuela in the first quarter, but deliveries resumed in April.

FACTORS AFFECTING OUR RESULTS

   In the third and fourth quarters of 2002, we recorded a $19.5 million restructuring charge as part of a group-wide program to reduce the TEL asset and cost base in line with declining demand and to ensure that the correct infrastructure and systems exist to globalize the Specialty Chemicals business. While there have been no increases in the provision in the first quarter of 2003, we still expect additional restructuring charges of up to $20 million in aggregate in 2003 and 2004 across both businesses.

   Our critical accounting policies are discussed on page 16 below.

RESULTS OF OPERATIONS

   Group net income for the first quarter was $10.9 million or $0.88 per share (diluted), compared with $18.4 million or $1.47 per share in the comparable period last year. Group sales and gross profit for the quarter were $97.7 million and $40.0 million, respectively, compared with $114.5 million and $49.3 million, respectively, for the first quarter of 2002. Specialty Chemicals comprised 51% of total sales (2002-40%) and 40% of gross profit (2002-34%). This change of mix reflected lower net sales in the TEL market, which has a higher gross margin percentage of net sales, combined with an improved sales performance year on year in the Specialty Chemicals segment. Factors influencing these two segments are discussed separately below. The decline in operating income from $29.9 million to $19.0 million was principally due to TEL market conditions in the period, and performance was slightly better than our expectations. Overall operating expenses of $18.4 million were $1.1 million above 2002 levels, reflecting continued investment to support our objectives of reducing the TEL asset and cost base in line with declining demand and ensuring that the correct infrastructure and systems exist to globalize the Specialty Chemicals business.

   We account for pensions in accordance with FAS 87, and in the first quarter of 2002 we recorded a total pension credit of $2.8 million in our income statement. A credit of $2.3 million has been recognized in the three months ended March 31, 2003 based on advice received from our independent advisors. A full actuarial valuation of the pension fund has commenced in the second quarter.

   Interest expense fell from $4.9 million to $2.5 million, reflecting a reduction in the average debt outstanding over the period and improved interest rates. Our effective tax rate at 30.0 % is above the 25.2% applied in quarter one, 2002 but in line with the 2002 full year rate of 31.0%. The rate used in the first quarter was based on certain assumptions as to the disposition of pre-tax profits between the geographical areas in which the group operates, and the increase in the full year rate reflects differences between the actual mix and expectations during the year.

   Effective January 1, 2003 we adopted FAS 143, Accounting for Asset Retirement Obligations. This requires the fair value of asset retirement obligations to be recorded as a liability, capitalized with the related long-lived asset and depreciated over the useful life of that asset. We had previously made full provision for liabilities, so the adoption of FAS 143 resulted in an adjustment of $0.5 million arising from the element of the obligation which is to be depreciated in the future.

   Specialty Chemicals sales at $49.9 million were up 8% on the comparable period last year. Reduced profitability in the detergent business caused gross profit to fall from 36.1% to 32.1%, reducing gross profit by $0.7 million to $16.0 million. Operating income for the first quarter, 2003 was $3.1 million compared to $4.5 million in 2002, the reduction of $1.4 million including the gross profit decline noted above.

   Total TEL sales in the three months ended March 31, 2003 were $47.8 million compared with $68.3 million in the first quarter, 2002. Chlorine sales in 2002 were $3.6 million, but the plant ceased operation at the end of 2002 and therefore there are no equivalent sales in 2003. The decline in ongoing sales of $16.9 million, or 26%, reflects a 32% decrease in volumes partly offset by an improved price mix. The shortfall in volumes was mainly due to the political situation in Venezuela, which prevented any deliveries in the quarter. Continuing cost control measures delivered a gross profit of 50.2%, which is in line with first quarter, 2002 levels. Operating income at $18.3 million was $9.7 million below 2002 due to the effect of Venezuelan volume lost and price mix as noted above.

LIQUIDITY AND FINANCIAL CONDITION

   The political situation in Venezuela meant that there were no sales to that country in the last quarter of 2002 or the first quarter of 2003. This has impacted our net income, working capital and operating cash flow significantly, and cash generated by operating activities was $5.5 million compared with $44.0 million in the first quarter of 2002. Movement on non-current assets and liabilities includes expenditure of $3.1 million (2002- $1.8 million) in respect of remediation, severance and restructuring provisions.

   In January we drew down an additional $5 million under our revolving credit facility, and in March we repaid $5 million of term loan. These are both classified as long-term debt and offset each other, so the net movement in the quarter was not significant.

   In March we entered into discussions with our bank syndicate and were successful in deferring some of the term loan repayments originally planned for this year until next year. Under the previous profile a total of $55 million would have been due for repayment in 2003. Under the revised schedule total repayments for 2003 are $25 million, of which $5 million has been repaid in March. The remaining $20 million is repayable in December. The revised overall debt profile as at March 31, 2003 is set out below:

                                       (in millions)
                                       -------------
                            2003......    $ 21.3
                            2004......     131.4
                            2005......       1.7
                            2006......       1.7
                            2007......       1.7
                            Thereafter       0.9
                                          ------
                                          $158.7
                                          ======

   At the end of December, 2001, we were notified, under the terms of our marketing, supply and service agreement with Veritel Chemicals B.V., of a permanent source interruption in the supply of TEL by reason of their supplier's inability to manufacture TEL. This triggered phased payments to Veritel of $70 million, of which 32% is recoverable under a separate agreement from Ethyl Corporation. Payments of $60 million had been made as at December 31, 2002 and Ethyl's contribution to all payments to date had been received. The final $10 million is expected to be paid in the second quarter of 2003.

CRITICAL ACCOUNTING POLICIES

   The policies that we consider the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, impairment of goodwill and intangible assets, pension accounting, restructuring costs and our marketing agreements with Ethyl. Any adverse variance between actual results and our projections in these areas may impact on results of operations and financial condition.

   We record environmental liabilities when they are probable and costs can be estimated reasonably. Remediation provisions at March 31, 2003 amounted to $28.2 million and relate principally to our sites in the UK and Germany. We have to anticipate the program of work required and the associated future costs, and we have to comply with environmental legislation in the relevant countries. We also view the costs of vacating our main UK site ($27.6 million at 2002 year end) as a contingent liability because we have no present intention to exit the site.

   We have significant goodwill and intangible assets in our balance sheet, with net amounts of $350.6 million and $49.6 million, respectively, at March 31, 2003. These are accounted for in accordance with FAS 142. We regularly review carrying values by reference to future income and cash flows as set out in the group's strategic long-term plan, but this involves anticipating trading circumstances that will apply in future years. We do expect, based on current projections, to begin to impair goodwill for our TEL business segment in 2004.

   We account for pensions in accordance with FAS 87 and the disclosure requirements of FAS 132. The prepaid pension cost is material to our balance sheet, the net prepayment being $105.5 million at March 31, 2003. The underlying plan asset value and Projected Benefit Obligation were $580.7 million and $583.3 million, respectively, at the end of 2002. Movements in these are dependent on actual return on investments and pay awards, as well as our assumptions as to future trends in these areas. The continuation of the prepayment depends on the carrying value of the plan assets exceeding the Accumulated Benefit Obligation. This surplus at
December 31, 2002 was $8.9 million. In the event of a deficit, a creditor would be created equal to the sum of the prepayment and the deficit, and the related charge would be written off to accumulated other income. A full actuarial valuation of the pension plan has commenced in the first half of 2003, with the full results reported later in the year. We will continue to monitor the status of the plan on a quarterly basis.

   We commenced a major program of restructuring during the latter half of 2002. Restructuring activities initiated on or after January 1, 2003 are now accounted for in accordance with FAS 146. Restructuring provisions at March 31, 2003 were $3.8 million. Where appropriate we have restated 2002 comparative amounts linked to ongoing projects, mainly the closure of the UK Chlorine plant which was announced in 2001 but occurred at 2002 year end. Over recent years there has been an ongoing program of severance and other costs as the decline in the TEL market caused plant closures and downsizing of operations. We have considered whether these should be separated for disclosure, and concluded that there would be no value added to the exercise by including costs which are, in effect, a fact of life in a declining market. We have not, therefore, included any further retrospective analysis of restructuring activity, but have focused on clear disclosure of the activities presently in hand.

   We have entered into a number of sales and marketing agreements with Ethyl for the sale of TEL in all areas of the world except North America through December 31, 2009. Under these agreements we produce the TEL and all marketing and sales effort is in the Octel name. Ethyl provides bulk distribution, marketing and other services. The net proceeds are paid to Ethyl and Octel on an agreed formula, with Octel receiving 68% of the total. The net proceeds are in the main calculated and settled on a monthly basis, but there is an element receivable by us from Ethyl which is computed annually in arrears. In prior years the amounts involved were not significant, but because of increases in the value of this retrospective element we have decided that it is more appropriate from 2002 onward to recognize a prudent accrual during the year, based on best current estimates of the expected outcome.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We operate manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. We sell a range of TEL and Specialty Chemicals to customers around the world. We use floating rate debt to finance these global operations. Consequently, we are subject to business risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. Our political and economic risks are mitigated by the stability of the countries in which our largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

   Over half of our sales are in US dollars. Foreign currency sales, primarily in UK pounds sterling, offset most of our costs, which are also in UK pounds sterling. To the extent required, US dollars are sold forward to cover local currency needs

   We use derivatives, including interest rate swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, we enter into derivative instruments with a diversified group of major financial institutions in order to monitor the exposure to non-performance of such instruments. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower overall borrowing costs. Our objective in managing the exposure to changes in foreign exchange rates is to reduce volatility on earnings and cash flow associated with such changes.

   There has been no material change in our exposure to market risk as described in the Form 10-K filed on March 28, 2003.

CONTROLS AND PROCEDURES

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

                          PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      99.2 and 3. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter. A Form 8-K was filed on April 28, 2003 related to the first quarter press release. A Form 8-K was filed on May 6, 2003 in respect of a dividend payment of 5 cents per share payable on June 17, 2003.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


Date:                              By:      /s/  DENNIS J KERRISON
        May 9, 2003                    ----------------------------------
                                               Dennis J Kerrison
                                         President and Chief Executive
                                                    Officer


Date:                              By:       /s/  PAUL W JENNINGS
        May 9, 2003                    ----------------------------------
                                                Paul W Jennings
                                       Vice President and Chief Financial
                                                    Officer

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:    /s/  DENNIS J KERRISON
                                                  -----------------------------
                                                        Dennis J Kerrison
                                                  President and Chief Executive
                                                             Officer

Date: May 9, 2003

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:     /s/  PAUL W JENNINGS
                                                  -----------------------------
                                                         Paul W Jennings
                                                    Vice President and Chief
                                                        Financial Officer

Date: May 9, 2003