Form 10-Q
period 2003-06-30
OCTEL CORP
filed 2003-08-11
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of July 31, 2003
Common Stock, par value $0.01	11,943,905

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, moreover, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	June 30 2003 (Unaudited)	December 31 2002
Assets

Current assets
Cash and cash equivalents	$28.7	$26.7
Accounts receivable, less allowance of $1.9 (2002 - $3.1)	79.8	80.7
Other receivable—Veritel	—	3.2
Inventories
Finished goods	37.3	25.3
Raw materials and work-in-progress	19.2	30.4

Total inventories	56.5	55.7

Prepaid expenses	6.6	5.5

Total current assets	171.6	171.8

Property, plant and equipment (note 9)	92.7	88.9
Less accumulated depreciation	(42.5)	(32.1)

Net property, plant and equipment	50.2	56.8

Goodwill	350.8	352.8
Intangible asset	46.8	50.9
Deferred finance costs	3.3	4.4
Prepaid pension cost	112.5	105.2
Other assets	7.3	5.9

	$742.5	$747.8

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	June 30 2003 (Unaudited)	December 31 2002
Liabilities and Stockholders’ Equity

Current liabilities
Bank overdraft	$6.4	$4.0
Accounts payable	49.1	55.2
Other payable—Veritel	—	10.0
Accrued liabilities	41.9	45.9
Accrued income taxes	5.4	13.7
Current portion of plant closure provisions (note 6)	11.8	—
Current portion of long-term debt (note 8)	41.8	56.8
Current portion of deferred income	2.0	2.0

Total current liabilities	158.4	187.6

Plant closure provisions (note 6)	25.8	36.4
Deferred income taxes	41.1	41.7
Deferred income	7.4	8.4
Long-term debt (note 8)	108.7	102.4
Other liabilities	3.1	4.2
Minority interest	5.4	4.6
Stockholders’ Equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.7	276.7
Treasury stock (2,833,345 and 2,934,420 shares at cost, respectively)	(33.4)	(34.5)
Retained earnings	177.8	157.9
Accumulated other comprehensive income	(28.6)	(37.7)

Total stockholders’ equity	392.6	362.5

	$742.5	$747.8

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars except share and per share data)	2003	2002	2003	2002
Net sales	$113.8	$98.3	$211.0	$211.9
Cost of goods sold	(64.2)	(50.3)	(121.5)	(114.8)

Gross profit	49.6	48.0	89.5	97.1
Operating expenses
Selling, general and administrative	(16.6)	(15.9)	(33.6)	(31.7)
Research and development	(1.4)	(1.5)	(2.6)	(2.9)
Restructuring charge	(8.2)	—	(8.2)	—
Amortization of intangible assets	(2.5)	(2.2)	(5.1)	(4.3)

	(28.7)	(19.6)	(49.5)	(38.9)

Operating income	20.9	28.4	40.0	58.2
Interest expense	(2.2)	(4.8)	(4.7)	(8.7)
Other expenses	(1.5)	(0.8)	(2.2)	(1.5)
Interest income	0.1	0.2	0.2	0.4

Income before income taxes and minority interest	17.3	23.0	33.3	48.4
Minority interest	(0.8)	(0.8)	(1.7)	(1.6)

Income before income taxes	16.5	22.2	31.6	46.8
Income taxes (note 5)	(4.2)	(4.6)	(8.8)	(10.8)

Income from continuing operations	12.3	17.6	22.8	36.0
Share of affiliated company earnings	0.6	—	0.6	—
Discontinued operations, net of tax	(3.3)	0.1	(3.4)	0.1
Cumulative effect of change in accounting principle, net of tax (note 9)	—	—	0.5	—

Net income	$9.6	$17.7	$20.5	$36.1

Earnings per share—net income (note 3):
Basic	$0.81	$1.50	$1.73	$3.06

Diluted	$0.77	$1.40	$1.65	$2.88

Earnings per share- continuing operations (note 3):
Basic	$1.03	$1.49	$1.92	$3.05

Diluted	$0.99	$1.39	$1.84	$2.87

Weighted average shares outstanding (in thousands)(note 3):
Basic	11,906	11,823	11,883	11,789

Diluted	12,460	12,660	12,424	12,557

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(millions of dollars)	2003	2002
Cash Flows from Operating Activities
Net income	$20.5	$36.1

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11.4	13.4
Deferred income taxes	0.3	2.6
Other	3.9	2.5
Unremitted earnings of affiliates	(0.6)	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	4.2	32.8
Inventories	0.2	(3.2)
Accounts payable and accrued liabilities	(7.9)	(9.5)
Income taxes and other current liabilities	(8.6)	0.4
Other non-current assets and liabilities	(6.2)	(8.9)

Net cash provided by operating activities	17.2	66.2

Cash Flows from Investing Activities
Capital expenditures	(2.2)	(4.3)
Business combinations, net of cash acquired	(5.8)	(3.6)
Veritel	(6.8)	(17.2)
Other	2.0	(0.3)

Net cash used in investing activities	(12.8)	(25.4)

Cash Flows from Financing Activities
Repayment of long-term borrowings	(6.0)	(52.9)
Dividends paid	(0.6)	—
Issue of treasury stock	0.6	—
Minority interest	0.6	0.4
Other	(0.1)	—

Net cash used in financing activities	(5.5)	(52.5)
Effect of exchange rate changes on cash	0.7	(4.3)

Net change in cash and cash equivalents	(0.4)	(16.0)
Cash and cash equivalents at beginning of period	22.7	43.0

Cash and cash equivalents at end of period	$22.3	$27.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2002	$0.1	$276.7	$(34.5)	$157.9	$(37.7)	$362.5
Net income	—	—		20.5	—	20.5
Dividend	—	—		(0.6)	—	(0.6)
Derivatives (1)	—	—		—	0.2	0.2
Net CTA change (2)	—	—		—	8.9	8.9
Treasury stock issue	—	—	1.1	—	—	1.1

Balance at June 30, 2003	$0.1	$276.7	$(33.4)	$177.8	$(28.6)	$392.6

1.	Changes in unrealized exchange gains/(losses) on derivative instruments
2.	Changes in cumulative translation adjustment

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2003	2002
Total comprehensive income for the six months ended June 30:
Net income for the period	$20.5	$36.1
Changes in cumulative translation adjustment	8.9	9.0
Changes in unrealized exchange gains/(losses) on derivative instruments ,net of tax	0.2	—

Total comprehensive income	$29.6	$45.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL

STATEMENTS

NOTE 1—BASIS OF PRESENTATION

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

It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on March 28, 2003.

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

We have reclassified the 2002 income statement where necessary to disclose separately the prior year results of discontinued operations (note 10).

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At June 30, 2003, we had authorised common stock of 40 million shares (December 31, 2002—40 million). Issued shares at June 30, 2003, were 14,777,250 (December 31, 2002—14,777,250) and treasury stock amounted to 2,833,345 (December 31, 2002—2,934,420).

Movements in stock options in the second quarter, 2003 were as follows:-

No.
Outstanding at March 31, 2003	1,767,509
Exercised	(64,850)
Cancelled	(3,240)
Cancelled for payment	(16,980)

Outstanding at June 30, 2003	1,682,439

The weighted average prices of options exercised, cancelled and cancelled for payment in the quarter were $1.98, $15.25 and $0.00, respectively.

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

		Earnings per share
(in millions, except per share data)	Net income	Basic	Diluted
2003
As disclosed	$20.5	$1.73	$1.65
Compensation, net of tax, included	0.3
Compensation, net of tax, FAS 123 basis	(0.7)

Proforma	$20.1	$1.69	$1.62

2002
As disclosed	$36.1	$3.06	$2.88
Compensation, net of tax, included	0.2
Compensation, net of tax, FAS 123 basis	(0.8)

Proforma	$35.5	$3.01	$2.83

The fair value of options was calculated using the Black-Scholes model with the following assumptions:

	2003	2002
Dividend yield	3%	3%
Expected life	4 years	4 years
Volatility	35%	35%
Risk free interest rate	3.59%	3.59%

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Six Months Ended June 30
	2003	2002
Numerator:
Income from continuing operations	$22.8	$36.0
Share of affiliated company earnings	0.6	—
Discontinued operations, net of tax	(3.4)	0.1
Change in accounting principle	0.5	—

Net income available to common shares	$20.5	$36.1

Denominator:
Weighted average common shares outstanding	11,883	11,789
Dilutive effect of stock options and awards	541	768

Denominator for diluted earnings per share	12,424	12,557

Net income per share :
Income from continuing operations	$1.92	$3.05
Share of affiliated company earnings	0.05	—
Discontinued operations, net of tax	(0.29)	0.01
Change in accounting principle	0.05	—

Net income available to common shares	1.73	3.06

Net income per share, diluted :
Income from continuing operations	1.84	2.87
Share of affiliated company earnings	$0.04	$—
Discontinued operations, net of tax	(0.27)	0.01
Change in accounting principle	0.04	—

Net income available to common shares	$1.65	$2.88

236,127 (2002- 20,332) options were anti-dilutive in the period and have been excluded.

NOTE 4—SEGMENTAL REPORTING

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes—TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.

The Chlorine operation closed at the end of 2002.

This segmentation basis is consistent with the 2002 Annual Report. There has been no material change in total assets or liabilities by segment since December 31, 2002.

The following table presents a summary of the Company’s reportable segments for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2003	2002	2003	2002
Net Sales
TEL-ongoing	$68.2	$57.8	$116.0	$122.5
TEL-Chlorine	—	3.9	—	7.5

TEL-total	68.2	61.7	116.0	130.0
Specialty Chemicals	45.6	36.6	95.0	81.9

Total	$113.8	$98.3	$211.0	$211.9

Gross Profit
TEL-ongoing	$34.6	$35.2	$58.6	$67.9
TEL-Chlorine	—	(0.3)	—	(0.3)

TEL-total	34.6	34.9	58.6	67.6
Specialty Chemicals	15.0	13.1	30.9	29.5

Total	$49.6	$48.0	$89.5	$97.1

Operating Income
TEL-ongoing	$30.2	$31.6	$48.5	$59.7
TEL-Chlorine	—	(0.3)	—	(0.3)

TEL-total	30.2	31.3	48.5	59.4
Specialty Chemicals	2.1	1.1	5.3	5.4
Corporate Costs	(3.2)	(4.0)	(5.6)	(6.6)
Restructuring	(8.2)	—	(8.2)	—

Total	$20.9	$28.4	$40.0	$58.2

NOTE 5—INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:-

	Six Months Ended June 30
	2003	2002
Statutory rate	35.0%	35.0%
Increase (decrease) resulting from:
Foreign tax rate differential	(21.5)	(12.0)
Permanent differences	7.0	—
Discontinued operations	4.4	—
Other	5.0	—

Effective rate	29.9%	23.0%

The full year effective tax rate for 2002 was 31.0%. The effective tax rate is based on pre-tax earnings including the share of affiliated company earnings, discontinued operations and cumulative effect of change in accounting principle.

NOTE 6—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Octel’s TEL manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Costs related to the restructuring program are analyzed separately.

Movements in the provisions for the period are set out below:

	2003	2003	2003	2003	2002
(millions of dollars)	Restructuring	Severance	Remediation	Total	Total
Total at January 1	$5.1	$0.6	$30.7	$36.4	$39.5
Exchange effect	0.2	—	1.0	1.2	(0.5)
Charge for the period	8.2	—	0.2	8.4	—
Expenditure	(5.0)	(0.6)	(2.8)	(8.4)	(4.0)

Total at June 30	8.5	—	29.1	37.6	35.0
Due within one year	(8.5)	—	(3.3)	(11.8)	—

Balance at June 30	$—	$—	$25.8	$25.8	$35.0

Amounts due within one year refer to provisions where expenditure is expected to arise within one year after the balance sheet date.

Restructuring

(millions of dollars)	Severance	Other	Total
Total at January 1, 2003	$3.7	$1.4	$5.1
Exchange effect	0.1	0.1	0.2
Charge for the period	6.3	1.9	8.2
Expenditure	(3.3)	(1.7)	(5.0)

Total at June 30, 2003	6.8	1.7	8.5
Due within one year	(6.8)	(1.7)	(8.5)

Balance at June 30, 2003	$—	$—	$—

The severance charge for new items in the second quarter was $ 6.2 million and related to severance for 34 UK, 22 French and 11 German employees. Adjustments to severance amounts previously provided were an additional charge of $0.1 million. The $1.9 million charge for other items relates principally to inventory obsolescence of $0.7 million and UK site clearance costs of $0.9 million. Severance payments were $0.7 million and $2.6 million in the first and second quarters, respectively. Other payments of $1.7 million relate mainly to UK inventory disposals and site clearance costs. All restructuring amounts provided are expected to crystallize within one year. The remaining provision at June 30, 2003 relates to amounts payable to 73 current or former employees.

Severance and remediation

Severance expenditure of $0.6 million related to first quarter severance costs in Germany, utilizing all (non-restructuring) severance provisions at 2002 year end. Remediation expenditure of $2.8 million was associated with remediation work in the UK and in Germany. The $0.2 million charge for the period relates to the reversal of discounting following our adoption of FAS 143.

NOTE 7—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also establishes a requirement to record a liability at fair value for certain guarantees that are entered into or modified after December 31, 2002. We do not anticipate that the adoption of FIN 45 will have a material impact on our interim or annual financial statements.

In January 2003, FIN 46, Consolidation of Variable Interest Entities was issued. FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not anticipate that the adoption of FIN 46 will have a material impact on our interim or annual financial statements.

In April 2003, FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively known as derivatives) and for hedging activity under FAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have not yet determined the effect of FAS 149 on our results of operations or financial position.

In May 2003, FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. FAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some instances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. We have not yet determined the effect of the adoption of FAS 150 on our results of operations or financial position.

NOTE 8—DEBT

Our principal credit facility comprises a term loan with a remaining balance of $117 million and a revolving facility of $40 million, of which $25 million had been drawn down at June 30, 2003.

This credit facility contains terms that, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically an operating cash/net finance charge ratio, EBITDA/net interest expense ratio and net debt/EBITDA ratio, on a rolling twelve month basis calculated quarterly.

We had been concerned about the uncertainties in Venezuela in the last quarter of 2002 and the first quarter of 2003, and on their impact on our ability to meet the covenant requirements of the facility in the short term. We took the opportunity to review with the bank syndicate the covenant requirements and scheduled repayments under the facility. On March 27, 2003 we obtained agreement to a rescheduling of debt repayments originally scheduled to take place during 2003 until later in 2003 and 2004, and to amendments to the parameters of some covenant ratios for 2003. We are confident that we will be in compliance with these revised terms throughout 2003.

The company has initiated a review of its debt structure with independent financial advisors. This will provide the basis for establishing a long-term liquidity position for the company to support its growth objectives.

Under the previous debt repayment profile $55 million would have been repayable in 2003. The revision means that $30 million has been deferred to 2004. 2003 installments are $5 million (paid) in March and $20 million in December, 2003.

The revised overall debt profile at June 30, 2003, including the principal facility and other group debt, is set out below:

(in millions)
	2003	$20.9
	2004	123.7
	2005	1.7
	2006	1.7
	2007	1.7
	Thereafter	0.8

		$150.5

NOTE 9—ASSET RETIREMENT OBLIGATIONS

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

The effect on the income statement, reflecting the net book value of costs previously written off but now capitalized, was $0.5 million and has been disclosed separately on the face of the income statement as “cumulative effect of change in accounting principle”. The impact is not sufficiently significant to merit the restatement of earnings on a pro forma basis.

NOTE 10—DISCONTINUED OPERATIONS

On June 26, 2003 we disposed of our investment in Octel Waste Management Limited, a non-core UK business which was part of the TEL reporting segment, for a cash consideration of $4.2 million. The net assets of the company were $1.4 million, principally comprising capital work-in-progress of $5 million offset by bank debt of $1.6 million and inter-company balances of $2.0 million. The company had not started trading. The net loss to the group was $0.3 million, on which no tax charge or credit arose.

Manhoko Limited, a loss-making Hong Kong subsidiary of the Specialty Chemicals reporting segment, was placed into voluntary liquidation on July 4, 2003, pursuant to a shareholders’ meeting in June. The net liabilities of Manhoko on disposal were $3.0 million comprising:

(millions of dollars)
Accounts receivable	$1.0
Inventories	0.1
Property, plant & equipment	0.6
Accounts payable	(2.5)
Intercompany balances	(0.8)
Bank loans	(0.7)
Other non-current liabilities	(0.7)

$(3.0)

The group loss on disposal was $3.1 million and included pre-tax losses for the six months ended June 30, 2003 in Manhoko’s books of $0.6 million, based on net sales in the period of $1.0 million. No tax charge or credit on the loss is anticipated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

FACTORS AFFECTING OUR RESULTS

The political situation in Venezuela, the location of our biggest customer, prevented any TEL shipments to that country in the last quarter of 2002. That situation has now improved and, as expected, shipments resumed in April, 2003.

In the second half of 2002, we recorded a $19.5 million restructuring charge as part of a group-wide program to reduce the TEL asset and cost base in line with declining demand and to ensure that the correct infrastructure and systems exist to globalize the Specialty Chemicals business. While there were no increases in the provision in the first quarter of 2003, we recorded a second quarter charge of $8.2 million. We still expect additional restructuring charges of up to $12 million in the remainder of 2003 and 2004 across both businesses.

In June 2003 we recorded a loss of $3.4 million related to the sale of a non-core UK subsidiary, Octel Waste Management Limited, and the liquidation of a loss-making Hong Kong business, Manhoko Limited. The loss includes the write-off of local assets and consolidation goodwill, as well as trading results for the year to date.

Our critical accounting policies are discussed below.

RESULTS OF OPERATIONS

Group net income for the first six months was $20.5 million or $1.65 per share (diluted) compared with $36.1 million or $2.88 per share (diluted) in the comparable period last year. Second quarter net income was $9.6 million or $0.77 per share (diluted) compared with $17.7 million or $1.40 (diluted) in the second quarter, 2002.

Group sales and gross profit for the six months were $211.0 million and $89.5 million, respectively, compared with $211.9 million and $97.1 million, respectively, for the first half of 2002. Specialty Chemicals comprised 45% (2002-39%)of total sales and 35% (2002-30%)of gross profit for the six months ended June 30, 2003.

The political situation in Venezuela and the Middle East significantly affected TEL sales in the first quarter of 2003. The resumption of Venezuelan deliveries and the increased stability in Iraq have enabled second quarter sales of $68.2 million, 18% above second quarter, 2002 levels, and gross profit of $34.6 million, only 2% below that in the comparative period. This, in a market characterized by annual decline in market volumes, was a strong performance reflecting a proactive approach to customer relations and good management of both selling prices and our UK operating cost base.

Specialty Chemicals continued its trend of year on year improvements in sales performance. Second quarter sales were $45.6 million, 25% above second quarter, 2002 levels, and gross profit was $15.0 million, an increase of 14% over 2002. Sales and gross profit for the six months ended June 30, 2003 were $95.0 million and $30.9 million, respectively. This represents year on year improvements of 16% and 5%, respectively, despite the adverse effect of a low margin detergent contract. The main factor underpinning the improvement is the increase in pace of our program to integrate the acquisitions made during 2001. This started last year and we expect the full benefits to be felt in 2004, but its effect on operating performance is already being felt.

We account for pensions in accordance with FAS 87, and in the first half of 2002 we recorded a total pension credit of $5.7 million in our income statement. A credit of $4.6 million has been recognized in the six months ended June 30, 2003 based on advice received from our independent experts. A full actuarial valuation of the pension fund has commenced in the second quarter.

A restructuring charge of $8.2 million was recorded in the second quarter, 2003. The majority of this, $6.3 million, related to severance programs in the UK, France and Germany, mostly of Specialty Chemicals employees. There were other costs of $1.9 million mainly in respect of inventory write-offs and site clearance costs at the UK TEL production plant. We expect further charges of $12 million in the remainder of 2003 and 2004 across all businesses.

Interest expense for the six months fell from $8.7 million in 2002 to $4.7 million in 2003, reflecting a reduction in the average debt outstanding over the period and improved interest rates. Our effective tax rate at 29.9% is above the 23.0% applied in 2002 but in line with the 2002 full year rate of 31.0%. The rate used in early 2002 was based on certain assumptions as to the disposition of pre-tax profits between the geographical areas in which the group operates, and the increase in the 2002 full year rate reflects differences between the actual mix and expectations during the year.

Discontinued operations relate to two companies disposed of in the second quarter. Manhoko Limited, a loss-making Hong Kong subsidiary, entered into voluntary liquidation on July 4, 2003 at a loss to the group of $3.1 million including the write-off of $3.2 million of consolidation goodwill. In June 2003 Octel Waste Management Limited, a non-core UK subsidiary, was sold for $4.2 million and realizing a loss on disposal of $0.3 million.

Effective January 1, 2003 we adopted FAS 143, Accounting for Asset Retirement Obligations. This requires the fair value of asset retirement obligations to be recorded as a liability, capitalized with the related long-lived asset and depreciated over the useful life of that asset. We had previously made full provision for liabilities, so the adoption of FAS 143 resulted in an adjustment of $0.5 million arising from the element of the obligation that is to be depreciated in the future.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the six months ended June 30, 2003 was $17.2 million compared with $66.2 million in the comparable 2002 period. Net income was reduced by the $8.2 million restructuring charge, of which $5.0 million related to cash outflows in the period. Other adjustments to net income principally reflect the add-back of the loss on discontinued operations.

The most notable difference between 2003 and 2002 changes in operating assets and liabilities is in accounts receivable. December 2001 saw large deliveries and year end receivables, the cash inflows from these helping to reduce receivables by $32.8 million in the first half of 2002. The 2002 year end receivables were significantly lower, because of the absence of sales to Venezuela, so the cash inflow effect in 2003 is less with a reduction in receivables of $4.2 million.

We spent $5.8 million in the second quarter of 2003 in payment of deferred consideration for the acquisitions made in 2001, and we do not anticipate any further significant payments in this respect.

At the end of December, 2001, we were notified, under the terms of our marketing, supply and service agreement with Veritel Chemicals BV, of a permanent source interruption in the supply of TEL by reason of their supplier’s inability to manufacture TEL. This triggered phased payments to Veritel of $70 million, of which 32% is recoverable under a separate agreement from Ethyl Corporation. In the second quarter, 2003 we made the last $10 million payment due to Veritel and recovered the related $3.2 million from Ethyl Corporation.

Other investing inflows of $2.0 million mainly comprises the $4.2 million proceeds on the disposal of Octel Waste Management, less the related cash outflows of divestment, including $1.2 million bank guarantees called in on the liquidation of Manhoko. In the first quarter there was an outflow of $0.3 million representing an increased investment in a small UK affiliate.

Movements in the revolving credit facility in the six months ended June 30, 2003 netted to nil. The $6.0 million repayment of long term borrowings represents £5.0 million repayment on the main group term loan in March and cumulative debt repayments of $1.0 million by our 50% owned subsidiary, Octel Starreon.

In March we entered into discussions with our bank syndicate and were successful in deferring some of the term loan repayments originally planned for this year until next year. Under the previous profile a total of $55 million would have been due for repayment in 2003. Under the revised schedule total repayments for 2003 are $25 million, of which $5 million have been repaid in March as noted above. The remaining $20 million is repayable in December. The revised overall debt profile as at June 30, 2003, including the principal facility and other group debt, is set out below:

(in millions)
	2003	$20.9
	2004	123.7
	2005	1.7
	2006	1.7
	2007	1.7
	Thereafter	0.8

		$150.5

In May 2003 we paid a dividend of 5 cents per share under the semi-annual program announced in 2002. The $0.6 million of treasury stock issue proceeds in the first half of 2003 arose from the exercise price paid on the exercise of stock options.

CRITICAL ACCOUNTING POLICIES

The policies that we consider the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, impairment of goodwill and intangible assets, pension accounting, restructuring costs and our marketing agreements with Ethyl Corporation. Any adverse variance between actual results and our projections in these areas may impact on results of operations and financial condition.

We record environmental liabilities when they are probable and costs can be estimated reasonably. Remediation provisions at June 30, 2003 amounted to $29.1 million and relate principally to our sites in the UK and Germany. We have to anticipate the program of work required and the associated future costs, and we have to comply with environmental legislation in the relevant countries. We also view the costs of vacating our main UK site ($27.6 million at 2002 year-end) as a contingent liability because we have no present intention to exit the site.

We have significant goodwill and intangible assets in our balance sheet, with net amounts of $350.8 million and $46.8 million, respectively, at June 30, 2003. These are accounted for in accordance with FAS 142. We regularly review carrying values by reference to future income and cash flows as set out in the group’s strategic long-term plan, but this involves anticipating trading circumstances that will apply in future years. We do expect, based on current projections, to begin to impair goodwill for our TEL business segment in 2004.

We account for pensions in accordance with FAS 87 and the disclosure requirements of FAS 132. The prepaid pension cost is material to our balance sheet, the net prepayment being $112.5 million at June 30, 2003. The underlying plan asset value and Projected Benefit Obligation were $580.7 million and $583.3 million, respectively, at the end of 2002. Movements in these are dependent on actual return on investments and pay awards, as well as our assumptions as to future trends in these areas. The continuation of the prepayment depends on the carrying value of the plan assets exceeding the Accumulated Benefit Obligation. This surplus at December 31, 2002 was $8.9 million. In the event of a deficit, a creditor would be created equal to the sum of the prepayment and the deficit, and the related charge would be written off to accumulated other income. A full actuarial valuation of the pension plan has commenced in the first half of 2003, with the full results reported later in the year. We will continue to monitor the status of the plan on a quarterly basis.

We commenced a major program of restructuring during the latter half of 2002. Restructuring activities initiated on or after January 1, 2003 are now accounted for in accordance with FAS 146. Restructuring provisions at June 30, 2003 were $8.5 million. Where appropriate we have reclassified 2002 amounts linked to ongoing projects, mainly the closure of the UK Chlorine plant which was announced in 2001 but occurred at 2002 year end. Over recent years there has been an ongoing program of severance and other costs as the decline in the TEL market caused plant closures and downsizing of operations. We have considered whether these should be separated for disclosure, and concluded that there would be no value added to the exercise by including costs that are, in effect, a fact of life in a declining market. We have not, therefore, included any further retrospective analysis of restructuring activity, but have focused on clear disclosure of the activities presently in hand.

We have entered into a number of sales and marketing agreements with Ethyl for the sale of TEL in all areas of the world except North America through December 31, 2009. Under these agreements we produce the TEL and all marketing and sales effort is in the Octel name. Ethyl provides bulk distribution, marketing and other services. The net proceeds are paid to Ethyl and Octel on an agreed formula with Octel receiving 68% of the total. The net proceeds are in the main calculated and settled on a monthly basis, but there is an element receivable by us from Ethyl which is computed annually in arrears. In prior years the amounts involved were not significant, but because of increases in the value of this retrospective element we have decided that it is more appropriate to recognize a prudent accrual during the year, based on best current estimates of the expected outcome.

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

Over half of our sales are in US dollars. Foreign currency sales, primarily in UK pounds sterling, offset most of our costs, which are also in UK pounds sterling. To the extent required, US dollars are sold forward to cover local currency needs.

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

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 2.	Changes in Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on May 6, 2003.

At our annual meeting, the following directors were elected to our board of directors, and in addition each of Dr Robert E Bew, Mr Charles M Hale, Mr Martin M Hale, Mr Samuel A Haubold and Mr Dennis J Kerrison continued their terms of office after the meeting.

At our annual meeting the following matters were considered:

Issue:	Votes For	Votes Against/Withheld	Abstentions	Broker Non- Votes
1. Election of Director Mr James M C Puckridge	4,870,866	2,976,549	Nil	Nil
2. Election of Director Mr Benito Fiore	7,454,959	392,456	Nil	Nil

Issue:	Votes For	Votes Against	Abstentions	Broker Non- Votes
1. Ratification of PWC LLP as Independent Public Accountants	6,197,468	1,640,753	9,194	Nil

ITEM 5.	Other information

None.

ITEM 6—Exhibits and reports on Form 8-K

(a)	Exhibits

31.1 Section 302 Certification of Periodic Report of Chief Executive Officer.

31.2 Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1 and 2. Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 28, 2003 related to the first quarter press release. A Form 8-K was filed on May 6, 2003 in respect of a dividend payment of 5 cents per share payable on June 17, 2003. A Form 8-K was filed on July 28, 2003 related to the second quarter press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date: August 8, 2003	By	/s/ Dennis J Kerrison
Dennis J Kerrison
President and Chief Executive Officer

Date: August 8, 2003	By	/s/ Paul W Jennings
Paul W Jennings
Vice President and Chief Financial Officer