Form 10-Q
period 2003-09-30
OCTEL CORP
filed 2003-11-14
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of October 31, 2003
Common Stock, par value $0.01	11,958,450

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, moreover, there can be no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	September 30 2003 (Unaudited)	December 31 2002
Assets
Current assets
Cash and cash equivalents	$44.1	$26.7
Accounts receivable, less allowance of $2.3 (2002—$3.1)	67.9	80.7
Other receivable—Veritel	—	3.2
Inventories
Finished goods	35.7	25.3
Raw materials and work-in-progress	18.8	30.4

Total inventories	54.5	55.7

Prepaid expenses	6.3	5.5

Total current assets	172.8	171.8

Property, plant and equipment (note 9)	94.2	88.9
Less accumulated depreciation	(45.2)	(32.1)

Net property, plant and equipment	49.0	56.8

Goodwill	351.5	352.8
Intangible asset	45.3	50.9
Deferred finance costs	2.2	4.4
Prepaid pension cost	115.6	105.2
Other assets	7.8	5.9

	$744.2	$747.8

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	September 30 2003 (Unaudited)	December 31 2002
Liabilities and Stockholders’ Equity
Current liabilities
Bank overdraft	$0.5	$4.0
Accounts payable	45.8	55.2
Other payable – Veritel	—	10.0
Accrued liabilities	43.0	45.9
Accrued income taxes	12.4	13.7
Current portion of plant closure provisions (note 6)	10.4	—
Current portion of long-term debt (note 8)	56.8	56.8
Current portion of deferred income	2.0	2.0

Total current liabilities	170.9	187.6
Plant closure provisions (note 6)	26.5	36.4
Deferred income taxes	41.2	41.7
Deferred income	6.9	8.4
Long-term debt (note 8)	75.2	102.4
Other liabilities	2.1	4.2
Minority interest	5.7	4.6
Stockholders’ Equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.8	276.7
Treasury stock (2,829,514 and 2,934,420 shares at cost, respectively)	(33.6)	(34.5)
Retained earnings	196.2	157.9
Accumulated other comprehensive income	(23.8)	(37.7)

Total stockholders’ equity	415.7	362.5

	$744.2	$747.8

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions of dollars except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$123.3	$115.2	$334.3	$327.0
Cost of goods sold	(66.9)	(67.2)	(188.4)	(181.9)

Gross profit	56.4	48.0	145.9	145.1
Operating expenses
Selling, general and administrative	(19.3)	(15.8)	(52.9)	(47.5)
Research and development	(1.2)	(1.4)	(3.8)	(4.3)
Restructuring charge	(2.3)	(3.1)	(10.5)	(3.1)
Amortization of intangible asset	(2.6)	(2.4)	(7.7)	(6.7)

	(25.4)	(22.7)	(74.9)	(61.6)

Operating income	31.0	25.3	71.0	83.5
Interest expense	(4.0)	(2.1)	(8.7)	(10.7)
Other net income/expenses	0.6	0.8	(1.6)	(0.7)
Interest income	0.1	0.2	0.3	0.5

Income before income taxes and minority interest	27.7	24.2	61.0	72.6
Minority interest	(0.9)	(0.5)	(2.6)	(2.1)

Income before income taxes	26.8	23.7	58.4	70.5
Income taxes (note 5)	(8.7)	(5.4)	(17.5)	(16.2)

Income from continuing operations	18.1	18.3	40.9	54.3
Share of affiliated company earnings	0.3	—	0.9	—
Discontinued operations, net of tax	—	—	(3.4)	0.1
Cumulative effect of change in accounting principle, net of tax (note 9)	—	—	0.5	—

Net income	$18.4	$18.3	$38.9	$54.4

Earnings per share – net income (note 3):
Basic	$1.54	$1.54	$3.27	$4.61

Diluted	$1.47	$1.45	$3.11	$4.32

Earnings per share— continuing operations (note 3):
Basic	$1.52	$1.54	$3.44	$4.60

Diluted	$1.44	$1.45	$3.27	$4.31

Weighted average shares outstanding (in thousands) (note 3):
Basic	11,942	11,851	11,903	11,809

Diluted	12,559	12,651	12,505	12,587

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions of dollars)	Nine Months Ended September 30
	2003	2002
Cash Flows from Operating Activities
Net income	$38.9	$54.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17.5	19.8
Deferred income taxes	0.3	2.6
Other	2.7	1.6
Unremitted earnings of affiliates	(0.9)	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	16.8	41.0
Inventories	2.9	(0.8)
Accounts payable and accrued liabilities	(11.5)	(16.0)
Income taxes and other current liabilities	(1.5)	0.7
Other non-current assets and liabilities	(9.2)	(19.0)

Net cash provided by operating activities	56.0	84.3

Cash Flows from Investing Activities
Capital expenditures	(3.3)	(8.2)
Business combinations, net of cash acquired	(5.8)	(5.0)
Veritel	(6.8)	(17.2)
Other	1.8	(0.7)

Net cash used in investing activities	(14.1)	(31.1)

Cash Flows from Financing Activities
Repayment of long-term borrowings	(24.4)	(63.2)
Net decrease/(increase) in short term borrowings	(3.4)	1.4
Dividends paid	(0.6)	(0.6)
Issue of treasury stock	1.4	0.2
Repurchase of common stock	(1.0)	—
Minority interest	0.9	(0.7)
Other	(0.2)	—

Net cash used in financing activities	(27.3)	(62.9)
Effect of exchange rate changes on cash	2.8	(2.3)

Net change in cash and cash equivalents	17.4	(12.0)
Cash and cash equivalents at beginning of period	26.7	43.0

Cash and cash equivalents at end of period	$44.1	$31.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2002	$0.1	$(34.5)	$276.7	$157.9	$(37.7)	$362.5
Net income	—	—	—	38.9	—	38.9
Dividend	—	—	—	(0.6)	—	(0.6)
Derivatives (1)	—	—	—	—	0.9	0.9
Net CTA change (2)	—	—	—	—	13.0	13.0
Treasury stock issue	—	1.9	0.1	—	—	2.0
Treasury stock redeemed	—	(1.0)	—	—	—	(1.0)

Balance at September 30, 2003	$0.1	$(33.6)	$276.8	$196.2	$(23.8)	$415.7

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax
2.	Changes in cumulative translation adjustment

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30:	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income for the period	$18.4	$18.3	$38.9	$54.4
Changes in cumulative translation adjustment	4.1	—	13.0	9.0
Changes in unrealized exchange (losses) /gains on derivative instruments (net of tax)	0.7	—	0.9	—

Total comprehensive income	$23.2	$18.3	$52.8	$63.4

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL

STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

We adopted FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003, and any restructuring activities initiated after that date have been accounted for in accordance with FAS 146. Adoption did not have any effect on our financial position, results of operations or liquidity.

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

NOTE 2 – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At September 30, 2003, we had authorised common stock of 40 million shares (December 31, 2002 – 40 million). Issued shares at September 30, 2003, were 14,777,250 (December 31, 2002 – 14,777,250) and treasury stock amounted to 2,829,514 (December 31, 2002 – 2,934,420).

Movements in stock options in the third quarter, 2003 were as follows:-

No.
Outstanding at June 30, 2003	1,682,439
Exercised	(62,231)
Cancelled	(2,563)

Outstanding at September 30, 2003	1,617,645

The weighted average prices of options exercised and cancelled in the quarter were $12.53 and $15.25 respectively.

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
As disclosed	$18.4	$18.3	$38.9	$54.4
Compensation, net of tax, included	0.2	0.3	0.5	0.5
Compensation, net of tax, FAS 123 basis	(0.3)	(0.1)	(1.0)	(0.9)

Pro forma	$18.3	18.5	$38.4	$54.0

Earnings per share
Basic	$1.53	1.56	3.23	4.57

Diluted	$1.46	1.46	3.07	4.29

The fair value of options was calculated using the Black-Scholes model with the following assumptions:

	2003	2002
Dividend yield	3%	3%
Expected life	4 years	4 years
Volatility	35%	35%
Risk free interest rate	3.59%	3.59%

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Income from continuing operations	$18.1	$18.3	$40.9	$54.3
Share of affiliated company earnings	0.3	—	0.9	—
Discontinued operations, net of tax	—	—	(3.4)	0.1
Change in accounting principle	—	—	0.5	—

Net income available to common shares	$18.4	$18.3	$38.9	$54.4

Denominator:
Weighted average common shares outstanding	11,942	11,851	11,903	11,809
Dilutive effect of stock options and awards	617	800	602	778

Denominator for diluted earnings per share	12,559	12,651	12,505	12,587

Net income per share:
Income from continuing operations	$1.52	$1.54	$3.44	$4.60
Share of affiliated company earnings	0.02	—	0.08	—
Discontinued operations, net of tax	—	—	(0.29)	0.01
Change in accounting principle	—	—	0.04	—

Net income available to common shares	$1.54	$1.54	$3.27	$4.61

Net income per share, diluted:
Income from continuing operations	$1.44	$1.45	$3.27	$4.31
Share of affiliated company earnings	0.03	—	0.07	—
Discontinued operations, net of tax	—	—	(0.27)	0.01
Change in accounting principle	—	—	0.04	—

Net income available to common shares	$1.47	$1.45	$3.11	$4.32

177,435 (2002- 0) options were anti-dilutive in the period and have been excluded from the calculation of the diluted earnings per share.

NOTE 4 – SEGMENTAL REPORTING

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes – TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.

The Chlorine operation closed at the end of 2002.

This segmentation basis is consistent with the 2002 Annual Report. There has been no material change in total assets or liabilities by segment since December 31, 2002.

The following table presents a summary of the Company’s reportable segments for the three and nine months ended September 30, 2003 and 2002:

(millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Sales
TEL-ongoing	$76.4	$66.3	$192.4	$188.8
TEL-Chlorine	—	3.4	—	10.9

TEL-total	76.4	69.7	192.4	199.7
Specialty Chemicals	46.9	45.5	141.9	127.3

Total	$123.3	$115.2	$334.3	$327.0

Gross Profit
TEL-ongoing	$40.5	$34.3	$99.1	$102.2
TEL-Chlorine	—	(0.5)	—	(0.8)

TEL-total	40.5	33.8	99.1	101.4
Specialty Chemicals	15.9	14.2	46.8	43.7

Total	$56.4	$48.0	$145.9	$145.1

Operating Income
TEL-ongoing	$35.0	$29.8	$83.5	$89.5
TEL-Chlorine	—	(0.5)	—	(0.8)

TEL-total	35.0	29.3	83.5	88.7
Specialty Chemicals	3.7	2.9	9.0	8.3
Corporate Costs	(5.4)	(3.8)	(11.0)	(10.4)
Restructuring	(2.3)	(3.1)	(10.5)	(3.1)

Total	$31.0	$25.3	$71.0	$83.5

NOTE 5 – INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:-

	Nine Months Ended September 30
	2003	2002
Statutory rate	35.0%	35.0%
Increase (decrease) resulting from:
Foreign tax rate differential	(11.3)	(12.0)
Permanent differences	3.8	—
Discontinued operations	1.0	—
Other	2.5	—
Effective rate	31.0%	23.0%

The full year effective tax rate for 2002 was 31.0%. The effective tax rate is based on pre-tax earnings including the share of affiliated company earnings, discontinued operations and cumulative effect of change in accounting principle.

NOTE 6 – PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Octel’s TEL manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. The restructuring provision also includes provisions for the costs of reducing Specialty Chemicals production, selling and administrative costs. Costs related to the restructuring program are analyzed separately.

Movements in the provisions for the period are set out below:

(millions of dollars)	2003	2003	2003	2003	2002
	Restructuring	Severance	Remediation	Total	Total
Total at January 1	$5.1	$0.6	$30.7	$36.4	$39.5
Exchange effect	0.2	—	0.9	1.1	1.0
Charge for the period	10.5	—	0.6	11.1	3.1
Expenditure	(7.9)	(0.6)	(3.2)	(11.7)	(10.6)

Total at September 30	7.9	—	29.0	36.9	33.0
Due within one year	(7.9)	—	(2.5)	(10.4)	—

Balance at September 30	$—	$—	$26.5	$26.5	$33.0

Amounts due within one year refer to provisions where expenditure is expected to arise within one year after the balance sheet date.

Restructuring

(millions of dollars)	Severance	Other	Total
Total at January 1, 2003	$3.7	$1.4	$5.1
Exchange effect	0.1	0.1	0.2
Charge for the period	8.2	2.3	10.5
Expenditure	(5.0)	(2.9)	(7.9)

Total at September 30, 2003	7.0	0.9	7.9
Due within one year	(7.0)	(0.9)	(7.9)

Balance at September 30, 2003	$—	$—	$—

The severance charge for new items in the third quarter was $1.9 million and related to severance for 69 UK employees and 1 US employee. The $0.4 million charge for other items relates principally to UK site clearance costs. Severance payments were $0.7 million, $2.6 million and $1.7 million in the first, second and third quarters, respectively. Other payments in the quarter of $1.2 million relate mainly to UK site clearance costs. All restructuring amounts provided are expected to crystallize within one year. The remaining provision at September 30, 2003 relates to amounts payable to 109 current or former employees who had contracted to leave the Group by September 30, 2003.

Severance and remediation

Severance expenditure of $0.6 million related to first quarter severance costs in Germany, utilizing all (non-restructuring) severance provisions at 2002 year end. Remediation expenditure of $3.2 million was associated with remediation work in the UK and in Germany. The $0.6 million charge for the period relates to the reversal of discounting following our adoption of FAS 143.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 clarifies disclosures that are required to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also establishes a requirement to record a liability at fair value for certain guarantees that are entered into or modified after December 31, 2002. The relevant disclosure is contained in Note 11.

In January 2003, FIN 46, Consolidation of Variable Interest Entities was issued. FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective for the first reporting period after December 15, 2003. We do not anticipate that the adoption of FIN 46 will have a material impact on our interim or annual financial statements.

In April 2003, FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively known as derivatives) and for hedging activity under FAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 has not had a material effect on our interim financial statements.

In May 2003, FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. FAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some instances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first fiscal period beginning after December 15, 2003. The adoption of FAS 150 has not had a material effect on our interim financial statements.

NOTE 8 – DEBT

Our principal credit facility comprises a term loan with a remaining balance of $117 million and a revolving facility of $40 million, of which $7 million had been drawn down at September 30, 2003. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically an operating cash/net finance charge ratio, EBITDA/net interest expense ratio and net debt/EBITDA ratio, on a rolling twelve month basis calculated quarterly.

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

The company has initiated a review of its debt structure with independent financial advisors. This will provide the basis for establishing a long-term liquidity position for the company to support its growth objectives. This is now well advanced and the company is in active discussions with a few selected banks.

Under the previous debt repayment profile $55 million would have been repayable in 2003. The revision means that $30 million has been deferred to 2004. Instalments for 2003 are $5 million (paid) in March and $20 million in December 2003.

The revised overall debt profile at September 30, 2003, including the principal facility and other group debt, is set out below:

(in millions)	2003	$20.5
	2004	105.7
	2005	1.7
	2006	1.7
	2007	1.2
	Thereafter	1.2

		$132.0

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

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

NOTE 10 – DISCONTINUED OPERATIONS

On June 26, 2003 we disposed of our investment in Octel Waste Management Limited, a non-core UK business that was part of the TEL reporting segment, for a cash consideration of $4.2 million. The net assets of the company were $1.4 million, principally comprising capital work-in-progress of $5 million offset by bank debt of $1.6 million and inter-company balances of $2.0 million. The company had not started trading. The net loss to the group was $0.3 million, on which no tax charge or credit arose.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees

The company and certain of its consolidated subsidiaries were contingently liable at September 30, 2003 for $13.2m, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

The company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, most of which are expected to be fulfilled with no adverse consequences material to the company. Under the terms of one long term supply contract, based on current forecasts of demand, Octel may incur additional charges of $5 million over the course of the next 3 years, although this estimate is highly sensitive to the accuracy of current sales forecasts.

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (‘OWT’) on June 23, 2003 the company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of their leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.3 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 23, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the company’s remediation provision.

In addition, the company provided certain warranties in respect of the disposal of OWT. The company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($6.2 million).

There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the indemnity or warranties.

Litigation

Octel has commenced litigation against Infineum USA L.P. for the revocation of certain patents relating to fuel additives supplied by the Specialty Chemicals business (see Part II Item 1 for full disclosure). Infineum have counterclaimed against Octel for infringement of these patents. One remaining claim is active. Octel is defending this claim primarily on the grounds of the invalidity of the patent. The trial of both the invalidity and infringement actions will commence in the UK Patents Court on 28 January, 2004. It is Octel’s view that the extent of possible loss or range of loss, if any, cannot be reasonably estimated.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2003

FACTORS AFFECTING OUR RESULTS

The political situation in Venezuela, the location of our biggest customer, prevented any TEL shipments to that country in the last quarter of 2002. That situation has now improved and, as expected, shipments resumed in April, 2003.

In the second half of 2002, we recorded a $19.5 million restructuring charge as part of a group-wide program to reduce the TEL asset and cost base in line with declining demand and to ensure that the correct infrastructure and systems exist to globalize the Specialty Chemicals business. We recorded a third quarter charge of $2.3 million. The restructuring charge is $10.5 million in the nine months to September 30, 2003. We still expect additional restructuring charges of up to $10 million in the remainder of 2003 and 2004 across both businesses.

In June 2003 we recorded a loss of $3.4 million related to the sale of a non-core UK subsidiary, Octel Waste Management Limited, and the liquidation of a loss-making Hong Kong business, Manhoko Limited. The loss includes the write-off of local assets and consolidation goodwill, as well as trading results for the year to date.

Our critical accounting policies are discussed below.

RESULTS OF OPERATIONS

Group net income for the first nine months was $38.9 million or $3.11 per share (diluted) compared with $54.4 million or $4.32 per share (diluted) in the comparable period last year. Third quarter net income was $18.4 million or $1.47 per share (diluted) compared with $18.3 million or $1.44 (diluted) in the third quarter, 2002.

Group sales and gross profit for the nine months were $334.3 million and $145.9 million, respectively, compared with $327.0 million and $145.1 million, respectively, for the first nine months of 2002. Specialty Chemicals comprised 42% (2002-39%) of total sales and 32% (2002-30%) of gross profit for the nine months ended September 30, 2003.

The political situation in Venezuela and the Middle East significantly affected TEL sales in the first quarter of 2003. The resumption of Venezuelan deliveries and the increased stability in Iraq enabled second quarter sales of $68.2 million. With all major markets back on track, TEL sales were $76.4 million in the third quarter, 15.2% ahead of the third quarter, 2002. Gross profit in the TEL segment included the effect of a $1.0 million charge relating to TEL inventory. This was offset by the release of a $1.2 million provision for a claim that was settled with no liability in the third quarter. However, in a market characterized by annual decline in market volumes, this was a strong performance reflecting a proactive approach to customer relations and good management of both selling prices and our UK operating cost base.

Specialty Chemicals continued its trend of year on year improvements in sales performance. Third quarter sales were $46.9 million, 3.1% above third quarter, 2002 levels, and gross profit was $15.9 million, an increase of 12% over 2002. Sales and gross profit for the nine months ended September 30, 2003 were $141.9 million and $46.8 million, respectively. This represents year on year improvements of 11% and 7%, respectively, despite the adverse effect of a low margin detergent contract. The main factor underpinning the improvement is the increase in pace of our program to integrate the acquisitions made during 2001. This started last year and although we expect the full benefits to be realized in 2004 its effect on operating performance is already being felt.

Selling, general and administrative expenses for the quarter of $19.3 million were $3.5 million higher than the third quarter, 2002 and are cumulatively 11.4% higher than last year. The administrative charge in the quarter included a one-off $2.2 million charge for a pension accrual that lies outside of the scope of FAS 87. This increase reflects our investment in support infrastructure to drive the growth in Specialty Chemicals, as well as planned expenditure to ensure the company is always in a position to comply fully with new and proposed governance and other regulatory requirements.

We account for pensions in accordance with FAS 87, and in the first nine months of 2002 we recorded a total pension credit of $8.8 million in our income statement. A credit of $6.9 million has been recognized in the nine months ended September 30, 2003 based on advice received from our independent pension advisers. A full actuarial valuation of the pension fund commenced in the second quarter and the results will be finalised in the final quarter. The results will be made available in the Annual Report for 2003.

A restructuring charge of $2.3 million was recorded in the third quarter, 2003. The majority of this, $1.9 million, related to a severance program in the UK at the Ellesmere Port facility to reconfigure the site infrastructure ahead of the reduction in TEL manufacturing volume. There were other costs of $0.4 million, mainly in respect of site clearance costs at the UK TEL production plant. We expect further charges of $10 million in the remainder of 2003 and 2004 across all businesses.

Net interest expense for the nine months fell from $10.2 million in 2002 to $8.4 million in 2003, reflecting a reduction in the average debt outstanding over the period and improved interest rates partly offset by amortization of finance costs and an interest charge under FAS 143 relating to the future value of asset retirement obligations. Our effective tax rate at 31.0% is above the 23.0% applied in 2002 but in line with the 2002 full year rate of 31.0%. The rate used in early 2002 was based on certain assumptions as to the disposition of pre-tax profits between the geographical areas in which the group operates, and the increase in the 2002 full year rate reflected differences between the actual mix and expectations during the year.

Discontinued operations relate to two companies disposed of in the second quarter. Manhoko Limited, a loss-making Hong Kong subsidiary, entered into voluntary liquidation on July 4, 2003 at a loss to the group of $3.1 million including the write-off of $3.2 million of consolidation goodwill. In June 2003 Octel Waste Management Limited, a non-core UK subsidiary, was sold for $4.2 million and realized a loss on disposal of $0.3 million.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended September 30, 2003 was $56.0 million compared with $84.3 million in the comparable 2002 period. Net income was reduced by the $10.5 million restructuring charge, of which $7.9 million related to cash outflows in the period. Other adjustments to net income principally reflect the add-back of the loss on discontinued operations. The most notable difference between 2003 and 2002 changes in operating assets and liabilities is in accounts receivable. December 2001 saw large deliveries and therefore significant cash inflows from receivables, $41.0 million, in the first nine months of 2002. The 2002 year end receivables were significantly lower, because of the absence of sales to Venezuela, so the cash inflow in 2003 is greatly reduced at $16.8 million.

We have spent $5.8 million in the first nine months of 2003 in payment of deferred consideration for the acquisitions made in 2001, and there will be some smaller payments to come in Q4 2003.

At the end of December, 2001, we were notified, under the terms of our marketing, supply and service agreement with Veritel Chemicals BV, of a permanent source interruption in the supply of TEL by reason of their supplier’s inability to manufacture TEL. This triggered phased payments to Veritel of $70 million, of which 32% was recoverable under a separate agreement from Ethyl Corporation. In the second quarter, 2003 we made the last $10 million payment due to Veritel and recovered the related $3.2 million from Ethyl Corporation.

Other investing inflows of $1.8 million mainly comprised the $4.2 million proceeds on the disposal of Octel Waste Management, less the related cash outflows of divestment, including $1.2 million bank guarantees called in on the liquidation of Manhoko. Investments in two UK affiliates totalled $1.3 million in the nine months to September 30, 2003.

Movements in the revolving credit facility in the six months ended June 30, 2003 netted to nil. The $6.0 million repayment of long term borrowings represents a $5.0 million repayment on the main group term loan in March and cumulative debt repayments of $1.0 million by our 50% owned subsidiary, Octel Starreon. In the third quarter $18 million of the revolving credit facility was repaid and $0.4 milliondebt was repaid by Octel Starreon.

In March 2003 we entered into discussions with our bank syndicate and were successful in deferring some of the term loan repayments originally planned for this year until next year. Under the previous profile a total of $55 million would have been due for repayment in 2003. Under the revised schedule total repayments for 2003 are $25 million, of which $5 million have been repaid in March as noted above. The remaining $20 million is repayable in December 2003.

The revised overall debt profile as at September 30, 2003, including the principal facility and other group debt, is set out below:

(in millions)	2003	$20.9
	2004	123.7
	2005	1.7
	2006	1.7
	2007	1.7
	Thereafter	0.8

		$150.5

In May 2003 we paid a dividend of 5 cents per share under the semi-annual program announced in 2002. The $1.4 million of treasury stock issue proceeds in the first nine months of 2003 arose from the exercise price paid on the exercise of stock options.

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

We record environmental liabilities when they are probable and costs can be estimated reasonably. Remediation provisions at September 30, 2003 amounted to $26.5 million and relate principally to our sites in the UK and Germany. We have to anticipate the program of work required and the associated future costs, and we have to comply with environmental legislation in the relevant countries. We also view the costs of vacating our main UK site ($27.6 million at 2002 year-end) as a contingent liability because we have no present intention to exit the site.

We have significant goodwill and intangible assets in our balance sheet, with net amounts of $351.5 million and $45.3 million, respectively, at September 30, 2003. These are accounted for in accordance with FAS 142. We regularly review carrying values by reference to future income and cash flows as set out in the group’s strategic long-term plan, but this involves anticipating trading circumstances that will apply in future years. We do expect, based on current projections, to begin to impair goodwill for our TEL business segment in 2004.

We account for pensions in accordance with FAS 87 and the disclosure requirements of FAS 132. The prepaid pension cost is material to our balance sheet, the net prepayment being $115.6 million at September 30, 2003. The underlying Plan Asset Value and Projected Benefit Obligation were $580.7 million and $583.3 million, respectively, at the end of 2002. Movements in these are dependent on actual return on investments and pay awards, as well as our assumptions as to future trends in these areas. The continuation of the prepayment depends on the carrying value of the plan assets exceeding the Accumulated Benefit Obligation. This surplus at December 31, 2002 was $8.9 million. In the event of a deficit, a creditor would be created equal to the sum of the prepayment and the deficit, and the related charge would be written off to accumulated other income. A full actuarial valuation of the pension plan commenced in the first half of 2003, with the full results to be reported in the Annual Report for 2003. We will continue to monitor the status of the plan on a quarterly basis.

We commenced a major program of restructuring during the latter half of 2002. Restructuring activities initiated on or after January 1, 2003 are now accounted for in accordance with FAS 146. Restructuring provisions at September 30, 2003 were $7.9 million. Where appropriate we have reclassified 2002 amounts linked to ongoing projects, mainly the closure of the UK Chlorine plant that was announced in 2001 but occurred at 2002 year end. Over recent years there has been an ongoing program of severance and other costs as the decline in the TEL market caused plant closures and downsizing of operations. We have considered whether these should be separated for disclosure, and concluded that there would be no value added to the exercise by including costs that are, in effect, a fact of life in a declining market. We have not, therefore, included any further retrospective analysis of restructuring activity, but have focused on clear disclosure of the activities presently in hand.

We have entered into a number of sales and marketing agreements with Ethyl for the sale of TEL in all areas of the world except North America through December 31, 2009. Under these agreements we produce the TEL and all marketing and sales effort is in the Octel name. Ethyl provides bulk distribution, marketing and other services. The net proceeds are paid to Ethyl and Octel on an agreed formula with Octel receiving 68% of the total. The net proceeds are in the main calculated and settled on a monthly basis, but there is an element receivable by us from Ethyl that is computed annually in arrears. In prior years the amounts involved were not significant, but because of increases in the value of this retrospective element it was decided in the year ended December 31, 2002 that it is more appropriate to recognize a prudent accrual during the year, based on best current estimates of the expected outcome.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4    Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information that is required to be included in the periodic reports that we must file with the Securities and Exchange Commission. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    Legal Proceedings.

In April 2002, Octel commenced proceedings in the Patents Court in the UK against Infineum USA L.P. (“Infineum”) for the revocation of the UK equivalent of European Patent No. 0807155 (“155”), European Patent No. 0743972 (“972”) and European Patent No. 0743974 (“974”).

These patents relate to mixtures of an ester lubricity additive in combination with another additive in a low sulphur middle distillate fuel (which includes diesel fuels). In 155, the other additive is a dispersant, in 972 a wax anti settling agent (“WASA”) and in 974, a cold flow improver. These additives are used in diesel fuels to improve the quality/performance characteristics of the diesel fuel.

Infineum counterclaimed against Octel for infringement of the 155 and 974 patents resulting from the sale (or offer for sale) of Octel’s OLI 9000 and OLI 9900 lubricity improver products to customers in the UK. Infineum have subsequently withdrawn their infringement claim in relation to the 155 patent. Octel is defending the remaining claim, predominantly on the basis of invalidity of the 974 patent. There is no counterclaim with regard to the 972 patent as WASAs have not been, and are not currently, used in the UK.

It is Octel’s position that each of the patents is invalid for lack of inventive step and that the 155 patent is additionally invalid for insufficiency and the 974 patent is additionally invalid for lack of novelty in the light of the prior use of certain low sulphur diesel fuel containing both an ester lubricity additive and cold flow improver. The trial of the invalidity and infringement actions is to be heard by the UK Patents Court from 28 January 2004.

In parallel with the UK litigation Octel has, together with other additives suppliers opposed the grant of the three patents in the Opposition Division of the European Patent Office. At a hearing of the Opposition Division on 25 October 2002 the 155 patent was upheld but only with substantially amended claims. A similar decision was arrived at by the Opposition Division in relation to the 972 patent at a hearing on 21 November 2002. Both decisions have been appealed by the opponents (seeking complete revocation) and patentee. The decisions have suspensory effect pending a decision by the European Patent Office Board of Appeal.

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

At our annual meeting the following matters were considered:

Issue:	Votes For	Votes Against/Withheld	Abstentions	Broker Non- Votes

1. Election of Director Mr James M C Puckridge	4,870,866	2,976,549	Nil	Nil

2. Election of Director Mr Benito Fiore	7,454,959	392,456	Nil	Nil

Issue:	Votes For	Votes Against	Abstentions	Broker Non- Votes

1. Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants	6,197,468	1,640,753	9,194	Nil

ITEM 5.    Other information

None.

ITEM 6. – Exhibits and reports on Form 8-K

(a)	Exhibits

31.1, 31.2, 32.1 and 32.2. Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K was furnished on April 28, 2003 related to the first quarter press release. A report on Form 8-K was furnished on May 6, 2003 in respect of a dividend payment of 5 cents per share payable on June 17, 2003. A report on Form 8-K was furnished on July 28, 2003 related to the second quarter press release. A report on Form 8-K was furnished on August 14th related to the resumption of the share buy-back program. A report on Form 8-K was furnished on October 27, 2003 related to the third quarter press release. All such reports were furnished pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date:	November 13, 2003	By /s/ Dennis J. Kerrison
Dennis J. Kerrison
President and
Chief Executive Officer

Date:	November 13, 2003	By /s/ Paul W. Jennings
Paul W. Jennings
Executive Vice President and
Chief Financial Officer