Form 10-K
period 2003-12-31
OCTEL CORP
filed 2004-03-15
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-13879

OCTEL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Global House Bailey Lane Manchester United Kingdom	M90 4AA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44-161-498-8889

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.
Yes ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒     NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2003) was approximately $88 million, based on the closing price of the common shares on The New York Stock Exchange on June 30, 2003. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 1, 2004, 12,182,171 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Certain portions of Octel Corp.’s Proxy Statement to be mailed to stockholders on or about March 15, 2004 for the Annual Meeting of Stockholders to be held on May 4, 2004 are incorporated in Part III hereof by reference.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results – are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, moreover, there can be no assurance that actual results will not differ materially from our expectations. Among the risk factors which could cause actual results to differ materially from expectations are the risks and uncertainties discussed in this annual report on Form 10-K and those described from time to time in the Company’s other filings with the SEC. These involve, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. Should one or more of these risks materialize (or the consequences of such development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

General

Octel Corp., a Delaware corporation (the “Company”) is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, South Wirral, United Kingdom. The Company’s products are sold globally, primarily to oil refineries. Principal product lines are lead alkyl antiknock compound (“TEL”), other petroleum additives and performance chemicals.

Until May 22, 1998, the Company was a wholly owned subsidiary of Great Lakes Chemical Corporation, a Delaware corporation (“GLCC”). On May 22, 1998, GLCC consummated the spin-off of its petroleum additives business by distributing shares in the Company to the stockholders of GLCC in a ratio of one Company share for every four GLCC shares held. In connection with the spin-off the Company issued 14,762,417 shares of common stock on May 26, 1998. A further 969 shares were subsequently issued in respect of late notified changes in GLCC stockholders at the record date of the spin-off issue.

The term “Octel” as used herein means Octel Corp. and its subsidiaries unless the context indicates otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 25 of the 2003 Annual Report to Stockholders (the “Report”) are incorporated herein by reference.

Segmental Information

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes – TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment. Note 2 to the Financial Statements included in the Report (the “Financial Statements”) on pages 35 and 36 of the Report, is incorporated herein by reference.

Description of the Business

The Company is an international chemical company specializing in the manufacture, distribution and marketing of fuel additives and specialty chemicals. The Company is organized into two business units for reporting purposes – TEL and Specialty Chemicals.

TEL

Tetraethyl lead (TEL), the most significant of the Company’s products, accounted for approximately 58% of the Company’s 2003 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid, reducing engine wear. Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a rate of decline in volume terms in the last few years of between 15% and 25% per annum. Management believes that a decrease of 15% to 25% will arise in 2004, and that market volumes will continue to decline year on year.

The Company intends to manage the decline safely and effectively and to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Specialty Chemicals

The Specialty Chemicals Business Unit comprises two developing business areas – Petroleum Specialties and Performance Chemicals.

The Petroleum Specialties business develops, produces and markets a range of specialty products, used as additives to fuels. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Specialties unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. There is an ongoing program of growth through mergers and acquisitions. These have included the joint venture in Valvemaster® Limited, our 50% owned US subsidiary Octel Starreon LLC and wholly owned subsidiaries including Octel Deutschland GmbH, the Gamlen group, CP Manufacturing BV, CP3500 International Limited, the Bycosin AB group and Octel Exhaust Systems Limited.

The Performance Chemicals focus going forward is to develop high performance products from its technology base complemented by selective acquisitions to achieve critical mass in a number of markets. The major current product is the Octaquest® family of products, originally developed for the detergent market but now being adapted to new markets in personal care, paper and photographics. Subsidiaries include Octel Performance Chemicals Inc. (formerly Hi-Mar Specialties Inc) and ProChem Chemicals Inc.

Raw Materials

Raw material purchases account for a substantial portion of the Company’s manufacturing costs. The major purchases are lead, sodium, ethyl chloride and dibromoethane. These materials are available readily from more than one source, and the Company uses long term contracts (generally with fixed prices and escalation terms) to enhance the security of supply and manage the risk of price escalation.

Patents and Intellectual Property

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes. These trademarks and patents relate primarily to the Petroleum Specialties and the Performance Chemicals businesses, in which intellectual property forms a significant part of the Company’s competitive strengths. The majority of these patents were developed by the Company. Most of these patents, subject to maintenance obligations, including the payment of renewal fees, have at least ten years’ life remaining. The Company also holds a license for the manufacture of fuel detergents. The Company has trademark registrations for the use of the name Octel® and for the Octagon device in Classes 1 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” in all countries in which it has a significant market presence. Octel also has trademark registrations for Octaquest® in all countries in which it has a significant market presence. The Company has applications in progress for a number of other trademark registrations in several jurisdictions.

Octel America Inc., a subsidiary of the Company, has trademarks for Ortholeum®, a lube oil additive antioxidant and metal deactivator, Ocenol®, an antifoam for refinery use, and Valvemaster®, a valve seat recession additive. The Company does not consider its business as a whole to be dependent on any one trademark, patent or licence.

Customers

TEL sales are made principally to the retail refinery market, which comprises independent, state or major oil company-owned refineries located throughout the world. Selling prices to major customers are negotiated under long-term supply agreements, with varying prices and terms of payment.

The Company has two significant customers whose sales represent more than ten per cent of consolidated revenues in 2003. Sales to one of the customers in 2003, 2002 and 2001 were $50.6 million, $62.6 million and $80.5 million, respectively. Sales to the other customer were $53.7 million in 2003. Sales to this customer were less than 10 per cent of consolidated revenues in 2002 and 2001.

The customers of the Company’s major Specialty Chemicals business are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies that had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

Competition

In the TEL business, Octel competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as North America and Europe. As a result, worldwide demand for TEL is progressively declining as the use of unleaded gasoline becomes more widespread. On a worldwide basis Octel remains the largest TEL marketer.

The Company’s Specialty Chemicals business operates in a competitive environment, with its main competitors being large oil and chemical companies. In the Petroleum Specialties market there are a limited number of competitors. No one company holds a dominant market share. The Company considers its competitive strengths are its strong technical development capacity, independence from major oil companies and its strong long-term relationships with refinery customers. In the Performance Chemicals market there are a plethora of competitors.

Agreements with Ethyl Corporation

The “Nature of Operations” policy in Note 1 to the Financial Statements, on page 32 of the Report, is incorporated herein by reference.

Octel supplies Ethyl Corporation (Ethyl) on a wholesale basis with TEL for resale to customers in the United States under two separate long term supply agreements at prices adjusted annually through agreed formulas.

Technology

The Company’s principal research and development facilities are located in the Fuel Technology Centre at Bletchley, UK, together with facilities at Ellesmere Port, UK. The Company’s research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $5.1 million, $6.0 million and $5.1 million in 2003, 2002 and 2001, respectively. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest® has enabled the Company to enter into a new market in the performance chemicals area.

Health, Safety and Environmental Matters

The Company is subject to Environmental Laws in all of the countries in which it does business. The principal Environmental Laws to which the Company is subject in the UK are the Environmental Protection Act 1990, the

Water Resources Act 1991, the Health and Safety at Work Act 1974 and regulations and amendments thereto. Management believes that the Company is in material compliance with all applicable Environmental Laws, and has made appropriate provision for the continued costs of compliance with Environmental Laws. Nevertheless, there can be no assurance that changes in existing Environmental Laws, or the discovery of additional liabilities associated with the Company’s current or former operations, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

The principal sites giving rise to environmental remediation liabilities are the former TEL operating sites at Paimboeuf in France and Doberitz and Biebesheim in Germany, together with the Ellesmere Port site in the UK, which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf and Biebesheim. Doberitz ceased to manufacture in March 2002 so remediation work is still at an early stage. At Ellesmere Port there is a continuing remediation program related to those units that have closed. We regularly review the future costs of remediation and our current estimate is reflected in note 12 to the Financial Statements.

We record environmental liabilities when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgement by management. Note 12 to the Financial Statements, on page 42 of the Report, which quantifies environmental liabilities and provisions, is incorporated by reference.

Human Resources

The Company’s workforce at December 31, 2003 consisted of 834 employees, of which 457 were in the UK. Over half of the Company’s employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.

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

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, United States of America. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The Company also makes available, free of charge, through its Internet website (http://www.octel-corp.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Item 2	Properties

A summary of the Company’s principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:–

Location	Principal Operations

Newark, Delaware, US(1)	Octel Corp. Headquarters
Manchester, UK(1)	Octel Corp. European Headquarters
Ellesmere Port, UK	The Associated Octel Company Limited; Business Teams; Manufacturing; Research & Development; Administration
Bletchley, UK	Fuel Technology Center
Herne, Germany(1)	Octel Deutschland GmbH; Manufacturing and Administration
Zug, Switzerland(1)	OBOAdler Limited; Sales and Administration
Karlstad, Sweden	Bycosin AB; Manufacturing and Administration
Vernon, France	Gamlen SA; Manufacturing and Administration
High Point, North Carolina, US(1)	ProChem Chemicals Inc.; Manufacturing and Administration
Milwaukee, Wisconsin, US(1)	Octel Performance Chemicals Inc.; Manufacturing
(1)	Leased properties

On January 1, 2002 the Octel Corp. headquarters relocated within Newark. Its new address is 220 Continental Drive, Newark, DE 19713. The group’s TEL manufacturing site is at Ellesmere Port. Its TEL manufacturing capacity is currently 30,000 metric tons (mt) per annum. Actual annual operating levels are under review as part of management’s response to the decline in TEL markets.

The group’s Specialty Chemicals manufacturing capacity at Ellesmere Port comprises a detergent plant (3,500 mt per annum) and an EDDS plant (1,500 mt per annum) for the manufacture of Octaquest®.

Item 3	Legal Proceedings

In April 2002, the Company commenced proceedings in the Patents Court in the UK against Infineum USA L.P. (“Infineum”) for the revocation of the UK equivalent of European Patent No. 0807155 (“155”), European Patent No. 0743972 (“972”) and European Patent No. 0743974 (“974”).

Octel and Infineum have agreed that the issues between them concerning the validity of certain patents should be determined at the European Patent Office, and not in the UK courts. Accordingly Octel and Infineum have agreed that the UK proceedings for revocation of the patents and Infineum’s counterclaim for infringement should be stayed while this determination at the European Patent Office takes place.

There are no other material pending legal or governmental proceedings involving the Company, its subsidiaries or any of its properties. Furthermore, no director or officer and to our knowledge no affiliate of the Company or any associate of any director or officer is involved, or has a material interest in, any proceedings which would have a material adverse effect on the Company.

Item 103 of Regulation S-K requires disclosure of administrative or judicial proceedings arising under any federal, state or local provisions dealing with protection of the environment, if the monetary sanctions might exceed $100,000. There are currently no such proceedings.

Item 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol – OTL). As of March 1, 2004 there were approximately 1,902 registered holders of the common stock.

Quarterly stock prices on page 49 of the Report are incorporated herein by reference.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company announced the payment of a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004.

The borrowings entered into by the Company that were in place until January 30, 2004 restricted the Company’s ability to pay dividends or buy back stock. Dividend payments and stock buy-backs could only be made if the Company:

1)	were in compliance with the borrowings agreements (including certain financial covenants);
2)	would have been compliant following the proposed payments and buy-backs, and;
3)	had provided the Company’s bankers with appropriate notice of the proposed payments and buy-backs.

The new refinancing facility agreed on January 30, 2004 allows a maximum dividend of $1.5 million per annum plus 15% annual growth from 2005 provided that no default has occurred or would result from such payment. The Company may repurchase its own shares provided that this will not affect compliance with the financial covenants in the facility.

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the last quarter of 2003.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	3,200	$17.62	3,200	$5.3 million
November 1 – November 30	7,400	$17.20	7,400	$5.2 million
December 1 – December 31	—	—	—	$5.2 million
Total	10,600	$17.33	10,600	$5.2 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. All shares repurchased were repurchased pursuant to this program.

The Company also has securities authorized for issuance under equity compensation plans. The information contained in item 12 under the heading “Shares authorized for issuance under equity compensation plans” is incorporated herein by reference.

The Company has not, within the last three years, made any sales of unregistered securities.

Item 6	Selected Financial Data

The Financial Highlights on page 16 of the Report and the Quarterly Summary on page 49 of the Report are incorporated herein by reference.

The results of operations and financial condition of the group in 2001 include the effects of seven acquisitions made during the year. Note 7 to the Financial Statements is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion on pages 18 through 25 of the Report is incorporated herein by reference.

Liquidity and financial condition

The discussion on pages 21 and 22 of the Report is incorporated herein by reference.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Octel’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to environmental remediation, impairment of goodwill and intangible assets, pension accounting, restructuring costs and marketing agreements with Ethyl. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Financial Statements.

“Critical Accounting Policies and Estimates” on pages 22 and 23 of the Report is incorporated herein by reference.

Contractual Commitments

“Contractual Commitments” on page 24 of the Report, and Note 18 on the Notes to the Financial Statements, are incorporated herein by reference.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

Information relating to the Company’s exposure to market risk on pages 23 and 46 of the Report is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report of PricewaterhouseCoopers LLP dated February 9, 2004 and quarterly financial information, which are on pages 18 through 49 of the Report, are incorporated herein by reference. The Financial Highlights on page 16 of the Report are also incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s Independent Auditors on any matter of accounting principles or procedures or financial statement disclosure during the year ended December 31, 2003.

Item 9A	Controls and Procedures

Information regarding Controls and Procedures is contained on page 25 of the Report and is incorporated herein by reference.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information under the heading “Management” set out in the Proxy Statement, dated March 15, 2004, relating to the 2004 Annual Meeting of Stockholders to be held on May 4, 2004 (“The Proxy Statement”) is incorporated herein by reference.

At its Board Meeting on February 24, 2004 the Company formally adopted a Code of Ethics. Any stockholder who requires a copy of the Code of Ethics, Corporate Governance Guidelines or any of the Board Committee Charters may obtain one in writing by writing to the Investor Relations Director, Octel Corp., Bailey Lane, Manchester M90 4AA, England, e-mail investor@octel-corp.com. These documents can also be accessed via the Corporation’s website, www.octel-corp.com.

Information regarding the composition and the workings of the Audit Committee are included under the headings “Corporate Governance – Committee of the Board of Directors – Audit Committee” and “Audit Committee Report” in The Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation

The information under the heading “Executive Compensation and Other Information” in The Proxy Statement is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in The Proxy Statement is incorporated herein by reference.

Shares Authorized for Issuance under Equity Compensation Plans

The information contained in the table entitled “Equity Compensation Plan Information” under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

The Company is currently seeking approval for an additional 823,720 share securities to be made available as share options. This would take the total amount of shares approved for options to 2,898,720.

Item 13	Certain Relationships and Related Transactions

The information under the headings “Transactions with Executives, Officers, Directors and Others” and “ Certain Other Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent auditors, PricewaterhouseCoopers LLP, is contained in the Audit Committee Report under the heading “Principal Accountant’s Fees and Services” in The Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements
The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2004 appearing on pages 18 through 49 of the 2003 Annual Report to Stockholders, are incorporated by reference in Item 8.

	(2)	Financial Statement Schedules
All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

	(3)	Exhibits

		2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

		3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

		3.2	Amended and Restated By-laws of the Registrant. (1)

		4.1	Form of Common Stock Certificate. (2)

		4.2	Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)

		4.3	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

		4.4	Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)

		4.5	Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit A). (4)

		4.6	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

		4.7	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

		4.8	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6)

		4.9	Amendment to Rights Agreement (10)

		10.1	Tax Disaffiliation Agreement between GLCC and the Registrant. (1)

		10.2	Corporate Services Transition Agreement between GLCC and the Registrant. (1)

		10.3	Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)

		10.4	Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)

10.5	Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)

10.6	Ethyl Corporation Market and Sales Agreement. (4)

10.7	Octel Corp. Non Employee Directors Stock Option Plan. (4)

10.8	Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)

10.9	Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)

10.10	Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)

10.11	Octel Corp. Time Restricted Stock Option Plan. (3)

10.12	Octel Corp. Performance Related Stock Option Plan. (3)

10.13	Associated Octel Savings-Related Stock Option Plan. (3)

10.14	Form of Octel Corp. Approved Company Share Option Plan. (8)

10.15	Form of Octel Corp. Profit Sharing Share Scheme. (8)

10.16	Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)

10.17	Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)

10.18	Consultancy Agreement between Octel Corp. and Robert E Bew. (9)

10.19	Employment offer letter from The Associated Octel Company Limited to Ian A Watling. (11)

10.20	Employment offer letter from The Associated Octel Company Limited to Philip J Boon. (11)

10.21	Executive Services agreement, Richard Shone (13)

10.22	Contract of Employment, Sharon Todd (13)

10.23	Contract of Employment, Ian McRobbie (13)

10.24	Contract of Employment, Paul Jennings (13)

10.25	Contract of Employment, Alexander Dobbie (13)

10.26	$100,000,000 term loan agreement between Octel Corp., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999 (6)

10.27	US$250,000,000 Facilities Agreement dated 29 October 2001 for Octel Corp. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent. (12)

10.28	Amendment and Restatement Agreement, dated 30 January 2004, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto. (14)

12.1	Statement Regarding Computation of Financial Ratios. (filed herewith)

13.1	2003 Annual Report to Stockholders of Octel Corp. (filed herewith)

13.2	Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)

14	The Octel Corp. Code of Ethics (15)

21.1	Subsidiaries of the Registrant. (filed herewith)

24.1	Powers of Attorney of Directors and Officers of the Registrant (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended (7).

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-/A.

(2)	Incorporated by reference to the Company’s Form 10-/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 10-Q on November 10, 1998.

(6)	Filed with the Company’s Form 8-K on November 12, 1999.

(7)	Filed with the Company’s Form 8-K/A on January 20, 2000.

(8)	Filed with the Company’s Form 10-K on March 26, 1999.

(9)	Filed with the Company’s Form 10-K on March 27, 2000.

(10)	Filed with the Company’s Form 8-K on July 21, 2000.

(11)	Filed with the Company’s Form 10-K on March 26, 2001

(12)	Filed with the Company’s Form 10-K on March 25, 2002.

(13)	Filed with the Company’s Form 10-K on March 28, 2003.

(14)	Filed with the Company’s Form 8-K on February 9, 2004.

(15)	Filed with the Company’s Proxy Statement on March 15, 2004.

(b)	Reports on Form 8-K

On October 8, 2003 the Company filed a Form 8-K announcing financial results for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTEL CORP.	By:	/s/ Dennis J Kerrison
(Registrant)		DENNIS J KERRISON
Date: March 15, 2004		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

March 15, 2004	/s/ Paul W Jennings

Paul W Jennings, Executive Vice President and Chief Financial Officer

March 15, 2004	/s/ Robert E Bew

Dr Robert E Bew, Chairman and Director

March 15, 2004	/s/ Dennis J Kerrison

Dennis J Kerrison, President, Chief Executive Officer and Director

March 15, 2004	/s/Martin M Hale

Martin M Hale, Director

March 15, 2004	/s/ Samuel A Haubold

Samuel A Haubold, Director

March 15, 2004	/s/ James Puckridge

James Puckridge, Director

March 15, 2004	/s/ Benito Fiore

Dr Benito Fiore, Director

March 15, 2004	/s/ Charles M Hale

Charles M Hale, Director