Form 10-Q
period 2004-03-31
OCTEL CORP
filed 2004-05-10
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of April 28, 2004
Common Stock, par value $0.01	12,440,789

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, moreover, there can be no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL, and business risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	March 31 2004 (Unaudited)	December 31 2003
Assets

Current assets
Cash and cash equivalents	$67.9	$46.1
Accounts receivable, less allowance of $5.2 (2003—$4.8)	55.2	71.7
Inventories
Finished goods	40.1	40.7
Raw materials and work-in-progress	19.2	15.8

Total inventories	59.3	56.5
Prepaid income taxes	0.9	—
Prepaid expenses	4.0	4.6

Total current assets	187.3	178.9

Property, plant and equipment	99.1	98.4
Less accumulated depreciation	(52.1)	(49.7)

Net property, plant and equipment	47.0	48.7

Goodwill (note 12)	345.5	348.9
Intangible assets	38.3	40.8
Deferred finance costs	2.3	0.1
Prepaid pension cost	117.7	115.9
Other assets	6.5	8.3

	$744.6	$741.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	March 31 2004 (Unaudited)	December 31 2003
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$35.0	$53.0
Accrued liabilities	54.1	43.7
Accrued income taxes	—	2.8
Current portion of plant closure provisions (note 7)	8.7	9.2
Current portion of long-term debt (note 8)	31.7	1.7
Current portion of deferred income	2.0	2.4

Total current liabilities	131.5	112.8

Plant closure provisions (note 7)	26.7	27.0
Deferred income taxes	38.9	38.6
Deferred income	5.9	7.7
Long-term debt (note 8)	75.4	102.9
Other liabilities	18.3	15.8
Minority interest	7.1	6.6
Stockholders’ Equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.4	276.8
Treasury stock (2,396,481 and 2,717,511 shares at cost, respectively)	(28.6)	(32.4)
Retained earnings	215.6	209.1
Accumulated other comprehensive income	(22.7)	(23.4)

Total stockholders’ equity	440.8	430.2

	$744.6	$741.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(millions of dollars except share and per share data)	2004	2003
Net sales	$106.9	$97.2
Cost of goods sold	(62.3)	(57.3)

Gross profit	44.6	39.9
Operating expenses
Selling, general and administrative	(21.0)	(17.0)
Research and development	(2.5)	(1.2)
Restructuring charge	(2.5)	—
Amortization of intangible assets	(2.4)	(2.6)
Impairment of TEL business goodwill (note 12)	(3.4)	—

	(31.8)	(20.8)

Operating income	12.8	19.1
Interest expense	(1.5)	(2.5)
Interest income	0.1	0.1
Other net income/(expenses)	2.0	(0.7)

Income before income taxes and minority interest	13.4	16.0
Minority interest	(1.0)	(0.9)

Income before income taxes	12.4	15.1
Income taxes (note 6)	(4.2)	(4.6)

Income from continuing operations	8.2	10.5
Discontinued operations, net of tax (note 10)	(1.0)	(0.1)
Cumulative effect of change in accounting principle, net of tax (note 10)	—	0.5

Net income	$7.2	$10.9

Earnings per share—net income (note 3):
Basic	$0.59	$0.92

Diluted	$0.56	$0.88

Earnings per share—income from continuing operations (note 3):
Basic	$0.67	$0.89

Diluted	$0.64	$0.85

Dividends per share	$0.06	$—

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,176	11,825

Diluted	12,964	12,351

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(millions of dollars)	2004	2003
Cash Flows from Operating Activities
Net income	$7.2	$10.9

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4.9	5.8
Impairment of TEL business goodwill (note 12)	3.4	—
Deferred income taxes	0.3	(0.2)
Other	—	(0.9)
Loss on disposal of equipment	—	(0.5)
Loss on disposal of business	0.4	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	15.3	12.5
Inventories	(3.1)	(0.1)
Accounts payable and accrued liabilities	(9.6)	(13.4)
Income taxes and other current liabilities	(3.8)	(2.0)
Plant closure provisions	(0.6)	(3.9)
Other non-current assets and liabilities	2.8	(2.7)

Net cash provided by operating activities	17.2	5.5

Cash Flows from Investing Activities
Capital expenditures	(0.9)	(1.2)
Business combinations, net of cash acquired and divestments	1.4	—
Other	(0.1)	(0.3)

Net cash used in investing activities	0.4	(1.5)

Cash Flows from Financing Activities
Receipt of long-term borrowings	100.0	—
Repayment of long-term borrowings	(97.5)	(0.4)
Net decrease in short term borrowings	—	(2.3)
Dividends paid	(0.7)	—
Issue of treasury stock	3.3	—
Minority interest	0.5	0.9
Refinancing costs	(2.1)	—
Other	—	(0.2)

Net cash used in financing activities	3.5	(2.0)
Effect of exchange rate changes on cash	0.7	2.6

Net change in cash and cash equivalents	21.8	4.6
Cash and cash equivalents at beginning of period	46.1	26.7

Cash and cash equivalents at end of period	$67.9	$31.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$0.1	$276.8	$(32.4)	$209.1	$(23.4)	$430.2
Net income	—	—	—	7.2	—	7.2
Dividend	—	—	—	(0.7)	—	(0.7)
Derivatives (1)	—	—	—	—	0.1	0.1
Net CTA change (2)	—	—	—	—	0.6	0.6
Treasury stock issue	—	—	3.8	—	—	3.8
Treasury stock redeemed	—	(0.4)	—	—	—	(0.4)

Balance at March 31, 2004	$0.1	$276.4	$(28.6)	$215.6	$(22.7)	$440.8

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax
2.	Changes in cumulative translation adjustment

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31:

	Three Months Ended March 31
	2004	2003
Net income for the period	$7.2	$10.9
Changes in cumulative translation adjustment	0.6	(0.8)
Changes in unrealized exchange gains on derivative instruments (net of tax)	0.1	0.1

Total comprehensive income	$7.9	$10.2

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

It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on March 15, 2004.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

We have reclassified the 2003 income statement where necessary to disclose separately the prior year results of discontinued operations (note 10).

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At March 31, 2004, we had authorized common stock of 40 million shares (December 31, 2003—40 million). Issued shares at March 31, 2004, were 14,777,250 (December 31, 2003—14,777,250) and treasury stock amounted to 2,396,481 shares (December 31, 2003—2,717,511).

Movements in stock options in the first quarter, 2004 were as follows:

Number
Outstanding at December 31, 2003	1,483,417
Exercised	(322,130)
Cancelled	(11,775)

Outstanding at March 31, 2004	1,149,512

The weighted average prices of options exercised and cancelled in the quarter were $10.09 and $13.74, respectively.

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

	Three Months Ended March 31
(in millions, except per share data)	2004	2003
As disclosed	$7.2	$10.9
Compensation, net of tax, included	0.4	0.1
Compensation, net of tax, FAS 123 basis	(0.2)	(0.3)

Pro forma	$7.4	$10.7

Pro forma earnings per share
Basic	$0.61	$0.90

Diluted	$0.57	$0.86

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options was calculated using the Black-Scholes model with the following assumptions:

	2004	2003
Dividend yield	N/A	3%
Expected life	N/A	4 years
Volatility	N/A	35%
Risk free interest rate	N/A	3.59%

No share options were granted in the first quarter, 2004.

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2004	2003
Numerator:
Income from continuing operations	$8.2	$10.5
Discontinued operations, net of tax	(1.0)	(0.1)
Change in accounting principle	—	0.5

Net income available to common shares	$7.2	$10.9

Denominator:
Weighted average common shares outstanding	12,176	11,825
Dilutive effect of stock options and awards	788	526

Denominator for diluted earnings per share	12,964	12,351

Net income per share:
Income from continuing operations	$0.67	$0.89
Discontinued operations, net of tax	(0.08)	(0.01)
Change in accounting principle	—	0.04

Net income available to common shares	$0.59	$0.92

Net income per share, diluted:
Income from continuing operations	$0.64	$0.85
Discontinued operations, net of tax	(0.08)	(0.01)
Change in accounting principle	—	0.04

Net income available to common shares	$0.56	$0.88

No options were anti-dilutive in the 2004 period. In 2003, 179,062 options were anti-dilutive in the period and have been excluded from the calculation of the diluted earnings per share.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic benefit for the three months ended March 31, were as follows:

	Three Months Ended March 31
	2004	2003
Service cost	$(1.5)	$(1.8)
Interest cost	(9.3)	(8.0)
Expected return on plan assets	11.8	12.4
Amortization of prior service cost	(0.3)	(0.3)

Net periodic benefit	$0.7	$2.3

The Company expects to make contributions of approximately $4.0 million to its defined benefit pension plan in 2004. As of March 31, 2004, contributions of $1.1 million have been made in the year. Further contributions of $2.9 million are expected throughout the remainder of the year to provide total funding for the plan in 2004 of $4.0 million.

NOTE 5—SEGMENTAL REPORTING

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes—TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.

This segmentation basis is consistent with the 2003 Annual Report to Shareholders. There has been no material change in total assets or liabilities by segment since December 31, 2003.

The following table presents a summary of the Company’s reportable segments for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31
(millions of dollars)	2004	2003
Net Sales
TEL	$53.7	$47.8
Specialty Chemicals	53.2	49.4

Total	$106.9	$97.2

Gross Profit
TEL	$27.3	$24.0
Specialty Chemicals	17.3	15.9

Total	$44.6	$39.9

Operating Income
TEL	$21.2	$18.3
Specialty Chemicals	3.3	3.2
Corporate Costs	(5.8)	(2.4)
Restructuring	(2.5)	—
Impairment of TEL business goodwill	(3.4)	—

Total	$12.8	$19.1

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31
	2004	2003
Statutory rate	35.0%	35.0%
Increase (decrease) resulting from:
Foreign tax rate differential	(8.7)%	(22.0)%
Permanent differences	4.6%	10.9%
Impairment of TEL business goodwill	9.9%	—
Other	(0.8)%	5.8%

Effective rate	40.0%	29.7%

The effective rate is based on pre-tax earnings and taxes taking into account the effect on both of the cumulative effect of change in accounting principle and discontinued operations. Discontinued operations include a pre-tax loss of $0.4 million with a tax impact of $0.6 million (as disclosed in Note 10). There was no tax impact with regard to discontinued operations for the three months ended March 31, 2003.

The full year effective tax rate for 2003 was 30.2%.

NOTE 7—PLANT CLOSURE PROVISIONS

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

Movements in the provisions for the period are set out below:

(millions of dollars)	2004 Severance	2004 Other Restructuring	2004 Remediation	2004 Total	2003 Total
Total at January 1	$7.1	$0.2	$28.9	$36.2	$36.4
Exchange effect	—	—	(0.3)	(0.3)	(1.3)
Charge for the period	1.6	0.9	0.4	2.9	—
Expenditure	(2.5)	(0.8)	(0.1)	(3.4)	(3.1)

Total at March 31	$6.2	$0.3	$28.9	$35.4	$32.0
Due within one year	(6.2)	(0.3)	(2.2)	(8.7)	(6.0)

Balance at March 31	$—	$—	$26.7	$26.7	$26.0

Amounts due within one year refer to provisions where expenditure is expected to arise within one year after the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance and other restructuring

The severance and other restructuring charge for new items in the first quarter were $1.6 million. This charge mainly reflects severance costs incurred due to the restructuring of the UK site and some head office reorganization. There was also a $0.9 million charge related to UK site clearance costs that are not included in the remediation provision because of their discretionary nature.

Severance payments were $2.5 million in the first quarter. Other payments in the quarter of $0.8 million relate mainly to UK site clearance costs. All restructuring amounts provided are expected to crystallize within one year. The remaining provision at March 31, 2004 relates to amounts payable to 71 current or former employees who had contracted to leave the Company by September 30, 2003.

Remediation

The remediation charge is mainly due to the accretion expense required following the adoption of FAS 143 on January 1, 2003 (see note 10). Expenditure of $0.1 million was associated with remediation work in the UK and in Germany.

NOTE 8—DEBT

Our principal credit facility comprises a term loan of $100 million which has been fully drawn down and a revolving facility of $50 million, none of which had been drawn down at March 31, 2004. This facility was agreed with a syndicate of banks on January 30, 2004. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a net debt to EBITDA (a non US GAAP measure that represents liquidity) ratio and a ratio of net interest expense to EBITA (another non US GAAP measure). Management does not believe the Company will breach these covenants in 2004.

The debt profile at March 31, 2004, including the principal facility and other group debt, is set out below:

(in millions)
2004	$1.2
2005	31.7
2006	31.7
2007	41.8
2008	0.7

$107.1

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

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect on the income statement, reflecting the net book value of costs previously written off but now capitalized, was $0.5 million and was disclosed separately on the face of the income statement as “cumulative effect of change in accounting principle” in the first quarter of 2003. The impact was not sufficiently significant to merit the restatement of earnings on a pro forma basis.

NOTE 10—DISCONTINUED OPERATIONS

On March 18, 2004 we disposed of our 49% interest in Joss Holdings BV for a cash consideration of $4.2 million. The principal function of this company had been to sell TEL into certain territories and this function has now been taken over by another subsidiary of the Company. A loss after income tax of $1.0 million was recognized on this disposal including a $0.6 million tax charge in the holding company that held the investment. The $4.7 million asset disposed had previously been shown in other assets on the consolidated balance sheet.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Guarantees

The company and certain of its consolidated subsidiaries were contingently liable at March 31, 2004 for $8.6 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, most of which are expected to be fulfilled with no adverse consequences material to the company. Under the terms of one long term “take or pay” supply contract, based on current forecasts of demand and current production patterns, Octel has recognized a provision of $2.3 million although this estimate is highly sensitive to the accuracy of current sales forecasts and the production program established to meet that demand.

Environmental Liabilities

We record environmental liabilities when they are probable and costs can be estimated reasonably. In addition to the remediation provisions at March 31, 2004, which amounted to $28.9 million, we view the costs of vacating our main UK site, which were estimated at $27.0 million at December 31, 2003, as a contingent liability because we have no present intention to exit the site.

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (‘OWM’) on June 23, 2003 the company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of their leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.7 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 23, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the company’s remediation provision.

In addition, the company provided certain warranties in respect of the disposal of OWM. The company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($6.8 million).

There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the indemnity or warranties.

Litigation

In April 2002, the Company commenced proceedings in the Patents Court in the UK against Infineum USA L.P. (“Infineum”) for the revocation of the UK equivalent of European Patent No. 0807155, European Patent No. 0743972, and European Patent No. 0743974.

Octel and Infineum agreed that the issues between them concerning the validity of certain patents should be determined at the European Patent Office (EPO), and not in the UK courts. Accordingly, Octel and Infineum agreed that the UK proceedings for the revocation of the patents and Infineum’s counterclaim for infringement should be stayed while this determination at the EPO takes place.

At the recent EPO hearing on April 1, 2004, the EPO revoked the key Infineum patent relating to diesel blend additives. This is a very satisfactory outcome for Octel and its fuel additives business. However Infineum have a right of appeal against this judgement.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—IMPAIRMENT OF TEL BUSINESS GOODWILL

The Company stated in its 2003 Annual Report that there was no impairment of goodwill at December 31, 2003, but it was likely that there would be an impairment charge in respect of the TEL business segment in 2004 of approximately $33.0 million. The Company also stated its intention to review the TEL business goodwill for impairment on a quarterly basis, based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital.

Based on the review of the expected cash flows from the TEL business carried out for the 3 months ended March 31, 2004, an impairment of $3.4 million has been recognised in the income statement. The charge is non-cash in nature and has no impact on taxation. The Company currently expects a charge of $40 million in the full year 2004 and expects to recognize an impairment charge in each successive year over the remaining life of the TEL business.

NOTE 13—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 23, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87,88, and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No.88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.

The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities. The disclosures are set out in Note 4 above.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three Months Ended March 31, 2004 And 2003

This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

RECENT DEVELOPMENTS

On April 26, 2004 the Company announced its intention to purchase the 50% share in Octel Starreon currently held by Starreon Corporation LLC for a total consideration of around $43 million.

FACTORS AFFECTING OUR RESULTS

At the end of the first quarter of 2004 the Company performed an impairment test to establish whether the current book value of the assets directly associated with the TEL business could be supported by the anticipated future cash flows of that business. As the analysis showed that this was not the case an impairment charge was calculated by deducting the fair value of those assets from the Net present Value (NPV) of the cash flows. As a result an impairment charge of $3.4 million was recognized in the quarter. This calculation will be repeated quarterly because our current demand and cash flow forecasts show that impairment will continue gradually over the remaining life of the TEL business. The Company expects to recognize an impairment charge of around $40 million in full year 2004 but this will be heavily dependent on the exact timing of cash flows and developments in the demand forecast for TEL.

In the first quarter, 2004 the Company disposed of its 49% interest in Joss Holdings BV (Joss) to the holders of the 51% shareholding. This affiliate had sold TEL and other products into certain territories but this function will now be taken on by another subsidiary of the Company as the distribution agreement with Joss came to an end at the end of 2003 and was not renewed. A loss after income tax of $1.0 million was recognized on disposal of which $0.6 million related to a tax charge in the holding company that held the investment.

Our critical accounting policies are discussed below.

RESULTS OF OPERATIONS

Group net income for the first three months of 2004 was $7.2 million or $0.56 per share (diluted) compared with $10.9 million or $0.88 per share (diluted) in the comparable period last year.

Group sales and gross profit for the three months were $106.9 million and $44.6 million, respectively, compared with $97.2 million and $39.9 million, in the first three months of 2003. Specialty Chemicals comprised 50% (2003-51%) of total sales and 39% (2003-40%) of gross profit for the three months ended March 31, 2004. Specialty Chemicals gross profit was up $1.4 million in absolute terms at $17.3 million. The share of sales and gross profit comparison is distorted by the fact that TEL sales were lower than expected due to the political uncertainty in Venezuela and the Middle East in the first quarter of 2003.

Specialty Chemicals continued its trend of year on year improvements in sales performance. First quarter sales were $53.2 million, 7.7% above first quarter, 2003 levels, and gross profit was $17.3 million, an increase of 8.8% over 2003. Operating income of $3.3 million was 3% above the level of the first quarter of 2003. The appreciation of the euro and sterling against the US dollar has increased both sales, gross profit and operating expenses in Specialty Chemicals due to its considerable presence in mainland Europe.

TEL sales at $53.7 million were 12.3% ahead of the first quarter of 2003. The first quarter of 2003 was depressed by the factors mentioned above. Gross margin was a little ahead of 2003 at 50.8% but of this $0.9 million was due to the release of a provision for a take or pay contract in the light of a delay in the planned manufacturing capacity reduction in TEL. The gross profit was also hit by a rapid increase in the level of lead prices in the world commodity market.

Selling, general and administrative expenses for the quarter of $21.0 million were $4.0 million (23.5%) higher than the first quarter, 2003. This increase is partly due to the weakening of the US dollar against both sterling (13%) and the euro (17%). A lower pension credit in the quarter also increased administrative costs by $0.5 million (see below). The increase also reflects our investment in support infrastructure to drive the growth in Specialty Chemicals, as well as planned expenditure to ensure the Company is always in a position to comply fully with new and proposed governance and other regulatory requirements.

We account for pensions in accordance with FAS 87, and in the first three months of 2004 we recorded a total pension credit of $1.8 million in our income statement. A credit of $2.3 million was recognized in the three months ended March 31, 2003.

A restructuring charge of $2.5 million was recorded in the first quarter, 2004. Of this, $0.9 million, related to the severance program initiated during 2003 in the UK at the Ellesmere Port facility to reconfigure the site infrastructure ahead of the reduction in TEL manufacturing volume. A further $1.9 million charge is anticipated from this program in 2004. There were other costs of $0.9 million, mainly in respect of site clearance costs at the UK TEL production plant. Further one off costs of $0.6 million related to severance of senior staff were recognized in the quarter.

As had been anticipated in the Company’s 2003 Annual Report to Shareholders the Company recognized an impairment charge of $3.4 million in the quarter against the book value of TEL goodwill. An analysis of future cash flows demonstrated that the net present value of those flows was insufficient to support the current book values of assets directly associated with TEL and after computing the fair values of those assets a charge of $3.4 million was recognized in the quarter. The Company expects an annual impairment charge of around $40 million in 2004 but this is heavily dependent on the exact timing of cash flows and developments affecting the overall demand forecast. The Company expects to continue to recognize further charges against this goodwill over the remaining life of the TEL business. The relatively low charge in the first quarter in the context of the full year forecast is due to the fact that the headroom in future net cash flows over book values of TEL assets that existed at the end of 2003 was eroded in the first quarter of 2004.

Net interest expense for the three months fell from $2.4 million in 2003 to $1.4 million in 2004, reflecting a reduction in the average debt outstanding over the period and improved interest rates. Total debt outstanding at the end of the first quarter of 2004 was $107.1 million but was $158.7 million at the end of the first quarter of 2003.

Our effective tax rate was 40.0% and this is above the 29.7% applied in the first quarter of 2003. However the tax charge is calculated as 31% of profit excluding the goodwill impairment charge and including the loss on disposal of Joss and so the underlying rate is more stable than the headline rate would imply. The rate used is based on a full year estimate of profits by territory. The impairment of TEL goodwill is not tax deductible and this will have the effect of increasing our headline effective tax rate in 2004.

The loss on discontinued operations in 2004 relates to the disposal of Joss Holdings BV in the quarter. A loss before income taxes of $0.4 million was recognized on disposal and a tax charge of $0.6 million is due.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the three months ended March 31, 2004 was $17.2 million compared with $5.5 million in the comparable period in 2003. Net income was reduced by the $2.5 million restructuring charge and also the $3.4 million impairment charge but the latter has no cash impact. The biggest source of inflow in both periods is in accounts receivable. In 2004 this is primarily due to the timing of payments from a key customer. In 2003 this was more due to a reduction of working capital due to lower sales. Inventory was built up in TEL during the quarter due to the phasing of sales and the fact that the rate of production is constant across the year. Cash flow from severance and remediation provisions was $3.4 million in the first quarter of 2004 compared to $3.1 million in 2003.

We received consideration of $4.2 million following the disposal of Joss Holdings BV, though we have spent $2.8 million in the first three months of 2004 in making small incremental additions to unconsolidated investments. $3.3 million was raised in the quarter from the issue of Treasury stock to holders of options.

The $97.0 million of our previous corporate borrowing facility was repaid on January 30, 2004 and the $100.0 million of the new facility was drawn down on the same date. There has been no draw down to date of the new $50 million revolving credit facility as the Company has had a positive cash balance during the first quarter. $0.5 million of bank debt was repaid during the quarter by our 50% owned subsidiary, Octel Starreon. Outflows of $2.1 million relating to refinancing costs occurred during the quarter. These will be capitalized and amortized over a period of two and half years as this is when the company intends to refinance.

The debt profile as at March 31, 2004, including the principal facility and other group debt, is set out below:

(in millions)
2004	$1.2
2005	31.7
2006	31.7
2007	41.8
2008	0.7

$107.1

On April 1, 2004 we paid a dividend of 6 cents per share to shareholders under the semi-annual program announced in 2002. The cash flow is shown in the quarter due to the timing of transfer to our paying agent.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We record environmental liabilities when they are probable and costs can be estimated reasonably. Remediation provisions at March 31, 2004 amounted to $28.9 million and relate principally to our sites in the UK and Germany. We have to anticipate the program of work required and the associated future costs, and we have to comply with environmental legislation in the relevant countries. We also view the costs of vacating our main UK site ($27.0 million at December 31, 2003) as a contingent liability because we have no present intention to exit the site.

We have significant goodwill and intangible assets in our balance sheet, with net amounts of $345.5 million and $38.3 million, respectively, at March 31, 2004. We regularly review carrying values by reference to future income and cash flows as set out in the group’s strategic long-term plan, but this involves anticipating trading circumstances that will apply in future years. As had been anticipated in our 2003 Annual Report to Shareholders we recognized an impairment charge of $3.4 million in the first quarter of 2004 and expect to recognize an impairment charge of around $40 million in the full year 2004 in relation to TEL goodwill. This goodwill will be tested for impairment each quarter as our current forecasts of the future cash flows of the TEL business indicate that an impairment charge should be recognized progressively over the remaining life of the TEL business. The exact size of the charge recognized each quarter will depend upon the cash flows generated in that quarter and also upon any updated market information regarding future demand for TEL and the profitability of the business.

Having established that the net present value of the cash flows expected from the TEL business were insufficient to support the book values of the assets dedicated to the TEL business we assessed the fair values of those assets in order to compute the impairment charge. The finished goods and WIP inventory was uplifted to include the manufacturing margin. Most other assets relating to the TEL business are monetary in nature and were deemed to be at their fair value.

We account for pensions in accordance with FAS 87 and the disclosure requirements of FAS 132. The prepaid pension cost is material to our balance sheet, the net prepayment being $117.7 million at March 31, 2004. The underlying Plan Asset Value and Projected Benefit Obligation were $644.0 million and $616.6 million, respectively, at the end of 2003. Movements in these are dependent on actual return on investments and pay awards, as well as our assumptions as to future trends in these areas. The continuation of the prepayment depends on the carrying value of the plan assets exceeding the Accumulated Benefit Obligation. This surplus at October 5, 2003 was $57.9 million. In the event of a deficit, a creditor would be created equal to the sum of the prepayment and the deficit, and the related charge would be written off to accumulated other income. A full actuarial valuation of the pension plan was completed in the fourth quarter of 2003, and the full results were reported in the Annual Report for 2003. We will continue to monitor the status of the plan on a quarterly basis.

We commenced a major program of restructuring during the latter half of 2002. Restructuring activities initiated on or after January 1, 2003 are now accounted for in accordance with FAS 146. Severance and restructuring provisions at March 31, 2004 were $6.5 million.

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

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk

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

There has been no material change in our exposure to market risk as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4    Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company that is required to be included in the periodic reports that we must file with the Securities and Exchange Commission. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of that evaluation.

PART II    OTHER INFORMATION

ITEM 1    Legal Proceedings

None.

ITEM 2    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the first quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	—	—	—	$5.2 million
February 1—February 29	—	—	—	$5.2 million
March 1—March 31	—	—	—	$5.2 million
Total	—	—	—	$5.2 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. All shares repurchased were repurchased pursuant to this program. The Company did not make any repurchases in the first quarter of 2004.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3    Defaults Upon Senior Securities

None.

ITEM 4     Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 4, 2004.

At our annual meeting, the following directors were re-elected to our board of directors to serve as directors for a term of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement.

Issue:	Votes For	Votes Against/Withheld
1. Re-election of Director Dr. Robert E. Bew	9,973,409	553,070

2. Re-election as director of Mr Dennis J. Kerrison	6,164,827	4,361,652

3. Re-election as director of Mr Martin M. Hale	10,145,195	381,284

At our annual meeting other matters were considered:

4. Ratification of PricewaterhouseCoopers LLP as Independent Auditors	10,352,338	155,164	18,977	—

5. Adoption of the Octel Corp. 2004 Non Employee Directors’ Stock Plan	8,351,935	483,923	29,122	1,661,499

6. Adoption of the Octel Corp. 2004 Executive Co-Investment Plan	8,300,105	534,533	30,341	1,661,499

7. Reapproval of the Octel Corp. 2004 Stock Option Plans as amended

7a Re-approval of Octel Corp. Performance Related Stock Option Plan as amended	6,596,588	2,238,432	29,960	1,661,499

7b Re-approval of the Octel Corp. Company Share Option Plan as amended	6,664,586	2,170,779	29,615	1,661,499

7c Re-approval of the Octel Corp. Non Employee Directors’ Stock Option Plan as amended	6,295,256	2,541,066	28,658	1,661,499

7d Re-approval of the Octel Corp. Savings Related Share Option Scheme as amended	6,869,591	1,966,767	28,622	1,661,499

ITEM 5    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol—OTL). As of April 28, 2004 there were approximately 1,883 registered holders of the common stock.

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

ITEM 6    Other information

None.

ITEM 7    Exhibits and reports on Form 8-K

(a) Exhibits

31.1, 31.2, 32.1 and 32.2. Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was furnished on February 9, 2004 related to the 2003 results press release, the announcement of a dividend payment and the refinancing.

A report on Form 8-K was furnished on April 26, 2004 related to the first quarter press release and Octel’s intention to purchase the 50% share in Octel Starreon currently held by Starreon Corporation LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date: May 10, 2004	By	/s/ DENNIS J. KERRISON
Dennis J. Kerrison President and Chief Executive Officer

Date: May 10, 2004	By	/s/ PAUL W. JENNINGS
Paul W. Jennings Executive Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION BY DENNIS J KERRISON PURSUANT TO

SECURITIES EXCHANGE ACT 1934 RULE 13a—14 and 15d-14

I, Dennis J. Kerrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Octel Corp.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2004

/s/ DENNIS J. KERRISON
Dennis J. Kerrison
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION BY PAUL W JENNINGS PURSUANT TO

SECURITIES EXCHANGE ACT 1934 RULE 13a—14 and 15d-14

I, Paul W. Jennings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Octel Corp.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2004

/s/ PAUL W. JENNINGS
Paul W. Jennings
Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

by Dennis J. Kerrison

In connection with the Quarterly Report on Form 10-Q of Octel Corp. (the “Company”) for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis J Kerrison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DENNIS J. KERRISON
Dennis J. Kerrison
President and Chief Executive Officer

May 10, 2004

Exhibit 32.2

Section 1350 Certification

by Paul W. Jennings

In connection with the Quarterly Report on Form 10-Q of Octel Corp. (the “Company”) for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul W Jennings, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ PAUL W. JENNINGS
Paul W. Jennings
Executive Vice President and Chief Financial Officer

May 10, 2004