Form 10-Q
period 2004-06-30
OCTEL CORP
filed 2004-08-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Securities Exchange Act of 1934).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of July 30, 2004
Common Stock, par value $0.01	12,476,032

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

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars)	June 30 2004 (Unaudited)	December 31 2003
Assets

Current assets
Cash and cash equivalents	$78.3	$46.1
Accounts receivable, less allowance of $5.9 (2003—$4.8)	67.5	71.7
Inventories
Finished goods	34.3	40.7
Raw materials and work-in-progress	23.2	15.8

Total inventories	57.5	56.5
Prepaid expenses	7.7	4.6

Total current assets	211.0	178.9

Property, plant and equipment	63.2	98.4
Less accumulated depreciation	(17.2)	(49.7)

Net property, plant and equipment	46.0	48.7

Goodwill (note 6)	329.5	348.9
Intangible assets	35.8	40.8
Deferred finance costs	1.9	0.1
Prepaid pension cost	119.4	115.9
Other assets	7.0	8.3

	$750.6	$741.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars)	June 30 2004 (Unaudited)	December 31 2003
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$35.9	$53.0
Accrued liabilities	51.7	43.7
Accrued income taxes	8.4	2.8
Current portion of plant closure provisions (note 7)	9.0	9.2
Current portion of long-term debt (note 8)	31.7	1.7
Current portion of deferred income	2.0	2.4

Total current liabilities	138.7	112.8

Plant closure provisions (note 7)	26.0	27.0
Deferred income taxes	39.0	38.6
Deferred income	5.4	7.7
Long-term debt (note 8)*	75.0	102.9
Other liabilities	17.5	15.8
Minority interest	6.7	6.6
Stockholders’ Equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.5	276.8
Treasury stock (2,356,383 and 2,717,511 shares at cost, respectively)	(28.9)	(32.4)
Retained earnings	218.8	209.1
Accumulated other comprehensive income	(24.2)	(23.4)

Total stockholders’ equity	442.3	430.2

	$750.6	$741.6

*	Following our refinancing in January 2004, the balance sheet classification of debt at December 31, 2003, reflects payments due under the new facility.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars except share and per share data)	2004	2003	2004	2003
Net sales	$123.0	$113.8	$229.9	$211.0
Cost of goods sold	(64.9)	(64.2)	(127.2)	(121.5)

Gross profit	58.1	49.6	102.7	89.5
Operating expenses
Selling, general and administrative	(22.7)	(16.6)	(43.7)	(33.6)
Research and development	(2.5)	(1.4)	(5.0)	(2.6)
Restructuring charge	(1.8)	(8.2)	(4.3)	(8.2)
Amortization of intangible assets	(2.6)	(2.5)	(5.0)	(5.1)
Impairment of TEL business goodwill	(16.0)	—	(19.4)	—

	(45.6)	(28.7)	(77.4)	(49.5)

Operating income	12.5	20.9	25.3	40.0
Interest expense (net)	(1.4)	(2.1)	(2.8)	(4.5)
Other income/(expense)	1.6	(1.5)	3.6	(2.2)

Income before income taxes and minority interest	12.7	17.3	26.1	33.3
Minority interest	(0.9)	(0.8)	(1.9)	(1.7)

Income before income taxes	11.8	16.5	24.2	31.6
Income taxes	(8.6)	(4.2)	(12.8)	(8.8)

Income from continuing operations	3.2	12.3	11.4	22.8
Share of affiliated company earnings	—	0.6	—	0.6
Discontinued operations, net of tax (note 9)	—	(3.3)	(1.0)	(3.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.5

Net income	$3.2	$9.6	$10.4	$20.5

Earnings per share—net income (note 3):
Basic	$0.26	$0.81	$0.85	$1.73

Diluted	$0.25	$0.77	$0.80	$1.65

Earnings per share—continuing operations (note 3):
Basic	$0.26	$1.03	$0.93	$1.92

Diluted	$0.25	$0.99	$0.88	$1.84

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,405	11,906	12,291	11,883

Diluted	13,053	12,460	13,008	12,424

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(millions of dollars)	2004	2003
Cash Flows from Operating Activities
Net income	$10.4	$20.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.9	11.4
Impairment of TEL business goodwill (note 6)	19.4	—
Deferred income taxes	0.4	0.3
Other	—	3.9
Unremitted earnings of affiliates	—	(0.6)
Profit on disposal of property, plant and equipment	(0.2)	—
Loss on disposal of business	0.4	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	5.2	4.2
Inventories	1.0	0.2
Accounts payable and accrued liabilities	(13.0)	(7.9)
Income taxes and other current liabilities	5.7	(8.6)
Plant closure provisions	(1.0)	0.7
Other non-current assets and liabilities	(2.8)	(6.9)

Net cash provided by operating activities	36.4	17.2

Cash Flows from Investing Activities
Capital expenditures	(2.1)	(2.2)
Veritel	—	(6.8)
Business combinations, net of cash acquired and divestments	(0.9)	(5.8)
Other	(3.1)	2.0

Net cash used in investing activities	(6.1)	(12.8)

Cash Flows from Financing Activities
Receipt of long-term borrowings	100.0	—
Repayment of long-term borrowings	(97.9)	(6.0)
Net increase in short term borrowings	—	2.4
Dividends paid	(0.7)	(0.6)
Issue of treasury stock	4.7	0.6
Repurchase of common stock	(1.5)	—
Minority interest	0.1	0.6
Refinancing costs	(2.4)	(0.1)

Net cash used in financing activities	2.3	(3.1)
Effect of exchange rate changes on cash	(0.4)	0.7

Net change in cash and cash equivalents	32.2	2.0
Cash and cash equivalents at beginning of period	46.1	26.7

Cash and cash equivalents at end of period	$78.3	$28.7

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$0.1	$276.8	$(32.4)	$209.1	$(23.4)	$430.2
Net income	—	—	—	10.4	—	10.4
Dividend	—	—	—	(0.7)	—	(0.7)
Derivatives (1)	—	—	—	—	0.4	0.4
Net CTA change (2)	—	—	—	—	(1.2)	(1.2)
Treasury stock issue	—	—	3.5	—	—	3.5
Treasury stock redeemed	—	(0.3)	—	—	—	(0.3)

Balance at June 30, 2004	$0.1	$276.5	$(28.9)	$218.8	$(24.2)	$442.3

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax
2.	Changes in cumulative translation adjustment

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2004	2003	2004	2003
Net income for the period	$3.2	$9.6	$10.4	$20.5
Changes in cumulative translation adjustment	(1.8)	9.7	(1.2)	8.9
Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax	0.3	0.1	0.4	0.2

Total comprehensive income	$1.7	$19.4	$9.6	$29.6

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

We have reclassified the 2003 income statement where necessary to disclose separately the prior year results of discontinued operations (note 9).

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At June 30, 2004, we had authorized common stock of 40,000,000 shares (December 31, 2003—40,000,000). Issued shares at June 30, 2004, were 14,777,250 (December 31, 2003—14,777,250) and treasury stock amounted to 2,356,383 shares (December 31, 2003—2,717,511).

Movements in stock options in the second quarter, 2004 were as follows:

Number
Outstanding at March 31, 2004	1,149,512
Grants	87,920
Exercised	(104,018)
Cancelled	(4,467)

Outstanding at June 30, 2004	1,128,947

The weighted average prices of options exercised and cancelled in the quarter were $10.95 and $15.25, respectively. The weighted average prices of options exercised and cancelled in the six months to June 30, 2004 were $10.30 and $14.15, respectively.

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income as disclosed	$3.2	$9.6	$10.4	$20.5
Compensation, net of tax, included	0.1	0.2	0.5	0.3
Compensation, net of tax, FAS 123 basis	(0.2)	(0.4)	(0.4)	(0.7)

Pro forma net income	$3.1	$9.4	$10.5	$20.1

Earnings per share
Basic	$0.25	$0.79	$0.85	$1.69

Diluted	$0.24	$0.75	$0.81	$1.62

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options was calculated using the Black-Scholes model with the following assumptions:

	2004	2003
Dividend yield	0.5%	3%
Expected life	4 years	4 years
Volatility	38.7%	35%
Risk free interest rate	3.43%	3.59%

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$3.2	$12.3	$11.4	$22.8
Share of affiliated company earnings	—	0.6	—	0.6
Discontinued operations, net of tax	—	(3.3)	(1.0)	(3.4)
Change in accounting principle	—	—	—	0.5

Net income available to common shareholders	$3.2	$9.6	$10.4	$20.5

Denominator:
Weighted average common shares outstanding	12,405	11,906	12,291	11,883
Dilutive effect of stock options and awards	648	554	717	541

Denominator for diluted earnings per share	13,053	12,460	13,008	12,424

Net income per share:
Income from continuing operations	$0.26	$1.03	$0.93	$1.92
Share of affiliated company earnings	—	0.05	—	0.05
Discontinued operations, net of tax	—	(0.27)	(0.08)	(0.29)
Change in accounting principle	—	—	—	0.05

Net income available to common shareholders	$0.26	$0.81	$0.85	$1.73

Net income per share, diluted:
Income from continuing operations	$0.25	$0.99	$0.88	$1.84
Share of affiliated company earnings	—	0.04	—	0.04
Discontinued operations, net of tax	—	(0.26)	(0.08)	(0.27)
Change in accounting principle	—	—	—	0.04

Net income available to common shareholders	$0.25	$0.77	$0.80	$1.65

No options were anti-dilutive in the 2004 period. In 2003, 236,127 options were anti-dilutive in the period and have been excluded from the calculation of the diluted earnings per share.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic benefit for the three months and six months ended June 30, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$(1.5)	$(1.7)	$(3.0)	$(3.5)
Interest cost	(9.1)	(8.1)	(18.4)	(16.1)
Expected return on plan assets	11.5	12.3	23.3	24.7
Amortization of prior service cost	(0.3)	(0.2)	(0.6)	(0.5)

Net periodic benefit	$0.6	$2.3	$1.3	$4.6

The Company expects to make contributions of approximately $4.0 million to its defined benefit pension plan in 2004. As of the six months ended June 30, 2004, contributions of $2.2 million have been made. Further contributions of $1.8 million are expected throughout the remainder of the year.

NOTE 5—SEGMENTAL REPORTING

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes: TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.

This segmentation basis is consistent with the 2003 Annual Report to Shareholders. There has been no material change in total assets or liabilities by segment since December 31, 2003.

The following table presents a summary of the Company’s reportable segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2004	2003	2004	2003
Net Sales
TEL	$74.8	$68.2	$128.5	$116.0
Specialty Chemicals	48.2	45.6	101.4	95.0

Total	$123.0	$113.8	$229.9	$211.0

Operating Income
TEL	$35.4	$30.2	$56.7	$48.5
Specialty Chemicals	2.9	2.1	6.2	5.3
Corporate Costs	(8.0)	(3.2)	(13.9)	(5.6)
Restructuring	(1.8)	(8.2)	(4.3)	(8.2)

Operating income before impairment of TEL goodwill	$28.5	$20.9	$44.7	$40.0
Impairment of TEL goodwill	$(16.0)	$—	$(19.4)	$—

Operating income	$12.5	$20.9	$25.3	$40.0

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL

Goodwill comprises the following:

	Six Months Ended June 30
	2004	2003
Gross cost at January 1	$647.0	$650.9
Disposals	—	(4.2)
Impairment of TEL business goodwill	(19.4)	—
Exchange effect	—	4.1

Gross cost at June 30	627.6	650.8

Amortization at January 1	(298.1)	(298.1)
Exchange effect	—	(1.9)

Amortization at June 30	(298.1)	(300.0)

Net book amount at June 30	$329.5	$350.8

The Company stated in its 2003 Annual Report that there was no impairment of goodwill at December 31, 2003, but it was likely that there would be an impairment charge in respect of the TEL business segment in 2004. The principal product of the TEL business segment is lead alkyl antiknock compound (TEL) which is used in leaded gasoline. Due to the legislation enacted in the USA and other countries there has been a trend away from the use of leaded gasoline which has resulted in a decline in the demand for TEL in the world market.

As a result of this decline, the Company also stated its intention in its 2003 Annual Report to review the TEL business goodwill for impairment on a quarterly basis, based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital.

Based on the review of the expected cash flows from the TEL business carried out for the three months ended March 31, 2004, a provisional charge for impairment of $3.4 million was recognized in the income statement. Based on the latest review for the second quarter of 2004, a further provisional charge of $16.0 million (pending the finalization of a review of the fair value of intangible assets inherent in the TEL business) was recognized. The charge is non-cash in nature and has no impact on taxation. The latest review conducted in July 2004 by the Company expects a charge of approximately $45 million in 2004. The Company expects to recognize an impairment charge in each successive year over the remaining life of the TEL business.

In the second quarter 2004, the Company acquired a 100% interest in Leuna Polymer GmbH for a consideration of €6.5 million. Based on a provisional assessment of the fair values of the assets acquired, no goodwill arose.

NOTE 7—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Octel’s TEL manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) as demand for TEL continues to diminish. The restructuring provision also includes provisions for the costs of reducing Specialty Chemicals production, selling and administrative costs. Costs related to the restructuring program are analyzed separately.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in the provisions for the period are set out below:

(millions of dollars)	2004 Severance	2004 Other Restructuring	2004 Remediation	2004 Total	2003 Total
Total at January 1	$7.1	$0.2	$28.9	$36.2	$36.4
Exchange effect	(0.1)	—	—	(0.1)	1.2
Charge for the period	2.6	1.7	0.7	5.0	8.4
Expenditure	(4.2)	(1.7)	(0.2)	(6.1)	(8.4)

Total at June 30	5.4	0.2	29.4	35.0	$37.6
Due within one year	(5.4)	(0.2)	(3.4)	(9.0)	(11.8)

Balance at June 30	$—	$—	$26.0	$26.0	$25.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year after the balance sheet date. Severance charges are recognized in the income statement as restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance and other restructuring

The severance and other restructuring charge for new items in the second quarter was $1.8 million and $4.3 million in the six months to June 30. Of this charge $2.6 million reflects severance costs incurred mainly due to the restructuring of the UK site and some head office reorganization. There was also a $1.7 million charge related to UK site clearance costs that are not included in the remediation provision because of their discretionary nature.

All restructuring amounts provided are expected to crystallize as cash expenditure within one year. The remaining provision at June 30, 2004 relates to amounts payable to 61 current or former UK employees who had contracted to leave the Company by September 30, 2003 and 22 employees in the Company’s European sites.

Remediation

The remediation charge includes $0.5 million due to the accretion expense required following the adoption of FAS 143 on January 1, 2003. Other expenditure of $0.2 million was associated with remediation work in the UK and in Germany.

NOTE 8—DEBT

Our principal credit facility comprises a term loan of $100 million which has been fully drawn down and a revolving facility of $50 million, none of which had been drawn down at June 30, 2004. This facility was agreed with a syndicate of banks on January 30, 2004. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non US GAAP measure that represents liquidity) and a ratio of net interest expense to EBITA (another non US GAAP measure). Management does not believe the Company will breach these covenants in 2004.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The debt profile at June 30, 2004, including the principal facility and other group debt, is set out below:

(in millions)
2004	$0.8
2005	31.7
2006	31.7
2007	41.8
2008	0.7

$106.7

Current portion of long-term debt	$(31.7)

Long-term debt	$75.0

NOTE 9—DISCONTINUED OPERATIONS

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

Manhoko Limited, a loss-making Hong Kong subsidiary of the Specialty Chemicals reporting segment, was placed into voluntary liquidation on July 4, 2003, pursuant to a shareholders’ meeting in June 2003. The net liabilities of Manhoko on disposal were $3.0 million. The loss on disposal was $3.1 million and included pre-tax losses for the six months ended June 30, 2003 in Manhoko’s books of $0.6 million, based on net sales in the period of $1.0 million. No tax charge or credit on the loss was incurred.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Guarantees

The company and certain of its consolidated subsidiaries were contingently liable at June 30, 2004 for $9.6 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

Under the terms of the guarantee arrangements, generally the company would be required to perform should the affiliated company fail to fulfil its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

The company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the company. Octel has, in the six months to June 30, 2004, released the whole of the $3.2 million provision formerly recognized based on a long term take or pay supply contract. The delayed scale down of TEL production has reduced the liability.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Liabilities

We record environmental liabilities when they are probable and costs can be estimated reasonably. In addition to the remediation provisions at June 30, 2004, which amounted to $26.0 million, we view the costs of vacating our main UK site, which were estimated at $27.0 million at December 31, 2003, as a contingent liability because we have no present intention to exit the site.

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (‘OWM’) on June 23, 2003, the company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of their leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.7 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 23, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the company’s remediation provision.

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

At the recent EPO hearing on April 1, 2004, the EPO revoked the key Infineum patent relating to diesel blend additives. Management believes that this is a satisfactory outcome for Octel and its fuel additives business. However Infineum have a right of appeal against this judgement.

NOTE 11—SUBSEQUENT EVENTS

On July 8, 2004 the Company purchased the 50% share in Octel Starreon previously held by Starreon Corporation LLC for a total cash consideration of approximately $43 million.

The acquisition was financed by drawing down $43 million from the Company’s $50 million revolving credit facility which was agreed when the Company refinanced its operations on January 30, 2004. The facility expires on July 30, 2007.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And The Six Months Ended June 30, 2004 And 2003

This discussion should be read in conjunction with our Unaudited Interim Consolidated Financial Statements and the notes thereto, included elsewhere herein.

RECENT DEVELOPMENTS

On July 8, 2004 the Company purchased the 50% share in Octel Starreon previously held by Starreon Corporation LLC for a total cash consideration of approximately $43 million.

The acquisition was financed by drawing down $43 million from the Company’s $50 million revolving credit facility which was agreed when the Company refinanced its operations on January 30, 2004. The facility expires on July 30, 2007.

FACTORS AFFECTING OUR RESULTS

At the end of both of the first and second quarters of 2004, the Company performed an impairment test to establish whether the current book value of the goodwill attached to the TEL business could be supported by the anticipated future discounted after-tax cash flows of that business. As the analysis showed that the current book value exceeded the future cash flows, the implied fair value of the goodwill was calculated by deducting the fair value of assets directly associated with the TEL business from the net present value (NPV) of the cash flows. This resulted in a provisional impairment charge of $3.4 million being recognized in the first quarter and a further provisional charge (pending the finalization of a review of the fair value of intangible assets inherent in the TEL business) of $16.0 million in the second quarter, these being the difference between the book value and the implied fair value of goodwill. This calculation will be repeated quarterly because our current demand and cash flow forecasts show that impairment will continue gradually over the remaining life of the TEL business. The Company expects to recognize an impairment charge of approximately $45 million in 2004 but this will be heavily dependent on the exact timing of cash flows and developments in the demand forecast for TEL.

In the second quarter 2004, the Company acquired a 100% interest in Leuna Polymer GmbH (Leuna) for a consideration of €6.5 million. Of the consideration, €5.35 million was settlement of existing bank debt and €1.15 million was paid into escrow to settle claims of creditors and the receiver. The company is a manufacturer of Cold Flow Improver (an additive for diesel fuel) and specialty waxes. Full year sales are expected to be €25 million in 2004 with an operating income of €1.7 million before interest and tax. The sales and purchase agreement gives Octel economic benefit from the acquisition from May 1, 2004 but as Leuna was only released from receivership in Germany in late June, Octel has not consolidated any income for the intervening period in these financial statements. A preliminary view of the fair values of the assets and liabilities of Leuna has been taken from the current balance sheet.

In the first quarter 2004, the Company disposed of its 49% interest in Joss Holdings BV (Joss) to the holders of the 51% shareholding. Joss had sold TEL and other products into certain territories, but this function will now be undertaken by another subsidiary of the Company because the distribution agreement with Joss expired at the end of 2003 and was not renewed. A loss after income tax of $1.0 million was recognized on disposal of which $0.6 million related to a tax charge in the holding company that held the investment.

Our critical accounting policies are discussed below.

RESULTS OF OPERATIONS

Consolidated Income:

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2004	2003	2004	2003
Net sales	$123.0	$113.8	$229.9	$211.0
Cost of goods sold	(64.9)	(64.2)	(127.2)	(121.5)

Gross profit	58.1	49.6	102.7	89.5
Operating expenses
Selling, general and administrative	(22.7)	(16.6)	(43.7)	(33.6)
Research and development	(2.5)	(1.4)	(5.0)	(2.6)
Restructuring charge	(1.8)	(8.2)	(4.3)	(8.2)
Amortization of intangible assets	(2.6)	(2.5)	(5.0)	(5.1)
Impairment of TEL business goodwill	(16.0)	—	(19.4)	—

	(45.6)	(28.7)	(77.4)	(49.5)

Operating income	12.5	20.9	25.3	40.0
Interest expense (net)	(1.4)	(2.1)	(2.8)	(4.5)
Other income/(expense)	1.6	(1.5)	3.6	(2.2)

Income before income taxes and minority interest	12.7	17.3	26.1	33.3
Minority interest	(0.9)	(0.8)	(1.9)	(1.7)

Income before income taxes	11.8	16.5	24.2	31.6
Income taxes	(8.6)	(4.2)	(12.8)	(8.8)

Income from continuing operations	3.2	12.3	11.4	22.8
Share of affiliated company earnings	—	0.6	—	0.6
Discontinued operations, net of tax	—	(3.3)	(1.0)	(3.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.5

Net income	$3.2	$9.6	$10.4	$20.5

Three months to June 30, 2004:

Net sales

For the three months to June 30, 2004 reported sales of $123.0 million are $9.2 million (8.1%) higher than the $113.8 million reported in the equivalent period in 2003. The increase is due to a 9.7% increase in sales of TEL and a 5.7% increase in reported sales of Specialty Chemicals. The increase in TEL sales in the quarter is primarily due to volumes which were approximately 11% higher than the equivalent period in 2003. Sales to Africa and South East Asia were up over the second quarter of 2003 but sales to the Middle East were much lower. Sales in Specialty Chemicals have been inflated by the strength of the Euro against the US dollar.

Gross profit

In the second quarter the gross profit margin was 47.2% compared to 43.6% in 2003. The group gross margin has been increased by a mix change towards higher margin TEL sales. The gross margin in TEL in the second quarter was impacted by a $2.3 million release of a provision against a take or pay contract. Management’s decision to delay the planned downsizing of TEL production until at least mid-2005 has meant that there is no anticipated exposure against that contract and the provision has been released. The gross profit margin in the Specialty Chemicals business is flat compared to 2003.

Selling, general and administrative expenses

There has been a significant increase ($6.1 million) in selling, general and administrative expenses over the second quarter of 2003. The net pension credit of $0.6 million in the quarter was lower than the $2.3 million for the equivalent period last year due in part to having changed the balance of the pension fund assets towards less risky assets which inherently carry a lower expected rate of return. The relative strength of the Euro and sterling continue to have an adverse translation effect on our predominantly non-US dollar cost base. The Company has also had to invest heavily in the costs of compliance with new US corporate governance regulations ahead of the implementation date.

Restructuring charge

The costs of restructuring in the second quarter mainly relate to UK costs of severance and restructuring ($0.9 million) and the costs of site clearance in the UK ($0.8 million). In 2003 the charge was much higher due to the announcement of major severance programs in the UK, France and Germany ($6.2 million) along with site clearance costs and inventory obsolescence charge ($1.7 million).

Amortization of intangible assets

The amortization charge of $2.6 million in the quarter relates to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year.

Impairment of TEL business goodwill

Having reviewed the cash flows of the TEL business it was found that the net present value (NPV) of the discounted future cash flows was less than the book value of the associated assets at the end of the second quarter. This was anticipated after a provisional charge of $3.4 million for goodwill impairment was recognized in the first quarter. After calculating the fair values of the associated assets, a further provisional charge for impairment of the TEL goodwill of $16.0 million was recognized in the second quarter. No such charge was recognized in 2003 as the NPV of the cash flows exceeded the book value of the TEL goodwill.

After recognizing the provisional charge for goodwill impairment of $16.0 million in the quarter operating income for the quarter was $8.4 million lower than that reported for the second quarter 2003.

Interest expense (net)

Net interest expense is lower than the equivalent period of 2003 due to the lower level of net debt. Other income consists mainly of exchange gains in the quarter.

Income taxes

The effective rate of tax for the quarter is 72.9% (2003—30.4%). The increase in the effective tax rate for the second quarter of 2004 compared with the same period of 2003 is due to the fact that the $16.0 million TEL goodwill impairment charge is not an allowable deduction for tax purposes. Excluding this, the tax charge remains at 30.9% of net profit before taxation.

Six months to June 30, 2004:

Net sales

For the six months to June 30, 2004 reported sales of $229.9 million are $18.9 million (9%) higher than the $211.0 million reported in the equivalent period in 2003. The increase is due to a 10.8% increase in sales of TEL and a 6.7% increase in reported sales of Specialty Chemicals. The increase in TEL sales is due to higher volumes (up 4.5%) and to an increase in the average selling price. Sales volumes to Africa and South East Asia were up over the first six months of 2003 but sales to the Middle East were much lower. Year to date sales to South America are much higher than last year due to an interruption to Venezuelan shipments in the first quarter of 2003. Sales in Specialty Chemicals have been inflated by the strength of the Euro against the US dollar.

Gross profit

In the six months to June 30 the gross profit margin was 44.7% compared to 42.4% in 2003. The group gross margin has been increased by a mix change towards higher margin TEL sales. The margin in TEL was impacted in the six months to date by a $3.2 million release of a provision against a take or pay contract. Management’s decision to delay the planned downsizing of TEL production until at least mid-2005 has meant that there is no anticipated exposure against that contract and the provision has been released. The gross profit margin in the Specialty Chemicals business is flat compared to 2003.

Selling, general and administrative expenses

There has been a significant increase ($10.1 million) in selling, general and administrative expenses over the first half of 2003. The net pension credit was $4.6 million in the first half of 2003 but is only $1.3 million in 2004. This was due in part to having changed the balance of the pension fund assets towards less risky assets which inherently carry a lower expected rate of return. The relative strength of the Euro and sterling continue to have an adverse translation effect on our predominantly non-US dollar cost base. The Company has also had to invest heavily in the costs of compliance with new US corporate governance regulations ahead of the implementation date. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries. The Company has reviewed, as it does periodically, aspects of its operations, which will result in some restructuring of its subsidiaries and their operations and possibly some other adjustments. At this time it is too early for the Company to determine whether the impact of the restructuring would have results that are material in any given period, but the Company currently expects that these changes will not have a material adverse effect on its financial results.

Restructuring charge

The costs of restructuring in the first half mainly relate to UK costs of severance and restructuring ($2.6 million) and the costs of site clearance in the UK ($1.7 million). In 2003 the charge was much higher due to the announcement of major severance programs in the UK, France and Germany ($6.2 million) along with site clearance costs and inventory obsolescence charge ($1.7 million).

Amortization of intangible assets

The amortization charge of $5.0 million relates to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year.

Impairment of TEL business goodwill

As discussed above a provisional goodwill impairment charge of $19.4 million was recognized in the first half of 2004 while no such charge was recognized in 2003.

After recognizing the provisional charge for goodwill impairment of $19.4 million, operating income for the first half of 2004 of $25.3 million was $14.7 million lower than that reported for the first half of 2003 at $40.0 million.

Interest expense (net)

Net interest expense is lower than the equivalent period in 2003 due to the lower level of net debt. Other income consists mainly of exchange gains in the quarter.

Income taxes

The effective rate of tax for the period was 56.3% after taking into account discontinued operations. This was higher than the 30% effective rate for the equivalent period in 2003 chiefly because the goodwill impairment charge is not an allowable deduction for tax purposes. This impact on the reported tax rate is expected to continue as the business expects to recognize impairment charges over the remaining life of the TEL business. The tax charge of $12.8 million when added to $0.6 million of tax charge included in the charge for discontinued operations represents 31.0% of net profit before taxation once the non taxable charge for goodwill impairment is added back.

Discontinued operations, net of tax

The loss on discontinued operations in 2004 relates to the disposal of Joss Holdings BV in the quarter. A loss before income taxes of $0.4 million was recognized on disposal and a tax charge of $0.6 million is due.

USE OF NON-GAAP MEASURES

Management believes that net income before impairment of TEL business goodwill, a “non-GAAP” measure, is meaningful to investors because it provides insight with respect to ongoing operating results of the company; it is also noteworthy that this is the primary performance measure used in internal reporting for our SBUs. This measure allows for the fact that this material charge was not present in the previous year results and that year over year comparison could be misinterpreted as a result. Such measurement is not recognized in accordance with generally accepted accounting principles (GAAP) in the U.S. and should not be viewed as an alternative to GAAP measures of performance. A reconciliation of this non-GAAP measure to the most comparable GAAP measure is provided below:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars except share and per share data)	2004	2003	2004	2003
Net income	$3.2	$9.6	$10.4	$20.5
Impairment of TEL business goodwill (note 6)	16.0	—	19.4	—

Net income before impairment of TEL business goodwill	$19.2	$9.6	$29.8	$20.5

Earnings per share–net income
Basic	$0.26	$0.81	$0.85	$1.73

Diluted	$0.25	$0.77	$0.80	$1.65

Loss per share–impairment of TEL business goodwill
Basic	$1.29	$—	$1.57	$—

Diluted	$1.23	$—	$1.49	$—

Earnings per share–net income before impairment of TEL business goodwill:
Basic	$1.55	$0.81	$2.42	$1.73

Diluted	$1.48	$0.77	$2.29	$1.65

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the six months ended June 30, 2004 was $36.4 million compared with $17.2 million in the comparable period in 2003. Net income was lower by $10.1 million mainly as a result of the non-cash provisional TEL impairment charge of $19.4 million. The movement in accounts receivable shows an inflow of $5.2 million in the six months to June 30, 2004. This was largely due to the very prompt collection of a major TEL receivable of $12 million in June. Inventory has been reduced in the second quarter by an increased contribution of $5.2 million towards inventory support under the Ethyl marketing agreements but as the cash has not yet been collected this has also contributed to the adverse movement in accruals and accounts payable.

The $0.9 million outflow on business combinations represents the $5.1 million outlay net of cash acquired to acquire control of Leuna Polymer GmbH less the $4.2 million received from the sale of our 50% interest in Joss Holdings BV. The $3.1 million outflow on other investing activities represents the cost of acquisition of our 20% stake in Deurex Micro Technologies GmbH ($2.6 million) plus an increase in our stake in one of our other unconsolidated investments ($0.7 million) less $0.2 million of sundry inflows.

The issue of Treasury stock to holders of options who chose to exercise their options has raised $4.7 million in the year to date. 65,700 shares were repurchased by the Company during the period at a cost of $1.5 million.

The $97.0 million outstanding on our previous corporate borrowing facility was repaid on January 30, 2004 and $100.0 million of the new facility was drawn down on the same date. At June 30, 2004 there had been no draw down to date of the new $50 million revolving credit facility as the Company had a positive cash balance during the first six months. $0.9 million of bank debt was repaid during the six months by our 50% owned subsidiary, Octel Starreon. In July in connection with the acquisition of the 50% share in Octel Starreon previously held by Starreon Corporation LLC the Company drew down $43 million from the revolving credit facility. Outflows of $2.4 million relating to refinancing costs occurred during the six months to June 30. These have been capitalized and are being amortized over a period of two and half years as this is when the company intends to refinance.

The debt profile as at June 30, 2004, including the principal facility and other group debt, is set out below:

(in millions)
2004	$0.8
2005	31.7
2006	31.7
2007	41.8
2008	0.7

$106.7

Current portion of long-term debt	$(31.7)

Long-term debt	$75.0

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

These policies have been discussed in our 2003 Annual Report and there have been no significant changes since that time.

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

We use derivatives, including interest rate swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, we enter into derivative instruments with a diversified group of major financial institutions in order to minimize the exposure to non-performance of such instruments. Our objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower overall borrowing costs. Our objective in managing the exposure to changes in foreign exchange rates is to reduce volatility on earnings and cash flow associated with such changes.

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

PART II    OTHER INFORMATION

ITEM 1    Legal Proceedings

None.

ITEM 2    Changes In Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the second quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	14,400	$23.68	14,400	$4.9 million
May 1—May 31	51,300	$22.68	51,300	$3.7 million
June 1—June 30	—	—	—	$3.7 million
Total	65,700	$22.90	65,700	$3.7 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. All shares repurchased in the quarter were repurchased pursuant to this program. The shares repurchased are held as treasury shares and the buy-back program has no expiration date.

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

Issue:	Votes For	Votes Against/Withheld

1. Re-election as director of Dr. Robert E. Bew	9,973,409	553,070

2. Re-election as director of Mr Dennis J. Kerrison	6,164,827	4,361,652

3. Re-election as director of Mr Martin M. Hale	10,145,195	381,284

At our annual meeting other matters were considered:

Issue:	Votes For	Votes Against	Abstentions	Broker Non Votes

4. Ratification of PricewaterhouseCoopers LLP as Independent Auditors	10,352,338	155,164	18,977	—

5. Adoption of the Octel Corp. 2004 Non Employee Directors’ Stock Plan	8,351,935	483,923	29,122	1,661,499

6. Adoption of the Octel Corp. 2004 Executive Co-Investment Plan	8,300,105	534,533	30,341	1,661,499

7. Re-approval of the Octel Corp. 2004 Stock Option Plans as amended

7a Re-approval of Octel Corp. Performance Related Stock Option Plan as amended	6,596,588	2,238,432	29,960	1,661,499

7a Re-approval of the Octel Corp. Company Share Option Plan as amended	6,664,586	2,170,779	29,615	1,661,499

7c Re-approval of the Octel Corp. Non Employee Directors’ Stock Option Plan as amended	6,295,256	2,541,066	28,658	1,661,499
7d Re-approval of the Octel Corp. Savings Related Share Option Scheme as amended	6,869,591	1,966,767	28,622	1,661,499

ITEM 5    Market For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol—OTL). As of July 30, 2004 there were approximately 1,865 registered holders of the common stock.

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

The borrowings entered into by the Company that were in place until January 30, 2004 restricted the Company’s ability to pay dividends or buy back stock. Dividend payments and stock buy-backs could only be made if the Company:

1)	was in compliance with the borrowings agreements (including certain financial covenants);

2)	would have been compliant following the proposed payments and buy-backs, and;

3)	had provided the Company’s bankers with appropriate notice of the proposed payments and buy-backs.

The new refinancing facility agreed on January 30, 2004 allows a maximum dividend of $1.5 million per annum plus 15% annual growth from 2005 provided that no default has occurred or would result from such payment. The Company may repurchase its own shares provided that this will not affect compliance with the financial covenants in the facility.

ITEM 6    Exhibits And Reports On Form 8-K

(a) Exhibits

31.1, 31.2, 32.1 and 32.2. Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was furnished on April 26, 2004 related to the first quarter press release and Octel’s intention to purchase the 50% share in Octel Starreon currently held by Starreon Corporation LLC.

A report on Form 8-K was furnished on July 12, 2004 related to the completion of the acquisition of the 50% share in Octel Starreon previously held by Starreon Corporation LLC for an aggregate cash consideration of $43 million on July 8, 2004.

A report on Form 8-K was furnished on July 27, 2004 related to the second quarter results press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date:	August 9, 2004	By	/s/ DENNIS J. KERRISON
Dennis J. Kerrison President and Chief Executive Officer

Date:	August 9, 2004	By	/s/ PAUL W. JENNINGS
Paul W. Jennings Executive Vice President and Chief Financial Officer