Form 10-Q
period 2004-09-30
OCTEL CORP
filed 2004-11-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of October 31, 2004
Common Stock, par value $0.01	12,400,067

	PART I FINANCIAL INFORMATION
Item 1	Financial Statements	4

	Consolidated Balance Sheets	4

	Consolidated Statements Of Income	6

	Consolidated Statements Of Cash Flows	7

	Consolidated Statement Of Stockholders’ Equity	8

	Consolidated Statements Of Comprehensive Income	8

	Notes To Unaudited Interim Consolidated Financial Statements	9

Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And The Nine Months Ended September 30, 2004 And 2003	20

	Recent Developments	20

	Factors Affecting Our Results	20

	Results Of Operations	22

	Liquidity And Financial Condition	27

	Critical Accounting Policies And Estimates	28

Item 3	Quantitative And Qualitative Disclosures About Market Risk	28

Item 4	Controls And Procedures	28

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	30

Item 3	Defaults Upon Senior Securities	31

Item 4	Submission Of Matters To A Vote Of Security Holders	31

Item 5	Market For The Registrant’s Common Equity And Related Stockholder Matters	31

Item 6	Exhibits And Reports On Form 8-K	31

Signatures		33

Exhibit 31.1		34

Exhibit 31.2		35

Exhibit 32.1		36

Exhibit 32.2		37

Amendment & Restatement Agreement August 31, 2004

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results - are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL, and business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates and successful completion of planned disposals. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars)	September 30 2004 (Unaudited)	December 31 2003
Assets

Current assets
Cash and cash equivalents	$34.8	$46.1
Restricted cash	4.5	—
Accounts receivable, less allowance of $3.8 (2003 - $4.8)	99.7	71.7
Inventories
Finished goods	39.5	40.7
Raw materials and work-in-progress	24.4	15.8

Total inventories	63.9	56.5
Prepaid expenses	7.2	4.6

Total current assets	210.1	178.9

Property, plant and equipment	93.0	98.4
Less accumulated depreciation	(20.7)	(49.7)

Net property, plant and equipment	72.3	48.7

Goodwill (note 6)	369.8	348.9
Intangible assets	33.2	40.8
Deferred finance costs	1.8	0.1
Prepaid pension cost	121.2	115.9
Other assets	7.6	8.3

	$816.0	$741.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars)	September 30 2004 (Unaudited)	December 31 2003
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$46.6	$53.0
Accrued liabilities	54.9	43.7
Accrued income taxes	11.9	2.8
Current portion of plant closure provisions (note 7)	11.7	9.2
Current portion of long-term debt (note 8)	36.3	1.7
Current portion of deferred income	2.0	2.4

Total current liabilities	163.4	112.8

Plant closure provisions, net of current portion (note 7)	23.2	27.0
Deferred income taxes	39.5	38.6
Deferred income, net of current portion	4.9	7.7
Long-term debt, net of current portion (note 8)*	113.5	102.9
Other liabilities	17.5	15.8
Minority interest	0.2	6.6
Stockholders’ Equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.5	276.8
Treasury stock (2,353,873 and 2,717,511 shares at cost, respectively)	(29.3)	(32.4)
Retained earnings	227.9	209.1
Accumulated other comprehensive income	(21.4)	(23.4)

Total stockholders’ equity	453.8	430.2

	$816.0	$741.6

*	Following our refinancing in January 2004, the balance sheet classification of debt at December 31, 2003, reflects payments due under the new facility.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions of dollars except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$130.6	$123.3	$360.5	$334.3
Cost of goods sold	(78.1)	(66.9)	(205.3)	(188.4)

Gross profit	52.5	56.4	155.2	145.9
Operating expenses
Selling, general and administrative	(23.3)	(19.3)	(67.0)	(52.9)
Research and development	(2.6)	(1.2)	(7.6)	(3.8)
Restructuring charge	(1.2)	(2.3)	(5.5)	(10.5)
Amortization of intangible assets	(2.5)	(2.6)	(7.5)	(7.7)
Impairment of TEL business goodwill	(3.6)	—	(23.0)	—

	(33.2)	(25.4)	(110.6)	(74.9)

Operating income	19.3	31.0	44.6	71.0
Interest expense (net)	(1.5)	(3.9)	(4.3)	(8.4)
Other (expense)/income	(3.1)	0.6	0.5	(1.6)

Income before income taxes and minority interest	14.7	27.7	40.8	61.0
Minority interest	—	(0.9)	(1.9)	(2.6)

Income before income taxes	14.7	26.8	38.9	58.4
Income taxes	(5.6)	(8.7)	(18.4)	(17.5)

Income from continuing operations	9.1	18.1	20.5	40.9
Share of affiliated company earnings	—	0.3	—	0.9
Discontinued operations, net of tax (note 9)	—	—	(1.0)	(3.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.5

Net income	$9.1	$18.4	$19.5	$38.9

Earnings per share – net income (note 3):
Basic	$0.73	$1.54	$1.58	$3.27

Diluted	$0.70	$1.47	$1.50	$3.11

Earnings per share - continuing operations (note 3):
Basic	$0.73	$1.52	$1.66	$3.44

Diluted	$0.70	$1.44	$1.58	$3.27

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,445	11,942	12,342	11,903

Diluted	13,071	12,559	13,009	12,505

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions of dollars)	Nine Months Ended September 30
	2004	2003
Cash Flows from Operating Activities
Net income	$19.5	$38.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.9	17.5
Impairment of TEL business goodwill (note 6)	23.0	—
Deferred income taxes	0.6	0.3
Other	—	3.1
Unremitted earnings of affiliates	—	(0.9)
Profit on disposal of property, plant and equipment	(0.2)	—
Loss on disposal of business	0.4	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(20.2)	16.8
Inventories	1.0	2.9
Accounts payable and accrued liabilities	(5.4)	(11.5)
Income taxes and other current liabilities	8.1	(1.5)
Plant closure provisions	(1.4)	(0.4)
Other non-current assets and liabilities	(5.4)	(9.2)

Net cash provided by operating activities	36.9	56.0

Cash Flows from Investing Activities
Capital expenditures	(5.0)	(3.3)
Veritel	—	(5.8)
Business combinations, net of cash acquired and divestments	(75.2)	(6.8)
Increase in restricted cash	(4.5)	—
Other	(3.1)	1.8

Net cash used in investing activities	(87.8)	(14.1)

Cash Flows from Financing Activities
Receipt of long-term borrowings	139.5	—
Repayment of long-term borrowings	(101.2)	(24.4)
Net increase in short term borrowings	—	(3.4)
Dividends paid	(0.7)	(0.6)
Issue of treasury stock	5.3	1.4
Repurchase of common stock	(2.5)	(1.0)
Minority interest	(0.5)	0.9
Refinancing costs	(2.6)	—
Other	—	(0.2)

Net cash used in financing activities	37.3	(27.3)
Effect of exchange rate changes on cash	2.3	2.8

Net change in cash and cash equivalents	(11.3)	17.4
Cash and cash equivalents at beginning of period	46.1	26.7

Cash and cash equivalents at end of period	$34.8	$44.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$0.1	$276.8	$(32.4)	$209.1	$(23.4)	$430.2
Net income	—	—	—	19.5	—	19.5
Dividend	—	—	—	(0.7)	—	(0.7)
Derivatives (1)	—	—	—	—	0.5	0.5
Net CTA change (2)	—	—	—	—	1.5	1.5
Treasury stock issue	—	—	3.1	—	—	3.1
Treasury stock redeemed	—	(0.3)	—	—	—	(0.3)

Balance at September 30, 2004	$0.1	$276.5	$(29.3)	$227.9	$(21.4)	$453.8

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax
2.	Changes in cumulative translation adjustment

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2004	2003	2004	2003
Net income for the period	$9.1	$18.4	$19.5	$38.9
Changes in cumulative translation adjustment	2.7	4.1	1.5	13.0
Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax	0.1	0.7	0.5	0.9

Total comprehensive income	$11.9	$23.2	$21.5	$52.8

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

NOTE 2 – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At September 30, 2004, we had authorized common stock of 40,000,000 shares (December 31, 2003 – 40,000,000). Issued shares at September 30, 2004, were 14,777,250 (December 31, 2003 – 14,777,250) and treasury stock amounted to 2,353,873 shares (December 31, 2003 – 2,717,511).

Movements in stock options in the third quarter, 2004 and the nine months to September 30, 2004 were as follows:

Number
Outstanding at June 30, 2004	1,128,947
Grants	—
Exercised	(43,970)
Cancelled	(1,286)

Outstanding at September 30, 2004	1,083,691

Outstanding at January 1, 2004	1,483,417
Grants	87,920
Exercised	(470,118)
Cancelled	(17,528)

Outstanding at September 30, 2004	1,083,691

The weighted average prices of options exercised and cancelled in the quarter were $13.16 and $15.25, respectively. The weighted average prices of options exercised and cancelled in the nine months to September 30, 2004 were $10.57 and $14.23, respectively.

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income as reported	$9.1	$18.4	$19.5	$38.9
Compensation, net of tax, included	0.4	0.2	0.9	0.5
Compensation, net of tax, FAS 123 basis	(0.5)	(0.3)	(0.9)	(1.0)

Pro forma net income	$9.0	$18.3	$19.5	$38.4

Earnings per share
Basic	$0.72	$1.53	$1.58	$3.23

Diluted	$0.69	$1.46	$1.50	$3.07

The fair value of options was calculated using the Black-Scholes model with the following assumptions:

	2004	2003
Dividend yield	0.5%	3%
Expected life	4 years	4 years
Volatility	38.7%	35%
Risk free interest rate	3.43%	2.69%

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$9.1	$18.1	$20.5	$40.9
Share of affiliated company earnings	—	0.3	—	0.9
Discontinued operations, net of tax	—	—	(1.0)	(3.4)
Change in accounting principle	—	—	—	0.5

Net income available to common shareholders	$9.1	$18.4	$19.5	$38.9

Denominator:
Weighted average common shares outstanding	12,445	11,942	12,342	11,903
Dilutive effect of stock options and awards	626	617	667	602

Denominator for diluted earnings per share	13,071	12,559	13,009	12,505

Net income per share:
Income from continuing operations	$0.73	$1.52	$1.66	$3.44
Share of affiliated company earnings	—	0.02	(0.08)	0.08
Discontinued operations, net of tax	—	—	—	(0.29)
Change in accounting principle	—	—	—	0.04

Net income available to common shareholders	$0.73	$1.54	$1.58	$3.27

Net income per share, diluted:
Income from continuing operations	$0.70	$1.44	$1.58	$3.27
Share of affiliated company earnings	—	0.03	(0.08)	0.07
Discontinued operations, net of tax	—	—	—	(0.27)
Change in accounting principle	—	—	—	0.04

Net income available to common shareholders	$0.70	$1.47	$1.50	$3.11

No options were anti-dilutive in the 2004 period. 177,435 options were anti-dilutive in the three and nine months ended September 30, 2003, and have been excluded from the calculation of the diluted earnings per share.

NOTE 4 – PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic benefit for the three months and nine months ended September 30, 2004 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$(1.5)	$(1.8)	$(4.5)	$(5.3)
Interest cost	(9.2)	(7.9)	(27.6)	(24.0)
Expected return on plan assets	11.7	12.2	35.0	36.9
Amortization of prior service cost	(0.3)	(0.2)	(0.9)	(0.7)

Net periodic benefit	$0.7	$2.3	$2.0	$6.9

The Company expects to make contributions of approximately $4.0 million to its defined benefit pension plan in 2004. As of the nine months ended September 30, 2004, contributions of $3.2 million have been made. Further contributions of $0.8 million are expected throughout the remainder of the year.

NOTE 5 – SEGMENTAL REPORTING

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes: TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities, Petroleum Specialties and Performance Chemicals have been aggregated for reporting purposes as the Specialty Chemicals business segment.

This segmentation basis is consistent with the 2003 Annual Report to Shareholders.

The following table presents a summary of the Company’s reportable segments for the three and nine months ended September 30, 2004 and 2003:

(millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Sales
TEL	$66.3	$76.4	$194.8	$192.4
Specialty Chemicals	64.3	46.9	165.7	141.9

Total	$130.6	$123.3	$360.5	$334.3

Operating Income
TEL	$29.5	$35.0	$86.2	$83.5
Specialty Chemicals	2.5	3.7	8.7	9.0
Corporate Costs	(7.9)	(5.4)	(21.8)	(11.0)
Restructuring	(1.2)	(2.3)	(5.5)	(10.5)

Operating income before impairment of TEL goodwill	$22.9	$31.0	$67.6	$71.0
Impairment of TEL goodwill	$(3.6)	$—	$(23.0)	$—

Operating income	$19.3	$31.0	$44.6	$71.0

NOTE 6 – GOODWILL

Goodwill comprises the following:

	Nine Months Ended September 30
	2004	2003
Gross cost at January 1	$647.0	$650.9
Acquisitions	43.7	—
Disposals	—	(4.2)
Impairment of TEL business goodwill	(23.0)	—
Exchange effect	0.1	5.3

Gross cost at September 30	667.8	652.0

Amortization at January 1	(298.1)	(298.1)
Exchange effect	0.1	(2.4)

Amortization at September 30	(298.0)	(300.5)

Net book amount at September 30	$369.8	351.5

Acquisitions

In the second quarter 2004, the Company acquired a 100% interest in Leuna Polymer GmbH (Leuna) for a consideration of €6.5 million ($7.9 million). The Company purchased one common share which was valued at €1. Leuna is a manufacturer of diesel fuel additives and specialty waxes. As Leuna was only released from receivership in late June, its results have only been consolidated since the beginning of the third quarter. During this time Leuna has contributed $8.0 million of net sales and $0.6 million to consolidated net income ($0.05 basic earnings per share). Based on a provisional assessment of the fair values of the assets acquired, no goodwill arose.

On July 8, 2004, the Company purchased the 50% share in Octel Starreon LLC which had previously been held by Starreon Corporation LLC for total consideration of approximately $43 million. The value of the partnership interest acquired from Starreon Corporation LLC was $0.6 million. The results of Octel Starreon LLC had previously been consolidated in the Company’s financial statements. The acquisition has resulted in an increase of $0.9 million ($0.07 basic earnings per share) to net income as there is no longer a charge for minority interests. A provisional estimate of goodwill of $37.5 million has been made.

On August 26, 2004, the Company acquired a 100% interest in Aroma & Fine Chemicals Limited (AFC) for approximately $38.0 million. 1.3 million common shares were purchased at a value of $0.2 million. Of the total consideration $4.5 million is in the form of loan notes, half of which are due for repayment in January 2006, with the remaining half in September 2006. AFC manufactures aroma chemicals which are principally sold into household, institutional, industrial and personal care markets.

AFC has only been consolidated for one month as control was not acquired until the end of August. During September the company has contributed net sales of $2.9 million and $0.2 million to consolidated net income ($0.02 basic earnings per share). A provisional estimate of goodwill of $6.2 million has been made.

There were no material nonrecurring items included in any of the proforma results described above.

Impairment of TEL business goodwill

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

As a result of this decline, the Company also stated its intention in its 2003 Annual Report to review the TEL business goodwill for impairment on a quarterly basis, based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The Company expects to recognize an impairment charge in each successive year over the remaining life of the TEL business. The charge is non-cash in nature and has no impact on taxation.

Based on the quarterly reviews of the expected cash flows from the TEL business carried out for the six months ended June 30, 2004, a provisional charge for impairment of $19.4 million for the first six months was recognized in the income statement. Based on the latest review for the third quarter of 2004, a charge of $23.0 million was recognized for the nine months ended September 30, 2004. The charge is relatively low in the third quarter due to delays in shipments caused by adverse weather conditions. These delays had the effect of increasing receivables and thereby reducing the amount of cash generated in the period, one of the key factors in calculating the level of impairment. As these receivables were collected in full at the beginning of October, the Company still expects to recognize a full year charge of approximately $45.0 million in 2004.

NOTE 7 – PLANT CLOSURE PROVISIONS

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

Movements in the provisions for the period are set out below:

(millions of dollars)	2004	2004	2004	2004	2003
	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$7.1	$0.2	$28.9	$36.2	$36.4
Exchange effect	(0.1)	—	0.2	0.1	1.1
Charge for the period	3.1	2.4	1.2	6.6	11.1
Expenditure	(5.3)	(2.5)	(0.3)	(8.0)	(11.7)

Total at September 30	4.8	0.1	30.0	34.9	$36.9
Due within one year	(4.5)	(0.1)	(7.1)	(11.7)	(10.4)

Balance at September 30	$0.3	$—	$22.9	$23.2	$26.5

Amounts due within one year refer to provisions where expenditure is expected to arise within one year after the balance sheet date. Severance charges are recognized in the income statement as restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance and other restructuring

The severance and other restructuring charge for new items in the third quarter was $1.2 million and $5.5 million in the nine months to September 30, 2004. Of this charge $3.1 million reflects severance costs incurred mainly due to the restructuring of the UK site and some head office reorganization. There was also a $2.4 million charge related to UK site clearance costs that are not included in the remediation provision because of their discretionary nature.

All restructuring amounts provided, with the exception of $0.3 million, are expected to crystallize as cash expenditure within one year. The remaining provision at September 30, 2004 relates to amounts payable to 57 current or former UK employees who had contracted to leave the Company by September 30, 2003, 39 employees in the Company’s European sites and 4 employees in the USA.

Remediation

The remediation charge includes $0.8 million due to the accretion expense required following the adoption of FAS 143 on January 1, 2003. Other expenditure of $0.4 million was associated with remediation work in the UK, Germany and France.

NOTE 8 – DEBT

Our principal credit facility comprises a term loan of $100 million which has been fully drawn down and a revolving facility of $50 million, of which $39 million had been drawn down as at September 30, 2004. This facility was agreed with a syndicate of banks on January 30, 2004. On August 31, 2004 the Company entered into an Amendment Agreement with the syndicate of banks by which the revolving credit facility was increased from $50 million to $110 million. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non US GAAP measure that represents liquidity) and a ratio of net interest expense to EBITA (another non US GAAP measure). Management does not believe the Company will breach these covenants in 2004.

Following the acquisition of the remaining 50% of the shares in Octel Starreon LLC, the Company gave notice that it would repay the existing loan facility used by Octel Starreon LLC on October 1, 2004. The remaining amount of $6.3 million due under this facility was repaid on that date.

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued $4.5 million of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

The debt profile at September 30, 2004, including the principal facility and other group debt, is set out below:

(in millions)
2004	$6.3
2005	30.0
2006	34.5
2007	79.0

$149.8

Current portion of long-term debt	$(36.3)

Long-term debt, net of current portion	$113.5

NOTE 9 – DISCONTINUED OPERATIONS

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Guarantees

The company and certain of its consolidated subsidiaries were contingently liable at September 30, 2004 for $9.7 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

The company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the company. Octel has, in the nine months to September 30, 2004, released the whole of the $3.2 million provision formerly recognized based on a long term take or pay supply contract. The delayed scale down of TEL production has reduced the liability.

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued $4.5 million of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

Environmental Liabilities

We record environmental liabilities when they are probable and costs can be estimated reasonably. In addition to the remediation provisions at September 30, 2004, which amounted to $30.0 million, we view the costs of vacating our main UK site, which were estimated at $27.0 million at December 31, 2003, as a contingent liability because we have no present intention to exit the site.

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

Litigation

On April 30, 2004, United Color Manufacturing (UCM) filed a civil complaint with the District Court for the Eastern District of Pennsylvania alleging that Octel Starreon LLC, one of our subsidiaries, had participated in “false and deceptive” advertising regarding the marketing of a dye used in petroleum additives. Damages are being sought and a trial is currently anticipated during the first part of 2005. We have incurred legal costs of $0.2 million to date in defence of UCM’s claim and management believes that UCM are unlikely to prevail at trial.

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

At the EPO hearing on April 1, 2004, the EPO revoked the key Infineum patent, European Patent No. 0743974 relating to diesel blend additives. Management believes that this is a satisfactory outcome for Octel and its fuel additives business. However Infineum have given notice that they intend to appeal against this decision. At the hearing certain provisions of the other two patents were revoked. However the opponents, including Octel, have formally instigated the full appeal process against the remaining provisions.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2004, the Company repaid the $6.3 million balance of the loan facility held by Octel Starreon LLC. The subsidiary will now be financed by means of an intercompany loan facility.

On October 26, 2004 the Company announced that the Board of Directors had approved a further $15.0 million for share buy-backs.

ITEM 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And The Nine Months Ended September 30, 2004 And 2003

This discussion should be read in conjunction with our unaudited interim consolidated financial Statements and the notes thereto, included elsewhere herein.

RECENT DEVELOPMENTS

On October 1, 2004, the Company repaid the $6.3 million balance of the loan facility held by Octel Starreon LLC. The subsidiary will now be financed by means of an intercompany loan facility.

On October 26, 2004 the Company announced that the Board of Directors had approved a further $15.0 million for share buy-backs.

FACTORS AFFECTING OUR RESULTS

At the end of each of the first three quarters of 2004, the Company performed an impairment test to establish whether the current book value of the goodwill attached to the TEL business could be supported by the anticipated future discounted after-tax cash flows of that business. As the analysis showed that the current book value exceeded the future cash flows, the implied fair value of the goodwill was calculated by deducting the fair value of assets directly associated with the TEL business from the net present value (NPV) of the cash flows. This resulted in a provisional impairment charge of $3.4 million being recognized in the first quarter and a further provisional charge (pending the finalization of a review of the fair value of intangible assets inherent in the TEL business) of $16.0 million in the second quarter, these being the difference between the book value and the implied fair value of goodwill. Having repeated the calculation at the end of the third quarter the Company has recognized a charge of $23.0 million for the nine months to September 30, 2004. This calculation will be repeated each quarter because our current demand and cash flow forecasts show that impairment will continue gradually over the remaining life of the TEL business. The Company expects to recognize an impairment charge of approximately $45 million in 2004 but this will be heavily dependent on the exact timing of cash flows and developments in the demand forecast for TEL.

On August 31, 2004 the Company entered into an Amendment Agreement with the syndicate of banks by which the revolving credit facility was increased from $50 million to $110 million. The purpose of this extended facility is to allow the Company to make certain strategic acquisitions.

On August 26, 2004 the Company acquired Aroma & Fine Chemicals Limited (AFC) for a purchase price of £21 million (approximately $38 million). AFC manufactures aroma chemicals that are sold principally into the household and institutional, industrial and personnel care market segments. It is located in Widnes, Cheshire in the UK. Of the consideration approximately $4.5 million is in the form of loan notes. Half of these mature in January 2006 and the other half mature in September 2006. Full pro forma year sales are expected to be around $37 million which generates an operating income before interest and taxation of $4 million. The sales and purchase agreement gives Octel economic benefit from August 1, 2004 but as control was acquired on August 26, 2004 only one month’s sales and net income has been consolidated in these financial statements.

On July 8, 2004 the Company purchased the 50% share in Octel Starreon LLC previously held by Starreon Corporation LLC for a total cash consideration of approximately $43 million. The net income and assets of Octel Starreon LLC were already consolidated in the consolidated financial statements of the Company.

The acquisition was financed by drawing down $43 million from the Company’s $50 million revolving credit facility which was agreed when the Company refinanced its operations on January 30, 2004. The facility expires on July 30, 2007.

In the second quarter 2004, the Company acquired a 100% interest in Leuna Polymer GmbH (Leuna) for a consideration of €6.5 million. Of the consideration, €5.35 million was settlement of existing bank debt and €1.15million was paid into escrow to settle claims of creditors and the receiver. The company is a manufacturer of Cold Flow Improver (an additive for diesel fuel) and specialty waxes. Full year sales are expected to be €25 million in 2004 with an operating income of €1.7 million before interest and tax. The sales and purchase agreement gives Octel economic benefit from the acquisition from May 1, 2004 but as Leuna was only released from receivership in Germany in late June, Octel has only consolidated income from the start of the third quarter in these financial statements. A preliminary view of the fair values of the assets and liabilities of Leuna has been taken from the current balance sheet.

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

RESULTS OF OPERATIONS

Consolidated Income:

	(Unaudited)
(millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$130.6	$123.3	$360.5	$334.3
Cost of goods sold	(78.1)	(66.9)	(205.3)	(188.4)

Gross profit	52.5	56.4	155.2	145.9
Operating expenses
Selling, general and administrative	(23.3)	(19.3)	(67.0)	(52.9)
Research and development	(2.6)	(1.2)	(7.6)	(3.8)
Restructuring charge	(1.2)	(2.3)	(5.5)	(10.5)
Amortization of intangible assets	(2.5)	(2.6)	(7.5)	(7.7)
Impairment of TEL business goodwill	(3.6)	—	(23.0)	—

	(33.2)	(25.4)	(110.6)	(74.9)

Operating income	19.3	31.0	44.6	71.0
Interest expense (net)	(1.5)	(3.9)	(4.3)	(8.4)
Other (expense)/income	(3.1)	0.6	0.5	(1.6)

Income before income taxes and minority interest	14.7	27.7	40.8	61.0
Minority interest	—	(0.9)	(1.9)	(2.6)

Income before income taxes	14.7	26.8	38.9	58.4
Income taxes	(5.6)	(8.7)	(18.4)	(17.5)

Income from continuing operations	9.1	18.1	20.5	40.9
Share of affiliated company earnings	—	0.3	—	0.9
Discontinued operations, net of tax	—	—	(1.0)	(3.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.5

Net income	$9.1	$18.4	$19.5	$38.9

Three months to September 30, 2004:

Net sales

For the three months to September 30, 2004 reported sales of $130.6 million are $7.3 million (5.9%) higher than the $123.3 million reported in the equivalent period in 2003. TEL sales declined by $10.1 million (13.2%) when compared to the third quarter of 2003. Sales to Africa were up over the third quarter of 2003 but this was offset by lower sales to South East Asia and the Middle East. The newly acquired subsidiaries (AFC and Leuna) contributed $10.9 million of the $17.4 million (37.1%) increase in the sales of Specialty Chemicals over sales in the third quarter of 2003. Sales from Octel Starreon were strongly ahead of sales in the equivalent period in 2003 and sales of light heating fuel in Europe were also ahead. Reported sales in Specialty Chemicals continue to have been inflated by the strength of the euro and sterling against the US dollar when compared to sales in the third quarter of 2003.

Gross profit

In the third quarter the gross profit margin was 40.2% compared to 45.7% in 2003. TEL sales were a smaller proportion of sales than in the third quarter of 2003 and this mix effect depressed the overall gross profit margin. The gross profit margin in TEL was the same as in the third quarter 2003. The gross profit margin in Specialty Chemicals was adversely affected by increases in raw material prices that the business has not yet been able to pass on to customers.

Selling, general and administrative expenses

There has been a $4.0 million increase in selling, general and administrative expenses over the third quarter of 2003. The net pension credit of $0.6 million in the quarter was lower than the $2.3 million for the equivalent period last year due in part to having changed the balance of the pension fund assets towards less risky assets which inherently carry a lower expected rate of return. The relative strength of the euro and sterling continue to have an adverse translation effect on our predominantly non-US dollar cost base. The Company has also had to invest heavily in the costs of compliance with new US corporate governance regulations ahead of the implementation date.

Restructuring charge

The costs of restructuring in the third quarter mainly relate to UK costs of severance and restructuring ($0.4 million) and the costs of site clearance in the UK ($0.6 million). A charge of $0.2 million has been recognized related to the costs of reorganizing a US subsidiary. In 2003 the charge was $2.3 million. This related to the costs of UK severance ($2.5 million), the costs of site clearance in the UK ($0.7 million) and the release of a previously recognized charge relating to severance in the UK and Italy ($0.9 million).

Amortization of intangible assets

The amortization charge of $2.5 million in the quarter relates to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year.

Impairment of TEL business goodwill

Having reviewed the cash flows of the TEL business it was found that the net present value (NPV) of the discounted future cash flows was less than the book value of the associated assets at the end of the third quarter. This was anticipated after a provisional charge of $19.4 million for goodwill impairment was recognized in the first six months of 2004. After calculating the fair values of the associated assets, a further charge for impairment of the TEL goodwill of $3.6 million was recognized in the third quarter. No such charge was recognized in 2003 as the NPV of the cash flows exceeded the book value of the TEL goodwill.

After recognizing the charge for goodwill impairment of $3.6 million in the quarter operating income for the quarter was $11.7 million lower than that reported for the second quarter 2003.

Interest expense (net) and other (expense)/income

Net interest expense is $2.4 million lower than the equivalent period of 2003 because of lower average borrowings and improved pricing following the refinancing completed in January, 2004. Other income consists mainly of exchange losses in the quarter.

Income taxes

The effective rate of tax for the quarter is 38.1% (2003 – 32.5%). The increase in the effective tax rate for the third quarter of 2004 compared with the same period of 2003 is due to the fact that the $3.6 million TEL goodwill impairment charge is not an allowable deduction for tax purposes. Excluding this, the tax charge remains at 30.6% of income before income taxes.

Nine months to September 30, 2004:

Net sales

For the nine months to September 30, 2004 reported sales of $360.5 million are $26.2 million (7.8%) higher than the $334.3 million reported in the equivalent period in 2003. Despite sales volumes that are 3.1% below the volumes for the nine months to September 30, 2003 strong selling price management has resulted in TEL sales $2.4 million ahead in value terms. Sales to Africa and South America are higher than the equivalent period in 2003 but sales to the Middle East in particular and South East Asia are below last year’s levels. The newly acquired subsidiaries (AFC and Leuna) contributed $10.9 million of the $23.8 million additional sales in Speciality Chemicals in the nine month period. The relative strength of the euro and sterling when compared to 2003 levels inflated the sales from the European businesses. Sales from Octel Starreon are markedly ahead of last year as are sales of light heating oil in Europe.

Gross profit

In the nine months to September 30 the gross profit margin was 43.1% compared to 43.6% in 2003. A reduction in the proportion of TEL in total sales from 57.6% of the total to 54% has depressed the overall gross profit margin. The margin in TEL was impacted in the nine months to date by a $3.2 million release of a provision against a take or pay contract. Management’s decision to delay the planned downsizing of TEL production until at least mid-2005 has meant that there is no anticipated exposure against that contract and the provision has been released. The gross profit margin in the Specialty Chemicals business has declined from 33% to 30.5%. This is in part due to difficulty in passing on recent raw material price increases and also because the gross profit margins of the newly acquired businesses are lower then the previous average. However the selling, general and administrative expenses of the newly acquired businesses are a lower proportion of sales on average than that in the existing Specialty Chemical businesses thus enhancing the operating income margin.

Selling, general and administrative expenses

There has been a significant increase ($14.1 million or 26.7%) in selling, general and administrative expenses over the first nine months of 2003. The net pension credit was $6.9 million in the first nine months of 2003 but is only $2.0 million in 2004. This was due in part to having changed the balance of the pension fund assets towards less risky assets which inherently carry a lower expected rate of return. The relative strength of the euro and sterling continue to have an adverse translation effect on our predominantly non-US dollar cost base. The Company has also had to invest heavily in the costs of compliance with new US corporate governance regulations ahead of the implementation date. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries. The Company has reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and as a result, the Company is engaging in advanced negotiations to dispose in the near future of certain non-core Specialty Chemicals businesses conducted by some of its foreign subsidiaries. Upon completion of the transaction, the Company and its subsidiaries will not be engaged in business with entities, persons and countries that are subject to such U.S. trade restrictions or sanctions. However, there can be no assurance that the Company will be able to complete the transaction currently being negotiated. At this time, it is too early for the Company to determine whether the impact of this review and disposal would have results that are material in any given period.

Restructuring charge

The costs of restructuring in the first nine months of 2004 mainly relate to UK costs of severance and restructuring ($2.9 million) and the costs of site clearance in the UK ($2.3 million). In addition $0.3 million has been recognized in relation to the restructuring of a US subsidiary. In the first nine months of 2003 the charge was much higher due to the announcement of major severance programs in the UK, ($4.5 million), Europe ($3.6 million) along with site clearance costs and inventory obsolescence charge ($2.4 million).

Amortization of intangible assets

The amortization charge of $7.5 million relates to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year.

Impairment of TEL business goodwill

As discussed above a goodwill impairment charge of $23.0 million was recognized in the first nine months of 2004 while no such charge was recognized in 2003.

After recognizing the charge for goodwill impairment of $23.0 million, operating income for the first nine months of 2004 of $44.6 million was $26.4 million lower than that reported for the first nine months of 2003 at $71.0 million.

Interest expense (net) and other (expense)/income

Net interest expense is lower than the equivalent period in 2003 due to the lower average level of net debt in the nine months to date. However with the recent acquisitions in the third quarter the level of net debt is now above the level at the end of the third quarter of 2003. Other income consists mainly of exchange gains in the nine months to September 30, 2004.

Income taxes

The effective rate of tax for the period was 48.5% after taking into account discontinued operations. This was higher than the 31% effective rate for the equivalent period in 2003 chiefly because the goodwill impairment charge is not an allowable deduction for tax purposes. This impact on the reported tax rate is expected to continue as the business expects to recognize impairment charges over the remaining life of the TEL business. The tax charge of $18.4 million when added to $0.6 million of tax charge included in the charge for discontinued operations represents 30.7% of income before income taxes once the non taxable charge for goodwill impairment is added back.

Discontinued operations, net of tax

The loss on discontinued operations in 2004 relates to the disposal of Joss Holdings BV in the quarter. A loss before income taxes of $0.4 million was recognized on disposal and a tax charge of $0.6 million is due.

USE OF NON-GAAP MEASURES

Management believes that net income before impairment of TEL business goodwill, a “non-GAAP” measure, is meaningful to investors because it provides insight with respect to ongoing operating results of the company; it is also noteworthy that this is the primary performance measure used in internal reporting for our Strategic Business Units. This measure takes into account the fact that this material charge was not present in the previous year results and consequently, year over year comparison could be misinterpreted. Earnings before TEL Business Goodwill Impairment is not recognized in accordance with generally accepted accounting principles (GAAP) in the U.S. and should not be viewed as an alternative to GAAP measures of performance. A reconciliation of this non-GAAP measure to the most comparable GAAP measure is provided below:

(millions of dollars except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$9.1	$18.4	$19.5	$38.9
Impairment of TEL business goodwill (note 6)	3.6	—	23.0	—

Net income before impairment of TEL business goodwill	$12.7	$18.4	$42.5	$38.9

Earnings per share – net income
Basic	$0.73	$1.54	$1.58	$3.27

Diluted	$0.70	$1.47	$1.50	$3.11

Loss per share – impairment of TEL business goodwill
Basic	$(0.29)	$—	$(1.86)	$—

Diluted	$(0.27)	$—	$(1.77)	$—

Earnings per share - net income before impairment of TEL business goodwill:
Basic	$1.02	$1.54	$3.44	$3.27

Diluted	$0.97	$1.47	$3.27	$3.11

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended September 30, 2004 was $36.9 million compared with $56.0 million in the comparable period in 2003. Net income was lower by $19.4 million mainly as a result of the non-cash TEL impairment charge of $23.0 million. The movement in accounts receivable and prepayments shows an outflow of $20.2 million in the nine months to September 30, 2004. This was largely due to the timing of a major TEL receivable of $22.0 million and the decision to pay for group insurance in one amount in 2004. Inventory has increased by $1.0million in the nine months to September 30, 2004. This is $1.9 million less than the inventory build in the equivalent period of 2003.

The $75.2 million outflow on business combinations represents the outlay net of cash acquired to acquire control of Leuna Polymer GmbH, Aroma and Fine Chemicals Limited (AFC) and the 50% stake in Octel Starreon LLC acquired from Starreon LLC less the $4.2 million received from the sale of our 50% interest in Joss Holdings BV. The $4.5 million increase in restricted cash refers to the Loan Notes used to acquire part of AFC that mature in 2006. The $3.1 million outflow on other investing activities represents the cost of acquisition of our 20% stake in Deurex Micro Technologies GmbH ($2.6 million) plus an increase in our stake in one of our other unconsolidated investments ($0.7 million) less $0.2 million of sundry inflows.

The issue of Treasury stock to holders of options who chose to exercise their options has raised $5.3 million in the year to date. 109,290 shares were repurchased by the Company during the period at a cost of $2.5 million.

The $97.0 million outstanding on our previous corporate borrowing facility was repaid on January 30, 2004 and $100.0 million of the new facility was drawn down on the same date. $1.2 million of bank debt was repaid during the nine months by Octel Starreon LLC. In July in connection with the acquisition of the 50% share in Octel Starreon LLC previously held by Starreon Corporation LLC the company drew down $43 million from the revolving credit facility. $4 million of this had been repaid by the end of the third quarter. Outflows of $2.6 million relating to refinancing costs occurred during the nine months to September 30. These have been capitalized and are being amortized over a period of two and half years as this is when the company intends to refinance.

The debt profile as at September 30, 2004, including the principal facility and other group debt, is set out below:

(in millions)
2004	$6.3
2005	30.0
2006	34.5
2007	79.0

$149.8

Current portion of long-term debt	$(36.3)

Long-term debt, net of current portion	$113.5

On April 1, 2004 we paid a dividend of 6 cents per share to shareholders under the semi-annual program announced in 2002. On October 1, 2004 a further dividend of 6 cents per share was paid to shareholders.

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

ITEM 3 Quantitative And Qualitative Disclosures About Market Risk

We operate manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. We sell a range of TEL and Specialty Chemicals to customers around the world. We use floating rate debt to finance these global operations. Consequently, we are subject to business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. Our political and economic risks are mitigated by the stability of the countries in which our largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On April 30, 2004, United Color Manufacturing (UCM) filed a civil complaint with the District Court for the Eastern District of Pennsylvania alleging that Octel Starreon LLC, one of our subsidiaries, had participated in “false and deceptive” advertising regarding the marketing of a dye used in petroleum additives. Damages are being sought and a trial is currently anticipated during the first part of 2005. We have incurred legal costs of $0.2 million to date in defence of UCM’s claim and management believes that UCM are unlikely to prevail at trial.

ITEM 2 Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the third quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 30	—	—	—	$3.7 million
August 1 – August 31	5,200	$22.16	5,200	$3.6 million
September 1 – September 30	38,390	$23.05	38,390	$2.7 million
Total	43,590	$22.94	43,590	$2.7 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. All shares repurchased in the quarter were repurchased pursuant to this program. The shares repurchased are held as treasury shares and the buy-back program has no expiration date. On October 26, 2004 the Company announced that the Board of Directors had approved a further $15.0 million for share buy-backs.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5 Market For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol - OTL). As of October 31, 2004 there were approximately 1,818 registered holders of the common stock.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company announced the payment of a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004. A further dividend of 6 cents per share was paid to shareholders on October 1, 2004.

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

31.1, 31.2, 32.1 and 32.2. Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Amendment Agreement to a Facilities Agreement, dated 29 October 2001 (as amended) with Barclays bank plc, Lloyds Bank plc, The Governor and Company of the Bank of Scotland, and certain other parties. This amendment increases the revolving credit facility to $110 million in order to allow the Company to undertake certain strategic acquisitions.

(b)	Reports on Form 8-K

A report on Form 8-K was furnished on July 12, 2004, related to the completion of the acquisition of the 50% share in Octel Starreon LLC previously held by Starreon Corporation LLC for an aggregate cash consideration of $43 million on July 8, 2004.

A report on Form 8-K was furnished on July 27, 2004, related to the second quarter results press release.

A report on Form 8-K was furnished on August 12, 2004, related to the announcement of the semi-annual dividend of six cents per share to holders of record of the Company’s common stock at the close of business on August 20, 2004.

A report on Form 8-K was furnished on August 27, 2004, related to the acquisition of Aroma & Fine Chemicals Limited for an aggregate consideration of $38 million.

A report on Form 8-K was furnished on September 3, 2004, related to an increase in the revolving credit facility from $50 million to $110 million.

A report on Form 8-K was furnished on October 26, 2004, related to the third quarter results press release. The Company also announced that the Board of Directors had authorized a further $15.0 million of share buy-backs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Date: November 9, 2004	By	/s/ Dennis J. Kerrison
Dennis J. Kerrison
President and Chief Executive Officer

Date: November 9, 2004	By	/s/ Paul W. Jennings
Paul W. Jennings
Executive Vice President and
Chief Financial Officer

Exhibit 31.1

CERTIFICATION BY DENNIS J KERRISON PURSUANT TO

SECURITIES EXCHANGE ACT 1934 RULE 13a-14 and 15d-14

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

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

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

Date: November 9, 2004

/s/ Dennis J. Kerrison
Dennis J. Kerrison
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION BY PAUL W JENNINGS PURSUANT TO

SECURITIES EXCHANGE ACT 1934 RULE 13a-14 and 15d-14

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

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

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

Date: November 9, 2004

/s/ Paul W. Jennings
Paul W. Jennings
Executive Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

by Dennis J. Kerrison

In connection with the Quarterly Report on Form 10-Q of Octel Corp. (the “Company”) for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis J Kerrison, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dennis J. Kerrison
Dennis J. Kerrison
President and Chief Executive Officer

November 9, 2004

Exhibit 32.2

Section 1350 Certification

by Paul W. Jennings

In connection with the Quarterly Report on Form 10-Q of Octel Corp. (the “Company”) for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul W Jennings, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul W. Jennings
Paul W. Jennings
Executive Vice President and Chief Financial Officer

November 9, 2004