Form 10-K
period 2004-12-31
OCTEL CORP
filed 2005-03-31
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Securities Exchange Act of 1934).

Yes	X
No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2004) was approximately $184 million, based on the closing price of the common shares on The New York Stock Exchange on June 30, 2004. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 2, 2005, 12,485,235 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV. Certain portions of Octel Corp.’s Proxy Statement to be mailed to stockholders on or about April 15, 2005 for the Annual Meeting of Stockholders to be held on May 3, 2005 are incorporated in Part III hereof by reference.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, moreover, there can be no assurance that actual results will not differ materially from our expectations. Among the risk factors which could cause actual results to differ materially from expectations are the risks and uncertainties discussed in this annual report on Form 10-K and those described from time to time in the Company’s other filings with the SEC. These include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL, and business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, successful completion of planned disposals, material fines or other penalties resulting from its voluntary disclosure to OFAC, and the existence and impact of any deficiencies or material weaknesses or remedial actions taken by the Company in respect of a potential violation of the Code of Ethics by the Chief Executive Officer which may have resulted in a potential violation of certain laws and regulations by the Chief Executive Officer and the Company, and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. Should one or more of these risks materialize (or the consequences if such development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

General

Octel Corp., a Delaware corporation (the “Company”) is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, South Wirral, United Kingdom. The Company’s products are sold globally, primarily to oil refineries and other chemical and industrial companies. Principal product lines are lead alkyl antiknock compound (“TEL”), other petroleum additives and performance chemicals.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 37 of the 2004 Annual Report to Stockholders (the “Report”) are incorporated herein by reference.

Segmental Information

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management purposes – TEL, Petroleum Specialties and Performance Chemicals. Because of operational and economic similarities and due to the relative sizes of the businesses, Petroleum Specialties and Performance Chemicals have previously been aggregated for reporting purposes as the Specialty Chemicals business segment. However, following the acquisition of the remaining 50% interest in Octel Starreon LLC in Petroleum Specialties and the acquisitions of Leuna Polymer GmbH (Leuna) and Aroma & Fine Chemicals Limited (AFC) in Performance Chemicals, the Company has decided to separate the two business units for external and internal reporting with effect from the fourth quarter of 2004. Note 3 to the Financial Statements included in the Report (the “Financial Statements”) on pages 47 and 48 of the Report, is incorporated herein by reference.

Description of the Business

The Company is an international chemical company specializing in the manufacture, distribution and marketing of fuel additives and specialty chemicals. The Company is organised into three business units for reporting purposes – TEL, Petroleum Specialties and Performance Chemicals.

TEL

Tetraethyl lead (TEL), the most significant of the Company’s products, accounted for approximately 50.7% of the Company’s 2004 sales. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid, reducing engine wear. Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a rate of decline in volume terms in the last few years of between 10% and 25% per annum. Management believes that a decrease at the higher end of the range of 15% to 25% will arise in 2005, and that market volumes will continue to decline year on year.

The Company intends to manage the decline safely and effectively and to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

The Company adopted SFAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. This requires that goodwill deemed to have an indefinite life should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

During 2002 and 2003, the goodwill impairment test for the TEL business was performed annually at December 31. Both these reviews showed that the fair value of the reporting unit based on after tax cash flows discounted at the Company’s weighted average cost of capital exceeded the carrying value of TEL segment assets and, accordingly, no indicator of impairment existed and step two of the FAS 142 impairment test was not performed.

In light of the continuing decline in the TEL market globally, as the Company makes sales of TEL in each quarter, the remaining sales and corresponding cash flows that can be derived from the TEL business are reduced, and accordingly the fair value of the TEL reporting unit is reduced. Based on the Company’s detailed forecast model, assumptions at December 31, 2003 indicated that the reduction in forecast future cash flows during 2004 would reduce the fair value of the reporting unit below the carrying value of TEL segment assets and, accordingly, there was likely to be a significant goodwill impairment charge during the year ended December 31, 2004. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter.

The value of the remaining cash flows from the TEL business segment is calculated at any review date by reference to the best available estimates for future revenues, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business. The resulting cash flows are then discounted and the total discounted cash flows of the TEL business are then allocated to the fair value of the TEL business unit at that date. The Company uses this information to derive an implied goodwill value which is then compared to the carrying value to determine what impairment is needed.

Using this methodology and the assumptions underlying the detailed forecast model, the Company believes that it is possible to predict the pattern of likely future impairment charges of TEL business goodwill. This method reflects the relatively unique nature of the TEL business.

As a result of the reviews performed during 2004, an impairment charge of $40.7 million has been recognized in the year and the Company expects to incur a charge in subsequent years as the TEL market continues to decline.

Petroleum Specialties

The Petroleum Specialties business develops, produces and markets a range of specialty products, used as additives to fuels. The Company has developed a range of products and customized blends to meet market demand for cleaner-burning and more efficient fuels. The Refinery Specialties unit supplies a growing list of products and services that improve operational efficiencies and product performance at the refinery. There is an ongoing program of growth through mergers and acquisitions. This program has included the establishment in 1999 of a 50% owned joint venture with Starreon LLC to sell fuel additives in the USA and the subsequent acquisition of the remaining 50% of this US subsidiary, Octel Starreon LLC in July 2004. The Company has also acquired several wholly owned subsidiaries including Octel Deutschland GmbH, the Gamlen group, CP Manufacturing BV, CP3500 International Limited, the Bycosin AB group and Octel Exhaust Systems Limited. In November 2004, the Company announced the disposal of certain manufacturing and other assets held by the Company’s Swedish subsidiary, Bycosin AB, (now known as Octel Sweden AB). The Company has also established a joint venture in Valvemaster® Limited.

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-US subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Petroleum Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Consequent to the Transaction, subsidiaries of the Company will purchase certain fuel additive products from the Purchaser, and such subsidiaries will supply and distribute those products in certain geographic regions on an exclusive basis. The Company expects to partially offset the loss of net income from this transaction by the elimination of certain costs associated with running the Petroleum Specialties business in the Europe, Middle East and Africa (EMEA) region.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company has conducted an internal review of such transactions and activities and has disclosed to OFAC the results of such review. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

In July 2004, the Company purchased the remaining 50.0% of the interests in Octel Starreon LLC from the Starreon Corporation for a total consideration of $43.8 million.

Performance Chemicals

The Performance Chemicals focus going forward is to develop high performance products from its technology base complemented by selective acquisitions to achieve critical mass in a number of markets. The major product sourced from the UK business is the Octaquest® family of products, originally developed for the detergent market but now being adapted to new markets in personal care, paper and photographics. Subsidiaries include Octel Performance Chemicals Inc. (formerly Hi-Mar Specialties Inc.), a manufacturer of defoamers based in the USA, and ProChem Chemicals Inc., a custom and toll manufacturer also based in the USA. The portion of the Gamlen Group that specializes in water treatment technology is also included in this business segment.

In June 2004, the business segment acquired Leuna Polymer GmbH, a manufacturer of waxes, cold flow improvers and ethyl vinyl acetate (EVA), based in Germany. In August 2004, the business segment acquired Aroma & Fine Chemicals Limited. This business is based in the UK and manufactures aroma chemicals for use in the household, institutional care, industrial and personal care markets.

On January 14, 2005 the Company completed the acquisition of Finetex, Inc. for a consideration of $20.0 million. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets and is based in New Jersey, USA and North Carolina, USA. The results of Finetex will be consolidated in the Performance Chemicals business segment from the date of acquisition.

Raw Materials

Raw material purchases account for a substantial portion of the Company’s manufacturing costs. The major purchases are ethylene, sodium, lead, CNI, ethyl chloride, various solvents and dibromoethane. These materials are, with the exception of ethylene in Germany, available readily from more than one source, and the Company uses long term contracts (generally with fixed prices and escalation terms) to enhance the security of supply and manage the risk of price escalation.

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

Customers

TEL sales are made principally to the retail refinery market, which comprises independent, state or major oil company-owned refineries located throughout the world. Selling prices to major customers are usually negotiated under long-term supply agreements, with varying prices and terms of payment.

The Company has two significant customers whose sales represent more than ten per cent of consolidated revenues in 2003. Sales to one of the customers in 2004, 2003 and 2002 were $53.7 million, $50.6 million and $62.6 million, respectively. Sales to the other customer were $63.6 million and $51.3 million in 2004 and 2003 respectively. Sales to this customer were less than 10 percent of consolidated revenues in 2002.

The customers of the Company’s Petroleum Specialties business are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies that had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

The customers of the Company’s Performance Chemicals business are mainly other chemical and industrial companies manufacturing chemical products with end uses in the household, personal care, institutional care and a variety of other industrial markets.

Competition

In the TEL business, Octel competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as North America and Europe. As a result, worldwide demand for TEL is progressively declining as the use of unleaded gasoline becomes more widespread. On a worldwide basis Octel remains the largest TEL manufacturer and marketer.

In the Petroleum Specialties market there are a limited number of competitors. No one company holds a dominant market share in the fuel additives market. The Company considers its competitive strengths are its strong technical development capacity, independence from major oil companies and its strong long-term relationships with refinery customers.

In the Performance Chemicals market there are a plethora of competitors as the Company operates in a number of market niches.

Agreements with Ethyl Corporation

The “Nature of Operations” policy in Note 1 to the Financial Statements, on page 44 of the Report, is incorporated herein by reference.

Octel supplies Ethyl Corporation (Ethyl) on a wholesale basis with TEL for resale to customers in the United States under two separate long term supply agreements at prices adjusted annually through agreed formulas.

Technology

The Company’s principal research and development facilities are located in the Fuel Technology Centre at Bletchley, UK, together with facilities at Ellesmere Port, UK. The Company’s research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Petroleum Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the TEL business. Expenditures to support research, product/application development and technical support services to customers were $10.5 million, $5.1 million, $6.0 million in 2004, 2003 and 2002, respectively. $5.4 million of the increase in expenditures in 2004 over 2003 represents a reclassification of the cost of the UK Fuel Technology Centre to the research and development cost line item from the selling, general and administrative expense line item in 2003 and preceding years. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Petroleum Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest® has enabled the Company to enter into a new market in the performance chemicals area.

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

The principal sites giving rise to environmental remediation liabilities are the former TEL operating sites at Paimboeuf in France and Doberitz and Biebesheim in Germany, together with the Ellesmere Port site in the UK, which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf and Biebesheim. Doberitz ceased to manufacture in March 2002. There was substantial demolition of the production facilities and support buildings on the site in 2004. During the fourth quarter of 2004, the Company reached agreement with the local and Federal authorities on the scope of remediation work to be undertaken on the site and the Company’s liability for the costs of this work. Remediation work is expected to commence in early 2005 and to be largely complete by the end of the 2005. At Ellesmere Port there is a continuing remediation program related to those units that have closed. We regularly review the future costs of remediation and our current estimate is reflected in note 13 to the Financial Statements.

We record liabilities relating to the retirement of assets and environmental clean up when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgement by management. Note 13 to the Financial Statements, on pages 55 and 56 of the Report, which quantifies environmental liabilities and provisions, is incorporated by reference.

Human Resources

The Company’s workforce at December 31, 2004 consisted of 907 employees, of which 502 were in the UK. Approximately half of the Company’s employees in the UK are represented by unions, including the Transport and General Workers Union and the Amalgamated Engineering and Electrical Union.

The Company has in place an employee communication program to help its employees understand the business issues surrounding the Company and the corporate restructuring that has been implemented to respond to declining TEL demand and to the developing Petroleum Specialties and Performance Chemicals businesses. Regular briefings are conducted by line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions recognized by the Company for negotiating and consultative purposes.

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, United States of America. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC www.sec.gov.

The Company also makes available, free of charge, through its Internet website (www.octel-corp.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Item 2	Properties

A summary of the Company’s principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:

Location	Principal Operations

Newark, Delaware, US (1)	Octel Corp. Headquarters
Manchester, UK (1)	Octel Corp. European Headquarters
Ellesmere Port, UK	The Associated Octel Company Limited; Business Teams; Manufacturing; Research & Development; Administration
Bletchley, UK	Fuel Technology Center
Widnes, UK	Aroma & Fine Chemicals Limited; Manufacturing and Administration
Herne, Germany (1)	Octel Deutschland GmbH; Manufacturing and Administration
Leuna, Germany	Leuna Polymer GmbH; Manufacturing and Administration
Zug, Switzerland (1)	OBOAdler Limited; Sales and Administration
Vernon, France	Gamlen SA; Manufacturing and Administration
Littleton, Colorado, US (1)	Octel Starreon LLC; Administration
High Point, North Carolina, US (1)	ProChem Chemicals Inc.; Manufacturing and Administration
Milwaukee, Wisconsin, US (1)	Octel Performance Chemicals Inc.; Manufacturing
(1)	Leased property

The headquarters of Octel Corp. is located at 220 Continental Drive, Newark, DE 19713.

The Company’s TEL manufacturing site is at Ellesmere Port. Its TEL manufacturing capacity is currently 30,000 metric tons (mt) per annum. Actual annual operating levels are under review as part of management’s response to the decline in TEL markets.

The Company’s Petroleum Specialties manufacturing capacity at Ellesmere Port comprises a detergent plant (3,500 mt per annum).

The Company’s Performance Chemicals manufacturing capacity at Ellesmere Port comprises an EDDS plant (1,500 mt per annum) for the manufacture of Octaquest®.

The Company disposed of the manufacturing and administration facility at Karlstad in Sweden in November 2004, as part of the disposal of the Bycosin Mexico subsidiaries and the disposal of certain other assets.

Item 3	Legal Proceedings

Infineum Patents

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

The EPO revoked Infineum’s patent 974 completely. Infineum has appealed to the EPO’s Board of Appeal. Octel, long with three other respondents, BASF, Clariant and Ethyl, will make representations to the Board of Appeal. It is unlikely that the appeal will be heard in 2005.

With regard to Infineum’s patents 155 and 972, all “composition” claims were revoked. Certain “use” claims were permitted. All five parties (Infineum and the respondents, Octel, BASF, Clariant and Ethyl) have appealed. The 972 appeal is scheduled to be heard in August 2005. All four parties (Infineum, Octel, Clariant and Ethyl) have appealed the 155 patent decision. The appeal is unlikely to be heard in 2005.

In addition Octel have opposed the following Infineum patents in the EPO:

i.	EP NO: 0890631, a patent for an acid based lubricity enhancer containing a detergent. Opposition filed September 2004.

ii.	EP NO: 0743973, a patent for a lubricity enhancer and polyoxylalkylene compound. Opposition filed on January 21, 2004.

Octel commenced opposition proceedings against Rhodia’s patent no: EP1090211. Infineum have opposed Octel’s diesel particulate fuel patent, EP no: EP:1047755.

Bycosin Disposal

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-US subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Petroleum Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company has conducted an internal review of such transactions and activities and has disclosed to OFAC the results of such review. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

United Color Manufacturing

On April 20, 2004, United Color Manufacturing filed a claim for damages and injunctive relief under the federal Lanham Act and Pennsylvania common law alleging false advertising by Octel Starreon concerning Octel Starreon’s Oil Red B Dyes. Octel Starreon’s management is pursuing and responding to this litigation vigorously, working closely with its legal representation to contest and defend the allegations of the Complaint. Though Octel Starreon views these claims as legally and factually unfounded, the Company has taken affirmative action to limit and cap prospective impact on the Company’s business and monetary exposure, if any. The litigation is in the discovery phase, and there have been no rulings from the Court at this time as to the merits of the claims or defenses.

Other Matters

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

Except as described above, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary routine litigation incidental to their respective business.

Item 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol - OTL). As of February 28, 2005 there were approximately 1,722 registered holders of the common stock.

Quarterly stock prices on page 61 of the Report are incorporated herein by reference.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company paid a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004. A further dividend of 6 cents per share was paid on October 1, 2004. The Company announced on February 7, 2005 that a dividend of 7 cents per share would be paid on April 1, 2005 to shareholders of record on February 18, 2005.

The borrowing facilities entered into by the Company that were in place until January 30, 2004 restricted the Company’s ability to pay dividends or buy back stock. Dividend payments and stock buy-backs could only be made if the Company:

1)	were in compliance with the borrowings agreements (including certain financial covenants);
2)	would have been compliant following the proposed payments and buy-backs, and;
3)	had provided the Company’s bankers with appropriate notice of the proposed payments and buy-backs.

The new refinancing facility completed on January 30, 2004 allows a maximum dividend of $1.5 million per annum plus 15% annual growth from 2005 provided that no default has occurred or would result from such payment. The Company may repurchase its own shares provided that this will not affect compliance with the financial covenants in the facility.

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the last quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	73,640	$20.94	73,640	$16.2 million
November 1 - November 30	25,600	$19.54	25,600	$15.7 million
December 1 - December 31	-	-	-	$15.7 million
Total	99,240	$20.58	99,240	$15.7 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved the resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. All shares repurchased were repurchased pursuant to this program.

On October 25, 2004 the Company announced that the board of directors of Octel Corp. had authorized an additional $15.0 million to repurchase Octel’s shares pursuant to its buy back program. The total amount approved to date in relation to share buy-backs is $21.4 million.

The Company also has authorized securities for issuance under equity compensation plans. The information contained in item 12 under the heading “Shares Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

The Company has not, within the last three years, made any sales of unregistered securities.

Item 6	Selected Financial Data

The Financial Highlights on page 21 of the Report and the Quarterly Summary on page 61 of the Report are incorporated herein by reference.

The results of operations and financial condition of the group in 2004 include the effect of the acquisitions during the year of the remaining 50% interest in Octel Starreon LLC and the acquisitions of Leuna and AFC. Note 8 to the Financial Statements on pages 51 and 52 of the Report is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion on pages 22 through 37 of the Report is incorporated herein by reference.

Liquidity and financial condition

The discussion on page 30 of the Report is incorporated herein by reference.

Critical Accounting Estimates

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

“Critical Accounting Estimates” on pages 31 and 32 of the Report is incorporated herein by reference.

Contractual Commitments

“Contractual Commitments” on page 34 of the Report, and Note 19 on the Notes to the Financial Statements, are incorporated herein by reference.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

Information relating to the Company’s exposure to market risk on pages 33 and 34, and in Note 18 to the Financial Statements on pages 57 and 58 of the Report, is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report of PricewaterhouseCoopers LLP dated March 31, 2005 and quarterly financial information, which are on pages 39 through 61 of the Report, are incorporated herein by reference. The Financial Highlights on page 21 of the Report are also incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s Independent Auditors on any matter of accounting principles or procedures or financial statement disclosure during the year ended December 31, 2004.

Item 9A	Controls and Procedures

Information regarding Controls and Procedures is contained on pages 35 and 36 of the Report and is incorporated herein by reference.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information under the heading “Management” set out in the Proxy Statement, dated March 31, 2005, relating to the 2005 Annual Meeting of Stockholders to be held on May 3, 2005 (“the Proxy Statement”) is incorporated herein by reference.

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

Information regarding the composition and the workings of the Audit Committee is included under the headings “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Audit Committee Report” in the Proxy Statement and is incorporated herein by reference.

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

The current limit for the total amount of shares which can be issued or awarded under the Company’s seven share option plans is 3,043,000.

Item 13	Certain Relationships and Related Transactions

The information under the headings “Transactions with Executives, Officers, Directors and Others” and “Certain Other Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is contained in the Audit Committee Report under the heading “Principal Accountant’s Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements

The Consolidated Financial Statements of Octel Corp. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 31, 2005 appearing on pages 39 through 61 of the 2004 Annual Report to Stockholders, are incorporated by reference in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-laws of the Registrant filed herewith.

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)

4.3	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

4.4	Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)

4.5	Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit A). (4)

4.6	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

4.7	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

4.8	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6).

4.9	Amendment to Rights Agreement (10).

10.1	Tax Disaffiliation Agreement between GLCC and the Registrant. (1)

10.2	Corporate Services Transition Agreement between GLCC and the Registrant. (1)

10.3	Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)

10.4	Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)

10.5	Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)

10.6	Ethyl Corporation Market and Sales Agreement. (4)

10.7	Octel Corp. Non Employee Directors Stock Option Plan. (4)

10.8	Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)

10.9	Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)

10.10	Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)

10.11	Octel Corp. Time Restricted Stock Option Plan. (3)

10.12	Octel Corp. Performance Related Stock Option Plan. (3)

10.13	Associated Octel Savings-Related Stock Option Plan. (3)

10.14	Form of Octel Corp. Approved Company Share Option Plan. (8)

10.15	Form of Octel Corp. Profit Sharing Share Scheme. (8)

10.16	Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)

10.17	Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)

10.18	Consultancy Agreement between Octel Corp. and Robert E Bew. (9)

10.19	Employment offer letter from The Associated Octel Company Limited to Ian A Watling. (11)

10.20	Employment offer letter from The Associated Octel Company Limited to Philip J Boon. (11)

10.21	Executive Services agreement, Richard Shone. (13)

10.22	Contract of Employment, Sharon Todd. (13)

10.23	Contract of Employment, Ian McRobbie. (13)

10.24	Contract of Employment, Paul Jennings. (13)

10.25	Contract of Employment, Alexander Dobbie. (13)

10.26	Contract of Employment, Dr. Catherine Hessner. (filed herewith)

10.27	Contract of Employment, Andrew Hartley. (filed herewith)

10.28	$100,000,000 term loan agreement between Octel Corp., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999. (6)

10.29	US$250,000,000 Facilities Agreement dated 29 October 2001 for Octel Corp. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent. (12)

10.30	Amendment and Restatement Agreement, dated 30 January 2004, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto. (14)

10.31	Business and Asset Purchase Agreement, dated November 15, 2004, between Bycosin AB, Håkan Byström and others, and Octel Petroleum Specialties Limited. (16)

10.32	Supply Agreement, dated November 15, 2004, between Bycosin AB and Pesdo Swedcap Holdings AB. (16)

12.1	Statement Regarding Computation of Financial Ratios. (filed herewith)

13.1	2004 Annual Report to Stockholders of Octel Corp. (filed herewith)

13.2	Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)

14	The Octel Corp. Code of Ethics. (15)

21.1	Subsidiaries of the Registrant. (incorporated in the Report filed herewith by reference)

24.1	Powers of Attorney of Directors and Officers of the Registrant. (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.1	Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended. (7)

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-/A.

(2)	Incorporated by reference to the Company’s Form 10-/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 10-Q on November 10, 1998.

(6)	Filed with the Company’s Form 8-K on November 12, 1999.

(7)	Filed with the Company’s Form 8-K/A on January 20, 2000.

(8)	Filed with the Company’s Form 10-K on March 26, 1999.

(9)	Filed with the Company’s Form 10-K on March 27, 2000.

(10)	Filed with the Company’s Form 8-K on July 21, 2000.

(11)	Filed with the Company’s Form 10-K on March 26, 2001.

(12)	Filed with the Company’s Form 10-K on March 25, 2002.

(13)	Filed with the Company’s Form 10-K on March 28, 2003.

(14)	Filed with the Company’s Form 8-K on February 9, 2004.

(15)	Filed with the Company’s Proxy Statement on March 15, 2004.

(16)	Filed with the Company’s Form 8-K on November 19, 2004.

(b)	Reports on Form 8-K

On October 26, 2004 the Company filed a Form 8-K announcing financial results for the three and nine months ended September 30, 2003. The Company also announced in this Form 8-K that the board of directors of Octel Corp. had authorized an additional $15.0 million for the repurchase of Octel’s shares pursuant to its buy-back program.

On November 18, 2004 the Company filed a Form 8-K announcing the appointment of Andrew Hartley as Vice President and General Counsel.

On November 19, 2004 the Company filed a Form 8-K announcing the disposal of certain non-core Petroleum Specialties businesses and certain manufacturing and other assets of its Swedish subsidiary Bycosin AB (now known as Octel Sweden AB).

On December 22, 2004 the Company filed a Form 8-K announcing that it had entered into an agreement to purchase Finetex, Inc. for a consideration of $20.0 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCTEL CORP.	By:	/s/ Dennis J Kerrison
(Registrant)		DENNIS J KERRISON
Date:		President, Chief Executive Officer and
March 31, 2005		Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

March 31, 2005	/s/ Paul W Jennings
Paul W Jennings, Executive Vice President and Chief Financial Officer

March 31, 2005	/s/ Robert E Bew
Dr Robert E Bew, Chairman and Director

March 31, 2005	/s/ Dennis J Kerrison
Dennis J Kerrison, President, Chief Executive Officer and Director

March 31, 2005	/s/ Martin M Hale
Martin M Hale, Director

March 31, 2005	/s/ Samuel A Haubold
Samuel A Haubold, Director

March 31, 2005	/s/ James Puckridge
James Puckridge, Director

March 31, 2005	/s/ Benito Fiore
Dr Benito Fiore, Director

March 31, 2005	/s/ Charles M Hale
Charles M Hale, Director

March 31, 2005	/s/ Hugh GC Aldous
Hugh GC Aldous, Director