Form 10-Q
period 2005-03-31
OCTEL CORP
filed 2005-05-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of April 30, 2005
Common Stock, par value $0.01	12,466,054

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Among the risk factors which could cause actual results to differ materially from expectations are the risks and uncertainties discussed in the annual report on Form 10-K for the year ended December 31, 2004 and those described from time to time in the Company’s other filings with the SEC. These include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, the effects of changing government regulations and economic and market conditions, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL, and business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, successful completion of planned disposals, the impact of changes in senior management, government investigations and material fines or other penalties resulting from its voluntary disclosure to OFAC, and the existence and impact of any deficiencies or material weaknesses or remedial actions taken by the Company in respect of a potential violation of the Code of Ethics by the former Chief Executive Officer which may have resulted in a potential violation of certain laws and regulations by the former Chief Executive Officer and the Company, and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. Should one or more of these risks materialize (or the consequences of such developments worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	March 31 2005 (Unaudited)	December 31 2004
Assets

Current assets
Cash and cash equivalents	$45.6	$33.3
Accounts receivable, less allowance of $3.2 (2004—$4.0)	83.1	84.4
Inventories
Finished goods	60.8	50.4
Work in progress	17.5	14.5
Raw materials	13.3	12.0

Total inventories	91.6	76.9
Prepaid expenses	4.3	5.0

Total current assets	224.6	199.6

Property, plant and equipment	94.9	89.8
Less accumulated depreciation	(19.2)	(18.0)

Net property, plant and equipment	75.7	71.8

Restricted cash (note 9)	4.7	4.8
Goodwill (note 6)	321.5	332.2
Intangible assets (note 7)	52.6	48.6
Deferred finance costs	1.2	1.4
Prepaid pension cost	123.6	122.9
Other assets	9.0	9.3

	$812.9	$790.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	March 31 2005 (Unaudited)	December 31 2004
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$58.4	$49.7
Accrued liabilities	58.5	62.1
Accrued income taxes	14.9	15.4
Current portion of plant closure provisions (note 8)	10.1	10.0
Current portion of long-term debt (note 9)	32.6	30.2
Current portion of deferred income	2.0	2.0

Total current liabilities	176.5	169.4

Plant closure provisions, net of current portion (note 8)	17.3	18.6
Deferred income taxes	46.9	44.4
Deferred income, net of current portion	4.2	4.4
Long-term debt, net of current portion (note 9)	112.6	94.1
Other liabilities	12.1	13.7
Minority interest	0.2	0.2
Stockholders’ equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.2	276.5
Treasury stock (2,335,641 and 2,439,737 shares at cost, respectively)	(29.9)	(31.2)
Retained earnings	211.4	213.8
Accumulated other comprehensive income	(14.7)	(13.4)

Total stockholders’ equity	443.1	445.8

	$812.9	$790.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(millions of dollars except share and per share data)	2005	2004
Net sales	$136.6	$105.5
Cost of goods sold	(85.4)	(61.4)

Gross profit	51.2	44.1
Operating expenses
Selling, general and administrative	(26.8)	(20.7)
Research and development	(3.2)	(2.5)
Restructuring charge	(2.4)	(2.5)
Amortization of intangible assets	(3.2)	(2.4)
Impairment of TEL business goodwill	(14.8)	(3.4)

	(50.4)	(31.5)

Operating income	0.8	12.6
Interest expense (net)	(1.7)	(1.2)
Other income	3.3	2.1

Income before income taxes and minority interest	2.4	13.5
Minority interest	—	(1.0)

Income before income taxes	2.4	12.5
Income taxes	(4.8)	(4.2)

(Loss) / income from continuing operations	(2.4)	8.3
Discontinued operations, net of tax (note 10)	—	(1.1)

Net (loss) / income	$(2.4)	$7.2

(Loss) / earnings per share—net (loss) / income (note 3):
Basic	$(0.19)	$0.59

Diluted	$(0.19)	$0.56

(Loss) / earnings per share—continuing operations (note 3):
Basic	$(0.19)	$0.68

Diluted	$(0.19)	$0.64

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,385	12,176

Diluted	12,385	12,964

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(millions of dollars)	2005	2004
Cash Flows from Operating Activities
Net (loss)/income	$(2.4)	$7.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.9	4.9
Impairment of TEL business goodwill (note 6)	14.8	3.4
Deferred income taxes	(0.1)	0.3
Loss on disposal of business	—	0.4
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	2.8	15.3
Inventories	(12.4)	(3.1)
Accounts payable and accrued liabilities	4.3	(9.6)
Income taxes and other current liabilities	(0.2)	(3.8)
Movement in pension prepayment	(0.7)	(1.8)
Plant closure provisions	(1.0)	(0.6)
Other non-current assets and liabilities	(1.7)	4.6

Net cash provided by operating activities	10.3	17.2

Cash Flows from Investing Activities
Capital expenditures	(1.9)	(0.9)
Business combinations, net of cash acquired and divestments	(21.3)	1.4
Other	(0.1)	(0.1)

Net cash used in investing activities	(23.3)	0.4

Cash Flows from Financing Activities
Receipt of long-term borrowings	51.0	100.0
Repayment of long-term borrowings	(30.0)	(97.5)
Dividends paid	—	(0.7)
Issue of treasury stock	1.0	3.3
Minority interest	—	0.5
Refinancing costs	—	(2.1)

Net cash used in financing activities	22.0	3.5
Effect of exchange rate changes on cash	3.3	0.7

Net change in cash and cash equivalents	12.3	21.8
Cash and cash equivalents at beginning of period	33.3	46.1

Cash and cash equivalents at end of period	$45.6	$67.9

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	$0.1	$276.5	$(31.2)	$213.8	$(13.4)	$445.8
Net income	—	—	—	(2.4)	—	(2.4)
Derivatives (1)	—	—	—	—	0.1	0.1
Net CTA change (2)	—	—	—	—	(1.4)	(1.4)
Treasury stock issue	—	—	1.3	—	—	1.3
Treasury stock redeemed	—	(0.3)	—	—	—	(0.3)

Balance at March 31, 2005	$0.1	$276.2	$(29.9)	$211.4	$(14.7)	$443.1

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
2.	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three months ended March 31:

	Three Months Ended March 31
(millions of dollars)	2005	2004
Net (loss) / income for the period	$(2.4)	$7.2
Changes in cumulative translation adjustment	(1.4)	0.6
Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax	0.1	0.1

Total comprehensive (loss) / income	$(3.7)	$7.9

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

It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on March 31, 2005.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

We have reclassified the 2004 income statement where necessary to disclose separately the prior year results of discontinued operations (note 10).

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At March 31, 2005, we had authorized common stock of 40,000,000 shares (December 31, 2004—40,000,000). Issued shares at March 31, 2005, were 14,777,250 (December 31, 2004—14,777,250) and treasury stock amounted to 2,335,641 shares (December 31, 2004—2,439,737).

Movements in stock options in the first quarter, 2005 were as follows:

Number
Outstanding at January 1, 2005	1,005,278
Grants	218,287
Exercised	(104,096)
Cancelled	(50,194)

Outstanding at March 31, 2005	1,069,275

The weighted average prices of options exercised and cancelled in the quarter were $9.03 and $15.19, respectively. The weighted average exercise price of options granted in the quarter was $10.25. The weighted average fair value of options granted in the quarter was $12.47.

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Three Months Ended March 31
	2005	2004
Net (loss) / income as reported	$(2.4)	$7.2
Compensation, net of tax, included	0.4	0.4
Compensation, net of tax, FAS 123 basis	(0.3)	(0.2)

Pro forma net (loss) / income	$(2.3)	$7.4

(Loss) / earnings per share
Basic	$(0.19)	$0.61

Diluted	$(0.19)	$0.57

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options was calculated using the Black-Scholes model with the following assumptions:

	2005	2004
Dividend yield	0.5%	0.5%
Expected life	4 years	4 years
Volatility	40.77%	38.77%
Risk free interest rate	3.70%	3.43%

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2005	2004
Numerator:
Income from continuing operations	$(2.4)	$8.3
Discontinued operations, net of tax	—	(1.1)

Net income available to common shareholders	$(2.4)	$7.2

Denominator:
Weighted average common shares outstanding	12,385	12,176
Dilutive effect of stock options and awards	—	788

Denominator for diluted earnings per share	12,385	12,964

Net income per share:
Income from continuing operations	$(0.19)	$0.68
Discontinued operations, net of tax	—	(0.09)

Net income available to common shareholders	$(0.19)	$0.59

Net income per share, diluted:
Income from continuing operations	$(0.19)	$0.64
Discontinued operations, net of tax	—	(0.08)

Net income available to common shareholders	$(0.19)	$0.56

In the first quarter, 2005, 1,069,275 options were anti-dilutive and have been excluded from the calculation of the diluted earnings per share (2004—nil).

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic benefit for the three months ended March 31, 2005 were as follows:

	Three Months Ended March 31
	2005	2004
Service cost	$(1.6)	$(1.5)
Interest cost	(10.4)	(9.3)
Expected return on plan assets	11.9	11.8
Amortization of prior service cost	(0.3)	(0.3)

Net periodic (cost) / benefit	$(0.4)	$0.7

The Company expects to make contributions of approximately $4.6 million to its defined benefit pension plan in 2005. As of the three months ended March 31, 2005, contributions of $1.1 million have been made. Further contributions of $3.5 million are expected throughout the remainder of the year.

NOTE 5—SEGMENTAL REPORTING

The Company presently has one dominant industry segment, petroleum additives. The Company has three businesses for management and reporting purposes: TEL, Petroleum Specialties and Performance Chemicals.

This segmentation basis is consistent with the 2004 Annual Report to Shareholders.

The following table presents a summary of the Company’s reportable segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
(millions of dollars)	2005	2004
Net Sales
TEL	$52.3	$53.7
Petroleum Specialties	52.2	42.7
Performance Chemicals	32.1	9.1

Total	$136.6	$105.5

Operating Income
TEL	$21.3	$21.2
Petroleum Specialties	4.3	3.4
Performance Chemicals	2.2	(0.3)
Corporate Costs	(9.8)	(5.8)
Restructuring	(2.4)	(2.5)
Impairment of TEL goodwill	(14.8)	(3.4)

Operating income	$0.8	$12.6

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL

Goodwill comprises the following:

	Three Months Ended March 31
	2005	2004
Gross cost at January 1	$630.3	$647.0
Acquisitions	4.2	—
Impairment of TEL business goodwill	(14.8)	(3.4)
Exchange effect	(0.2)	(0.1)

Gross cost at March 31	619.5	643.5

Amortization at January 1	(298.1)	(298.1)
Exchange effect	0.1	0.1

Amortization at March 31	(298.0)	(298.0)

Net book amount at March 31	$321.5	$345.5

Acquisitions

On January 14, 2005, the Company acquired a 100% interest in Finetex, Inc. (Finetex) for consideration of $20.9 million. The Company purchased 234 common shares which were valued at $17.4 million. The balance of the funds was used to separately acquire the two properties on which the business operates and to pay costs of the acquisition. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets. The results of Finetex have been consolidated since the acquisition date and have been reported in the Performance Chemicals business segment. During this time Finetex has contributed $4.3 million of net sales and $0.2 million to consolidated net income ($0.02 basic earnings per share). Based on a provisional assessment of the fair values of the assets acquired, goodwill of $4.2 million arose.

Impairment of TEL business goodwill

The principal product of the TEL business segment is lead alkyl antiknock compound (TEL) which is used in leaded gasoline. Due to the legislation enacted in the USA and other countries there has been a trend away from the use of leaded gasoline which has resulted in a decline in the demand for TEL in the world market.

The Company expects to recognize an impairment charge in each successive year over the remaining life of the TEL business. The charge is non-cash in nature and has no impact on taxation. A total charge for impairment of $40.7 million was recognized in the income statement. Based on the latest review for the first quarter of 2005, a charge of $14.8 million was recognized for the three months ended March 31, 2005 (2004—$3.4 million).

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INTANGIBLE ASSETS

	Three Months Ended March 31
	2005	2004
Gross cost at January 1	$80.5	$61.3
Acquisitions	7.2	—
Exchange effect	—	—

Gross cost at March 31	87.7	61.3

Amortization at January 1	(31.9)	(20.5)
Charge	(3.2)	(2.5)

Amortization at March 31	(35.1)	(23.0)

Net book amount at March 31	$52.6	$38.3

In the quarter the Company acquired intangible assets valued at $7.1 million in relation to the acquisition of Finetex and $0.1 million related to software. $4.2 million related to the value of the customer relationships and $2.9 million related to the value of the patents. A charge of $2.5 million was recognized in the first quarter of both 2005 and 2004 in relation to the amortization of the Veritel intangible asset. The remaining $0.7 million charge recognized in the first quarter of 2005 relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC, Aroma & Fine Chemicals Limited and Finetex.

NOTE 8—PLANT CLOSURE PROVISIONS

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

Movements in the provisions for the period are set out below:

(millions of dollars)	2005 Severance	2005 Other Restructuring	2005 Remediation	2005 Total	2004 Total
Total at January 1	$6.6	$0.1	$21.9	$28.6	$36.2
Exchange effect	(0.2)	0.1	(0.5)	(0.6)	(0.3)
Charge for the period	0.7	1.7	0.4	2.8	2.9
Expenditure	(0.2)	(1.7)	(1.5)	(3.4)	(3.4)

Total at March 31	6.9	0.2	20.3	27.4	$35.4
Due within one year	(6.9)	(0.2)	(3.0)	(10.1)	(8.7)

Balance at March 31	$—	$—	$17.3	$17.3	$26.7

Amounts due within one year refer to provisions where expenditure is expected to arise within one year after the balance sheet date. Severance charges are recognized in the income statement as restructuring costs. Remediation costs are recognized in cost of goods sold.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance and other restructuring

The costs of restructuring in the first quarter mainly relate to UK costs of severance on the Ellesmere Port manufacturing site ($0.4 million) and the costs of closure of the Adastra business ($2.0 million). This has resulted in the loss of 13 jobs in the UK and a total cost of closure of $2.0 million including write-offs of both inventory and plant ($1.6 million) and severance payments ($0.4 million).

All restructuring amounts provided are expected to crystallize as cash expenditure within one year. The remaining provision at March 31, 2005 relates to amounts payable to 64 current or former UK employees who had contracted to leave the Company by September 30, 2004, 16 employees in the Company’s European sites and 4 employees in the USA.

Remediation

The remediation charge of $0.4 million relates to the accretion expense required following the adoption of FAS 143 on January 1, 2003.

NOTE 9—DEBT

Our principal credit facility was agreed in January 2004 and comprised a term loan of $100 million and an additional revolving credit facility of $50 million. Both of these facilities expire on July 30, 2007. The original term loan was fully drawn down on agreement in January 2004. $30 million of the term loan was repaid on schedule on January 30, 2005, leaving a balance of $70 million as at March 31, 2005. This revolving credit facility was agreed with a syndicate of banks on January 30, 2004 and was amended on August 31, 2004. As a result of this amendment the revolving credit facility increased from $50 million to $110 million. At December 31, 2004 $19 million of the revolving facility was drawn down. A further $51 million of the revolving credit facility has been drawn down in the three months to March 31, 2005 leaving an outstanding balance on this facility of $70 million. This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non US GAAP measure that represents liquidity) and a ratio of net interest expense to EBITA (another non US GAAP measure). Management does not believe the Company will breach these covenants in 2005.

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.7 million) of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

The debt profile at March 31, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2005	$0.2
2006	34.9
2007	110.1

$145.2

Current portion of long-term debt	$(32.6)

Long-term debt, net of current portion	$112.6

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—DISCONTINUED OPERATIONS

On November 15, 2004, the Company disposed of a non-core business, Bycosin Mexico, for consideration of $0.9 million. The loss on disposal was $3.9 million which includes the net income of Bycosin Mexico for 2004 up to the date of disposal of $0.4 million, professional fees of $0.2 million and a tax charge of $0.2 million. The comparative results for the three months ended March 31, 2004, have been restated to include the loss of $0.1 million generated by Bycosin Mexico within discontinued operations.

On March 18, 2004, the Company disposed of its 49% interest in Joss Holdings BV for a cash consideration of $4.2 million. The principal function of this company had been to sell TEL into certain territories and this function has now been taken over by another subsidiary of the Company. A loss after income tax of $1.0 million was recognized on this disposal including a $0.6 million tax charge in the holding company that held the investment. The $4.7 million asset disposed of had previously been shown in other assets on the consolidated balance sheet.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Guarantees

The company and certain of its consolidated subsidiaries were contingently liable at March 31, 2005 for $5.9 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.7 million) of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

Environmental Liabilities

We record environmental liabilities when they are probable and costs can be estimated reasonably. In addition to the remediation provisions at March 31, 2005, which amounted to $20.3 million, we view the costs of vacating our main UK site, which were estimated at $27.8 million at March 31, 2005, as a contingent liability because we have no present intention to exit the site.

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (OWM) on June 23, 2003, the company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of their leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.8 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 23, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the company’s remediation provision.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the company provided certain warranties in respect of the disposal of OWM. The company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($7.0 million).

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

The EPO revoked Infineum’s patent 974 completely. Infineum has appealed to the EPO’s Board of Appeal. Octel, along with three other respondents, BASF, Clariant and Ethyl, will make representations to the Board of Appeal. It is unlikely that the appeal will be heard in 2005.

With regard to Infineum’s patents 155 and 972, all “composition” claims were revoked. Certain “use” claims were permitted. All five parties (Infineum and the respondents, Octel, BASF, Clariant and Ethyl) have appealed. The 972 appeal is scheduled to be heard in August 2005. All four parties (Infineum, Octel, Clariant and Ethyl) have appealed the 155 patent decision. This appeal is unlikely to be heard in 2005.

In addition Octel have opposed the following Infineum patents in the EPO:

i.	European Patent No. 0890631, a patent for an acid based lubricity enhancer containing a detergent. Opposition filed September 2004.

ii.	European Patent No. 0743973, a patent for a lubricity enhancer and polyoxylalkylene compound. Opposition filed on January 21, 2005.

Octel commenced opposition proceedings in the EPO on January 7, 2005, against Rhodia’s patent European Patent No. 1090211. Infineum have opposed Octel’s diesel particulate fuel patent, European Patent No. 1047755.

Bycosin Disposal

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-US subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Petroleum Specialties businesses and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately $2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company has conducted an internal review of such transactions and activities and has disclosed to OFAC the results of such review. Recently, OFAC requested certain limited additional information and we expect to respond in due course. The Company intends to cooperate with OFAC. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

United Color Manufacturing

On April 20, 2004, United Color Manufacturing filed a claim for damages and injunctive relief under the federal Lanham Act and Pennsylvania common law alleging false advertising by Octel Starreon concerning Octel Starreon’s Oil Red B Dyes. Octel Starreon’s management is pursuing and responding to this litigation vigorously, working closely with its legal representation to contest and defend the allegations of the Complaint. Although Octel Starreon views these claims as legally and factually unfounded, the Company has taken affirmative action to limit and cap prospective impact on the Company’s business and monetary exposure, if any. The litigation is in the discovery phase, and there have been no rulings from the Court at this time as to the merits of the claims or defenses.

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC approved a new rule that delays the effective date of FASB Statement no. 123 (R) Share Based Payment. This standard is now effective for public companies for annual periods that begin after June 15, 2005. In the light of this announcement the Company has decided to delay its adoption of this standard until 2006.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three Months Ended March 31, 2005 And 2004

This discussion should be read in conjunction with our unaudited interim consolidated financial Statements and the notes thereto, included elsewhere herein.

FACTORS AFFECTING OUR RESULTS

TEL Goodwill Impairment

At the end of each of the quarters of 2004, the Company performed an impairment test to establish whether the current book value of the goodwill attached to the TEL business could be supported by the anticipated future discounted after-tax cash flows of that business. As the analysis showed that the current book value exceeded the future cash flows, the implied fair value of the goodwill was calculated by deducting the fair value of assets directly associated with the TEL business from the net present value (NPV) of the cash flows. This resulted in an impairment charge of $40.7 million being recognized for the full year. Having repeated the calculation at the end of the first quarter of 2005 the Company has recognized a further charge of $14.8 million for the three months to March 31, 2005. This calculation will be repeated each quarter because our current demand and cash flow forecasts show that impairment will continue gradually over the remaining life of the TEL business. The Company expects to recognize an impairment charge of approximately $60.0 million in 2005 but this will be heavily dependent on the exact timing of cash flows and developments in the demand forecast for TEL.

Acquisition of Finetex, Inc.

On January 14, 2005 the Company completed the acquisition of Finetex, Inc. (Finetex) for total consideration of $20.9 million. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets and is based in New Jersey, USA and North Carolina, USA. The results of Finetex for the period from the date of acquisition to March 31, 2005 are consolidated in the Performance Chemicals business segment. The acquisition was financed by a drawdown of the Revolving Credit Facility.

Resignation of Dennis Kerrison

A special investigation relating to a transaction between the Chief Executive Officer and the Associated Octel Company (South Africa) (Pty) Limited, a wholly owned indirect subsidiary of the Company, by members of the Company’s Audit Committee and the Company’s Corporate Governance and Nominating Committee (the “Special Committee”) was recently completed. As a result of the investigation, the Board of Directors and Mr. Kerrison agreed on Mr. Kerrison’s resignation from the Board and from the positions of Chief Executive Officer and President of the Company effective April 15, 2005. Mr. Kerrison will not seek re-election to the Board of the Company. Mr. Kerrison will however remain available to the Board as an advisor until April 2007.

The terms of Mr. Kerrison’s resignation are governed by an agreement between the Company and Mr. Kerrison dated April 8, 2005 (the Agreement). Under the Agreement, Mr. Kerrison will receive his salary and bonus for the period up to and including December 31, 2005 and thereafter until April 2007 he will receive his salary and a discretionary bonus. Mr. Kerrison will have twelve months from the date of resignation to exercise any options due to him under the Octel Corp. Performance Related Share Option Plan and the Octel Corp. Company Share Option Plan and will receive a proportion of the matching shares under the Co Investment Plan. Mr. Kerrison has no other outstanding options. Mr. Kerrison will serve as an advisor to the Board until 2007, but has resigned from any positions he holds as Chief Executive Officer, President, Board member or trustee of the Company or its affiliates.

Paul Jennings, Executive Vice President and Chief Financial Officer, is currently exercising the administrative and authorization responsibilities of the Chief Executive Officer while a formal search for a new Chief Executive Officer is conducted.

The costs of the special investigation of $0.8 million have been recognized in the financial results of the first quarter. However the costs of the Agreement have not been recognized in the results of the first quarter as it was not signed until April 11, 2005. A cost of approximately $3.9 million will be recognized in the financial results of the second quarter of 2005 for the salary and other emoluments of Mr. Kerrison.

Closure of Octel Exhaust Systems Ltd. (Adastra)

Following a decision made on March 23, 2005 on April 7, 2005 the Company announced the closure of the Octel Exhaust Systems Ltd. (Adastra) business. This business was engaged in manufacturing systems to remove particulate matter from commercial diesel exhausts. Customers of this product had previously been significantly supported by financial grants from the UK government but the recent removal of these grants has made the business economically non-viable in its current form. For a limited period Octel will continue to engage in the supply of the technology via third party franchise arrangements. This arrangement will be reviewed regularly. The closure has resulted in the loss of 13 jobs in the UK and a total cost of closure of $2.0 million including write-offs of both inventory and plant ($1.6 million) and severance payments ($0.4 million).

Market Uncertainty

Recent developments in one of our major markets have indicated that there is a possibility that they may exit the TEL market earlier than had been expected. A senior team is currently visiting the country to better understand and discuss the position.

RESULTS OF OPERATIONS

Consolidated Income:

(millions of dollars except share and per share data)	Three Months Ended March 31
	2005	2004
Net sales	$136.6	$105.5
Cost of goods sold	(85.4)	(61.4)

Gross profit	51.2	44.1
Operating expenses
Selling, general and administrative	(26.8)	(20.7)
Research and development	(3.2)	(2.5)
Restructuring charge	(2.4)	(2.5)
Amortization of intangible assets	(3.2)	(2.4)
Impairment of TEL business goodwill	(14.8)	(3.4)

	(50.4)	(31.5)

Operating income	0.8	12.6
Interest expense (net)	(1.7)	(1.2)
Other income	3.3	2.1

Income before income taxes and minority interest	2.4	13.5
Minority interest	—	(1.0)

Income before income taxes	2.4	12.5
Income taxes	(4.8)	(4.2)

Income from continuing operations	(2.4)	8.3
Discontinued operations, net of tax	—	(1.1)

Net (loss)/income	$(2.4)	$7.2

The 2004 results have been adjusted to reflect the effect of discontinued operations.

Three months to March 31, 2005:

Net sales

For the three months to March 31, 2005 reported sales of $136.6 million are $31.1 million (29.5%) higher than the $105.5 million reported in the equivalent period in 2004. TEL sales declined by $1.4 million (2.6%) when compared to the first quarter of 2004. TEL sales volume was 12% lower than in the first quarter of 2004. Sales to South America and South East Asia were both well below 2004 levels but sales to Africa were only marginally behind volumes in 2004. Sales to the Middle East were considerably ahead of the very low volume sold in the first quarter of 2004. Petroleum Specialties sales were $9.5 million (22.2%) ahead of sales in the first quarter of 2004 after adjusting for the disposal of Bycosin Mexico. $1.8 million (4.2%) of the increase is due to the effect of currency translation rates. Sales from the (Europe, Middle East and Africa) EMEA region were 23% higher than in 2004 due to higher sales of Refinery and Performance products. Sales in the Americas were ahead by 17% due to strong sales of diesel additives. Performance Chemicals sales were $23.0 million (252.7%) ahead of last year. The increase is largely driven by the acquisitions of Leuna Polymer GmbH (Leuna), Aroma & Fine Chemicals Limited (AFC) in 2004 and Finetex, Inc (Finetex) in 2005. These three businesses contributed sales of $23.5 million in the first quarter of 2005 and there are no comparative figures for the first quarter of 2004. In the existing businesses, sales in the UK were boosted by improved pricing on a large detergent contract but in the USA the custom manufacturing business has lost business with several major customers.

Gross profit

In the first quarter the gross profit margin was 37.5% compared to 41.8% in 2004. TEL sales were a smaller proportion of sales (38.3%) than in the first quarter of 2004 (50.9%) and this mix effect depressed the overall gross profit margin as the TEL gross margin at 52.8% is well above the average for the business as a whole. The gross profit margin in TEL was 2% points ahead of the gross profit margin in the first quarter of 2004. The gross profit margin in Petroleum Specialties was adversely affected by increases in raw material prices that the business has not yet been able to pass on to customers and was down from 34.0% to 31.6%. The gross profit margin in Performance Chemicals was down from 25.3% in 2004 to 22.1% in 2005. The gross profit margin on the acquired businesses was 17.8% although, because the acquired companies require less selling, general and administrative expense than the existing businesses they enhance the net profit margin. The improved pricing on the detergent business increased the gross margin on the existing business to 33.7% from 25.3% in 2004.

Selling, general and administrative and research and development expenses

There has been a $6.1 million increase in selling, general and administrative expenses over the first quarter of 2004. The acquired businesses in the Performance Chemicals business segment account for $2.0 million of this increase. The bulk of the remaining increase was in the area of corporate costs which increased by $4.0 million. There was a net pension charge of $0.4 million in the first quarter of 2005 but there was a $0.7 million credit for the equivalent period last year. This change was due in part to having changed the balance of the pension fund investments towards less risky assets which inherently carry a lower expected rate of return. There was also a credit of $0.8 million in corporate costs in 2004 related to other pension charges that did not recur in 2005. The $0.8 million costs of the Special Investigation into the transfer of funds in South Africa have been recognized in the period ended March 31, 2005. The costs of research and development have increased by $0.7 million when compared to the first quarter of 2004. $0.2 million of this increase was due to the acquired businesses. Research and development spending in the UK by the Petroleum Specialties business increased by $0.3 million.

Restructuring charge

The costs of restructuring in the first quarter mainly relate to UK costs of severance on the Ellesmere Port manufacturing site ($0.4 million) and the costs of closure of the Adastra business ($2.0 million). This closure has resulted in the loss of 13 jobs in the UK and a total cost of closure of $2.0 million including write-offs of both inventory and plant ($1.6 million) and severance payments ($0.4 million).

Amortization of intangible assets

$2.5 million of the amortization charge of $3.2 million in the quarter relates to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. Other charges relate to the amortization of intangible assets identified in the acquisition accounting for Octel Starreon, AFC and Finetex, for which there was no corresponding charge in 2004.

Impairment of TEL business goodwill

The Company has recognized a charge of $14.8 million for the impairment of TEL business goodwill in the first quarter of 2005. In the first quarter of 2004 the Company recognized a charge of $3.4 million. However this was the first quarter since the adoption of FAS 142 in which the Company has recognized a charge for impairment of goodwill and the charge was affected by the fact that there had been excess cash flows over the book value of the TEL business goodwill at December 31, 2003. The Company will continue to test the value of TEL goodwill at the end of each quarter and expects to recognize a charge of approximately $45.0 million in the remaining three quarters of 2005. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of TEL, future revenues, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other income

Interest expense in the first quarter was $1.9 million compared to $1.3 million in the first quarter of 2004. The main reason for this is the higher average net debt over the quarter following the acquisitions. Net debt was $94.9 million at the end of the first quarter of 2005 compared to $39.2 million at the end of the first quarter of 2004 due mainly to the cash outflows on the acquisitions in 2004 and early 2005. Interest income in the first quarter was $0.2 million compared to $0.1 million in the first quarter of 2004. Other income consists mainly of exchange gains in the quarter.

Income taxes

The effective rate of tax for the quarter is 200% (2003—33.6%). The increase in the effective tax rate for the first quarter of 2005 compared with the same period of 2004 is due to the fact that the $14.8 million TEL goodwill impairment charge is not an allowable deduction for tax purposes (2003—$3.4 million). Excluding this, the effective tax rate was 27.9% (2004—26.4%) of income before income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the three months ended March 31, 2005 was $10.3 million compared with $17.2 million in the comparable period in 2004. Net income was lower by $9.6 million which was more than accounted for by the non-cash TEL impairment charge of $14.8 million. Non cash depreciation and amortization charges were also higher by $2.0 million due mainly to amortization and depreciation charges in the newly acquired businesses. Working capital showed a $5.3 million outflow compared to a $2.6 million inflow in 2004. The movement in accounts receivable and prepayments shows an inflow of $2.8 million in the three months to March 31, 2005. In the first quarter of 2004 there was a $15.3 million inflow related to the timing of a major TEL payment. Inventory cash flow shows a $12.4 million outflow in the first quarter of 2005. This is due to a build up of TEL inventory due to the deliberate phasing of production in order to build inventory levels and increased inventory held in the USA to support the growth of the US Petroleum Specialties business. Inventory build was only $3.1 million in the equivalent period of 2004.

The $21.3 million outflow on business combinations mainly represents the outlay net of cash acquired to purchase Finetex ($20.9 million). There was a $0.4 million outflow as we increased our stake in one of our other unconsolidated investments. In 2004 there was $1.4 million inflow in the first quarter due to the net of our receipts from the proceeds of sale of our 49% interest in Joss Holdings BV and our investment in a 20% share of Deurex Technologies GmbH.

The issue of treasury stock to holders of options who chose to exercise their options has raised $1.0 million in the year to date compared to $3.3 million in the first three months of 2004. No shares were repurchased by the Company during the period.

The $30.0 million repayment due on our term loan was made on January 30, 2005. On the same date $51.0 million of the revolving credit facility was drawn down. The net $21.0 million drawdown was used to finance the acquisition of the shares of Finetex, Inc., the properties which this business uses and the associated fees. In January 2004 $97.5 million of the previous borrowing facility had been repaid and $100.0 million of the new borrowing facility drawn down.

The debt profile as at March 31, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2005	$0.2
2006	34.9
2007	110.1

$145.2
Current portion of long-term debt	$(32.6)

Long-term debt, net of current portion	$112.6

On April 1, 2005 we paid a dividend of 7 cents per share to shareholders under the semi-annual program announced in 2002.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that we consider the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, impairment of goodwill and intangible assets, pension accounting, restructuring costs and our marketing agreements with Ethyl Corporation. Any adverse variance between actual results and our projections in these areas may impact on results of operations and financial condition.

These policies have been discussed in our 2004 Annual Report and there have been no significant changes since that time.

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

There has been no material change in our exposure to market risk as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4    Controls And Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Acting Chief Executive Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the period covered by this interim report.

On March 17, 2005, the Company announced that it had filed a Form 12b-25 (Notification of Late Filing) in respect of its Annual Report on Form 10-K as a result of the need to complete an investigation of the facts relating to the matter described below (the ‘Transaction’) and to consider the impact of the Transaction on management’s assessment of internal control over financial reporting.

On February 24, 2005, Dennis J. Kerrison, the Chief Executive Officer and President of the Company, arranged to transfer GBP 50,000 (equivalent to approximately ZAR 500,000 and approximately USD 95,000) from his bank account in the United Kingdom to the account of Associated Octel Company (South Africa) (Pty) Limited (‘AOCSA’), a wholly-owned indirect subsidiary of Octel Corp. On the same day on the initiation of Mr. Kerrison, AOCSA made a payment of ZAR 500,000 (equivalent to approximately USD 95,000) for Mr. Kerrison’s personal use. Mr. Kerrison’s UK bank sent the funds to AOCSA’s bank account on February 24, 2005. Those funds were credited to AOCSA’s bank account on February 28, 2005. AOCSA was reimbursed on behalf of Mr. Kerrison for associated costs of approximately ZAR 629 (equivalent to approximately USD 107) on March 3, 2005.

The investigation, which was conducted by an independent counsel retained for this purpose by a special committee, consisting of members of the Audit Committee and the Corporate Governance and Nominating Committee (the ‘Special Committee’), was completed on March 29, 2005. Also on March 29, 2005, the Special Committee reported on the investigation to the Board of Directors of the Company and the Board of Directors adopted the findings of the Special Committee. Based on the findings of the Special Committee, the Board of Directors determined that the Transaction appeared to have violated the Company’s Code of Ethics and that elements of the Transaction may have resulted in a potential violation of certain laws and regulations by the Chief Executive Officer, the Managing Director of AOCSA and the Company. In addition local controls over disbursements at AOCSA were overridden as a result of the Transaction initiated by Mr. Kerrison. Effective controls over compliance with the Company’s Code of Ethics were not maintained. Together, these facts provide evidence of a control deficiency in existence at December 31, 2004. This control deficiency did not result in an adjustment to the Company’s financial statements. However this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Upon completion of the investigation, Octel Corp. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and concluded that a material weakness relating to deficiencies in the maintenance of effective controls over compliance with the Company’s Code of Ethics, described above, existed as of December 31, 2004. As of March 31, 2005 the acting Chief Executive Officer concluded that this material weakness had not yet been remediated and therefore still existed at March 31, 2005. Based upon the evaluation of disclosure controls and procedures and the material weakness described above, the Company’s Acting Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. This conclusion is consistent with the Company’s conclusion with regard to its internal control over financial reporting as of March 31, 2005.

On April 12, 2005, the Company announced the resignation of Mr. Kerrison as President and Chief Executive Officer of the Company effective from April 15, 2005. The Managing Director of AOCSA has been disciplined appropriately for his involvement in the Transaction.

The Company is planning a remediation program that will involve training all staff in the Code of Ethics, stressing the unacceptability of override of internal controls by management, and the establishment of a register of directors’ and officers’ interests and procedures in respect of actual or potential conflicts. Procedures for the consultation of the Company’s General Counsel in unusual transactions will be instigated.

However, as the material weakness was limited to the area described above, management believes that the financial statements included in this Interim Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

PART II    OTHER INFORMATION

ITEM 1    Legal Proceedings

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

The EPO revoked Infineum’s patent 974 completely. Infineum has appealed to the EPO’s Board of Appeal. Octel, along with three other respondents, BASF, Clariant and Ethyl, will make representations to the Board of Appeal. It is unlikely that the appeal will be heard in 2005.

With regard to Infineum’s patents 155 and 972, all “composition” claims were revoked. Certain “use” claims were permitted. All five parties (Infineum and the respondents, Octel, BASF, Clariant and Ethyl) have appealed. The 972 appeal is scheduled to be heard in August 2005. All four parties (Infineum, Octel, Clariant and Ethyl) have appealed the 155 patent decision. This appeal is unlikely to be heard in 2005.

In addition Octel have opposed the following Infineum patents in the EPO:

iii.	European Patent No. 0890631, a patent for an acid based lubricity enhancer containing a detergent. Opposition filed September 2004.

iv.	European Patent No. 0743973, a patent for a lubricity enhancer and polyoxylalkylene compound. Opposition filed on January 21, 2005.

Octel commenced opposition proceedings in the EPO on January 7, 2005, against Rhodia’s patent European Patent No. 1090211. Infineum have opposed Octel’s diesel particulate fuel patent, European Patent No. 1047755.

Bycosin Disposal

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-US subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Petroleum Specialties businesses and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non- US subsidiaries of the Seller. The Company has completed an internal review of such transactions and activities and has disclosed to OFAC the results of such review. Recently, OFAC requested certain limited additional information and we expect to respond in due course. The Company intends to cooperate with OFAC. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

United Color Manufacturing

On April 20, 2004, United Color Manufacturing filed a claim for damages and injunctive relief under the federal Lanham Act and Pennsylvania common law alleging false advertising by Octel Starreon concerning Octel Starreon’s Oil Red B Dyes. Octel Starreon’s management is pursuing and responding to this litigation vigorously, working closely with its legal representation to contest and defend the allegations of the complaint. Although Octel Starreon views these claims as legally and factually unfounded, the Company has taken affirmative action to limit and cap prospective impact on the Company’s business and monetary exposure, if any. The litigation is in the discovery phase, and there have been no rulings from the Court at this time as to the merits of the claims or defenses.

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

ITEM 2    Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the third quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	—	—	—	$15.7 million
February 1—February 28	—	—	—	$15.7 million
March 1—March 31	—	—	—	$15.7 million
Total	—	—	—	$15.7 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. The shares repurchased are held as treasury shares and the buy-back program has no expiration date.

On October 25, 2004 the Company announced that the board of directors of Octel Corp. had authorized an additional $15.0 million to repurchase Octel’s shares pursuant to its buy back program. The total amount approved to date in relation to share buy backs is $21.4 million.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3    Defaults Upon Senior Securities

None.

ITEM 4    Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5    Market For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol—OTL). As of April 30, 2005 there were approximately 1,806 registered holders of the common stock.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company announced the payment of a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004. A further dividend of 6 cents per share was paid to shareholders on October 1, 2004. A dividend of 7 cents per share was paid to shareholders of record on February 18, 2005 on April 1, 2005.

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

ITEM 6    Exhibits And Reports On Form 8-K

(a) Exhibits

31.1 and 32.1 Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was furnished on January 13, 2005 relating to the appointment of Mr Hugh Aldous as a Director and a member of the Audit Committee.

A report on Form 8-K was furnished on January 18, 2005 related to the completion of the acquisition of Finetex, Inc. for a consideration of approximately $20.0 million.

A report on Form 8-K was furnished on February 8, 2005 relating to the press release announcing the 2004 annual results. The Company also announced that the Board of Directors had approved the payment of a dividend of 7 cents per share to shareholders of record of the common stock of the corporation on February 18, 2005. The dividend will be payable on April 1, 2005.

A report on Form 8-K was furnished on March 31, 2005 relating to the completion of a special investigation by members of the Audit Committee and the Corporate Governance and Nominating Committee into a transaction involving the Chief Executive Officer, Mr. Kerrison.

A report on Form 8-K was furnished on April 12, 2005 relating to the resignation of Mr. Kerrison as President and Chief Executive Officer of Octel Corp. and the terms thereof.

A report on Form 8-K was furnished on April 26, 2005 relating to the first quarter results press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	By	/s/ PAUL W. JENNINGS
Paul W. Jennings Acting Chief Executive Officer, Executive Vice President and Chief Financial Officer