Form 10-Q
period 2005-06-30
OCTEL CORP
filed 2005-08-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of July 29, 2005
Common Stock, par value $0.01	12,421,503

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Among the risk factors which could cause actual results to differ materially from expectations are the risks and uncertainties discussed in the annual report on Form 10-K for the year ended December 31, 2004 and those described from time to time in the Company’s other filings with the SEC. These include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, the effects of changing government regulations and economic and market conditions, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL, and business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, successful completion of planned disposals, the impact of changes in senior management, government investigations and inquiries and material fines or other penalties resulting from the Company’s voluntary disclosure to OFAC or its discussions with the Federal Trade Commission, the existence and impact of any deficiencies or material weaknesses or remedial actions taken by the Company in respect of a potential violation of the Code of Ethics by the former Chief Executive Officer which may have resulted in a potential violation of certain laws and regulations by the former Chief Executive Officer and the Company, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the impact on the Company if it were not able to conclude successful negotiations with its banks for financing arrangements more aligned to the Company as a specialty chemicals company. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. Should one or more of these risks materialize (or the consequences of such developments worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	June 30 2005 (Unaudited)	December 31 2004
Assets

Current assets
Cash and cash equivalents	$28.0	$33.3
Restricted cash (note 9)	2.3	—
Accounts receivable, less allowance of $3.0 (2004—$4.0)	72.4	84.4
Inventories
Finished goods	70.1	50.4
Work in progress	13.5	14.5
Raw materials	12.9	12.0

Total inventories	96.5	76.9
Prepaid expenses	8.4	5.0

Total current assets	207.6	199.6

Property, plant and equipment	93.0	89.8
Less accumulated depreciation	(20.9)	(18.0)

Net property, plant and equipment	72.1	71.8

Restricted cash (note 9)	2.2	4.8
Goodwill (note 6)	219.2	332.2
Intangible assets (note 7)	49.5	48.6
Deferred finance costs	0.8	1.4
Prepaid pension cost	118.6	122.9
Other assets	8.2	9.3

	$678.2	$790.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	June 30 2005 (Unaudited)	December 31 2004
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$47.1	$49.7
Accrued liabilities	52.5	62.1
Accrued income taxes	1.0	15.4
Current portion of plant closure provisions (note 8)	10.3	10.0
Current portion of long-term debt (note 9)	32.5	30.2
Current portion of deferred income	2.0	2.0

Total current liabilities	145.4	169.4

Plant closure provisions, net of current portion (note 8)	20.8	18.6
Deferred income taxes	45.2	44.4
Deferred income, net of current portion	3.7	4.4
Long-term debt, net of current portion (note 9)	112.4	94.1
Other liabilities	16.8	13.7
Minority interest	0.2	0.2
Stockholders’ equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.2	276.5
Treasury stock (2,410,560 and 2,439,737 shares at cost, respectively)	(31.2)	(31.2)
Retained earnings	105.7	213.8
Accumulated other comprehensive income	(17.1)	(13.4)

Total stockholders’ equity	333.7	445.8

	$678.2	$790.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars except share and per share data)	2005	2004	2005	2004
Net sales	$129.1	$120.4	$265.7	$225.9
Cost of goods sold	(82.4)	(63.1)	(167.8)	(124.5)

Gross profit	46.7	57.3	97.9	101.4
Operating expenses
Selling, general and administrative	(25.7)	(22.3)	(52.5)	(43.0)
Research and development	(3.1)	(2.5)	(6.3)	(5.0)
Restructuring charge	(12.1)	(1.8)	(14.5)	(4.3)
Amortization of intangible assets	(3.1)	(2.6)	(6.3)	(5.0)
Impairment of TEL business goodwill (note 6)	(101.9)	(16.0)	(116.7)	(19.4)

	(145.9)	(45.2)	(196.3)	(76.7)

Operating (loss) / income	(99.2)	12.1	(98.4)	24.7
Interest expense (net)	(1.9)	(1.3)	(3.6)	(2.5)
Other (expense) / income	(3.0)	1.6	0.3	3.7

(Loss) / income before income taxes and minority interest	(104.1)	12.4	(101.7)	25.9
Minority interest	—	(0.9)	—	(1.9)

(Loss) / income before income taxes	(104.1)	11.5	(101.7)	24.0
Income taxes	(0.7)	(8.6)	(5.5)	(12.8)

(Loss) / income from continuing operations	(104.8)	2.9	(107.2)	11.2
Discontinued operations, net of tax (note 10)	—	0.3	—	(0.8)

Net (loss) / income	$(104.8)	$3.2	$(107.2)	$10.4

(Loss) / earnings per share—net income (note 3):
Basic	$(8.46)	$0.26	$(8.65)	$0.85

Diluted	$(8.46)	$0.25	$(8.65)	$0.80

(Loss) / earnings per share—continuing operations (note 3):
Basic	$(8.46)	$0.23	$(8.65)	$0.91

Diluted	$(8.46)	$0.22	$(8.65)	$0.86

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,389	12,405	12,387	12,291

Diluted	12,389	13,053	12,387	13,008

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(millions of dollars)	2005	2004
Cash Flows from Operating Activities
Net (loss)/income	$(107.2)	$10.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.7	10.9
Impairment of TEL business goodwill (note 6)	116.7	19.4
Deferred income taxes	(1.8)	0.4
Profit on disposal of property, plant and equipment	—	(0.2)
Loss on disposal of business	—	0.4
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	8.1	5.2
Inventories	(17.9)	1.0
Accounts payable and accrued liabilities	(10.6)	(13.0)
Income taxes and other current liabilities	(14.3)	5.7
Movement in pension prepayment	4.3	(3.5)
Plant closure provisions	1.9	(1.0)
Other non-current liabilities	2.7	0.7
Other	0.8	—

Net cash (used in) / provided by operating activities	(3.6)	36.4

Cash Flows from Investing Activities
Capital expenditures	(5.1)	(2.1)
Business combinations, net of cash acquired and divestments	(21.8)	(4.2)
Other	—	0.2

Net cash used in investing activities	(26.9)	(6.1)

Cash Flows from Financing Activities
Receipt of long-term borrowings	50.9	100.0
Repayment of long-term borrowings	(30.0)	(97.9)
Dividends paid	(0.9)	(0.7)
Issue of treasury stock	1.1	4.7
Repurchase of common stock	(1.5)	(1.5)
Minority interest	0.1	0.1
Refinancing costs	—	(2.4)

Net cash provided by financing activities	19.7	2.3
Effect of exchange rate changes on cash	5.5	(0.4)

Net change in cash and cash equivalents	(5.3)	32.2
Cash and cash equivalents at beginning of period	33.3	46.1

Cash and cash equivalents at end of period	$28.0	$78.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	$0.1	$276.5	$(31.2)	$213.8	$(13.4)	$445.8
Net loss	—	—	—	(107.2)	—	(107.2)
Dividend	—	—	—	(0.9)	—	(0.9)
Derivatives (1)	—	—	—	—	0.1	0.1
Net CTA change (2)	—	—	—	—	(3.8)	(3.8)
Treasury stock issue	—	—	1.5	—	—	1.5
Treasury stock redeemed	—	(0.3)	(1.5)	—	—	(1.8)

Balance at June 30, 2005	$0.1	$276.2	$(31.2)	$105.7	$(17.1)	$333.7

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
2.	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2005	2004	2005	2004
Net (loss) / income for the period	$(104.8)	$3.2	$(107.2)	$10.4
Changes in cumulative translation adjustment	(2.4)	(1.8)	(3.8)	(1.2)
Changes in unrealized exchange gains on derivative instruments, net of tax	—	0.3	0.1	0.4

Total comprehensive (loss) / income	$(107.2)	$1.7	$(110.9)	$9.6

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

We have reclassified amounts in the 2004 income statement where necessary to disclose separately the prior year results of discontinued operations (note 10). Additionally, certain research and development activities which were previously included within corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2004 comparatives reflect this change.

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At June 30, 2005, we had authorized common stock of 40,000,000 shares (December 31, 2004—40,000,000). Issued shares at June 30, 2005, were 14,777,250 (December 31, 2004—14,777,250) and treasury stock amounted to 2,410,560 shares (December 31, 2004—2,439,737).

Movements in stock options in the three and the six months ended June 30, 2005, were as follows:

	Number		Number
Outstanding at April 1, 2005	1,069,275	Outstanding at January 1, 2005	1,005,278
Grants	8,000	Grants	226,287
Exercised	(9,081)	Exercised	(113,177)
Cancelled	(1,682)	Cancelled	(51,876)

Outstanding at June 30, 2005	1,066,512	Outstanding at June 30, 2005	1,066,512

The weighted average exercise prices of options exercised and cancelled in the quarter were $13.31 and $0.00, respectively. The exercise price of all options granted in the quarter was $0.00. The weighted average fair value of options granted in the quarter was $16.56.

In the six months to June 30, 2005, the weighted average exercise prices of options exercised and cancelled were $8.74 and $4.47, respectively. The weighted average exercise price of options granted in the six month period was $9.56. The weighted average fair value of the options granted was $10.06.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect on net income and earnings per share had we recorded compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net (loss) / income as reported	$(104.8)	$3.2	$(107.2)	$10.4
Compensation, net of tax, included	0.2	0.1	0.6	0.5
Compensation, net of tax, FAS 123 basis	(0.7)	(0.2)	(1.0)	(0.4)

Pro forma net (loss) / income	$(105.3)	$3.1	$(107.6)	$10.5

(Loss) / earnings per share
Basic	$(8.50)	$0.25	$(8.69)	$0.85

Diluted	$(8.50)	$0.24	$(8.69)	$0.81

Most options granted by the Company are dependent upon internally focused factors such as the financial performance of the Company’s reporting units. The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2005	2004
Dividend yield	0.5%	0.5%
Expected life	4 years	4 years
Volatility	41.96%	38.77%
Risk free interest rate	3.70%	3.43%

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$(104.8)	$2.9	$(107.2)	$11.2
Discontinued operations, net of tax	—	0.3	—	(0.8)

Net income available to common shareholders	$(104.8)	$3.2	$(107.2)	$10.4

Denominator:
Weighted average common shares outstanding	12,389	12,405	12,387	12,291
Dilutive effect of stock options and awards	—	648	—	717

Denominator for diluted earnings per share	12,389	13,053	12,387	13,008

Net income per share:
Income from continuing operations	$(8.46)	$0.23	$(8.65)	$0.91
Discontinued operations, net of tax	—	0.03	—	(0.06)

Net income available to common shareholders	$(8.46)	$0.26	$(8.65)	$0.85

Net income per share, diluted:
Income from continuing operations	$(8.46)	$0.22	$(8.65)	$0.86
Discontinued operations, net of tax	—	0.03	—	(0.06)

Net income available to common shareholders	$(8.46)	$0.25	$(8.65)	$0.80

The weighted average number of share options that were anti-dilutive in the three and six months ended June 30, 2005, were 1,067,894 and 1,035,895 respectively. There were no anti-dilutive share options in the three and six months ended June 30, 2004.

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic benefit for the three and the six months ended June 30, 2005 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost	$(1.6)	$(1.5)	$(3.2)	$(3.0)
Curtailment cost	(5.7)	—	(5.7)	—
Interest cost	(10.3)	(9.1)	(20.7)	(18.4)
Expected return on plan assets	11.7	11.5	23.6	23.3
Amortization of prior service cost	(0.3)	(0.3)	(0.6)	(0.6)

Net periodic (cost) / benefit	$(6.2)	$0.6	$(6.6)	$1.3

The Company expects to make ordinary contributions of approximately $4.6 million to its defined benefit pension plan in 2005. As of the six months ended June 30, 2005, contributions of $2.3 million have been made. Further ordinary contributions of $2.4 million are expected throughout the remainder of the year.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to restructuring activities which took place during the second quarter of 2005, and in previous periods, it is expected that approximately 65 employees who are members of the contributory defined benefit pension plan will be leaving the Company during the second half of 2005. In the second quarter of 2005 the Company recognized a curtailment event due to the increased pension liabilities and shorter contribution periods of these members. It is currently estimated that the cost of these additional liabilities will result in the Company making an additional cash contribution of approximately $5.7 million to the pension plan. This curtailment charge has been recognized in restructuring costs.

NOTE 5—SEGMENTAL REPORTING

The Company has three businesses for management and reporting purposes: TEL, Petroleum Specialties and Performance Chemicals.

This segmentation basis is consistent with the 2004 Annual Report to Shareholders.

The following table presents a summary of the Company’s reportable segments for the three and the six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2005	2004	2005	2004
Net Sales
TEL	$52.0	$74.8	$104.3	$128.5
Petroleum Specialties	46.1	37.2	98.3	79.9
Performance Chemicals	31.0	8.4	63.1	17.5

Total	$129.1	$120.4	$265.7	$225.9

Gross profit
TEL	$26.8	$42.1	$54.4	$69.4
Petroleum Specialties	14.7	12.9	31.2	27.4
Performance Chemicals	5.2	2.3	12.3	4.6

Total	$46.7	$57.3	$97.9	$101.4

Operating Income
TEL	$20.3	$35.5	$41.6	$56.7
Petroleum Specialties	2.5	2.2	6.8	5.6
Performance Chemicals	(0.4)	0.2	1.8	(0.3)
Corporate Costs	(7.6)	(8.0)	(17.4)	(13.6)
Restructuring	(12.1)	(1.8)	(14.5)	(4.3)
Impairment of TEL goodwill	(101.9)	(16.0)	(116.7)	(19.4)

Operating (loss) / income	$(99.2)	$12.1	$(98.4)	$24.7

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain research and development activities which were previously included within corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2004 comparatives reflect this change.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments for the 3 and 6 months ended June 30, 2005 & 2004:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2005	2004	2005	2004
Depreciation
TEL	$0.7	$0.9	$1.4	$1.5
Petroleum Specialties	0.6	0.5	1.1	1.3
Performance Chemicals	1.3	0.3	2.6	0.5
Corporate	0.9	1.2	1.8	2.0

Total	$3.5	$2.9	$6.9	$5.3

Amortization
TEL	$2.5	$2.6	$5.0	$5.0
Petroleum Specialties	0.3	—	0.6	—
Performance Chemicals	0.3	—	0.7	—
Corporate	—	—	—	—

Total	$3.1	$2.6	$6.3	$5.0

NOTE 6—GOODWILL

Goodwill comprises the following:

	Six Months Ended June 30
	2005	2004
Gross cost at January 1	$630.3	$647.0
Acquisitions	4.1	—
Impairment of TEL business goodwill	(116.7)	(19.4)
Exchange effect	(0.4)	—

Gross cost at June 30	517.3	627.6

Amortization at January 1 and June 30	(298.1)	(298.1)

Net book amount at June 30	$219.2	$329.5

Acquisitions

On January 14, 2005, the Company acquired a 100% interest in Finetex, Inc. (Finetex) for consideration of $20.9 million. The Company purchased 234 common shares which were valued at $17.4 million. The balance of the funds was used to separately acquire the two properties on which the business operates and to pay costs of the acquisition. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets. The results of Finetex have been consolidated since the acquisition date and have been reported in the Performance Chemicals business segment. During this time Finetex has contributed $8.5 million of net sales and a loss of $0.5 million to the consolidated net loss ($0.04 loss per basic share).

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the completion of a review of the likely remediation cost of the manufacturing sites acquired with Finetex, the provisional estimate of goodwill has been reduced by $0.1 million to $4.1 million.

Following the completion of similar reviews in the quarter at Aroma & Fine Chemicals Limited (AFC) and Leuna Polymer GmbH (Leuna) which were acquired in 2004, the following adjustments to the acquisition balance sheets were made:

	AFC	Leuna	Total
Property, plant and equipment	$0.3	$0.4	$0.7
Intangible assets	0.1	—	0.1

Total assets	0.4	0.4	0.8
Plant closure provisions	0.4	0.4	0.8

Change in net assets	$—	$—	$—

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

On May 24, 2005, the Company issued a Form 8-K announcing that there was a possibility that a major customer might exit the TEL market earlier than expected. The historical sales to this customer were $63.6 million and $50.6 million in 2004 and 2003, respectively. Since that date, the Company has received confirmation that this customer has indeed permanently left the TEL market for motor gasoline and the Company is now planning and acting accordingly. As a result the Company has recognized a significantly larger than anticipated charge ($101.9 million) in the quarter for the impairment of TEL goodwill (2004—$19.4 million). This charge predominantly reflects the reduction in the anticipated discounted cash flows that had previously been assumed in the Company’s model that supported the valuation of TEL business goodwill at the end of the first quarter 2005 as a result of the loss of this major customer.

NOTE 7—INTANGIBLE ASSETS

	Six Months Ended June 30
	2005	2004
Gross cost at January 1	$80.5	$61.3
Acquisitions	7.2	—
Exchange effect	(0.1)	—

Gross cost at June 30	87.6	61.3

Amortization at January 1	(31.9)	(20.5)
Charge	(6.3)	(5.0)
Exchange effect	0.1	—

Amortization at June 30	(38.1)	(25.5)

Net book amount at June 30	$49.5	$35.8

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter, 2005, the Company acquired intangible assets valued at $7.1 million in relation to the acquisition of Finetex. $4.2 million related to the value of the customer relationships and $2.9 million related to the value of the patents. The adjustment to the acquisition balance sheet of Aroma & Fine Chemicals Limited, which was acquired in 2004, resulted in an increase of $0.1 million (see note 6).

A charge of $5.0 million was recognized in the first half of both 2005 and 2004 in relation to the amortization of the Veritel intangible asset. The remaining $1.3 million charge recognized in the first half of 2005 relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC, Aroma & Fine Chemicals Limited and Finetex, Inc.

NOTE 8—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Octel’s TEL manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) as demand for TEL continues to diminish. The restructuring provision also includes provisions for the costs of reducing Petroleum Specialties and Performance Chemicals production, selling and administrative costs. Costs related to the restructuring program are analyzed separately.

Movements in the provisions for the period are set out below:

(millions of dollars)	2005 Severance	2005 Other Restructuring	2005 Remediation	2005 Total	Q2 YTD 2004 Total
Total at January 1	$6.6	$0.1	$21.9	$28.6	$36.2
Charge for the period	6.6	2.2	0.9	9.7	5.0
Acquisitions	—	—	0.9	0.9	—
Expenditure	(3.0)	(2.2)	(2.0)	(7.2)	(6.1)
Exchange effect	(0.6)	—	(0.3)	(0.9)	(0.1)

Total at June 30	9.6	0.1	21.4	31.1	$35.0
Due within one year	(7.1)	(0.1)	(3.1)	(10.3)	(9.0)

Balance at June 30	$2.5	—	$18.3	$20.8	$26.0

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs. Remediation costs are recognized in cost of goods sold. The $5.7 million cost of the pension curtailment event has been recognized through the restructuring costs line of the income statement in the second quarter, 2005.

Severance

A charge of $3.2 million was recognized in the second quarter relating to salary and other emoluments to be paid to the previous CEO pursuant to an agreement governing the terms of the previous CEO’s resignation dated April 8, 2005 (the “Kerrison Agreement”). A further $0.8 million was recognized in respect of severance payments to other senior UK employees. A charge of $1.1 million has been recognized as a result of the announcement of the closure of the Fuel Technology Centre at Bletchley, UK. The remaining charge in the quarter of $0.7 million relates to the ongoing costs of severance at the Ellesmere Port site.

In the first quarter a charge of $0.4 million was recognized in relation to the closure of the Adastra business, with the remaining $0.3 million in relation to the ongoing costs of severance at the Ellesmere Port site.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is expected that $2.5 million of the salary and other emoluments to be paid to the previous CEO pursuant to the Kerrison Agreement will be paid after more than one year, while the remainder is due within one year.

Other restructuring

A charge of $1.6 million was recognized in the first quarter relating to the closure of the Adastra business. The remaining $0.6 million relates to ongoing demolition work at the Ellesmere Port site which was not included in the remediation provision because of its discretionary nature.

Remediation

The remediation charge of $0.9 million relates to the accretion expense required following the adoption of FAS 143 on January 1, 2003.

Following the completion of reviews of the likely remediation cost of the recently acquired businesses, Leuna Polymer GmbH, Aroma & Fine Chemicals Limited and Finetex, Inc., the Company has increased the remediation provision by $0.9 million. As this represents a change to the provisional purchase price allocation, there was no charge to the income statement.

NOTE 9—DEBT

Our principal credit facility was agreed in January 2004 and comprised a term loan of $100 million and an additional revolving credit facility of $50 million. Both of these facilities expire on July 30, 2007. The original term loan was fully drawn down on agreement in January 2004. $30 million of the term loan was repaid on schedule on January 30, 2005, leaving a balance of $70 million at June 30, 2005.

The revolving credit facility was agreed with a syndicate of banks on January 30, 2004, and was amended on August 31, 2004. As a result of this amendment the revolving credit facility increased from $50 million to $110 million. At December 31, 2004, $19 million of the revolving facility had been drawn down. A further $51 million of the revolving credit facility was drawn down in the first quarter, 2005, leaving an outstanding balance on this facility of $40 million at June 30, 2005. A further $20 million was drawn down on July 6, 2005.

This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non US GAAP measure that represents liquidity) and a ratio of net interest expense to EBITA (another non US GAAP measure).

As disclosed in the Form 8-K filed with the SEC on May 24, 2005, the loss of the major TEL customer required the Company to review its current and projected operational flexibility and liquidity. The Company has also reviewed its financial projections in light of the reduced revenue forecasts and the various actions to restructure the cost base. At June 30, 2005 the Company had $140 million of debt outstanding under its senior credit facility agreement and was in compliance with all financial covenants therein as of June 30, 2005. The Company does not expect that the loss will cause it to fail to maintain its financial covenants in 2005. The current financial covenant arrangements, which are currently in place until mid 2007, do not expressly provide that the loss of a major customer is a Material Adverse Event, as defined in the senior credit facility agreement. However the possibility exists that the Majority Lenders could take that position. In the event the Majority Lenders (as defined in the senior credit facility agreement) were to take that position, it would constitute an Event of Default (as defined in the senior credit facility agreement), and, among other things, all amounts outstanding under the senior credit facility agreement would be immediately due and payable, which would have a material adverse effect on the Company’s liquidity and financial condition. Consequently the Company has initiated discussions

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with its senior lenders to review the bank debt repayment schedule and covenants to appropriately establish financing arrangements which are aligned to Octel as a Specialty Chemicals company. These discussions are expected to be finalized during the third quarter of 2005. At the date of this report the Company has not received any notification that the senior lenders consider this customer loss to be a Material Adverse Event or an Event of Default.

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.5 million) of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

The debt profile at June 30, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2005	$0.2
2006	34.7
2007	110.0

$144.9
Current portion of long-term debt	$(32.5)

Long-term debt, net of current portion	$112.4

NOTE 10—DISCONTINUED OPERATIONS

On November 15, 2004, the Company disposed of a non-core business, Bycosin Mexico, for consideration of $0.9 million. The loss on disposal was $3.9 million which includes the net income of Bycosin Mexico for 2004 up to the date of disposal of $0.4 million, professional fees of $0.2 million and a tax charge of $0.2 million. The comparative results for the six months ended June 30, 2004, have been restated to include the net income of $0.2 million generated by Bycosin Mexico within discontinued operations.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Guarantees

The company and certain of its consolidated subsidiaries were contingently liable at June 30, 2005, for $8.2 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the company. The delayed scale down of TEL production has reduced the liability.

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.5 million) of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

Following the loss of the major customer and the corresponding reduction in demand for raw materials for the TEL business, management has recognized a provision for $2.0 million in the second quarter of 2005 relating to a take or pay contract for a TEL raw material.

Environmental Liabilities

We record environmental liabilities when they are probable and costs can be estimated reasonably. In addition to the remediation provisions at June 30, 2005, which amounted to $21.4 million, we view the costs of vacating our main UK site, which were estimated at $25.6 million at June 30, 2005, as a contingent liability because we have no present intention to exit the site.

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (OWM) on June 23, 2003, the company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of their leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.6 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 23, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the company’s remediation provision.

In addition, the company provided certain warranties in respect of the disposal of OWM. The company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($6.6 million).

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

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition Octel has opposed the following Infineum patents in the EPO:

i.	European Patent No. 0890631, a patent for an acid based lubricity enhancer containing a detergent. Opposition filed September 2004.

ii.	European Patent No. 0743973, a patent for a lubricity enhancer and polyoxylalkylene compound. Opposition filed on January 21, 2005.

Octel commenced opposition proceedings in the EPO on January 7, 2005, against Rhodia’s patent European Patent No. 1090211. Infineum has opposed Octel’s diesel particulate fuel patent, European Patent No. 1047755.

Bycosin Disposal

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-US subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Bycosin Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Bycosin Transaction”). The Bycosin Agreement provided for, among other things: (i) the disposal of certain non-core Petroleum Specialties businesses and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately $2.9 million.

Following completion of the Bycosin Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company conducted an internal review of such transactions and activities and in March, 2005, disclosed to OFAC the preliminary results of such review. OFAC thereafter requested certain additional information relating to the Bycosin disclosure and in May, 2005, the Company provided OFAC with such additional information. During the course of an internal review, the Company received additional details relating to the previously disclosed Bycosin business and information concerning a series of unrelated transactions involving the sale of TEL to a Cuban entity that appears to have ended more than three years ago. The Company informed OFAC of its receipt of this additional information in June, 2005 and expects to disclose further information regarding such matters to OFAC in due course. The Company intends to continue to cooperate with OFAC. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United Color Manufacturing

On April 20, 2004, United Color Manufacturing filed a claim for damages and injunctive relief under the federal Lanham Act and Pennsylvania common law alleging false advertising by Octel Starreon concerning Octel Starreon’s Oil Red B Dyes. This claim was vigorously resisted by the management of Octel Starreon. This dispute has now been fully settled by the two parties and the cost of $0.5 million is fully reflected in the current financial statements.

Federal Trade Commission Matter

Octel is engaged in discussions with the Federal Trade Commission (FTC) regarding its compliance with a 1999 consent decree relating to certain aspects of the TEL business. The Company does not consider that these aspects have an adverse effect on competition in the market. However the FTC could, among other things, if it considered that Octel has not fully complied with the consent decree begin proceedings against the Company. At the date of this report the Company has not received any notification that the FTC are considering any action against the Company.

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC approved a new rule that delays the effective date of FASB Statement no. 123 (R) Share Based Payment. This standard is now effective for public companies for annual periods that begin after June 15, 2005. In the light of this announcement the Company has decided to delay its adoption of this standard until 2006.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And Six Months Ended June 30, 2005 And 2004

This discussion should be read in conjunction with our unaudited interim consolidated financial Statements and the notes thereto, included elsewhere herein.

FACTORS AFFECTING OUR RESULTS

TEL Market Developments and Goodwill Impairment

On May 24, 2005, the Company issued a Form 8-K announcing that there was a possibility that a major customer might exit the TEL market earlier than expected. The historical sales to this customer were $63.6 million and $50.6 million in 2004 and 2003 respectively. Since that date the Company has received confirmation that this customer has indeed permanently left the TEL market for motor gasoline and the Company is now planning and acting accordingly. As a result, the Company has recognized a significantly larger than anticipated charge ($101.9 million) in the quarter for the impairment of TEL goodwill. This predominantly reflects the reduction in the anticipated discounted cash flows that had previously been assumed in the Company’s model that supported the value of TEL business goodwill at the end of the first quarter 2005 as a result of the loss of this major customer.

The Company also indicated that the loss of this major customer would require restructuring of the cost base and a review of manufacturing capacity. The Company has since announced the relocation of its Head Office activities to the UK manufacturing site at Ellesmere Port as well as a number of high level personnel charges designed to streamline the corporate cost base. Petroleum Specialties has also announced the centralisation of research and technology activity at the Ellesmere Port site. The TEL business has scaled back TEL production effective June 2005 in order to deal with the reduction in demand.

As disclosed in the Form 8-K filed with the SEC on May 24, 2005, the loss of the major TEL customer required the Company to review its current and projected operational flexibility and liquidity. The Company has also reviewed its financial projections in light of the reduced revenue forecasts and the various actions to restructure the cost base. At June 30, 2005 the Company had $140 million of debt outstanding under its senior credit facility agreement and was in compliance with all financial covenants therein as of June 30, 2005. The Company does not expect that the loss will cause it to fail to maintain its financial covenants in 2005. The current financial covenant arrangements, which are currently in place until mid 2007, do not expressly provide that the loss of a major customer is a Material Adverse Event, as defined in the senior credit facility agreement. However the possibility exists that the Majority Lenders could take that position. In the event the Majority Lenders (as defined in the senior credit facility agreement) were to take that position, it would constitute an Event of Default (as defined in the senior credit facility agreement), and, among other things, all amounts outstanding under the senior credit facility agreement would be immediately due and payable, which would have a material adverse effect on the Company’s liquidity and financial condition. Consequently the Company has initiated discussions with its senior lenders to review the bank debt repayment schedule and covenants to appropriately establish financing arrangements which are aligned to Octel as a Specialty Chemicals company. These discussions are expected to be finalized during the third quarter of 2005. At the date of this report the Company has not received any notification that the senior lenders consider this customer loss to be a Material Adverse Event or an Event of Default.

Acquisition of Finetex, Inc.

On January 14, 2005 the Company completed the acquisition of Finetex, Inc. (Finetex) for total consideration of $20.9 million. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets and is based in New Jersey, USA and North Carolina, USA. The results of Finetex for the period from the date of acquisition to June 30, 2005 are consolidated in the Performance Chemicals business segment. The acquisition was financed by a drawdown of the Revolving Credit Facility.

Resignation of Dennis Kerrison as President and Chief Executive Officer

A special investigation relating to a transaction between the Chief Executive Officer and the Associated Octel Company (South Africa) (Pty) Limited, a wholly owned indirect subsidiary of the Company, by members of the Company’s Audit Committee and the Company’s Corporate Governance and Nominating Committee (the “Special Committee”) was completed in March 2005. As a result of the investigation, the Board of Directors and Mr. Kerrison agreed on Mr. Kerrison’s resignation from the Board and from the positions of Chief Executive Officer and President of the Company effective April 15, 2005. Mr. Kerrison will not seek re-election to the Board of the Company. Mr. Kerrison will however remain available to the Board as an advisor until April 2007.

The terms of Mr. Kerrison’s resignation are governed by an agreement between the Company and Mr. Kerrison dated April 8, 2005 (the “Agreement”). Under the Agreement, Mr. Kerrison will receive his salary and bonus for the period up to and including December 31, 2005, and thereafter until April 2007 he will receive his salary and a discretionary bonus. Mr. Kerrison will have 12 months from the date of resignation to exercize any options due to him under the Octel Corp. Performance Related Share Option Plan and the Octel Corp. Company Share Option Plan and will receive a proportion of the matching shares under the Co Investment Plan. Mr. Kerrison has no other outstanding options. Mr. Kerrison will serve as an advisor to the Board until 2007, but has resigned from any positions he holds as Chief Executive Officer, President, Board member or trustee of the Company or its affiliates.

The costs of the special investigation of $0.8 million have been recognized in the financial results of the first quarter. The costs of the Agreement have been recognized in the results of the second quarter as it was signed on April 11, 2005. A cost of a $3.2 million has been recognized in the restructuring line item of the financial results of the second quarter of 2005 for the salary and other emoluments of Mr. Kerrison.

Paul W. Jennings, who at the time was Executive Vice President and Chief Financial Officer, took over the administrative and authorization responsibilities of the Chief Executive Officer while a formal search for a new Chief Executive Officer was conducted.

Appointment of Paul W. Jennings as President and Chief Executive Officer

On June 23, 2005 the Company announced that Paul W Jennings had been permanently appointed as President and Chief Executive Officer with immediate effect.

Appointment of James F. Lawler as Vice President and Chief Financial Officer

On August 1, 2005 the Board of Octel Corp. appointed James F Lawler as Executive Vice President and Chief Financial Officer with immediate effect.

Closure of Octel Exhaust Systems Ltd. (Adastra)

On April 7, 2005 the Company announced the closure of the Octel Exhaust Systems Ltd. (“Adastra”) business. This business was engaged in manufacturing systems to remove particulate matter from commercial diesel exhausts. Customers of this product had previously been significantly supported by financial grants from the UK government but the recent removal of these grants has made the business economically non-viable in its current form. For a limited period Octel will continue to engage in the supply of the technology via third party franchise arrangements. This arrangement will be reviewed regularly. The closure has resulted in the loss of 13 employees in the UK and a total cost of closure of $2.0 million including write-offs of both inventory and plant ($1.6 million) and severance payments ($0.4 million).

RESULTS OF OPERATIONS

Consolidated Income:

(millions of dollars except share and per share data)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$129.1	$120.4	$265.7	$225.9
Cost of goods sold	(82.4)	(63.1)	(167.8)	(124.5)

Gross profit	46.7	57.3	97.9	101.4
Operating expenses
Selling, general and administrative	(25.7)	(22.3)	(52.5)	(43.0)
Research and development	(3.1)	(2.5)	(6.3)	(5.0)
Restructuring charge	(12.1)	(1.8)	(14.5)	(4.3)
Amortization of intangible assets	(3.1)	(2.6)	(6.3)	(5.0)
Impairment of TEL business goodwill	(101.9)	(16.0)	(116.7)	(19.4)

	(145.9)	(45.2)	(196.3)	(76.7)

Operating (loss) / income	(99.2)	12.1	(98.4)	24.7
Interest expense (net)	(1.9)	(1.3)	(3.6)	(2.5)
Other (expense) / income	(3.0)	1.6	0.3	3.7

(Loss) / income before income taxes and minority interest	(104.1)	12.4	(101.7)	25.9
Minority interest	—	(0.9)	—	(1.9)

(Loss) / income before income taxes	(104.1)	11.5	(101.7)	24.0
Income taxes	(0.7)	(8.6)	(5.5)	(12.8)

(Loss) / income from continuing operations	(104.8)	2.9	(107.2)	11.2
Discontinued operations, net of tax	—	0.3	—	(0.8)

Net (loss) / income	$(104.8)	$3.2	$(107.2)	$10.4

The 2004 results have been adjusted to reflect the effect of discontinued operations.

Three months to June 30, 2005:

Net sales

For the three months to June 30, 2005 reported sales of $129.1 million are $8.7 million (7.2%) higher than the $120.4 million reported in the equivalent period in 2004. TEL sales declined by $22.8 million (30.5%) when compared to the second quarter of 2004. TEL sales volume was down 38.4% compared to the second quarter of 2004. Sales to the Americas were 82.3% lower than in the equivalent period in 2004 and sales to Africa were 39% lower. Sales to South East Asia were down 29% compared to the second quarter of 2004 but sales to the Middle East were 72.5% higher. Petroleum Specialties sales were 23.9% above sales in the second quarter of 2004. Sales from Octel Starreon were strongly ahead of sales in the equivalent period in 2004 and sales in Europe were also ahead. The newly acquired subsidiaries (AFC, Leuna and Finetex) contributed $21.3 million of the $22.6 million (269.0%) increase in the sales of Performance Chemicals over sales in the second quarter of 2004.

Gross profit

In the second quarter the gross profit margin for the Company was 36.2% compared to 47.6% in 2004. Higher margin TEL sales were a smaller proportion of total sales than in the second quarter of 2004 (40.3% down from 62.1%) and this mix effect considerably depressed the overall gross profit margin. The gross profit margin in TEL at 51.5% was 4.8% points lower than the gross margin in the second quarter 2004. In the second quarter 2004 a $2.3 million provision related to a take or pay contract for materials was released following a review of the likely material requirements. However the recent loss of a major customer has forced a review of this contract and as a result a provision of $2.0 million has been recognized in the second quarter, 2005. This provision represents 3.8% of gross margin in 2005 and the release in 2004 represented 3.1% of gross margin. In Petroleum Specialties the gross margin at 31.9% was 2.8% points lower then the gross margin in the second quarter, 2004. The gross margin has been impacted by the rapid growth in sales of relatively lower margin cetane number improvers in the USA and the loss of manufacturing margin as a result of the Bycosin disposal in 2004. The gross margin in Performance Chemicals was 16.8% in the second quarter, 2005. This is 10.6 percentage points lower then the gross margin in the same period in 2004. The new acquisitions have a lower gross margin than the previously existing businesses in this business unit although they also have lower selling, general and administrative costs and thus they have diluted the gross margin while being accretive at the net income line.

Selling, general and administrative expenses

There has been a $3.4 million increase in selling, general and administrative expenses over the second quarter of 2004. At $7.6 million corporate costs were $0.4 million lower than in the second quarter of 2004 and are $2.2 million lower than in the first quarter of 2005. The corporate costs line item includes a net pension charge of $0.5 million in the second quarter of 2005 but in the second quarter of 2004 there was a credit of $0.6 million. Corporate costs are showing the benefit of recent action to reduce senior headcount. TEL selling, general and administrative costs are unchanged over the second quarter of 2004. Petroleum Specialties costs are 13% ahead of the second quarter 2004 but 4.6% of this increase reflects the settlement of the United Color dispute in the USA. In Performance Chemicals the new acquisitions account for almost all of the increase in selling, general and administrative costs when compared to the second quarter of 2004.

Restructuring charge

The Company incurred restructuring costs of $12.1 million in the second quarter. $5.7 million of this represents charges recognized under FAS 88 as a curtailment event has occurred. More than 10% of the active members of the UK defined benefit plan are leaving as a result of restructuring activities in 2005 and as a result the increased liability to the UK plan has been recognized. A charge of $3.2 million has been recognized in the second quarter relating to the costs of salary and other emoluments paid to the previous Chief Executive Officer (as more fully described above in “Resignation of Dennis Kerrison as President and Chief Executive Officer”). A charge of $1.1 million has been recognized as a result of the announcement of the closure of the Fuel Technology Centre at Bletchley, UK. The research and technology activities currently carried out at this site will be relocated to the main UK manufacturing site at Ellesmere Port, UK. A charge of $0.8 million was recognized in respect of severance payments to senior UK employees. Other charges relate to the costs of site clearance in the UK ($0.7 million) and other UK site rationalization ($0.6 million). The equivalent charge in the second quarter of 2004 was $1.8 million.

Amortization of intangible assets

The amortization charge was $3.1 million in the second quarter. This is $0.5 million higher than the charge recognized in the second quarter of 2004. In both periods a charge of $2.5 million in the quarter related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining $0.5 million relates to the amortization of intangible assets recognized in 2005 in the acquisition accounting for the recent acquisitions.

Impairment of TEL business goodwill

The Company has recognized a charge of $101.9 million for the impairment of TEL business goodwill in the second quarter of 2005. The loss of the major customer was the principal reason for this unexpectedly high charge and reflects the loss of the anticipated future cashflows that had previously been assumed in the model that supported the value of TEL business goodwill at the end of the first quarter of 2005. The charge in the second quarter of 2004 was $16.0 million.

The Company will continue to test the value of TEL business goodwill at the end of each quarter and expects to recognize a charge of approximately $135 million for the 12 months ending December 31, 2005, if actual cashflows equate to the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of TEL, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other (expense)/income

At $1.9 million the net interest expense is $0.6 million higher than in the second period of 2004. This is principally because of the higher level of net debt in the second quarter of 2005 when compared to the second quarter of 2004 following the acquisition outflows in the second half of 2004 and early 2005. In the second quarter of 2005 interest expense was $2.1 million and interest income was $0.2 million. In the second quarter of 2004 interest expense was $1.5 million and interest income was $0.2 million. Other income consists mainly of exchange losses in the quarter.

Income taxes

Although the Company made a loss before income taxes in the quarter the Company recognized a tax charge of $0.7 million in the quarter. This primarily reflects the geographic disposition of profits between territories. The TEL business goodwill impairment charge of $101.9 million in the quarter is not an allowable deduction for the purposes of calculating income taxes.

Six months to June 30, 2005:

Net sales

For the six months to June 30, 2005 reported sales of $265.7 million are $39.8 million (17.6%) higher than the $225.9 million reported in the equivalent period in 2004. TEL sales volumes are 19.5% below the volumes for the six months to June 30, 2004 and TEL sales value is down by 18.9%. Sales to the Middle East are up by 275% but sales to all other major regions have declined. When compared to the six months to June 30, 2004 sales volumes to the Americas are down 70.5%, sales volumes to South East Asia are down 33.8% and sales volumes to Africa are down 25.5%. Petroleum Specialties sales are 23% above sales in the first half of 2004. Sales from the Americas region continue to grow. The newly acquired subsidiaries (AFC, Leuna and Finetex) contributed $44.8 million of the $45.6 million additional sales in Performance Chemicals in the six month period. The relative strength of the euro and sterling when compared to 2004 levels inflated the sales from the European businesses.

Gross profit

In the six months to June 30 the gross profit margin was 36.8% compared to 44.9% in 2004. A reduction in the proportion of TEL in total sales from 56.9% of the total to 39.3% has depressed the overall gross profit margin. The gross profit margin in the TEL business was 52.2% for the six months to June 30, 2005, down from 54.0% for first six months of 2004. The margin in TEL was impacted in the six months to date by recognition of a $2.0 million (1.9% of gross margin) provision against a take or pay contract that has directly resulted from the loss of the major customer. In the equivalent period in 2004 a previous provision for this contract of $3.2 million (2.5% of gross margin) had been released as TEL volume forecasts at the time indicated that we had no further requirement for that provision. The gross profit margin in the Petroleum Specialties business has been impacted by the rapid growth of lower margin sales, including cetane number improvers and the loss of manufacturing margin following the Bycosin disposal in 2004. The gross margin in the Performance Chemicals business has declined from 26.3% in the six months to June 30, 2004 to 19.5% in the equivalent period in 2005. The gross profit margins of the newly acquired businesses are lower than the previous average. However the selling, general and administrative expenses of the newly acquired businesses are a lower proportion of sales on average than that in the existing Performance Chemicals businesses thus enhancing the operating income margin.

Selling, general and administrative expenses

There has been a significant increase ($9.5 million or 22.1%) in selling, general and administrative expenses over the first six months of 2005 when compared to the equivalent period in 2004. The acquired businesses incurred $4.5 million of selling general and administrative costs in the first six months of 2005 and none of these businesses were included in the results for the first six months of 2004 due to the respective dates of acquisition. Of this increase $3.8 million is recorded in the corporate cost line item. Included within the corporate costs line item there was a net pension charge of $0.9 million for the first six months of 2005 compared to a net pension credit of $1.3 million in the equivalent period last year. This movement was due in part to having changed the balance of the pension fund assets towards less risky assets which inherently carry a lower expected rate of return. There was also a credit of $0.8 million in corporate costs in 2004 related to other pension charges that did not recur in 2005. The $0.8 million costs of the special investigation into the transfer of funds in South Africa by the former CEO (as more fully described above in “Resignation of Dennis Kerrison as President and Chief Executive Officer”) were recognized in the first quarter of 2005. The relative strength of the euro and sterling continue to have an adverse translation effect on our predominantly non-US dollar cost base. The increase in the selling, general and administrative costs includes legal fees and the final cost of settlement with United Color Manufacturing. Central research and development costs previously classified as corporate costs have been reclassified as Performance Chemicals costs in all periods as this business is the main beneficiary of this work. Overall the costs of research and development of $6.3 million are $1.3 million above the costs for the equivalent period of 2004. $0.5 million of this relates to costs incurred by the newly acquired businesses.

Restructuring charge

The Company incurred restructuring costs of $14.5 million in the first half of 2005. $2.0 million was recognized in the first quarter related to the costs of closure of the Adastra business. This business had been engaged in manufacturing systems to remove diesel particulate matter from commercial diesel exhausts. This closure resulted in the loss of 13 jobs in the UK and a total closure cost of $2.0 million including write-offs of both inventory and plant ($1.6 million) and severance payments ($0.4 million). $5.7 million of this represents charges recognized under FAS 88 as a curtailment event has occurred. More than 10% of the active members of the UK defined benefit plan are leaving as a result of restructuring activities in 2005 and as a result the increased liability to the UK plan has been recognized. A charge of $3.2 million has been recognized in the second quarter relating to the costs of salary and other emoluments paid to the previous Chief Executive Officer (as more fully described above in “Resignation of Dennis Kerrison as President and Chief Executive Officer”). A charge of $1.1 million has been recognized as a result of the announcement of the closure of the Fuel Technology Centre at Bletchley, UK. The research and technology activities currently carried out at this site will be relocated to the main UK manufacturing site at Ellesmere Port, UK. A charge of $0.8 million was recognized in respect of severance payments to senior UK employees. Other charges relate to the costs of site clearance in the UK ($0.8 million) and other UK site rationalization ($0.9 million). The equivalent charge in the second quarter of 2004 was $4.3 million.

Amortization of intangible assets

The amortization charge was $6.3 million in the first six months of 2005. This is $1.3 million higher than the charge recognized for the equivalent period in 2004. In both periods a charge of $5.0 million in the quarter related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining $1.3 million relates to the amortization of intangible assets recognized in the acquisition accounting in 2005 for the recent acquisitions.

Impairment of TEL business goodwill

The Company has recognized a charge of $116.7 million for the impairment of TEL business goodwill in the first six months of 2005. The loss of the major customer was the principal reason for this unexpectedly high charge and reflects the loss of the anticipated future cashflows that had previously been assumed in the model that supported the value of TEL business goodwill at the end of the first quarter of 2005. The charge in the first six months of 2004 was $19.4 million. However in the first quarter of 2004 the charge was affected by the fact that there had been excess cash flows over the book value of TEL business goodwill at December 31, 2003.

The remaining balance of TEL business goodwill is now $111.7 million. The Company will continue to test the value of TEL business goodwill at the end of each quarter and expects to recognize a charge of approximately $135 million for the 12 months ending December 31, 2005. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of TEL, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other (expense)/income

Net interest expense in the first six months of 2005 was $3.6 million compared to $2.5 million in the equivalent period of 2004. The main reason for this increase is the higher average net debt over the quarter following the acquisitions. Net debt was $112.4 million at June 30, 2005, compared to $28.4 million at June 30, 2004 due mainly to the cash outflows on the acquisitions in 2004 and early 2005. Interest expense was $4.0 million in the six months to June 30, 2005, and interest income was $0.4 million. Interest expense was $2.8 million in the six months to June 30, 2004, and interest income was $0.3 million. Other income consists mainly of exchange gains in the six months to June 30, 2005.

Income taxes

The effective rate of tax for the first six months of 2005 was (5.4%) compared to an effective tax rate of 55.2% including discontinued operations and minority interest. The change in the effective tax rate and the reason why the Company is paying taxes on a loss making operation is that the charge for impairment of TEL business goodwill is not an allowable deduction for tax purposes. Excluding the impairment charge the effective rate is 36.7%. The comparative effective tax rate against net income excluding impairment of TEL business goodwill was 30.0% in the six months to June 30, 2004.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the six months ended June 30, 2005 was an outflow of $3.6 million compared with an inflow of $36.4 million in the comparable period in 2004. Net income was lower by $117.6 million mainly as a result of the non-cash TEL impairment charge of $116.7 million compared to $19.4 million in 2004, the higher restructuring costs of $14.5 million compared to $4.3 million in 2004 and the $11.8 million decline in SBU operating income. Higher corporate costs and net interest income also contributed to the decline but the income tax charge was $7.3 million lower. A large tax payment in the second quarter relating to tax charges from prior periods and the low current charge for taxation resulted in a significant reduction in the accrual for income taxes and other liabilities of $14.3 million compared to a $5.7 million increase in this accrual in the six months to June 2004. Of the $20.4 million increase in working capital $17.9 million is due to an increase of inventory. Of this $12.9 million relates to a build up of TEL inventory in the six months to June 30, 2005. This was partly due to the unexpected inability to ship TEL to the major customer that has exited the TEL market. Inventory also increased in support of sales growth in the Petroleum Specialties and the Performance Chemicals businesses. The movement in accounts receivable is positive and refers to the collection of TEL receivables. There has been a reduction of $10.6 million in accounts payable and accruals since December 31, 2004. The reduction in the pension prepayment is mainly due to the charge of $5.7 million relating to higher liabilities arising from restructuring that has not yet had a cash effect through funding of the defined benefit plan. The high levels of restructuring expense recognized late in the second quarter has resulted in an increase in the remediation and restructuring provision of $1.9 million.

The $21.8 million outflow on business combinations mainly represents the outlay net of cash acquired to purchase Finetex ($20.9 million). There was a $0.9 million outflow as we increased our stake in one of our other unconsolidated investments. In the first six months of 2004 there was a $4.2 million outflow. This comprised the $5.1 million outlay net of cash acquired to acquire control of Leuna Polymer GmbH, the $2.6 million outlay to acquire a 20% stake in Deurex Microtechnologies GmbH, $0.7 million spent in increasing our stake in our unconsolidated investments less $4.2 million received from the sale of our 50% interest in Joss Holdings BV.

As disclosed in the Form 8-K filed with the SEC on May 24, 2005, the loss of the major TEL customer required the Company to review its current and projected operational flexibility and liquidity. The Company has also reviewed its financial projections in light of the reduced revenue forecasts and the various actions to restructure the cost base. At June 30, 2005 the Company had $140 million of debt outstanding under its senior credit facility agreement and was in compliance with all financial covenants therein as of June 30, 2005. The Company does not expect that the loss will cause it to fail to maintain its financial covenants in 2005. The current financial covenant arrangements, which are currently in place until mid 2007, do not expressly provide that the loss of a major customer is a Material Adverse Event, as defined in the senior credit facility agreement. However the possibility exists that the Majority Lenders could take that position. In the event the Majority Lenders (as defined in the senior credit facility agreement) were to take that position, it would constitute an Event of Default (as defined in the senior credit facility agreement), and, among other things, all amounts outstanding under the senior credit facility agreement would be immediately due and payable, which would have a material adverse effect on the Company’s liquidity and financial condition. Consequently the Company has initiated discussions with its senior lenders to review the bank debt repayment schedule and covenants to appropriately establish financing arrangements which are aligned to Octel as a Specialty Chemicals company. These discussions are expected to be finalized during the third quarter of 2005. At the date of this report the Company has not received any notification that the senior lenders consider this customer loss to be a Material Adverse Event or an Event of Default.

The issue of Treasury stock to holders of options who chose to exercize their options has raised $1.1 million in the year to date. $1.5 million has been spent on the repurchase of 84,000 shares at an average price of $17.81.

The $30.0 million repayment due on our term loan was made on January 30, 2005. On the same date $51.0 million of the revolving credit facility was drawn down. The net $21.0 million drawdown was used to finance the acquisition of the shares of Finetex. Inc., the properties which this business uses and the associated fees. In January 2004, $97.5 million of the previous borrowing facility had been repaid and $100.0 million of the new borrowing facility drawn down.

The debt profile as at June 30, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2005	$0.2
2006	34.7
2007	110.0

$144.9
Current portion of long-term debt	$(32.5)

Long-term debt, net of current portion	$112.4

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

ITEM 3    Quantitative And Qualitative Disclosures About Market Risk

We operate manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. We sell a range of TEL and Specialty Chemicals to customers around the world. We use floating rate debt to finance these global operations. Consequently, we are subject to business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. We believe that our political and economic risks are mitigated by the stability of the countries in which our largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

On March 17, 2005, the Company announced that it had filed a Form 12b-25 (Notification of Late Filing) in respect of its Annual Report on Form 10-K as a result of the need to complete an investigation of the facts relating to the matter described below (the “Kerrison Transaction”) and to consider the impact of the Kerrison Transaction on management’s assessment of internal control over financial reporting.

On February 24, 2005, Dennis J. Kerrison, then Chief Executive Officer and President of the Company, arranged to transfer GBP 50,000 (equivalent to approximately ZAR 500,000 and approximately USD 95,000) from his bank account in the United Kingdom to the account of Associated Octel Company (South Africa) (Pty) Limited (“AOCSA”), a wholly-owned indirect subsidiary of Octel Corp. On the same day on the initiation of Mr. Kerrison, AOCSA made a payment of ZAR 500,000 (equivalent to approximately USD 95,000) for Mr. Kerrison’s personal use. Mr. Kerrison’s UK bank sent the funds to AOCSA’s bank account on February 24, 2005. Those funds were credited to AOCSA’s bank account on February 28, 2005. AOCSA was reimbursed on behalf of Mr. Kerrison for associated costs of approximately ZAR 629 (equivalent to approximately USD 107) on March 3, 2005.

The investigation, which was conducted by an independent counsel retained for this purpose by a special committee, consisting of members of the Audit Committee and the Corporate Governance and Nominating Committee (the “Special Committee”), was completed on March 29, 2005. Also on March 29, 2005, the Special Committee reported on the investigation to the Board of Directors of the Company and the Board of Directors

adopted the findings of the Special Committee. Based on the findings of the Special Committee, the Board of Directors determined that the Kerrison Transaction appeared to have violated the Company’s Code of Ethics and that elements of the Kerrison Transaction may have resulted in a potential violation of certain laws and regulations by the Chief Executive Officer, the Managing Director of AOCSA and the Company. In addition local controls over disbursements at AOCSA were overridden as a result of the Kerrison Transaction initiated by Mr. Kerrison. Effective controls over compliance with the Company’s Code of Ethics were not maintained. Together, these facts provide evidence of a control deficiency in existence at December 31, 2004. This control deficiency did not result in an adjustment to the Company’s financial statements. However this control deficiency could have resulted in a material misstatement to annual or interim financial statements that would not be prevented or detected.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Upon completion of the investigation, Octel Corp. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and concluded that a material weakness relating to deficiencies in the maintenance of effective controls over compliance with the Company’s Code of Ethics and the overriding of local controls at AOCSA, described above, existed as of December 31, 2004.

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

Pursuant to an informal request made on May 19, 2005 by the Securities and Exchange Commission’s Division of Enforcement the Company met with the staff of the Division of Enforcement in June, 2005 on an informal and voluntary basis to discuss the circumstances surrounding the filing of the Company’s Form 12b-25 on March 17, 2005 and the transactions described therein, including the investigation carried out by a Special Committee of the Board of Directors in respect of certain transactions initiated by Mr. Dennis Kerrison, the Company’s former CEO, as more fully described in “Resignation of Dennis Kerrison as President and CEO” herein. The SEC has not requested any further meetings or information from the Company.

The Company has planned a remediation program that will involve training all staff in the Code of Ethics, stressing the unacceptability of override of internal controls by management, and the establishment of a register of directors’ and officers’ interests and procedures in respect of actual or potential conflicts. Procedures for the consultation of the Company’s General Counsel in unusual transactions will be instigated. The remediation program has commenced and a number of senior functional and business managers have been trained in the Code of Ethics with a view to them training their own staff. This program is expected to be completed by the end of the third quarter of 2005.

As of June 30, 2005, the current Chief Executive Officer concluded that this material weakness had not yet been fully remediated and therefore still existed at June 30, 2005. Based upon the evaluation of disclosure controls and procedures and the material weakness described above, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. This conclusion is consistent with the Company’s conclusion with regard to its internal control over financial reporting as of June 30, 2005.

Except as otherwise discussed herein, there were no changes to our internal control over financial reporting that occurred during the second quarter, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bycosin Disposal

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-US subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Bycosin Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Bycosin Transaction”). The Bycosin Agreement provided for, among other things: (i) the disposal of certain non-core Petroleum Specialties businesses and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Bycosin Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company conducted an internal review of such transactions and activities and in March, 2005 disclosed to OFAC the preliminary results of such review. OFAC thereafter requested certain additional information relating to the Bycosin disclosure and in May, 2005 the Company provided OFAC with such additional information. During the course of an internal review, the Company received additional details relating to the previously disclosed Bycosin business and information concerning a series of unrelated transactions involving the sale of TEL to a Cuban entity that appears to have ended more than three years ago. The Company informed OFAC of its receipt of this additional information in June, 2005 and expects to disclose further information regarding such matters to OFAC in due course. The Company intends to continue to cooperate with OFAC. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

United Color Manufacturing

On April 20, 2004, United Color Manufacturing filed a claim for damages and injunctive relief under the federal Lanham Act and Pennsylvania common law alleging false advertising by Octel Starreon concerning Octel Starreon’s Oil Red B Dyes. This claim was vigorously resisted by the management of Octel Starreon. This dispute has now been fully settled by the two parties and the cost is fully reflected in the current financial statements.

Federal Trade Commission Matter

Octel is engaged in discussions with the Federal Trade Commission (FTC) regarding its compliance with a 1999 consent decree relating to certain aspects of the TEL business. The Company does not consider that these aspects have an adverse effect on competition in the market. However the FTC could, among other things, if it considered that Octel has not fully complied with the consent decree begin proceedings against the Company. At the date of this report the Company has not received any notification that the FTC are considering any action against the Company.

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

ITEM 2    Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers within the second quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	31,600	16.89	31,600	$15.2 million
May 1—May 31	52,400	18.37	52,400	$14.2 million
June 1—June 30	—	—	—	$14.2 million
Total	84,000	—	84,000	$14.2 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. The shares repurchased are held as treasury shares and the buy-back program has no expiration date.

On October 25, 2004 the Company announced that the board of directors of Octel Corp. had authorized an additional $15.0 million to repurchase Octel’s shares pursuant to its buy-back program. The total amount approved to date in relation to share buy-backs is $21.4 million.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3    Defaults Upon Senior Securities

None.

ITEM 4    Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5    Market For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol—OTL). As of July 29, 2005 there were approximately 1,786 registered holders of the common stock.

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

The refinancing facility agreed on January 30, 2004 allows a maximum dividend of $1.5 million per annum plus 15% annual growth from 2005 provided that no default has occurred or would result from such payment. The Company may repurchase its own shares provided that this will not affect compliance with the financial covenants in the facility.

ITEM 6    Exhibits And Reports On Form 8-K

(a) Exhibits

31.1, 31.2, 32.1 and 32.2 Certifications pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was furnished on April 12, 2005 relating to the resignation of Mr. Kerrison as President and Chief Executive Officer of Octel Corp. and the terms thereof.

A report on Form 8-K was furnished on April 26, 2005 relating to the first quarter results press release.

A report on Form 8-K was furnished on May 24, 2005, relating to the potential exit of a major customer from the TEL market earlier than expected.

A report on Form 8-K was furnished on June 23, 2005, relating to the appointment of Paul W. Jennings as President and Chief Executive of the Company.

A report on Form 8-K was furnished on July 25, 2005, relating to the second quarter results press release.

A report on Form 8-K was furnished on August 4, 2005, relating to the appointment of James F. Lawler as Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	By	/s/ PAUL W. JENNINGS
Paul W. Jennings President and Chief Executive Officer

Date: August 4, 2005	By	/s/ JAMES F. LAWLER
James F. Lawler Executive Vice President and Chief Financial Officer