Form 10-Q
period 2005-09-30
OCTEL CORP
filed 2005-11-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 1-13879

OCTEL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 17
Ellesmere Port,
Cheshire,
United Kingdom	CH65 4HF
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of October 31, 2005
Common Stock, par value $0.01	12,407,415

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Generally, the words “believe”, “expect”, “intend”, “estimate”, “project”, “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales or earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on such forward-looking statements since such statements speak only as of the date when made. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Among the risk factors which could cause actual results to differ materially from expectations are the risks and uncertainties discussed in the annual report on Form 10-K for the year ended December 31, 2004 and those described from time to time in the Company’s other filings with the SEC. These include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, the effects of changing government regulations and economic and market conditions, competition from other manufacturers and changes in the demand for our products, including the rate of decline in demand for TEL, and business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, successful completion of planned disposals, the impact of changes in senior management, government investigations and inquiries and material fines or other penalties resulting from the Company’s voluntary disclosures to OFAC or the Federal Trade Commission, the existence and impact of any deficiencies or material weaknesses or remedial actions taken by the Company in respect of a potential violation of the Code of Ethics by the former Chief Executive Officer which may have resulted in a potential violation of certain laws and regulations by the former Chief Executive Officer and the Company, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the impact on the Company if it were not able to conclude successful negotiations with its senior lenders for new financing arrangements more aligned to the Company’s requirements as a specialty chemicals company. In addition, increases in the cost of product, changes in the market in general and significant changes in new product introduction could result in actual results varying from expectations. Should one or more of these risks materialize (or the consequences of such developments worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	September 30 2005 (Unaudited)	December 31 2004
Assets

Current assets
Cash and cash equivalents	$64.6	$33.3
Restricted cash (note 9)	4.4	—
Accounts receivable, less allowance of $2.8 (2004—$4.0)	75.7	84.4
Inventories
Finished goods	62.3	50.4
Work in progress	19.0	14.5
Raw materials	11.0	12.0

Total inventories	92.3	76.9
Prepaid expenses	7.4	5.0

Total current assets	244.4	199.6

Property, plant and equipment	93.0	89.8
Less accumulated depreciation	(24.5)	(18.0)

Net property, plant and equipment	68.5	71.8

Restricted cash (note 9)	—	4.8
Goodwill (note 6)	211.3	332.2
Intangible assets (note 7)	46.3	48.6
Deferred finance costs	0.6	1.4
Prepaid pension cost	115.5	122.9
Other assets	2.9	9.3

	$689.5	$790.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	September 30 2005 (Unaudited)	December 31 2004
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$43.7	$49.7
Accrued liabilities	58.3	62.1
Accrued income taxes	0.2	15.4
Current portion of plant closure provisions (note 8)	11.3	10.0
Current portion of long-term debt (note 9)	34.9	30.2
Current portion of deferred income	2.0	2.0

Total current liabilities	150.4	169.4

Plant closure provisions, net of current portion (note 8)	20.3	18.6
Deferred income taxes	45.0	44.4
Deferred income, net of current portion	3.4	4.4
Long-term debt, net of current portion (note 9)	130.1	94.1
Other liabilities	16.2	13.7
Minority interest	0.2	0.2
Stockholders’ equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	276.2	276.5
Treasury stock (2,424,068 and 2,439,737 shares at cost, respectively)	(31.5)	(31.2)
Retained earnings	95.8	213.8
Accumulated other comprehensive income	(16.7)	(13.4)

Total stockholders’ equity	323.9	445.8

	$689.5	$790.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars except share and per share data)	2005	2004	2005	2004
Net sales	$136.0	$128.5	$401.7	$354.4
Cost of goods sold	(90.2)	(76.7)	(258.0)	(201.2)

Gross profit	45.8	51.8	143.7	153.2
Operating expenses
Selling, general and administrative	(20.9)	(23.0)	(73.4)	(66.0)
Research and development	(2.7)	(2.6)	(9.0)	(7.6)
Restructuring charge	(10.6)	(1.2)	(25.1)	(5.5)
Amortization of intangible assets	(3.2)	(2.5)	(9.5)	(7.5)
Impairment of TEL business goodwill (note 6)	(7.4)	(3.6)	(124.1)	(23.0)

	(44.8)	(32.9)	(241.1)	(109.6)

Operating income / (loss)	1.0	18.9	(97.4)	43.6
Interest expense (net)	(1.9)	(1.3)	(5.5)	(3.8)
Other (expense) / income	(9.8)	(3.2)	(9.5)	0.5

(Loss) / income before income taxes and minority interest	(10.7)	14.4	(112.4)	40.3
Minority interest	(0.2)	—	(0.2)	(1.9)

(Loss) / income before income taxes	(10.9)	14.4	(112.6)	38.4
Income taxes	1.8	(5.6)	(3.7)	(18.4)

(Loss) / income from continuing operations	(9.1)	8.8	(116.3)	20.0
Discontinued operations, net of tax (note 10)	—	0.3	—	(0.5)

Net (loss) / income	$(9.1)	$9.1	$(116.3)	$19.5

(Loss) / earnings per share—net income (note 3):
Basic	$(0.74)	$0.73	$(9.40)	$1.58

Diluted	$(0.74)	$0.70	$(9.40)	$1.50

(Loss) / earnings per share—continuing operations (note 3):
Basic	$(0.74)	$0.71	$(9.40)	$1.62

Diluted	$(0.74)	$0.67	$(9.40)	$1.54

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,359	12,445	12,378	12,342

Diluted	12,359	13,071	12,378	13,009

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(millions of dollars)	2005	2004
Cash Flows from Operating Activities
Net (loss)/income	$(116.3)	$19.5

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	20.5	16.9
Impairment of TEL business goodwill (note 6)	124.1	23.0
Deferred income taxes	(1.9)	0.6
Loss / (profit) on disposal of property, plant and equipment	2.5	(0.2)
Loss on disposal of business	—	0.4
Impairment of unconsolidated investments	6.2	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	5.7	(20.2)
Inventories	(13.4)	1.0
Accounts payable and accrued liabilities	(8.0)	(5.4)
Income taxes and other current liabilities	(15.0)	8.1
Movement in pension prepayment	7.4	—
Plant closure provisions	2.5	(1.4)
Other non-current liabilities	1.7	(5.4)
Other	(0.1)	—

Net cash provided by operating activities	15.9	36.9

Cash Flows from Investing Activities
Capital expenditures	(5.0)	(5.0)
Business combinations, net of cash acquired and divestments	(22.3)	(75.2)
Increase in restricted cash	—	(4.5)
Other	0.1	(3.1)

Net cash used in investing activities	(27.2)	(87.8)

Cash Flows from Financing Activities
Receipt of long-term borrowings	71.1	139.5
Repayment of long-term borrowings	(30.0)	(101.2)
Dividends paid	(1.7)	(0.7)
Issue of treasury stock	1.3	5.3
Repurchase of common stock	(2.0)	(2.5)
Minority interest	0.2	(0.5)
Refinancing costs	—	(2.6)

Net cash provided by financing activities	38.9	37.3
Effect of exchange rate changes on cash	3.7	2.3

Net change in cash and cash equivalents	31.3	(11.3)
Cash and cash equivalents at beginning of period	33.3	46.1

Cash and cash equivalents at end of period	$64.6	$34.8

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

OCTEL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	$0.1	$276.5	$(31.2)	$213.8	$(13.4)	$445.8
Net loss	—	—	—	(116.3)	—	(116.3)
Dividend	—	—	—	(1.7)	—	(1.7)
Derivatives (1)	—	—	—	—	0.1	0.1
Net CTA change (2)	—	—	—	—	(3.4)	(3.4)
Treasury stock issue	—	—	1.7	—	—	1.7
Treasury stock redeemed	—	(0.3)	(2.0)	—	—	(2.3)

Balance at September 30, 2005	$0.1	$276.2	$(31.5)	$95.8	$(16.7)	$323.9

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
2.	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2005	2004	2005	2004
Net (loss) / income for the period	$(9.1)	$9.1	$(116.3)	$9.5
Changes in cumulative translation adjustment	0.4	2.7	(3.4)	1.5
Changes in unrealized exchange gains on derivative instruments, net of tax	—	0.1	0.1	0.5

Total comprehensive (loss) / income	$(8.7)	$11.9	$(119.6)	$21.5

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

The Company has reclassified certain amounts in the 2004 income statement where necessary to disclose separately the prior year results of discontinued operations (note 10). Additionally, certain research and development activities which were previously included within corporate costs have been reallocated to the Performance Chemicals strategic business unit because that business will be the main beneficiary of these activities. The 2004 comparatives reflect this change.

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At September 30, 2005, the Company had authorized common stock of 40,000,000 shares (December 31, 2004—40,000,000). Issued shares at September 30, 2005, were 14,777,250 (December 31, 2004—14,777,250) and treasury stock amounted to 2,424,068 shares (December 31, 2004—2,439,737).

Movements in stock options in the three and the nine months ended September 30, 2005, were as follows:

	Number		Number
Outstanding at July 1, 2005	1,066,512	Outstanding at January 1, 2005	1,005,278
Grants	7,670	Grants	233,957
Exercised	(16,124)	Exercised	(129,301)
Cancelled	(83,163)	Cancelled	(135,039)

Outstanding at September 30, 2005	974,895	Outstanding at September 30, 2005	974,895

The weighted average exercise prices of options exercised and cancelled in the quarter were $10.57 and $4.47, respectively. The weighted average exercise price of all options granted in the quarter was $4.30. The weighted average fair value of options granted in the quarter was $15.82.

In the nine months to September 30, 2005, the weighted average exercise prices of options exercised and cancelled were $8.99 and $4.47, respectively. The weighted average exercise price of options granted in the nine month period was $9.40. The weighted average fair value of the options granted was $10.25.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect on net income and earnings per share had the Company recorded compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net (loss) / income as reported	$(9.1)	$9.1	$(116.3)	$19.5
Compensation, net of tax, included in net income	—	0.4	0.6	0.9
Compensation, net of tax, FAS 123 basis	(0.2)	(0.5)	(1.2)	(0.9)

Pro forma net (loss) / income	$(9.3)	$9.0	$(116.9)	$19.5

(Loss) / earnings per share
Basic	$(0.75)	$0.72	$(9.44)	$1.58

Diluted	$(0.75)	$0.69	$(9.44)	$1.50

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2005	2004
Dividend yield	0.4%	0.5%
Expected life	4 years	4 years
Volatility	41.96% - 42.3%	38.7%
Risk free interest rate	3.70% - 4.26%	3.43%

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Numerator:
(Loss)/Income from continuing operations	$(9.1)	$8.8	$(116.3)	$20.0
Discontinued operations, net of tax	—	0.3	—	(0.5)

Net income available to common shareholders	$(9.1)	$9.1	$(116.3)	$19.5

Denominator:
Weighted average common shares outstanding	12,359	12,445	12,378	12,342
Dilutive effect of stock options and awards	—	626	—	667

Denominator for diluted earnings per share	12,359	13,071	12,378	13,009

Net income per share:
Income from continuing operations	$(0.74)	$0.71	$(9.40)	$1.62
Discontinued operations, net of tax	—	0.02	—	(0.04)

Net income available to common shareholders	$(0.74)	$0.73	$(9.40)	$1.58

Net income per share, diluted:
Income from continuing operations	$(0.74)	$0.67	$(9.40)	$1.54
Discontinued operations, net of tax	—	0.03	—	(0.04)

Net income available to common shareholders	$(0.74)	$0.70	$(9.40)	$1.50

The weighted average number of share options that were anti-dilutive in the three and nine months ended September 30, 2005, were 429,769 and 467,498 respectively. There were no anti-dilutive share options in the three and nine months ended September 30, 2004.

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic benefit for the three and the nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$(1.5)	$(1.5)	$(4.7)	$(4.5)
Curtailment cost	(3.7)	—	(9.4)	—
Interest cost	(9.7)	(9.2)	(30.4)	(27.6)
Expected return on plan assets	11.0	11.7	34.6	35.0
Amortization of prior service cost	(0.3)	(0.3)	(0.9)	(0.9)

Net periodic (cost) / benefit	$(4.2)	$0.7	$(10.8)	$2.0

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to make ordinary contributions of approximately $4.6 million to its defined benefit pension plan in 2005. As of the nine months ended September 30, 2005, contributions of $3.3 million have been made. Further ordinary contributions of $1.3 million are expected throughout the remainder of the year.

Due to restructuring activities which took place during the second and third quarters of 2005, and in previous periods, the Company expects that approximately 100 employees who are members of the contributory defined benefit pension plan will be leaving the Company during the fourth quarter of 2005 and early 2006. In the second and third quarters of 2005 the Company recognized a curtailment event due to the increased pension liabilities and shorter contribution periods of these members. It is currently estimated that the cost of these additional liabilities will result in the Company making an additional cash contribution of approximately $9.4 million to the pension plan. This curtailment charge has been recognized in restructuring costs.

NOTE 5—SEGMENTAL REPORTING

The Company has three businesses for management and reporting purposes: TEL, Petroleum Specialties and Performance Chemicals.

This segmentation basis is consistent with the 2004 Annual Report to Shareholders apart from the separation of pension charges and credits included in the corporate cost line item.

The following table presents a summary of the Company’s reportable segments for the three and the nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2005	2004	2005	2004
Net Sales
TEL	$53.6	$66.3	$157.9	$194.8
Petroleum Specialties	53.4	42.8	151.7	122.7
Performance Chemicals	29.0	19.4	92.1	36.9

Total	$136.0	$128.5	$401.7	$354.4

Gross profit
TEL	$25.6	$35.3	$80.0	$104.7
Petroleum Specialties	16.0	12.7	47.2	40.1
Performance Chemicals	4.2	3.8	16.5	8.4

Total	$45.8	$51.8	$143.7	$153.2

Operating Income
TEL	$19.9	$29.5	$61.5	$86.2
Petroleum Specialties	5.6	1.4	12.4	7.0
Performance Chemicals	(0.5)	0.5	1.3	0.2
Corporate costs	(5.6)	(8.4)	(22.1)	(23.3)
Pension (charge) / credit excluding curtailment costs	(0.4)	0.7	(1.3)	2.0

Total Corporate costs	(6.0)	(7.7)	(23.4)	(21.3)
Restructuring	(10.6)	(1.2)	(25.1)	(5.5)
Impairment of TEL goodwill	(7.4)	(3.6)	(124.1)	(23.0)

Operating income / (loss)	$1.0	$18.9	$(97.4)	$43.6

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain research and development activities which were previously included within corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2004 comparatives reflect this change. This has had no impact on total net income.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2005	2004	2005	2004
Depreciation
TEL	$0.7	$0.8	$2.1	$2.3
Petroleum Specialties	0.5	0.7	1.6	2.0
Performance Chemicals	1.5	0.6	4.1	1.1
Corporate	0.6	1.1	2.4	3.1

Total	$3.3	$3.2	$10.2	$8.5

Amortization
TEL	$2.5	$2.5	$7.5	$7.5
Petroleum Specialties	0.4	—	1.0	—
Performance Chemicals	0.3	—	1.0	—
Corporate	—	—	—	—

Total	$3.2	$2.5	$9.5	$7.5

NOTE 6—GOODWILL

Goodwill comprises the following:

	Nine Months Ended September 30
	2005	2004
Gross cost at January 1	$630.3	$647.0
Acquisitions	3.6	43.7
Impairment of TEL business goodwill	(124.1)	(23.0)
Exchange effect	(0.4)	0.1

Gross cost at September 30	509.4	667.8

Amortization at January 1 and September 30	(298.1)	(298.1)
Exchange effect	—	0.1

	(298.1)	(298.0)

Net book amount at September 30	$211.3	$369.8

Acquisitions

On January 14, 2005, the Company acquired a 100% interest in Finetex, Inc. (Finetex) for consideration of $20.9 million. The Company purchased 234 common shares which were valued at $17.4 million. The balance of the funds was used to separately acquire the two properties on which the business operates and to pay costs of the acquisition. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets. The results of Finetex have been consolidated since the acquisition date and have been reported in the Performance Chemicals business segment. Since its acquisition by the Company

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finetex has contributed $12.8 million of net sales and a net loss of $0.2 million to the consolidated net loss ($0.02 loss per basic share).

During the third quarter of 2005, the inventory standard costing process at Finetex was updated. This led to an increase of $0.5 million in the fair value of inventory acquired and a corresponding reduction in goodwill.

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

In its second quarter 2005 filing on Form 10-Q, the Company confirmed that a major customer had permanently left the TEL market for motor gasoline and the Company was now planning and acting to adjust thereto. In 2004 and 2003 net sales to this customer were $61.8 million and $47.5 million, respectively. As a result, the Company has recognized a significantly larger than anticipated charge ($124.1 million) in the nine months to date for the impairment of TEL goodwill. This mainly reflects the reduction in the anticipated discounted cash flows that had previously been assumed in the Company’s model that supported the value of TEL business goodwill at the end of the first quarter 2005 as a result of the loss of this major customer.

NOTE 7—INTANGIBLE ASSETS

	Nine Months Ended September 30
	2005	2004
Gross cost at January 1	$80.5	$61.3
Acquisitions	7.2	—
Exchange effect	(0.1)	—

Gross cost at September 30	87.6	61.3

Amortization at January 1	(31.9)	(20.5)
Charge	(9.5)	(7.5)
Exchange effect	0.1	(0.1)

Amortization at September 30	(41.3)	(28.1)

Net book amount at September 30	$46.3	$33.2

In the first quarter, 2005, the Company acquired intangible assets valued at $7.1 million in relation to the acquisition of Finetex, of which $4.2 million related to the value of the customer relationships and of which $2.9 million related to the value of the patents. The adjustment to the acquisition balance sheet of Aroma & Fine Chemicals Limited, which was acquired in 2004, resulted in an increase of $0.1 million.

A charge of $7.5 million was recognized in the first nine months of both 2005 and 2004 in relation to the amortization of the Veritel intangible asset. The remaining charge recognized in the first nine months of 2005 relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC, Aroma & Fine Chemicals Limited and Finetex, Inc.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Movements in the provisions for the period are set out below:

(millions of dollars)	2005 Severance	2005 Other Restructuring	2005 Remediation	2005 Total	Q3 YTD 2004 Total
Total at January 1	$6.6	$0.1	$21.9	$28.6	$36.2
Charge for the period	10.6	5.1	1.1	16.8	6.6
Acquisitions	—	—	0.9	0.9	—
Expenditure	(6.5)	(5.1)	(2.1)	(13.7)	(8.0)
Exchange effect	(0.7)	—	(0.3)	(1.0)	0.1

Total at September 30	10.0	0.1	21.5	31.6	$34.9
Due within one year	(7.7)	(0.1)	(3.5)	(11.3)	(11.7)

Balance at September 30	$2.3	$—	$18.0	$20.3	$23.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs. Remediation costs are recognized in cost of goods sold. The $9.4 million cost of the pension curtailment event has been recognized through the restructuring costs line of the income statement in the second and third quarters of 2005.

Severance

A charge of $2.2 million was recognized in the third quarter in relation to a new cost reduction program in manufacturing and support activities on the TEL manufacturing site. A charge of $1.2 million was recognized under FAS 146 under a previous cost reduction program where leavers have stayed longer than their contractual notice periods. A charge of $1.1 million has been recognized as a result of the announcement of the closure of the Fuel Technology Centre at Bletchley, UK. A charge of $1.9 million was recognized in respect of severance payments to UK employees as a result of the streamlining of the executive cost structure and the closure of the European Head Office in Manchester, UK. A charge of $0.4 million was recognized in relation to the severance costs associated with a plan to consolidate manufacturing activities on one site in one of our US businesses. In the first quarter a charge of $0.4 million was recognized in relation to the closure of the Adastra business.

A charge of $3.2 million was recognized in the second quarter relating to salary and other emoluments to be paid to the previous CEO pursuant to an agreement governing the terms of the previous CEO’s resignation dated April 8, 2005 (the “Resignation Agreement”). A charge of $0.2 million has been recognized in the third quarter relating to additional costs of professional advice payable under that agreement. It is expected that $2.3 million of the salary and other emoluments to be paid to the previous CEO pursuant to the Resignation Agreement will be paid after more than one year, while the remainder is due within one year.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other restructuring

A charge of $1.6 million was recognized in the first quarter relating to the closure of the Adastra business. A charge of $1.3 million relates to ongoing demolition work at the Ellesmere Port site which was not included in the remediation provision because of its discretionary nature. A charge of $0.5 million was related to onerous lease and other charges arising from the closure of the European Head Office in Manchester, UK. A charge of $0.8m was reported in the restructuring line item related to a write down in the value of fixed assets as a result of the closure of the European Head Office in Manchester, UK. Also a charge of $0.9 million was reported in the restructuring line item related to a write down in the value of fixed assets resulting from the decision to relocate the research and technology activities from the Bletchley Park UK site.

Remediation

The remediation charge of $1.1 million relates to accretion expense in respect of asset retirement obligations.

Following the completion of reviews of the likely remediation cost of the recently acquired businesses, Leuna Polymer GmbH, Aroma & Fine Chemicals Limited and Finetex, Inc., the Company has increased the remediation provision by $0.9 million. As this represents a change to the provisional purchase price allocation, there was no charge to the income statement.

NOTE 9—DEBT

The Company’s current principal credit facility was agreed in January 2004 and comprised a term loan of $100 million and an additional revolving credit facility of $50 million. Both of these facilities expire on July 30, 2007. The original term loan was fully drawn down on agreement in January 2004. $30 million of the term loan was repaid on schedule on January 30, 2005, leaving a balance of $70 million at September 30, 2005.

The revolving credit facility was agreed with a syndicate of banks on January 30, 2004, and was amended on August 31, 2004. As a result of this amendment the revolving credit facility increased from $50 million to $110 million. At December 31, 2004, $19 million of the revolving facility had been drawn down. A further $51 million of the revolving credit facility was drawn down in the first quarter, 2005. This was followed by a draw down of $20 million in the third quarter, 2005. The amount available to be drawn on this facility was $20 million at September 30, 2005.

This credit facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non US GAAP measure that represents liquidity) and a ratio of net interest expense to EBITA (another non US GAAP measure).

The loss of the major TEL customer in the second quarter of 2005 required the Company to review its current and projected operational flexibility and liquidity. The Company therefore initiated discussions with its senior lenders in the third quarter. As a result of those discussions the Company has agreed, subject to contract, the outline terms of a new three and one half year financing facility more appropriate to the Company’s needs. The new proposed facility will contain certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non-US GAAP measure that represents liquidity), a ratio of net interest expense to EBITA (another non-US GAAP measure) and a ratio of net operating cash flow pre finance costs to scheduled debt amortization and interest costs. The new financing facility also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0. The Company expects to enter into the new facilities agreement in the fourth quarter of 2005.

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2005, the Company had $160 million of debt outstanding under its existing senior credit facility agreement and was in compliance with all financial covenants therein as of September 30, 2005. If the proposed new facility had been in place on September 30, 2005 the Company would also, under its current projections, have been in compliance with all of the proposed financial covenants of the new financing facility.

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.4 million) of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

The debt profile at September 30, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2005	$30.5
2006	4.5
2007	130.0

$165.0
Current portion of long-term debt	$(34.9)

Long-term debt, net of current portion	$130.1

NOTE 10—DISCONTINUED OPERATIONS

On November 15, 2004, the Company disposed of a non-core business, Bycosin Mexico, for consideration of $0.9 million. The loss on disposal was $3.9 million which includes the net income of Bycosin Mexico for 2004 up to the date of disposal of $0.4 million, professional fees of $0.2 million and a tax charge of $0.2 million. The comparative results for the nine months ended September 30, 2004 have been restated to include the net income of $0.5 million generated by Bycosin Mexico within discontinued operations.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of September 30, 2005, for $11.9 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.4 million) of loan notes to the vendors. These loan notes are due for repayment in two equal tranches in January and September 2006 and are secured by an equivalent amount of restricted cash in escrow.

Following the loss of the major TEL customer in the second quarter of 2005, and the corresponding reduction in demand for raw materials for the TEL business, management recognized a provision for $2.0 million in the second quarter of 2005 relating to a take or pay contract for a TEL raw material. The final settlement of this amount will be contingent upon decisions relating to the volume of inventory of this product to be held and the production volume in the process where this material is used.

Environmental liabilities

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. In addition to the remediation provisions that have been recognized as at September 30, 2005, which amounted to $21.5 million, the Company views the costs of vacating our main UK site at Ellesmere Port, which were estimated at $25.3 million as of September 30, 2005, as a contingent asset retirement obligation that has not been recognized because it has no present intention to exit the site.

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (OWM) on June 23, 2003, the Company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of its leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.5 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 23, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the Company’s remediation provision.

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($6.5 million).

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

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EPO revoked Infineum’s patent 974 at Opposition Division. Infineum has appealed to the EPO’s Board of Appeal. Octel, along with three other respondents, BASF, Clariant and Ethyl, will make representations to the Board of Appeal. It is unlikely that the appeal will be heard in 2005.

With regard to Infineum’s patents 155 and 972, all “composition” claims were revoked. Certain “use” claims were permitted. All five parties (Infineum and the respondents, Octel, BASF, Clariant and Ethyl) have appealed. The 972 appeal was heard in August 2005. The appeal by Infineum was rejected and Infineum’s patent number 972 was revoked. Under the agreement to stay the UK proceedings, Infineum have, in October 2005, paid £250,000 to the Company, which payment was contingent upon the outcome of the EPO Board of Appeal hearing. Infineum and Octel have appealed the 155 patent decision which is listed to be heard on November 18, 2005.

In addition Octel has opposed the following Infineum patents in the EPO:

i.	European Patent No. 0890631, a patent for a combination of an acid based lubricity enhancer together with a detergent. Opposition was filed in September 2004.

ii.	European Patent No. 0743973, a patent for a combination of a lubricity enhancer and polyoxylalkylene compound. Opposition was filed on January 21, 2005.

iii.	European Patent No. 0981592, a patent for a diesel detergent used to improve both detergency and lubricity performance in diesel fuels. Opposition was filed in May 2005.

iv.	European Patent No. 0885948, a patent for an EVA cold flow improver and ester based lubricity improver. Opposition was filed in September 2005. Octel commenced opposition proceedings in the EPO on January 7, 2005, against Rhodia’s patent European Patent No. 1090211. Infineum has opposed Octel’s diesel particulate fuel patent, European Patent No. 1047755.

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

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company conducted an internal review of such transactions and activities and in March, 2005 disclosed to OFAC the preliminary results of such review. OFAC thereafter requested certain additional information relating to the Bycosin disclosure and in May, 2005 the Company provided OFAC with

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such additional information. During the course of an internal review, the Company received additional details relating to the previously disclosed Bycosin business and information concerning a series of small unrelated transactions involving the sale of TEL by The Associated Octel Company Limited (“Associated Octel”) to a Cuban entity that appears to have ended more than five years ago. The Company informed OFAC of its receipt of this additional information in June, 2005 and intends to disclose such further information as may be required regarding such matters to OFAC during the fourth quarter. The Company intends to continue to cooperate with OFAC. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material. The Company cannot predict the timing of further developments. The Company has not made any provisions in respect of any potential liabilities arising out of this matter.

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

Federal Trade Commission Matter

In the third quarter, 2005 Octel was engaged in discussions with the Federal Trade Commission (FTC) regarding its compliance with a 1999 consent decree relating to certain aspects of the TEL business and believes that such discussions have been concluded. It is possible that the FTC could determine that the Company has not complied with this consent decree.

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC approved a new rule that delays the effective date of FASB Statement no. 123 (R) Share Based Payment. This standard is now effective for public companies for annual periods that begin after June 15, 2005. In the light of this announcement the Company has decided to delay its adoption of this standard until 2006.

In March 2005, the SEC made available FASB Interpretation no. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation clarifies that conditional asset retirement obligations meet the definition of an asset retirement obligation in FAS 143, Accounting for Asset Retirement Obligations and therefore should be recognized if the fair value of such settlement is reasonably estimable. As disclosed in note 11 the Company has a conditional asset retirement obligation relating to the Ellesmere Port, UK site. The Company will assess whether a fair value of this obligation is reasonably estimable before the filing of the Form 10-K for the year ending December 31, 2005. If it is deemed that a fair value is reasonably estimable this would have a material impact on the stated liabilities of the Company.

In November 2004, the FASB issued FAS 151, Inventory Costs, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material. This standard requires that such items be recognized as current period charges. The standard also establishes the concept of “normal capacity”

OCTEL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections. FAS 154 replaces APB 20 and FAS 3, Reporting Accounting Changes in Interim Financial Statements and is effective for fiscal years beginning after December 15, 2005. FAS 154 addresses the accounting and reporting of a change in accounting principle. The Company does not expect FAS154 to have a material impact on its financial statements, unless it adopts a change in accounting principle.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And Nine Months Ended September 30, 2005 And 2004

This discussion should be read in conjunction with our unaudited interim consolidated financial Statements and the notes thereto, included elsewhere herein.

FACTORS AFFECTING OUR RESULTS

TEL Market Developments and Goodwill Impairment

In its second quarter 2005 filing on Form 10-Q the Company confirmed that a major customer had permanently left the TEL market for motor gasoline and the Company was now planning and acting accordingly. In 2004 and 2003 net sales to this customer were $61.8 million and $47.5 million respectively. As a result, the Company has recognized a significantly larger than anticipated charge ($124.1 million) in the nine months to date for the impairment of TEL goodwill. This mainly reflects the reduction in the anticipated discounted cash flows that had previously been assumed in the Company’s model that supported the value of TEL business goodwill at the end of the first quarter 2005 as a result of the loss of this major customer.

The Company also indicated that the loss of this major customer would require restructuring of the cost base and a review of manufacturing capacity. The Company has since completed the relocation of its European Head Office activities to the UK manufacturing site at Ellesmere Port as well as a number of high level personnel changes designed to streamline the corporate cost base. Petroleum Specialties has also centralized its research and technology activity at the Ellesmere Port site. The TEL business scaled back TEL production effective June 2005 in order to deal with the reduction in demand. The Company has since announced a further round of restructuring of manufacturing and support services at Ellesmere Port and recognized the restructuring charges, including the associated pension curtailment costs, of that program.

The loss of the major TEL customer required the Company to review its current and projected operational flexibility and liquidity. The Company therefore initiated discussions with its senior lenders in the third quarter. As a result of those discussions the Company has agreed, subject to contract, the outline terms of a new three and a half year financing facility more appropriate to the Company’s needs. The Company expects to enter into the new facilities agreement in the fourth quarter of 2005.

As at September 30, 2005, the Company had $160 million of debt outstanding under its existing senior credit facility agreement and was in compliance with all financial covenants therein as of September 30, 2005. The Company is also, under its current projections, fully compliant with all of the proposed financial covenants of the new financing facility.

Acquisition of Finetex, Inc.

On January 14, 2005 the Company completed the acquisition of Finetex, Inc. (Finetex) for total consideration of $20.9 million. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets and is based in New Jersey, USA and North Carolina, USA. The results of Finetex for the period from the date of acquisition to September 30, 2005 are consolidated in the Performance Chemicals business segment. The acquisition was financed by a drawdown of the Company’s existing Revolving Credit Facility.

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

The terms of Mr. Kerrison’s resignation are governed by an agreement between the Company and Mr. Kerrison dated April 8, 2005 (the “Resignation Agreement”). Under the Resignation Agreement, Mr. Kerrison will receive his salary and bonus for the period up to and including December 31, 2005, and thereafter until April 2007 he will receive his salary and a discretionary bonus. Mr. Kerrison will have 12 months from the date of resignation to exercise any options due to him under the Octel Corp. Performance Related Share Option Plan and the Octel Corp. Company Share Option Plan and will receive a proportion of the matching shares under the Co Investment Plan. Mr. Kerrison has no other outstanding options. Mr. Kerrison will serve as an advisor to the Board until 2007, but has resigned from any positions he holds as Chief Executive Officer, President, Board member or trustee of the Company or its affiliates.

The costs of the special investigation of $0.8 million were recognized in the financial results of the first quarter. The costs of the Agreement were recognized in the results of the second quarter as it was signed on April 11, 2005. A cost of a $3.2 million was recognized in the restructuring line item of the financial results of the second quarter of 2005 for the salary and other emoluments of Mr. Kerrison. A further $0.2 million charge was recognized in the third quarter of 2005 in the restructuring line item relating to the costs of advisers to Mr. Kerrison that the Company is contractually obligated to provide.

Paul W. Jennings, who at the time was Executive Vice President and Chief Financial Officer, took over the administrative and authorization responsibilities of the Chief Executive Officer while a formal search for a new Chief Executive Officer was conducted.

Appointment of Paul W. Jennings as President and Chief Executive Officer

On June 23, 2005 the Company announced that Paul W. Jennings had been appointed as President and Chief Executive Officer with immediate effect.

Appointment of James F. Lawler as Vice President and Chief Financial Officer

On August 1, 2005 the Board of Octel Corp. appointed James F. Lawler as Executive Vice President and Chief Financial Officer with immediate effect.

Closure of Octel Exhaust Systems Ltd. (Adastra)

On April 7, 2005 the Company announced the closure of the Octel Exhaust Systems Ltd. (“Adastra”) business. This business was engaged in manufacturing systems to remove particulate matter from commercial diesel exhausts. Customers of this product had previously been significantly supported by financial grants from the UK government but the recent removal of these grants has made the business economically non-viable in its current form. For a limited period the Company will continue to engage in the supply of the technology via third party franchise arrangements. This arrangement will be reviewed regularly. The closure has resulted in the loss of 13 employees in the UK and a total cost of closure of $2.0 million including write-offs of both inventory and plant ($1.6 million) and severance payments ($0.4 million).

Write-off of investment in Stylacats Limited

In the third quarter 2005 the Company recognized a $5.5 million charge for the full write down of its investment in Stylacats Limited. Stylacats was engaged in the development of novel catalyst technology. During the third quarter the Company was informed of a significant reduction in the projected sales of the Company. From this new forecast it was apparent that the scale of the available commercial opportunity was smaller than previous business cases had suggested. Consequently the likely rate of return on the investment fell below that available in the Company’s core business and the Company decided not to invest further funds. Stylacats has not been able to secure alternative funding and is currently in administration. The Company does not expect to recover significant value from the investment.

RESULTS OF OPERATIONS

Consolidated Income:

(millions of dollars except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$136.0	$128.5	$401.7	$354.4
Cost of goods sold	(90.2)	(76.7)	(258.0)	(201.2)

Gross profit	45.8	51.8	143.7	153.2
Operating expenses
Selling, general and administrative	(20.9)	(23.0)	(73.4)	(66.0)
Research and development	(2.7)	(2.6)	(9.0)	(7.6)
Restructuring charge	(10.6)	(1.2)	(25.1)	(5.5)
Amortization of intangible assets	(3.2)	(2.5)	(9.5)	(7.5)
Impairment of TEL business goodwill	(7.4)	(3.6)	(124.1)	(23.0)

	(44.8)	(32.9)	(241.1)	(109.6)

Operating income / (loss)	1.0	18.9	(97.4)	43.6
Interest expense (net)	(1.9)	(1.3)	(5.5)	(3.8)
Other (expense) / income	(9.8)	(3.2)	(9.5)	0.5

(Loss) / income before income taxes and minority interest	(10.7)	14.4	(112.4)	40.3
Minority interest	(0.2)	—	(0.2)	(1.9)

(Loss) / income before income taxes	(10.9)	14.4	(112.6)	38.4
Income taxes	1.8	(5.6)	(3.7)	(18.4)

(Loss) / income from continuing operations	(9.1)	8.8	(116.3)	20.0
Discontinued operations, net of tax	—	0.3	—	(0.5)

Net (loss) / income	$(9.1)	$9.1	$(116.3)	$19.5

(Loss)/earnings per share – net income (note 3):
Basic	$(0.74)	$0.73	$(9.40)	$1.58

Diluted	$(0.74)	$0.70	$(9.40)	$1.50

(Loss)/earnings per share- continuing operations (note 3):
Basic	$(0.74)	$0.71	$(9.40)	$1.62

Diluted	$(0.74)	$0.67	$(9.40)	$1.54

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,359	12,445	12,378	12,342

Diluted	12,359	13,071	12,378	13,009

The 2004 results have been adjusted to reflect the effect of discontinued operations.

Three months to September 30, 2005:

Net sales

For the three months to September 30, 2005 reported sales of $136.0 million are $7.5 million (5.8%) higher than the $128.5 million reported in the equivalent period in 2004. TEL sales declined by $12.7 million (19.2%) when compared to the third quarter of 2004. TEL sales volume was down 19.0% compared to the third quarter of 2004. TEL sales volumes to the Americas were 85.8% lower than in the equivalent period in 2004. Sales volumes to the Middle East were down 35.6% but sales to Africa were only 3.3% lower. Sales to South East Asia were actually 49.9% higher compared to the third quarter of 2004. Petroleum Specialties sales were 24.8% above sales in the third quarter of 2004. Petroleum Specialties sales to the Americas were 30.1% higher than sales in the equivalent period in 2004 and sales in Europe were 18.5% higher than sales in the equivalent period in 2004. Sales in Asia Pacific were up 39.1% in the third quarter compared to the equivalent period in 2004. The newly acquired subsidiaries (AFC, Leuna and Finetex) contributed $9.8 million of the $9.6 million (49.5%) increase in the sales of Performance Chemicals over sales in the third quarter of 2004. The results of Leuna and AFC were consolidated for three months and one month respectively in the third quarter of 2004.

Gross profit

In the third quarter the gross profit margin for the Company was 33.7% compared to 40.3% in 2004. Higher margin TEL sales were a smaller proportion of total sales than in the third quarter of 2004 (39.4% down from 51.6%) and this mix effect considerably depressed the overall gross profit margin. The gross profit margin in TEL at 47.8% was 5.4 percentage points lower than the gross margin in the third quarter 2004. This reflects increased fixed manufacturing costs per ton as production volumes have declined and the higher cost of raw materials. In Petroleum Specialties the gross margin at 30.0% was 0.3 percentage points higher than the gross margin in the third quarter, 2004. The gross margin has been negatively impacted by the rapid growth in sales of relatively lower margin cetane number improvers in the USA and the loss of manufacturing margin as a result of the Bycosin disposal in 2004. The gross margin in Performance Chemicals was 14.5% in the third quarter, 2005. This is 5.1 percentage points lower than the gross margin in the same period in 2004. The newly acquired subsidiaries have a lower gross margin than the previously existing businesses in this business unit, although they also have lower selling, general and administrative costs, and thus they have diluted the gross margin while being accretive to net income. However this impact has been exacerbated by operational problems and difficulties in passing on raw material price increases in a timely manner in some of the businesses.

Selling, general and administrative expenses

There has been a $2.1 million reduction in selling, general and administrative expenses over the third quarter of 2004. At $6.0 million, total corporate costs were $1.7 million lower than in the third quarter of 2004 and are $1.6 million lower than in the second quarter of 2005. The total corporate costs line item includes a net pension charge of $0.4 million in the third quarter of 2005 but in the third quarter of 2004 there was a credit of $0.7 million. Corporate costs are showing the benefit of recent action to reduce senior headcount. TEL selling, general and administrative costs are $0.2 million lower than in the third quarter of 2004. Petroleum Specialties selling general and administrative costs are $1.1 million lower than in the third quarter 2004 as savings from, in particular, the closure of the Fuel Technology Centre and Adastra, are realized. In Performance Chemicals the full quarter effect of the new acquisitions account for all of the $1.1 million increase in selling, general and administrative costs when compared to the third quarter of 2004.

Restructuring charge

The Company incurred restructuring costs of $10.6 million in the third quarter. The equivalent charge in the third quarter of 2004 was $1.2 million. $2.2 million was recognized in the third quarter of 2005, in relation to a new cost reduction program in manufacturing and support activities on the TEL manufacturing site in Ellesmere Port, UK. Associated with these restructuring costs a charge of $3.7 million was recognized under FAS 88 because this program is part of a curtailment event due to the significant restructuring activity in the UK in 2005. More than 10% of the active members of the UK defined benefit plan are leaving as a result of restructuring activities in 2005 and, as a result, the increased liability to the UK plan has been recognized. A charge of $0.3 million was recognized under FAS 146 under a previous cost reduction program where leavers have stayed longer than their contractual notice periods. A charge of $1.0 million has been recognized in relation to the closure of the European Head Office in Manchester, UK in the third quarter of 2005. This charge represents a write-off of fixed assets where the value has been impaired by the closure and other costs of closure. A charge of $0.9 million was recognized in the third quarter relating to fixed asset write-offs resulting from the closure of the Fuel Technology Centre in Bletchley, UK. A charge of $0.8 million was recognized in respect of severance payments to senior UK employees. A charge of $0.4 million was recognized in relation to the severance costs associated with a plan to consolidate manufacturing activities on to one site in one of our US businesses. A charge of $0.2 million has been recognized in the third quarter relating to additional costs of professional advice payable under the settlement with the previous Chief Executive Officer. Other charges relate to the costs of site clearance in the UK ($1.1 million).

Amortization of intangible assets

The amortization charge was $3.2 million in the third quarter. This is $1.8 million higher than the charge recognized in the third quarter of 2004. In both periods a charge of $2.5 million in the quarter related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining $0.7 million relates to the amortization of intangible assets recognized in 2005 in the acquisition accounting for the recent acquisitions.

Impairment of TEL business goodwill

The Company recognized a charge of $7.4 million for the impairment of TEL business goodwill in the third quarter of 2005. There have been no significant changes in the estimates from the model that was used at the end of the second quarter after the loss of the major customer had been reflected in the forecast. The charge in the third quarter of 2004 was $3.6 million.

The Company will continue to test the value of TEL business goodwill at the end of each quarter and expects to recognize a charge of approximately $140 million for the 12 months ending December 31, 2005, if actual cashflows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of TEL, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other (expense)/income

At $1.9 million the net interest expense is $0.6 million higher than in the third quarter of 2004. Although net debt was lower at the end of the third quarter than it was at the end of the third quarter 2004, the purchase of AFC increased net debt significantly part way through that quarter and so the closing net debt is not representative of the average net debt level for the third quarter 2004. Also the interest charge has increased significantly because of the rise in US base rates. In the third quarter of 2005 interest expense was $2.4 million and interest income was $0.5 million. In the third quarter of 2004 interest expense was $1.6 million and interest income was $0.3 million. Other expense of $9.8 million mainly reflects a charge of $4.2 million for losses on forward foreign exchange contracts recognized in the quarter and the $5.5 million write off of the Company’s investment in Stylacats.

Income taxes

The Company made a loss before income taxes in the quarter and recognized a tax credit of $1.8 million in the quarter. This primarily reflects the tax impact of the geographic disposition of profits between territories in the full year profit forecast. The TEL business goodwill impairment charge of $7.4 million in the quarter is not an allowable deduction for the purposes of calculating income taxes.

Nine months to September 30, 2005:

Net sales

For the nine months to September 30, 2005 reported sales of $401.7 million are $47.3 million (13.3%) higher than the $354.4 million reported in the equivalent period in 2004. TEL sales volumes are 24.4% below the volumes for the nine months to September 30, 2004 but TEL sales value is down by 18.9%. Sales volumes to the Middle East are up by 67.6% but sales to all other major regions have declined. When compared to the nine months to September 30, 2004 sales volumes to the Americas are down 75.8% and sales volumes to Africa are down 18.9%. However sales volumes to South East Asia have been more resilient and, after a quarter that saw sales volumes above the levels of the third quarter 2004, are down 7.4% in the nine months to September 30, 2005 when compared to the equivalent period in 2004. Petroleum Specialties sales are 23.6% above sales in the first nine months of 2004. Sales from the Americas region grew at 38.3% when compared to the first nine months of 2004. Sales growth in the EMEA region was 16.8% in the equivalent period. The newly acquired subsidiaries (AFC, Leuna and Finetex) contributed $54.6 million of the $55.2 million additional sales in Performance Chemicals in the nine month period.

Gross profit

For the nine months to September 30, gross profit margin for the Company was 35.8% compared to 43.2% in 2004. Higher margin TEL sales were a smaller proportion of total sales in the first nine months of 2005 than in the same period in 2004 (39.3% down from 55.0%) and this mix effect considerably depressed the overall gross profit margin. The gross profit margin in TEL of 50.7% was 3.0 percentage points lower than the gross margin in the first nine months of 2004. In the second quarter 2004 a $2.3 million provision related to a take or pay contract for materials was released following a review of the likely material requirements. However the recent loss of a major customer has forced a review of this contract and as a result a provision of $2.0 million was recognized in the second quarter, 2005. This provision represents 1.3 percentage points of gross margin in 2005 and the release in 2004 represented 1.2 percentage points of gross margin. The rest of the decline in gross margin is mainly due to a combination of higher production costs per ton and higher raw material costs per ton. In Petroleum Specialties the gross margin at 31.1% was 1.6 percentage points lower then the gross margin in the first nine months of 2004. The gross margin has been impacted by the rapid growth in sales of relatively lower margin cetane number improvers in the USA and the loss of manufacturing margin as a result of the Bycosin disposal in 2004. The gross margin in Performance Chemicals was 17.9% in the first nine months of 2005. This is 4.9 percentage points lower then the gross margin in the same period in 2004. The newly acquired subsidiaries have a lower gross margin than the previously existing businesses in this business unit although they also have lower selling, general and administrative costs and thus they have diluted the gross margin while being accretive to net income.

Selling, general and administrative expenses

There has been a $7.4 million increase in selling, general and administrative expenses over the first nine months of 2004. At $23.4 million, corporate costs were $2.1 million higher when compared to the equivalent period in 2004. A reversal from a pension credit to a pension charge resulted in additional costs of $3.3 million. The balance of the reduction in corporate costs is due to the streamlining of the executive structure offset by legal costs associated with the governance special investigation and the OFAC voluntary disclosure. TEL selling, general and administrative costs are level with the first nine months of 2004. Petroleum Specialties costs are 2.4% higher than in the first nine months of 2004 but $0.5 million of this increase reflects the settlement of the United Color dispute in the USA. In Performance Chemicals the new acquisitions account for almost all of the increase in selling, general and administrative costs when compared to the first nine months of 2004.

Restructuring charge

The Company incurred restructuring costs of $25.1 million in the first nine months of 2005. The equivalent charge in the first nine months of 2004 was $5.5 million. $2.2 million was recognized in the third quarter in relation to a new cost reduction program in manufacturing and support activities on the TEL manufacturing site. Associated with these restructuring costs a charge of $3.7 million was recognized under FAS 88 as this program is part of a curtailment event due to the significant restructuring activity in the UK in 2005. A charge of $5.7 million had been recognized in the second quarter relating to the pension curtailment costs of other UK severances in 2005.

A charge of $1.2 million was recognized under FAS 146 under a previous cost reduction program where leavers have stayed longer than their contractual notice periods. A charge of $1.0 million has been recognized in relation to the closure of the European Head Office in Manchester, UK in the third quarter. The charge represents a write-off of fixed assets where the value has been impaired by the closure and other costs of closure. A charge of $0.9 million was recognized in the third quarter relating to fixed asset write-offs resulting from the closure of the Fuel Technology Centre in Bletchley, UK. A charge of $1.1 million was recognized in the second quarter relating to severance costs arising from the decision to relocate the research and technology activities that had previously been carried out at that site to the Ellesmere Port, UK site. A charge of $2.2 million has been recognized in respect of other severance payments to UK employees. A charge of $0.4 million as recognized in relation to the severance costs associated with a plan to consolidate manufacturing activities on to one site in one of our US businesses. Other charges relate to the costs of site clearance in the UK ($1.3 million).

A charge of $3.2 million has been recognized in the second quarter relating to the costs of salary and other emoluments paid to the previous Chief Executive Officer (as more fully described above in “Resignation of Dennis Kerrison as President and Chief Executive Officer”). A charge of $0.2 million has been recognized in the third quarter relating to additional costs of professional advice payable under the settlement.

Amortization of intangible assets

The amortization charge was $9.5 million in the first nine months of 2005. This is $2.0 million higher than the charge recognized in the equivalent period in 2004. In both periods a charge of $7.5 million in the quarter related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining $2.0 million relates to the amortization of intangible assets recognized in 2004 and 2005 in the acquisition accounting for the recent acquisitions.

Impairment of TEL business goodwill

The Company recognized a charge of $124.1 million for the impairment of TEL business goodwill in the first nine months of 2005. The loss of the major customer was the principal reason for this unexpectedly high charge and reflects the loss of the anticipated future cashflows that had previously been assumed in the model that supported the value of TEL business goodwill at the end of the first quarter of 2005. The charge in the equivalent period in 2004 was $23.0 million.

The Company will continue to test the value of TEL business goodwill at the end of each quarter and expects to recognize a charge of approximately $140 million for the 12 months ending December 31, 2005, if actual cashflows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of TEL, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other (expense)/income

At $5.5 million the net interest expense is $1.7 million higher than in the first nine months of 2004. This is principally because of the higher average level of net debt in the first nine months of 2005 when compared to the equivalent period in 2004 following the acquisition outflows in the second half of 2004 and early 2005 and the increase in US base rates. In the first nine months of 2005 interest expense was $6.4 million and interest income was $0.9 million. In the second quarter of 2004 interest expense was $4.4 million and interest income was $0.6 million. Other income and expense of $9.5 million consists mainly of a $5.5 million charge for the write-off of an investment in the third quarter and a $4.2 million charge for exchange losses on forward foreign exchange contracts.

Income taxes

The effective rate of tax for the first nine months of 2005 was 3.3% compared to an effective tax rate of 48.5% including discontinued operations and minority interest in the nine months to September 30, 2004. The change in the effective tax rate and the reason why the Company is paying taxes on a loss making operation is that the charge for the impairment of TEL business goodwill is not an allowable deduction for tax purposes. Excluding the impairment charge the effective rate of tax is 32.2%. The comparative effective tax rate against net income excluding impairment of TEL business goodwill is 30.2% in the nine months to September 30, 2004.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended September 30, 2005 was an inflow of $15.9 million compared with an inflow of $36.9 million in the comparable period in 2004. Net income was lower by $135.8 million mainly as a result of the non-cash TEL impairment charge of $124.1 million compared to $23.0 million in 2004, the higher restructuring costs of $25.1 million compared to $5.5 million in 2004 and the $20.3 million decline in SBU operating income including corporate costs. Higher net interest expense also contributed to the decline but the income tax charge was $14.7 million lower. A large tax payment in the second quarter relating to tax charges from prior periods and the low current charge for taxation resulted in a significant reduction in the accrual for income taxes and other liabilities of $15.0 million compared to a $8.1 million increase in this accrual in the nine months to September 2004. Of the $15.7 million increase in working capital $13.4 million is due to an increase of inventory. Of this $4.6 million relates to a build up of TEL inventory in the nine months to September 30, 2005. This was partly due to the deliberate build up of inventory in order to accelerate the downturn in the production volume of TEL. Inventory also increased in support of sales growth in the Petroleum Specialties (by $6.5 million) and the Performance Chemicals businesses (by $2.3 million). The movement in accounts receivable is positive and refers to the collection of TEL receivables. There has been a reduction of $8.0 million in accounts payable and accruals since December 31, 2004. The $7.4 million reduction in the pension prepayment is mainly due to the charge of $9.4 million relating to higher liabilities arising from restructuring that has not yet had a cash effect through funding of the defined benefit plan. The high levels of restructuring expense recognized to date has resulted in an increase in the remediation and restructuring provision of $2.5 million.

The $22.3 million outflow on business combinations mainly represents the outlay, net of cash, acquired to purchase Finetex ($21.2 million). Included in this was a $0.3 million outflow in the third quarter as various acquisition price adjustments were cash settled. There was a $1.1 million outflow as the Company increased its stake in one of its other unconsolidated investments. In the first nine months of 2004 there was a $75.2 million outflow. This was due to the $43.4 million cash outlay to acquire the 50% share in Octel Starreon LLC previously held by Starreon Corporation LLC, the $30.9 million cash outlay to acquire Aroma & Fine Chemicals Limited (AFC), the $5.1 million outlay net of cash to acquire control of Leuna Polymer GmbH less $4.2 million received from the sale of our 49% interest in Joss Holdings BV. The $3.1 million outflow on other investing activities in 2004 represented the $2.6 million outlay to acquire a 20% stake in Deurex Microtechnologies GmbH, $0.7 million spent in increasing our stake in our unconsolidated investments, less $0.2 million of sundry inflows.

The loss of the major TEL customer in the second quarter of 2005 required the Company to review its current and projected operational flexibility and liquidity. The Company therefore initiated discussions with its senior lenders in the third quarter. As a result of those discussions the Company has agreed, subject to contract, the outline terms of a new three and one half year financing facility more appropriate to the Company’s needs. The new proposed facility will contain certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non-US GAAP measure that represents liquidity), a ratio of net interest expense to EBITA (another non-US GAAP measure) and a ratio of net operating cash flow pre finance costs to scheduled debt amortization and interest costs. The new financing facility also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0.

As of September 30, 2005, the Company had $160 million of debt outstanding under its existing senior credit facility agreement and was in compliance with all financial covenants therein as of September 30, 2005. If the new facility had been in place on September 30, 2005, the Company would also, under its current projections, have been in compliance with all of the proposed financial covenants of the new financing facility.

The issue of Treasury stock to holders of options who chose to exercize their options has raised $1.3 million in the year to date. $2.0 million has been spent on the repurchase of 113,632 shares at an average price of $17.55.

The $30.0 million repayment due on our term loan was made on January 30, 2005. On the same date $51.0 million of the revolving credit facility was drawn down. The net $21.0 million drawdown was used to finance the acquisition of the shares of Finetex. Inc., the properties which this business uses and the associated fees. In January 2004, $97.5 million of the previous borrowing facility had been repaid and $100.0 million of the new borrowing facility drawn down. The Company drew down an additional $20.0 million of the Revolving Credit Facility during the third quarter of 2005. The amount available to be drawn down on this facility was $20.0 million at September 30, 2005.

The debt profile as at September 30, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2005	$30.5
2006	4.5
2007	130.0

$165.0
Current portion of long-term debt	$(34.9)

Long-term debt, net of current portion	$130.1

On April 1, 2005 the Company paid a dividend of 7 cents per share to shareholders under the semi-annual program announced in 2002. On September 30, 2005 the Company paid a dividend of 7 cents per share.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, impairment of goodwill and intangible assets, pension accounting, restructuring costs and our marketing agreements with Ethyl Corporation. Any adverse variance between actual results and the Company’s projections in these areas may impact on results of operations and financial condition.

These policies have been discussed in the Company’s 2004 Annual Report and there have been no significant changes since that time.

ITEM 3	Quantitative And Qualitative Disclosures About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. The Company sells a range of TEL and Specialty

Chemicals to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The Company believes that its political and economic risks are mitigated by the stability of the countries in which its largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

Over half of the Company’s sales are in US dollars. Foreign currency sales, primarily in UK pounds sterling, offset most of the Company’s costs, which are also in UK pounds sterling. To the extent required, US dollars are sold forward to cover local currency needs.

The Company uses derivatives, including interest rate swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, the Company enters into derivative instruments with a diversified group of major financial institutions in order to minimize the exposure to non-performance of such instruments. The Company’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower overall borrowing costs. The Company’s objective in managing the exposure to changes in foreign exchange rates is to reduce volatility on earnings and cash flow associated with such changes.

There has been no material change in the Company’s exposure to market risk as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4	Controls And Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the period covered by this interim report.

On March 17, 2005, the Company announced that it had filed a Form 12b-25 (Notification of Late Filing) in respect of its Annual Report on Form 10-K as a result of the need to complete an investigation of the facts relating to the matter described below (the “Transaction”) and to consider the impact of the Transaction on management’s assessment of internal control over financial reporting.

On February 24, 2005, Dennis J. Kerrison, then Chief Executive Officer and President of the Company, arranged to transfer £50,000 (equivalent to approximately ZAR 500,000 and approximately $95,000) from his bank account in the United Kingdom to the account of Associated Octel Company (South Africa) (Pty) Limited (“AOCSA”), a wholly-owned indirect subsidiary of Octel Corp. On the same day on the initiation of Mr. Kerrison, AOCSA made a payment of ZAR 500,000 (equivalent to approximately $95,000) for Mr. Kerrison’s personal use. Mr. Kerrison’s UK bank sent the funds to AOCSA’s bank account on February 24, 2005. Those funds were credited to AOCSA’s bank account on February 28, 2005. AOCSA was reimbursed on behalf of Mr. Kerrison for associated costs of approximately ZAR 629 (equivalent to approximately $107) on March 3, 2005.

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

The Company has made substantial progress towards implementing a remediation program that will involve training all staff in the Code of Ethics, stressing the unacceptability of override of internal controls by management. As of the date of this report most senior managers have been trained and 75% of all managers and staff have been trained. Procedures requiring staff to consult with the Company’s General Counsel in unusual transactions have been established. A register of officer’s interests and procedures in respect of actual or potential conflicts has been established. This program is expected to be fully completed by the end of the fourth quarter of 2005.

As of September 30, 2005, the current Chief Executive Officer and Chief Financial Officer concluded that this material weakness had been remediated and therefore no longer existed at September 30, 2005. Based upon the evaluation of disclosure controls and procedures and the material weakness described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. This conclusion is consistent with the Company’s conclusion with regard to its internal control over financial reporting as of September 30, 2005.

Except as otherwise discussed herein, there were no changes to our internal control over financial reporting that occurred during the third quarter, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The EPO revoked Infineum’s patent 974 at Opposition Division. Infineum has appealed to the EPO’s Board of Appeal. Octel, along with three other respondents, BASF, Clariant and Ethyl, will make representations to the Board of Appeal. It is unlikely that the appeal will be heard in 2005.

With regard to Infineum’s patents 155 and 972, all “composition” claims were revoked. Certain “use” claims were permitted. All five parties (Infineum and the respondents, Octel, BASF, Clariant and Ethyl) have appealed. The 972 appeal was heard in August 2005. The appeal by Infineum was rejected and Infineum’s patent number 972 was revoked. Under the agreement to stay the UK proceedings, Infineum have, in October 2005, paid £250,000 to the Company, which payment was contingent upon the outcome of the EPO Board of Appeal hearing. Infineum and Octel have appealed the 155 patent decision which is listed to be heard on November 18, 2005.

In addition Octel has opposed the following Infineum patents in the EPO:

v.	European Patent No. 0890631, a patent for a combination of an acid based lubricity enhancer together with a detergent. Opposition was filed in September 2004.

vi.	European Patent No. 0743973, a patent for a combination of a lubricity enhancer and polyoxylalkylene compound. Opposition was filed on January 21, 2005.

vii.	European Patent No. 0981592, a patent for a diesel detergent used to improve both detergency and lubricity performance in diesel fuels. Opposition was filed in May 2005.

viii.	European Patent No. 0885948, a patent for an EVA cold flow improver and ester based lubricity improver. Opposition was filed in September 2005.

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

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-core non-US subsidiaries of the Seller. The Company conducted an internal review of such transactions and activities and in March, 2005 disclosed to OFAC the preliminary results of such review. OFAC thereafter requested certain additional information relating to the Bycosin disclosure and in May, 2005 the Company provided OFAC with such additional information. During the course of an internal review, the Company received additional details relating to the previously disclosed Bycosin business and information concerning a series of small unrelated transactions involving the sale of TEL by The Associated Octel Company Limited (“Associated Octel”) to a Cuban entity that appears to have ended more than five years ago. The Company informed OFAC of its receipt of this additional information in June, 2005 and intends to disclose such further information as may be required regarding such matters to OFAC during the fourth quarter. The Company intends to continue to cooperate with OFAC. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material. The Company cannot predict the timing of further developments. The Company has not made any provisions in respect of any potential liabilities arising out of this matter.

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

Federal Trade Commission Matter

In the third quarter, 2005 Octel was engaged in discussions with the Federal Trade Commission (FTC) regarding its compliance with a 1999 consent decree relating to certain aspects of the TEL business and believes that such discussions have been concluded. It is possible that the FTC could determine that the Company has not complied with this consent decree.

Other Matters

No director or officer and, to our knowledge, no affiliate of the Company or any associate of any director or officer is involved, or has a material interest in, any proceedings which would have a material adverse effect on the Company.

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

ITEM 2	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers during the third quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31	—	—	—	$14.2 million
August 1—August 31	29,632	16.83	29,632	$13.7 million
September 1—September 30	—	—	—	$13.7 million
Total	29,632	16.83	29,632	$13.7 million

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

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5	Other Information: Market For The Registrant’s Common Equity And Related

Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (symbol—OTL). As of October 31, 2005 there were approximately 1,729 registered holders of the common stock.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company announced the payment of a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004. A further dividend of 6 cents per share was paid to shareholders on October 1, 2004. A dividend of 7 cents per share was paid to shareholders of record on February 18, 2005 on April 1, 2005. On August 12, 2005, the Company announced the payment of a dividend of 7 cents a share to shareholders of record as of August 31, 2005. This dividend was paid on September 30, 2005.

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

A report on Form 8-K was furnished on August 4, 2005, relating to the appointment of James F. Lawler as Executive Vice President and Chief Financial Officer.

A report on Form 8-K was furnished on August 12, relating to the payment of a dividend of 7 cents a share to shareholders of record as of close of business on August 31, 2005.

A report on Form 8-K was furnished on September 8, 2005, relating to the appointment of Patrick Williams as Executive Vice President and President of the Petroleum Specialties business.

A report on Form 8-K was furnished on September 27, 2005, relating to the letter of appointment for the Chief Executive Officer.

A report on Form 8-K was furnished on October 12, 2005, relating to the letter of appointment for the President of the Petroleum Specialties business.

A report on Form 8-K was furnished on October 25, 2005, relating to the third quarter results press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	By	/s/ PAUL W. JENNINGS
Paul W. Jennings President and Chief Executive Officer

Date: November 4, 2005	By	/s/ JAMES F. LAWLER
James F. Lawler Executive Vice President and Chief Financial Officer