Form 10-K
period 2005-12-31
INNOSPEC INC.
filed 2006-03-16
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number  1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 17 Ellesmere Port Cheshire United Kingdom	CH65 4HF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44-151-355-3611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act

Yes
No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes
No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	X
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b – 2 of the Exchange Act.

Large accelerated filer
Accelerated filer	X
Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes
No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2005) was approximately $78 million, based on the closing price of the common shares on The New York Stock Exchange on June 30, 2005. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 2, 2006, 12,424,832 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Innospec Inc.’s Proxy Statement to be mailed to stockholders on or about March 31, 2005 for the Annual Meeting of Stockholders to be held on May 2, 2006 are incorporated in Part III hereof by reference.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

General

Innospec Inc., a Delaware corporation (the “Company”) is a major manufacturer and distributor of fuel additives and other specialty chemicals. Its primary manufacturing operation is located at Ellesmere Port, South Wirral, United Kingdom. The Company’s products are sold globally, primarily to oil refineries and other chemical and industrial companies. Principal product lines are fuel additives, lead alkyl antiknock compound (“TEL”), and various performance chemicals.

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

The term “Innospec” as used herein means Innospec Inc. and its subsidiaries unless the context indicates otherwise. The name change from Octel Corp. was announced on January 30, 2006.

Segmental Information

The Company has three businesses for reporting and management purposes – Fuel Specialties, Performance Chemicals and Octane Additives. Fuel Specialties contains what used to be reported as the Petroleum Specialties segment, the octane enhancer for aviation gasoline business formerly reported in the TEL segment and the cold flow improver business previously reported in the Performance Chemicals segment. The Fuel Specialties business provides additives for a range of fuels to improve fuel efficiency, boost engine performance and reduce harmful emissions. Performance Chemicals includes a range of companies that manufacture performance chemicals used in a wide range of industrial processes and everyday products. The Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”) and supplies this as an octane enhancer in leaded gasoline for motor vehicles that run on leaded fuel.

Description of the Business

The Company is an international chemical company specializing in the manufacture, distribution and marketing of fuel additives and specialty chemicals. The Company is organised into three businesses for reporting and management purposes – Fuel Specialties, Performance Chemicals and Octane Additives.

Fuel Specialties

The Fuel Specialties business develops, produces and markets a range of specialty chemical products, used as additives to a wide range of fuels. The business specializes in manufacturing and supplying fuel additives that help improve fuel efficiency, boost engine performance and reduce harmful emissions. The business’s products are used in the efficient operation of automotive, marine and aviation engines, power station generators, heating and diesel particulate filter systems. Historically the business has grown through a program of mergers and acquisitions. This program has included the establishment of a 50% owned joint venture with Starreon LLC in 1999 to sell fuel additives in the USA and the subsequent acquisition of the remaining 50% of that joint venture, Octel Starreon LLC in July 2004. The Company has also acquired several wholly owned subsidiaries including Octel Deutschland GmbH (now renamed Octel Manufacturing Europe GmbH), the Gamlen group, CP Manufacturing BV, CP3500 International Limited, the Bycosin AB group. In November 2004, the Company announced the disposal of certain manufacturing and other assets held by the Company’s Swedish subsidiary, Bycosin AB, (now known as Octel Sweden AB). The Company has also established a joint venture in Valvemaster® Limited. The supply of octane enhancer for aviation gasoline is now managed by this business having previously been reported as part of the former TEL segment. More recently the business has grown revenues strongly by organic growth. Fuel Specialties sales accounted for approximately 45.6% of the Company’s 2005 sales.

Performance Chemicals

The Performance Chemicals focus going forward is to develop high performance products from its technology base complemented by selective acquisitions to achieve critical mass in a number of markets. The major product sourced from the UK business is the Octaquest® family of products, originally developed for the detergent market but now being adapted for use in the personal care, paper and photographic markets. Subsidiaries include ProChem Chemicals Inc., a custom and toll manufacturer based in the USA, Leuna Polymer GmbH, a manufacturer of waxes, cold flow improvers and ethyl vinyl acetate (EVA), based in Germany and Aroma & Fine Chemicals Limited. This business is based in the UK and manufactures aroma chemicals for use in the household, institutional care, industrial and personal care markets. The revenues from cold flow improvers manufactured in Leuna are now reported in the Fuel Specialties business. Performance Chemicals sales accounted for approximately 19.9% of the Company’s 2005 sales.

On January 14, 2005 the Company completed the acquisition of Finetex, Inc. for a consideration of $21.2 million. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets and is based in New Jersey, USA and North Carolina, USA. The results of Finetex have been consolidated in the Performance Chemicals business from the date of acquisition.

Octane Additives

The Octane Additives business supplies tetraethyl lead (TEL) for use in automotive gasoline. Octane Additives sales accounted for approximately 34.5% of the Company’s 2005 sales. This was down from 48.3% in 2004 due mainly to the loss of sales volume from Venezuela which withdrew from the TEL market in early 2005. TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline, allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid, reducing engine wear. Worldwide use of TEL has declined since 1973 following the enactment of the US Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a rate of decline in volume terms in the last few years of between 10% and 25% per annum. Management believes that a decrease in the sales of TEL for use in motor gas at the higher end of the range of 50% to 60% will occur in 2006. This is partly due to the decision of South Africa to go lead free for motor gasoline in 2006 and partly due to lower expected sales volumes from other customers. Thereafter the Company believes that market volumes will continue to decline by 15-20% year on year.

The Company intends to manage the decrease in the sales of TEL for use in motor gasoline safely and effectively and to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Octane Additives Goodwill

The Company adopted FAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. This requires that goodwill should no longer be amortized, but subject to an annual impairment review, or more often if events occur or circumstances change which suggest that an impairment may have occurred.

During 2002 and 2003, the goodwill impairment test for the Octane Additives business was performed annually at December 31. Both these reviews showed that the fair value of the reporting unit based on after tax cash flows discounted at the Company’s weighted average cost of capital exceeded the carrying value of Octane Additives assets and, accordingly, no indicator of impairment existed and step two of the FAS 142 impairment test was not performed.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. Based on the Company’s detailed forecast model, assumptions at December 31, 2003 indicated that the reduction in forecast future cash flows during 2004 would reduce the fair value of the reporting unit below the carrying value of Octane Additives assets and, accordingly, there was likely to be a significant goodwill impairment charge during the year ended December 31, 2004. As a result the Company determined that quarterly impairment reviews would be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter.

The value of the remaining cash flows from the Octane Additives business is calculated at any review date by reference to the best available estimates for future revenues, gross margins,

selling and administrative costs as well as the fixed and working capital requirements of the business. The resulting cash flows are then discounted by the Company’s weighted average cost of capital and the total discounted cash flows of the Octane Additives business are then allocated to the fair value of the Octane Additives business at that date. The Company uses this information to derive an implied goodwill value which is then compared to the carrying value to determine what impairment is needed.

Using this methodology and the assumptions underlying the detailed forecast model, the Company believes that it is possible to predict the pattern of likely future impairment charges of Octane Additives business goodwill. This method reflects the relatively unique nature of the Octane Additives business.

As a result of the reviews performed during 2004, an impairment charge of $40.7 million was recognized in the year. Due in large part to the unexpected exit of Venezuela from the market in early 2005, the Company recognized a charge of $134.4 million for the impairment of Octane Additives business goodwill in 2005 and the Company expects to incur a charge in subsequent years as the Octane Additives market continues to decline. The charge for 2006 is currently estimated at around $30.0 million.

Raw Materials

Raw material purchases account for a substantial portion of the Company’s manufacturing costs. The major purchases are ethylene, sodium, lead, CNI, ethyl chloride, various solvents and dibromoethane. These materials are, with the exception of ethylene in Germany, available readily from more than one source, and the Company uses long term contracts (generally with fixed prices and escalation terms) to help ensure availability and continuity of supply and manage the risk of price increases.

Patents and Intellectual Property

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes. These trademarks and patents relate primarily to the Fuel Specialties and the Performance Chemicals businesses, in which intellectual property forms a significant part of the Company’s competitive strengths. The majority of these patents were developed by the Company. Most of these patents, subject to maintenance obligations, including the payment of renewal fees, have at least ten years’ life remaining. The Company also holds a license for the manufacture of fuel detergents. The Associated Octel Company Limited (“AOC”) has filed applications to register the trade mark Innospec and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” in all countries/jurisdictions in which it has a significant market presence. The Company also has trademark registrations for Octaquest® in all countries/jurisdictions in which it has a significant market presence. The Company has applications in progress for a number of other trademark registrations in several jurisdictions.

Octel America Inc., a subsidiary of the Company, has trademarks for Stadis®, a conductivity improver, and Ocenol®, an antifoam for refinery use. AOC has trademarks for Valvemaster®,

a valve seat recession additive, worldwide except for USA, where Octel America owns the registration. The Company does not consider its business as a whole to be dependent on any one trademark, patent or licence.

Customers

The customers of the Company’s Fuel Specialties business are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies that had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of corporate restructurings and various mergers, joint ventures and other collaborative arrangements involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened and many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as the Company.

The customers of the Company’s Performance Chemicals business are mainly other chemical and industrial companies manufacturing chemical products with end uses in the household, personal care, institutional care and a variety of other industrial markets.

Octane Additives sales are made principally to the retail refinery market, which comprises independent, state or major oil company-owned refineries located throughout the world. Selling prices to major customers are usually negotiated under long-term supply agreements, with varying prices and terms of payment.

In 2005, no single customer accounted for more than 10% of net sales. Sales to the largest customer were $40.5 million. During 2004 the Company had one significant customer in the Octane Additives business who accounted for more than 10% of net sales. Net sales to this customer totalled $61.8 million. In 2003 the Company had two customers whose net sales accounted for more than ten percent of turnover. Net sales to these customers in 2003 were $47.5 million and $48.2 million respectively. In the second quarter 2005, one of these customers permanently left the Octane Additives market.

Competition

In the Fuel Specialties market there are a limited number of competitors. No one company holds a dominant market share in the fuel additives market. The Company considers its competitive strengths to be its strong technical development capacity, independence from major oil companies and its strong long-term relationships with refinery customers.

In the Performance Chemicals market there are a plethora of competitors because the Company operates in a number of market niches.

In the Octane Additives business, Innospec competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline. Government regulations have restricted or eliminated the use of TEL as an automotive gasoline additive in many of the largest and developed markets such as North America and Europe. As a result, worldwide demand for TEL is progressively declining as the use of unleaded gasoline becomes more widespread. On a worldwide basis Innospec remains the largest TEL manufacturer and marketer.

Agreements with Ethyl Corporation

Innospec supplies Ethyl Corporation (Ethyl) on a wholesale basis with TEL for resale to customers in the United States under a long term supply agreement at prices adjusted annually through agreed formulas.

Technology

The Company’s principal research and development facilities are now all located in Ellesmere Port, UK after the relocation in 2005 of the Fuel Technology Centre previously sited at Bletchley, UK. The Company’s research and development activity has been, and will continue to be, focused on the development of new products and formulations for the Fuel Specialties and the Performance Chemicals businesses. Technical customer support is also provided for the Octane Additives business. Expenditures to support research, product/application development and technical support services to customers were $ 11.2 million, $10.1 million, and $4.6 million in 2005, 2004, and 2003 respectively. $5.4 million of the increase in expenditures in 2004 over 2003 represents a reclassification of the cost of the former UK Fuel Technology Centre at Bletchley, UK to the research and development cost line item from the selling, general and administrative expense line item in 2003 and preceding years. The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Fuel Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest® has enabled the Company to enter into a new market in the performance chemicals area.

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

The principal sites giving rise to environmental remediation liabilities are the former Octane Additives TEL manufacturing sites at Paimboeuf in France and Doberitz and Biebesheim in Germany, together with the Ellesmere Port site in the UK, which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf and Biebesheim. Doberitz ceased to manufacture TEL in March 2002. There was substantial demolition of the production facilities and support buildings on the site in 2004. During the fourth quarter of 2004, the Company reached agreement with the local and Federal authorities in Germany on the scope of remediation work to be undertaken on the site and the Company’s liability for the costs of this work. Remediation work commenced in early 2005 and the above ground portion of the work has been completed. Below ground remediation is expected to be complete by the end of 2006. At Ellesmere Port there is a continuing remediation program related to those manufacturing units that have been closed. The Company regularly reviews the future costs of remediation and the current estimate is reflected in note 13 to the Financial Statements.

The Company records liabilities relating to the retirement of assets and environmental clean up when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgement by management.

Human Resources

The Company’s workforce at December 31, 2005 consisted of 802 employees, of which 385 were in the UK. Approximately 40% of the Company’s employees in the UK are represented by unions, including the Transport and General Workers Union and AMICUS.

The Company has in place an employee communication program to help its employees understand the business issues surrounding the Company and the corporate restructuring that has been implemented to respond to declining TEL demand and to the developing Fuel Specialties and Performance Chemicals businesses. Regular briefings are conducted by the CEO and line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions recognized by the Company for negotiating and consultative purposes.

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, United States of America. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain electronic versions of the Company’s reports on the SEC website at www.sec.gov.

The Company makes available, free of charge, through its Internet website (www.innospecinc.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on

Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

In addition, Innospec’s Corporate Governance Guidelines, Code of Ethics and Director Independence standards, and the written charters for the committees of Innospec’s Board of Directors are available on Innospec’s websites at www.innospecinc.com under “About Us – Corporate Governance” and in print upon request by writing to: Corporate Secretary, Innospec Inc., PO Box 17, Ellesmere Port, Cheshire, United Kingdom, CH65 4HF.

Item 1A	Risk Factors

Investing in our securities involves risks. Investors should carefully evaluate these risks including the factors discussed below before deciding to invest in our securities.

Octane Additives Business

The predicted remaining business of the Octane Additives business is concentrated in a relatively small number of customers. Should one or more of these customers choose for economic, environmental, political or other reasons to stop using TEL as an octane enhancer earlier than has been anticipated then the Company’s future operating income and cash flow from operations would be negatively impacted and there could also be a write-off of TEL business goodwill as the forecast discounted cash flow from that business would be reduced.

Financial Risks

The Company’s existing credit facilities contain restrictive covenants that limit its ability, among other things, to:

•	borrow money
•	use assets as security in other transactions
•	make investments
•	make acquisitions
•	pay dividends or buy back shares

Current credit facilities require the Company to meet certain financial ratios including net debt to EBITDA (as defined in the credit facility) and net interest expense to EBITA (as defined in the credit facility). The ability to meet these financial covenants depends upon the future operating performance of the businesses. If the Company failed to meet target covenants then it would be in technical default on the borrowing facility and the maturity of the outstanding debt could be accelerated unless it were able to obtain waivers from the lenders.

The Company expects to need to refinance some of the existing debt at the end of the current three and a half year term of the current borrowing facility. Should the Company not be able to secure refinancing on satisfactory terms at that point this would have implications for the continuing operations of the Company.

Cost of Raw Materials and Energy

The Company buys large quantities of various raw materials and energy for use in the business. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant price instability. These fluctuations in price can be caused by political instability in oil producing nations, and elsewhere or other factors influencing supply and demand globally. Innospec does not typically enter into hedging arrangements with respect to energy costs or raw materials. Should costs of raw materials or energy increase and should Innospec’s businesses not be able to pass on these cost increases to their customers then operating margins and cash flow from operating activities could be negatively impacted. Should raw material prices increase significantly then the Company’s need for working capital could increase which would negatively impact cash flows from operations.

Environmental Risks

The Company is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. The Company is also required to obtain various environmental permits and licenses many of which require periodic notification and renewal.

The Company operates on a number of manufacturing sites. The Company’s historic operations, and the historic operations of companies who have previously operated on sites that the Company has acquired, entail the risk of environmental contamination of the properties that it owns or has owned. This may result in fines or criminal sanctions against the Company or may entail the Company in material costs to remediate historic contamination.

The Company further anticipates that certain production facilities may cease production in the medium to long term. On closure of some of these production operations in the future the Company expects to be subject to environmental laws that will require production facilities to be safely decommissioned and a degree of environmental remediation to be undertaken. The degree of environmental remediation will depend upon the plans for the future use of the operating sites that are affected and the environmental legislation in force at the time. The Company has currently made a decommissioning and remediation provision based on the Company’s current obligations, the current plans for those sites and current environmental legislation. Should the Company’s future plans for the sites change or should environmental legislation change then these provisions may prove inadequate and this will have a negative impact on future operating income and cash flows from operations.

Competition and Market Conditions

Certain of the Company’s businesses are subject to intense competition. The Company competes on the basis of a number of factors including product quality and properties, customer relationships and service and regulatory and toxocological expertise. For some products the competitors are larger than the Company’s businesses and may have greater access to financial resources. As a result these competitors may be able to better withstand a change in conditions within the industries in which the Company operates, a change in the prices of raw materials or a change in global economic conditions. Competitors may be able to introduce new products with enhanced features that may cause a decline in the sales of the Company’s products. Consolidation of customers or competitors in the market areas in which the Company operates may cause a loss of market share for the Company’s products or place downward pressure on prices. All of these risks could negatively impact future revenues, gross margins and operating cash flows.

Regulatory Risk

The Company is currently the subject of an investigation by the SEC into potential violations of federal securities law as a result of transactions conducted by the Company’s wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH, under the United Nations Oil For Food Program. The Company has also made a voluntary disclosure to U.S. Office of Foreign Assets Control (“OFAC”) regarding dealings with Cuba by certain of the Company’s current and former subsidiaries. The Company has made provision for legal expenses and potential penalties in respect of these matters where this is feasible. However should the Company’s estimates prove to be inadequate then this could have a material impact upon the Company’s operating income and cash flows from operations.

Currency Risk

The Company generates revenues and incurs operating costs in currencies other then the US dollar. As a result currency fluctuations between the US dollar and other currencies, predominantly the euro and sterling will continue to have an impact upon the Company’s future financial performance. The Company cannot accurately predict the nature or extent of future exchange rate variability. While the Company takes steps to manage currency exposure by entering into hedging transactions this cannot eliminate all exposure to future exchange rate variability and this could materially impact future operating income and cash flows from operations.

Pensions Risk

The Company operates a defined benefit scheme in the UK although this scheme is now closed to new entrants without trustee discretion. This scheme has a large number of deferred and current pensioners. Should future investment returns prove insufficient to meet future obligations or should future obligations increase due to actuarial factors or changes in pension legislation then the Company may be required to inject additional funds into this scheme. This could have a material impact on future operating income and cash flows from operations.

Product Risk

Many of the Company’s products are required to be registered with the U.S. Environmental Protection Agency (“EPA”) and with comparable governmental agencies elsewhere. Such registration is subject to periodic review and is subject to the requirement to produce product data. The European Union is currently considering additional legislation known as the Registration, Evaluation and Authorization of Chemical substances regulation (“REACH”) which would require most of the Company’s products to be registered with EU Authorities. Under this legislation the Company must demonstrate the continuing safety of its products. This registration will require the Company to incur expense to test and register its products. While the Company expects that its products will be approved for re-registration after testing it is possible that certain products may not be reregistered if the test data proves unsatisfactory. In such an outcome some of the Company’s products may be restricted or banned in the EU.

Item B	Unresolved Staff Comments

Not applicable.

Item 2	Properties

A summary of the Company’s principal facilities is shown in the following table. Each of these properties is owned by the Company, except where otherwise noted:

Location	Principal Operations

Newark, Delaware, US (1)	Innospec Inc. Headquarters
Ellesmere Port, UK	Innospec Inc. European Headquarters; Business Teams; Manufacturing; Research & Development; Administration;
Fuel Technology Center
Widnes, UK	Aroma & Fine Chemicals Limited; Manufacturing and Administration
Herne, Germany (1)	Octel Manufacturing Europe GmbH; Manufacturing and Administration
Leuna, Germany	Leuna Polymer GmbH; Manufacturing and Administration
Zug, Switzerland (1)	OBOAdler Limited; Alcor Chemie Vertriebs GmbH. Sales and Administration
Vernon, France	Gamlen SA; Manufacturing and Administration
Littleton, Colorado (1)	Octel Starreon LLC; Administration
High Point, North Carolina, US (1)	ProChem Chemicals Inc.; Manufacturing and Administration
Spencer, North Carolina, US (1)	Finetex Inc.; Manufacturing and Administration
(1)	Leased property

The headquarters of Innospec Inc. is located at 220 Continental Drive, Newark, DE 19713.

The Company’s Octane Additives manufacturing site is at Ellesmere Port. We believe that the capacity of our plant can be managed in a flexible manner to meet anticipated demand. Actual annual operating levels have been reviewed as part of management’s response to the decline in Octane Additives markets.

The Company’s Fuel Specialties manufacturing capacity at Ellesmere Port comprises a multi-purpose fuel additives plant (3,500 mt per annum).

The Company’s Performance Chemicals manufacturing capacity at Ellesmere Port comprises an EDDS plant (1,600 mt per annum) for the manufacture of Octaquest®.

The Company disposed of the manufacturing facility at Milwaukee, Wisconsin in the US along with other assets of the Octel Performance Chemicals Inc. (“OPCI”) business in December 2005. The Company also relocated its European Headquarters from Manchester in the UK to Ellesmere Port in the UK. The Company also relocated certain activities of the Fuel Technology Centre to Ellesmere Port from the Bletchley site in the UK.

Item 3	Legal Proceedings

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding such transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. The Company conducted an internal review of such transactions and activities and, in March 2005, disclosed to OFAC the preliminary results of such review. Thereafter, OFAC requested certain additional information relating to the Bycosin disclosure, and, in May 2005, the Company provided OFAC with such additional information. During the course of its internal review, the Company obtained additional details relating to the previously disclosed Bycosin business and information concerning a series of unrelated transactions involving the sale of TEL by its subsidiary The Associated Octel Company Limited (“Associated Octel”) to a Cuban entity. Such sales of TEL ended in 1999. The Company informed OFAC of its receipt of this additional information in June 2005. On January 27, 2006, the Company submitted additional information to OFAC regarding this matter. The Company’s internal review identified, among other things, that: (i) Bycosin’s non-U.S. subsidiaries maintained an office in Cuba from which they conducted their fuel additive sales, and other related activities; (ii) Associated Octel employees traveled to Cuba for business-related purposes with respect to the Bycosin sales on two occasions and consulted with representatives of Bycosin’s non-US subsidiaries regarding substantial contracts with the Cuban customers; (iii) Gamlen Industries, S.A., a French company and an indirect subsidiary of the Company, sold fuel additive products to a Bycosin subsidiary that were delivered to a Cuban customer on four occasions; (iv) Associated Octel was involved in the direct and indirect sale of TEL products to one principal Cuban customer between 1991 and 1999, and, although the last sale of TEL was in April 1999, certain ancillary aspects primarily related to discontinuing these commercial relationships continued until January 2002 and (v) the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-US subsidiaries since January 1999 is approximately $26.6 million. The Company intends to continue to cooperate with OFAC’s continuing review of its voluntary disclosure.

The Cuban Assets Control Regulations (31 CFR Part 515) (“CACR”) were issued by the U.S. Government under the Trading With the Enemy Act as amended (50 U.S.C. App. 5(b)). These regulations, in conjunction with the Helms-Burton Act, generally prohibit “persons subject to the jurisdiction of the United States”, which includes foreign subsidiaries of U.S. companies, from engaging in business and transactions with Cuba. However compliance with the CACR by European companies is prohibited by Council Regulation No. 2271/96 adopted by the Council of the European Union in November 1996. The U.S. regulations and the European regulations conflict with each other in certain respects. The Company cannot predict how OFAC will interpret the implementation of the CACR or other relevant laws or regulations with respect to the commercial activities involving Cuba of the Company’s former non-U.S. subsidiaries. While the Company believes that it is no longer engaged in business with certain entities, persons and countries that are subject to restrictions and sanctions under U.S. trade laws and regulations and that it has taken appropriate steps to achieve compliance with applicable U.S. laws and regulations relating to trade and investment, if the Company or its subsidiaries (current or former) were found not to have complied with such laws or regulations, or any other applicable laws or regulations, including those of jurisdictions the laws of which are conflicting, the Company or its subsidiaries could be subject to fines or other civil or criminal penalties which could be material.

At this time, however, management believes that it would be speculative and potentially misleading for the Company to predict the specific nature or amount of penalties that OFAC might eventually assess against it. While penalties could be assessed on different bases, if OFAC assessed penalties against the Company on a “performance of contracts basis”, the applicable regulations provide for penalties, in the case of civil violations of the CACR, of the lesser of $65,000 per violation or the value of the contract. Since January 1999, non-U.S. subsidiaries of the Company have entered into 43 contracts with Cuban entities, each of which could be considered a separate violation of the CACR by OFAC. OFAC may take the position that the CACR should be interpreted or applied in a different manner, potentially even to permit the assessment of penalties equal to or greater than the value of the business conducted with Cuban persons or entities.

As of the date hereof, the Company has not had any discussions with OFAC regarding the nature or amount of penalties to which it might be subject, or how such penalties might be calculated, including whether OFAC might assess penalties for transactions performed before January 1999. The Company has considered the range of possible outcomes and potential penalties payable. In accordance with the Company’s accounting policies, provision has been made for management’s current best estimate of the potential liability, including anticipated legal costs. However, should the underlying assumptions prove incorrect, the actual outcome could differ materially from that expected. Management is not able to estimate the range of any additional loss, if any.

Management believes that at this time it is still not able to predict with any certainty how OFAC will calculate the number of possible violations of the CACR that may have occurred or the nature or amount of penalties to which the Company could be subject. First, while the Bycosin sales occurred within the last five years, virtually all of Associated Octel’s TEL sales and transactions with Cuba occurred more than five years ago and, thus, may be outside the statute of limitations period established by the relevant laws. Second, OFAC’s penalty guidelines permit mitigation from the maximum penalty amount based on a company having made a voluntary disclosure. However, at this time, it is not possible to determine whether OFAC will agree that the Company should qualify for mitigation because of its voluntary disclosure. Third, the regulations do not indicate what approach OFAC might take in regards to assessing penalties against a company whose options for extricating its foreign subsidiaries from the commercial relationships with Cuba were limited by the Council Regulation No. 2271/96 adopted by the Council of the European Union and the Mexican blocking measures. Thus, we cannot speculate as to how OFAC might characterize these possible violations nor can we predict the timing of further developments or the final outcome of the voluntary disclosure to OFAC. However, as stated in our previous filings, if the Company or its subsidiaries (current or former) were found to have not complied with the CACR, the Company believes that it could be subject to fines or other civil or criminal penalties, which could be material.

The Chief of the Office of Global Security Risk (“OGSR”) of the SEC’s Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter (“response letter”) to OGSR on December 14, 2005. To date, OGSR has not responded to the Company’s response letter requested any additional information from the Company or ruled out the possibility of further action.

Infineum Patents

In April 2002, the Company commenced proceedings in the Patents Court in the U.K. against Infineum USA L.P. (“Infineum”) for the revocation of the U.K. equivalent of European Patent No. 0807155 (“155”), European Patent No. 0743972 (“972”) and European Patent No. 0743974 (“974”).

The Company and Infineum agreed that the issues between them concerning the validity of certain patents should be determined at the European Patent Office (“EPO”), and not in the U.K. courts. Accordingly, Innospec and Infineum agreed that the U.K. proceedings for revocation of the patents and Infineum’s counterclaim for infringement should be stayed while this determination at the European Patent Office took place.

With regard to Infineum’s patents 155 and 972, all “composition” claims were revoked. Certain “use” claims were permitted. All five parties (Infineum and the respondents, Innospec, BASF, Clariant and Ethyl) appealed. The 972 appeal was heard in August 2005. The appeal by Infineum was rejected and Infineum’s patent number 972 was revoked. Under the agreement to stay the UK proceedings, Infineum have, in October 2005, paid £250,000 to the Company, which payment was contingent upon the outcome of the EPO Board of Appeal hearing. The 155 patent appeal was heard in November 2005. Certain claims of the 155 patents were allowed. Such claims do not have an adverse effect on the Company’s ability to sell its existing product range. By virtue of the agreement to stay the UK proceedings, the Company paid Infineum the sum of £100,000.

The EPO revoked Infineum’s patent 974 completely. Infineum appealed to the EPO’s Board of Appeal. Innospec, along with three other respondents, BASF, Clariant and Ethyl, opposed Infineum’s appeal and made representations to the Board of Appeal. The appeal was heard on February 15, 2006. The EPO Board of Appeal upheld the revocation of Infineum’s 974 patent. Under the UK stay of proceedings Infineum must pay the sum of £400,000 to the Company.

In addition, the Company has opposed the following Infineum patents in the EPO:

(i)	European Patent No. 0890631, a patent for a combination of an acid based lubricity enhancer together with a detergent. Opposition was filed in September 2004.

(ii)	European Patent No. 0743973, a patent for a combination of a lubricity enhancer and polyoxylalkylene compound. Opposition was filed on January 21, 2005.

(iii)	European Patent No. 0981592, a patent for a diesel detergent used to improve both detergency and lubricity performance in diesel fuels. Opposition was filed in May 2005.

(iv)	European Patent No. 0885948, a patent for an EVA cold flow improver and ester based lubricity improver. Opposition was filed in September 2005.

Innospec commenced opposition proceedings in the EPO on January 7, 2005, against Rhodia’s patent European Patent No. 1090211. The matter will be heard at first instance by the EPO Opposition Division on March 24, 2006. Infineum has opposed Innospec’s diesel particulate fuel patent, European Patent No. 1047755.

United Color Manufacturing

On April 20, 2004, United Color Manufacturing filed a claim for damages and injunctive relief under the federal Lanham Act and Pennsylvania’s common law alleging false advertising by Octel Starreon concerning Octel Starreon’s Oil Red B Dyes. This claim was vigorously resisted by the management of Octel Starreon. This dispute has now been fully settled by the two parties at a cost of $0.5 million to the Company.

Federal Trade Commission Matter

In July 1999, The Associated Octel Company Limited (“AOC”) a wholly owned indirect subsidiary of the Company and AllChem Industries (“AllChem”) entered into a consent order (“Order”) with the U.S Federal Trade Commission (“FTC”), which, among other things, required AOC to sell TEL for 15 years to AllChem pursuant to a certain Supply Agreement dated July 30, 1999. The Order, among other things, required AOC (i) to seek FTC approval before changing any of the price terms of the Supply Agreement, and (ii) to file yearly compliance reports. Thereafter, AOC changed some of the price terms without obtaining FTC approval and filed compliance reports that failed to mention the changes. When AOC discovered the error in June 2005, it notified the FTC of the compliance report issues and changes to the Supply Agreement, and sought retroactive approval for the latter, which request is pending. However, because the changes to the Supply Agreement lowered the price of TEL to AllChem, the Company does not believe that it is probable that the FTC will seek to impose civil penalties for AOC’s possible violation of the Order.

Oil For Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company’s wholly owned indirect subsidiary company, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents concerning these transactions by the Company and Alcor. The Company, and its officers and directors, intend to cooperate with the SEC in its investigations.

Resignation of Dennis Kerrison as President and Chief Executive Officer

On March 17, 2005 the Company announced that it had filed a Form 12b-25 (Notification of Late Filing) with the SEC with respect to its Annual Report on Form 10-K as a result of the need to complete an investigation of the transaction described below and its impact on management’s assessment of internal control over financial reporting.

On February 24, 2005, Dennis J Kerrison (“Kerrison”), then the President and Chief Executive Officer (“CEO”) of the Company, arranged to transfer £50,000 (equivalent to approximately ZAR 500,000, and approximately US $95,000) from his UK bank account to the account of Associated Octel Company South Africa Pty Limited (“Octel South Africa”), a wholly owned indirect subsidiary of the Company. On the same day, at the initiation of Kerrison, Octel South Africa made a payment of ZAR 500,000 (equivalent to approximately US $95,000) for Kerrison’s personal use. Kerrison’s UK bank sent the funds to Octel South Africa’s bank account on February 24, 2005, which funds were credited to Octel South Africa’s bank account on February 28, 2005. Octel South Africa was reimbursed on behalf of Kerrison for associated costs of approximately ZAR 629 (approximately US $107) on March 3, 2005.

The investigation, conducted by independent counsel appointed by a Special Committee of the Board was completed on March 29, 2005. Also on March 29, 2005, the Special Committee reported on the investigation to the Company’s Board of Directors. The findings were adopted by the Board. Based on the findings, it was determined that the transaction appeared to violate the Company’s Code of Ethics, and that elements of the transaction may have resulted in potential violation of certain laws and regulations by the then CEO, the managing director of Octel South Africa and the Company. In addition, it was determined that local controls over disbursements at Octel South Africa were overridden as a result of the transaction initiated by Kerrison.

Upon completion of the investigation, the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and concluded that a material weakness existed as of December 31, 2004. As of March 31, 2005 the Board and the then Chief Financial Officer (“CFO”) concluded that this material weakness had not been remediated, and still existed at March 31, 2005. The Board determined that this conclusion was consistent with the Company’s conclusion with regard to its internal control over financial reporting as of March 31, 2005.

On April 12, 2005, the Company announced the resignation of Kerrison as President and CEO, effective April 15, 2005. The Company implemented a remediation program that involved training all staff in its Code of Ethics, stressing the unacceptability of override of internal controls by management, and the establishment of a register of directors’ and officers’ interests and procedures with respect to actual or potential conflicts.

The Company met with the SEC in May 2005 to discuss this matter. To date, the SEC has taken no additional action, and there has been no further communication between the SEC and the Company regarding this matter.

As of September 30, 2005, the current CEO and CFO concluded that this material weakness had been remediated and therefore no longer existed at September 30, 2005. The CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. This remains the view at December 31, 2005.

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

Except as described above, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

Item 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5	Market For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is currently listed on the New York Stock Exchange (“NYSE”) (Symbol IOP). As of March 2, 2006 there were approximately 1,704 registered holders of the common stock. By a resolution dated February 14, 2006, the Board of Directors of the Company approved in principle to withdraw its listing from the NYSE and to have its securities listed on The NASDAQ Stock Market (“NASDAQ”). On March 10, 2006 the Company received approval to have its securities listed on NASDAQ and on March 14, 2006 the Board affirmed its decision to list on NASDAQ. The last day of trade on the NYSE will be March 21, 2006 and the first day of trade on NASDAQ will be March 22, 2006. The ticker symbol on NASDAQ will be IOSP.

It is considered that a switch to NASDAQ would benefit the Company and its shareholders because NASDAQ could help support the Company’s re-positioning, the NASDAQ market could offer better liquidity and transaction execution quality and the costs of trading are generally lower than NYSE.

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

On February 16, 2006 the Company announced the payment of a dividend of 8 cents a share to shareholders of record as of February 23, 2006. This dividend is expected to be paid in April 1, 2006.

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

The refinancing facility agreed on December 13, 2005 allows a maximum dividend of $2.5 million per annum in 2005, plus 10% annual growth thereafter provided that no default has occurred or would result from such payment. The Company may repurchase its own shares provided that this will not affect compliance with the financial covenants in the facility.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	—	—	$13.7 million
November 1 - November 30	33,230	$15.01	33,230	$13.2 million
December 1 - December 31	—	—	—	$13.2 million
Total	33,230	$15.01	33,230	$13.2 million

On October 25, 2004 the Company announced that the board of directors of Innospec Inc. had authorized an additional $15.0 million to repurchase Innospec’s shares pursuant to its buy back program. The total amount approved to date in relation to share buy-backs is $21.4 million.

On February 16, 2006 the Company announced that the board of directors of Innospec Inc. had authorized the acceleration of the Company’s stock repurchase program and in accordance with a non-discretionary stock re-purchase program established under rule 10b 5-1 may repurchase up to 300,000 shares of its common stock by April 26, 2006.

The Company also has authorized securities for issuance under equity compensation plans. The information contained in Item 12 under the heading “Shares Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

The Company has not, within the last three years, made any sales of unregistered securities.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(dollar amounts in millions except per share figures)	2005 (1)	2004 (1) (2)	2003 (1) (2)	2002 (1) (2)	2001
Summary of performance
Net sales	$527.7	$468.1	$443.1	$433.6	$414.1
Impairment of Octane Additives business goodwill	(134.4)	(40.7)	—	—	—
Operating (loss) / income	(97.7)	41.7	97.9	89.7	58.5
Costs of debt extinguishment	—	—	—	—	17.1
(Loss) / income before income taxes and minority interest	(117.9)	34.0	81.6	77.6	24.4
Minority interest	(0.2)	(2.0)	(4.3)	(3.0)	(4.2)
Income taxes	(4.2)	(20.1)	(23.2)	(23.0)	(14.0)
(Loss) / income after income taxes from continuing operations	(122.3)	11.9	54.1	51.6	6.2
Net (loss) / income	(123.7)	6.2	51.8	52.1	5.6
Net cash provided by operating activities	43.8	62.4	85.2	100.0	90.0

Financial position at year end
Working capital	113.8	60.4	67.8	41.0	68.1
Total assets	675.3	790.6	741.6	747.2	788.7
Long-term debt (including current portion)	144.6	124.3	104.6	159.2	231.0
Stockholders’ equity	$314.4	$445.8	$430.2	$362.5	$290.4

Financial ratios
Net (loss) / income as a percent of sales	(23.4)	1.3	11.7	12.0	1.4
Effective income tax rate as a percent (3)	(3.5)	62.8	30.0	30.8	69.3
Current ratio (4)	1.7	1.2	1.6	0.9	1.0

Share data
Earnings per share
– Basic	$(10.00)	$0.50	$4.34	$4.41	$0.48
– Fully diluted	(10.00)	0.48	4.13	4.15	0.45
Earnings per share from continuing operations
– Basic	(9.89)	0.96	4.53	4.36	0.53
– Fully diluted	(9.89)	0.92	4.31	4.11	0.50
Dividend paid per share	0.14	0.12	0.05	0.05	—
Shares outstanding (basic, thousands)
– At year end	12,325	12,337	12,059	11,843	11,750
– Average during year	12,368	12,345	11,925	11,817	11,764
Stock price
– High	$20.52	$32.00	$20.48	$26.09	$19.20
– Low	14.60	18.62	12.56	15.80	11.40
– At year end	16.27	20.81	19.69	15.80	18.00
(1)	From January 1, 2002, the amortization of goodwill ceased in accordance with FAS 142.
(2)	2004, 2003, 2002 and 2001 comparatives have been restated in order to reflect discontinued operations.
(3)	The effective tax rate is calculated as a percentage of income before income taxes.
(4)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY (UNAUDITED)

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005

Net sales	$133.2	$125.8	$133.0	$135.7
Gross profit	50.2	45.8	45.0	48.5
Operating income/(loss) (1)	1.0	(99.2)	1.1	(0.6)
Net (loss) / income	(2.4)	(104.8)	(9.1)	(7.4)
Net cash provided by operating activities	10.3	(13.9)	19.5	27.9
Per common share:
(loss) /Earnings – basic	(0.19)	(8.46)	(0.74)	(0.61)
– fully diluted	(0.19)	(8.46)	(0.74)	(0.61)
Stock price – high	20.52	19.77	18.79	17.80
– low	17.90	15.43	16.05	14.60

2004

Net sales	$102.2	$117.1	$125.5	$123.3
Gross profit	43.1	56.3	50.9	55.7
Operating income/(loss)	12.6	12.3	19.1	(2.3)
Net income/(loss) [1]	7.2	3.2	9.1	(13.3)
Net cash provided by operating activities	17.2	19.2	0.5	25.5
Per common share:
Earnings/(loss) – basic	0.59	0.26	0.73	(1.08)
– fully diluted (2)	0.56	0.25	0.70	(1.08)
Stock price – high	30.05	32.00	27.00	23.85
– low	19.75	20.06	21.15	18.62

NOTES

(1)	The figures for 2004 and 2005 have been restated in order to reflect discontinued operations. This had no impact on cash flows.

(2)	In view of the fact that a net loss of $13.3 million was made in the fourth quarter, 2004, the basic and fully diluted loss per common share are the same for that quarter. However, on an annual basis the fully diluted earnings per common share was $0.48, meaning that effectively the impact of the fourth quarter loss on fully diluted earnings was a loss of $1.03.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion should be read in conjunction with our consolidated Financial Statements and the notes thereto, included elsewhere herein.

FACTORS AFFECTING OUR RESULTS

Octane Additives Market Developments and Goodwill Impairment

In its second quarter 2005 filing on Form 10-Q the Company confirmed that Venezuela, a major customer, had permanently left the Octane Additives (formerly known as TEL) market for motor gasoline and the Company was now planning and acting accordingly. In 2004 and 2003 net sales to this customer were $61.8 million and $47.5 million respectively. As a result, the Company has recognized a significantly larger than anticipated charge ($134.4 million) in the year for the impairment of Octane Additives business goodwill. This mainly reflects the reduction in the anticipated discounted cash flows that had previously been assumed in the Company’s model that supported the value of Octane Additives business goodwill at the end of the first quarter, 2005 as a result of the loss of this major customer.

The Company also indicated that the loss of this customer would require restructuring of the cost base and a review of manufacturing capacity. The Company has since completed the relocation of its European Head Office activities to the UK manufacturing site at Ellesmere Port as well as a number of high level personnel changes designed to streamline the corporate cost base. The Fuel Specialties business has also consolidated its research and technology activities on the Ellesmere Port site following the relocation of certain activities from of the former Fuel Technology Center at Bletchley, UK. The Octane Additives business scaled back the production of TEL effective June 2005 in order to deal with the reduction in demand. The Company has since announced a further round of restructuring of manufacturing and support services at Ellesmere Port and recognized the restructuring charges, including pension curtailment charges, associated with that program.

The loss of Venezuela as a major Octane Additives customer required the Company to review its current and projected operational flexibility and liquidity. The Company therefore initiated discussions with its senior lenders in the third quarter. As a result of those discussions the Company agreed the terms of a new three and a half year financing facility of $167.1 million that is appropriate to the Company’s needs in December 2005. As at December 31, 2005, the Company had $140.0 million of debt outstanding under its new senior credit facility agreement and was in compliance with all financial covenants therein as of December 31, 2005. The Company is also, under its current projections, fully compliant with all of the financial covenants of the new financing facility.

Acquisition of Finetex, Inc.

On January 14, 2005 the Company completed the acquisition of Finetex, Inc. (Finetex) for a total consideration of $21.2 million. Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets and is based in New Jersey, USA and North Carolina, USA. The results of Finetex for the period from the date of acquisition to December 31, 2005 are consolidated in the Performance Chemicals business. The acquisition was financed by a drawdown of the Company’s previous Revolving Credit Facility.

Resignation of Dennis Kerrison as President and Chief Executive Officer

A special investigation relating to a transaction between the then Chief Executive Officer and the Associated Octel Company (South Africa) (Pty) Limited, a wholly owned indirect subsidiary of the Company, by independent counsel appointed by members of the Company’s Audit Committee and the Company’s Corporate Governance and Nominating Committee (the “Special Committee”) was completed in March 2005. As a result of the investigation, the Board of Directors and Mr. Kerrison agreed on Mr. Kerrison’s resignation from the Board and from the positions of Chief Executive Officer and President of the Company effective April 15, 2005. Mr. Kerrison will not seek re-election to the Board of the Company. Mr. Kerrison will however remain available to the Board as an advisor until April 2007.

The terms of Mr. Kerrison’s resignation are governed by an agreement between the Company and Mr. Kerrison dated April 8, 2005 (the “Resignation Agreement”). Under the Resignation Agreement, Mr. Kerrison will receive his salary and bonus for the period up to and including December 31, 2005, and thereafter until April 2007 he will receive his salary and a discretionary bonus. Mr. Kerrison will have 12 months from the date of resignation to exercise any options due to him under the Innospec Inc. Performance Related Share Option Plan and the Innospec Inc. Company Share Option Plan and will receive a proportion of the matching shares under the Co Investment Plan. Mr. Kerrison has no other outstanding options. Mr. Kerrison will serve as an advisor to the Board until 2007, but has resigned from any positions he holds as Chief Executive Officer, President, Board member or trustee of the Company or its affiliates.

A charge of $4.0 million was recognized relating to the salary and emoluments, including pension costs, of Mr. Kerrison together with the costs of professional advice to which he may be entitled under the Resignation Agreement.

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

Appointment of Paul W. Jennings as President and Chief Executive Officer

On June 23, 2005 the Company announced that Paul W. Jennings had been appointed as President and Chief Executive Officer with immediate effect.

Appointment of James F. Lawler as Vice President and Chief Financial Officer

On August 1, 2005 the Board of Innospec appointed James F. Lawler as Executive Vice President and Chief Financial Officer with immediate effect.

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

Change of Name

On January 30, 2006 the Company changed its name to Innospec Inc., and the stock symbol also changed from OTL to IOP. The change was effected by the merger of a wholly owned subsidiary into the Company. No stockholder vote was required or obtained for either the merger or the name change. The name change was implemented to reflect developments in the Company’s business and its strategic direction. The name change was supplemented by presentations made to investors by members of the Company’s executive management team in February 2006. Copies of such presentations may be accessed on the Company’s website at www.innospecinc.com.

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2005 compared to Fiscal 2004:

The following table showing operating income by reporting business also shows the comparative results of operations in 2004 and 2003.

Product Group Data

(in millions)	2005	2004	2003
Net sales:
Fuel Specialties	$240.6	$195.6	$173.3
Octane Additives	181.9	226.1	248.8
Performance Chemicals	105.2	46.4	21.0

	$527.7	$468.1	$443.1

Gross profit:
Fuel Specialties	$80.2	$67.6	$63.7
Octane Additives	92.7	129.8	131.2
Performance Chemicals	16.6	8.6	3.9

	$189.5	$206.0	$198.8

Operating income:
Fuel Specialties	$26.2	$20.8	$21.5
Octane Additives	69.2	104.4	109.9
Performance Chemicals	1.0	0.2	(2.3)
FAS 87 pension (charge)/credit	(1.7)	2.7	9.3
Corporate costs	(26.7)	(33.0)	(25.6)
Restructuring charge	(31.3)	(8.3)	(14.9)
Impairment of Octane Additive business goodwill	(134.4)	(40.7)	—
Loss on disposals	—	(4.4)	—

Operating Income	$(97.7)	$41.7	$97.9

The 2004 and 2003 results have been adjusted to reflect the effect of discontinued operations. They have also been adjusted to reflect the newly announced reporting segments of the Innospec business.

The following table is presented to show the incremental impact of the acquisitions of Leuna, Aroma & Fine Chemicals (“AFC”) and Finetex in 2005. A similar analysis is presented later for the comparison of 2004 results to those achieved in 2003.

Effect of acquisitions on 2005 group results compared to 2004

(in millions)	2005 As Reported	Effect of Acquisitions	2005 Before Acquisitions	2004 As Reported
Net sales	$527.7	$59.0	$468.7	$468.1
Gross profit	189.5	6.3	183.2	206.0
Selling general and administrative expense	(97.6)	(5.3)	(92.3)	(89.6)
Research and development expense	(11.2)	(0.7)	(10.5)	(10.1)
Amortization of intangible assets	(12.7)	(1.5)	(11.2)	(11.2)
Impairment of Octane Additives business goodwill	(134.4)	—	(134.4)	(40.7)
Restructuring charge	(31.3)	(0.4)	(30.9)	(8.3)
Loss on disposals	—	—	—	(4.4)
Operating (loss) / income	$(97.7)	$(1.6)	$(96.1)	$41.7

The table above includes the impact of the acquisition of Leuna, the results of which were consolidated for six months in 2004, the results of AFC, the results of which have been consolidated for four months in 2004 and the results of Finetex which was acquired in January, 2005. The impact of the acquisition of the remaining 50% of the shares in Octel Starreon LLC has not been included as the results of Octel Starreon LLC have been fully consolidated by the Company since the inception of the joint venture in 1999, with a corresponding charge in the minority interest line item. The minority interest charge for the period to full acquisition of Octel Starreon LLC on July 8, 2004 was $1.9 million. Accordingly no table of the impact of acquisitions is presented for the Fuel Specialties business.

The effect of acquisitions on 2005 Performance Chemicals business results compared to 2004 is as follows:

(in millions)	2005 As Reported	Effect of Acquisitions	Performance Chemicals Before Acquisitions 2005	2004 As Reported
Net sales	$105.2	$56.0	$49.2	$46.4
Gross profit	16.6	5.5	11.1	8.6
Selling general and administrative expense	(12.2)	(5.2)	(7.0)	(6.6)
Research and development	(2.0)	(0.6)	(1.4)	(1.6)
Amortization of intangible assets	(1.4)	(1.1)	(0.3)	(0.2)
Business operating income	$1.0	$(1.4)	$2.4	$0.2

The remaining effect of acquisitions is reported in the Fuel Specialties business results.

Net sales

Net sales for 2005 of $527.7 million are $59.6 million (12.7%) higher than the $468.1 million reported in 2004. Fuel Specialties sales of $240.6 million were $45.0 million (23.0%) higher than in 2004. Sales in the Americas grew by 34.4% due to higher sales of cetane number improver and additives for diesel ahead of new legislation. Sales in the EMEA region grew by 16.3% and sales in Asia Pacific grew by 12.2%. Octane Additives sales volumes are 25.7% below the volumes for 2004 but sales value is only down by 19.5% mainly due to price increases. Sales volumes to the Americas are down 90.8% due to the loss of business in Venezuela. Sales to Asia Pacific have proved to be resilient and volumes were actually 6.4% higher than in 2004. Shipments to the Middle East were 95.7% ahead of shipments in 2004. Sales to Africa fell by 19.9% from the level in 2004 and, as South Africa has now left the market for octane additives for motor gasoline, we expect volumes to be down further in 2006. The newly acquired subsidiaries (AFC, Leuna and Finetex) contributed $56.0 million of the $58.8 million additional sales in Performance Chemicals in the year.

Gross profit

At $189.5 million gross profit was 8.0% lower than in 2004. The gross profit margin for the Company was 35.9% compared to 44.0% in 2004. Higher margin Octane Additives sales were a smaller proportion of total sales in 2005 than in the same period in 2004 (34.5% down from 48.3%) and this mix effect depressed the overall gross profit margin by approximately 4.8% points. In Fuel Specialties the gross margin at 33.3% was 1.3 percentage points lower than the gross margin in 2004. The gross margin has been impacted by the rapid growth in sales of relatively lower margin cetane number improvers in the USA and the loss of manufacturing margin as a result of the Bycosin disposal in 2004. The gross profit margin in Octane Additives of 51.0% was 6.4 percentage points lower than the gross margin in 2004. In the fourth quarter, 2004 surplus remediation provision of $6.4 million, relating to a former TEL manufacturing site in Germany, was released. This represented 2.8 percentage points of Octane Additives gross margin in 2004. In 2004 a $3.2 million provision related to a take or pay contract for materials was released following a review of the likely material requirements. However the recent loss of Venezuelan volumes has forced a review of this contract and as a result a provision of $1.7 million was recognized in the second quarter, 2005. This release of provision represents 1.4% percentage points of Octane Additives gross margin in 2004 and the build up of provision in 2005 represented 0.9 percentage points of gross margin. The rest of the decline in gross margin is mainly due to a combination of higher production costs per ton and higher raw material costs per ton. The gross margin in Performance Chemicals was 15.8% in 2005. This is 2.7 percentage points lower than the gross margin in 2004. The newly acquired subsidiaries have a lower gross margin than the previously existing businesses in this business unit although they also have lower selling, general and administrative costs.

Operating expenses

At $97.6 million selling, general and administrative expenses were $8.0 million higher than in 2004. This extra cost was primarily in the Fuel Specialties business where costs increased by

$5.7 million. This included legal and other costs associated with the Company’s voluntary disclosure to OFAC. In Octane Additives selling, general and administrative costs were $1.9 million lower than in 2004 due to a rationalization of selling expenses as certain sales offices have been closed. In Performance Chemicals the full year impact of the 2004 and 2005 acquisitions increased selling, general and administrative expenses by $5.2 million and this represents most of the increase for the division in these costs. However at $26.7 million, corporate costs were $6.3 million (19.1%) lower when compared to 2004. This reflects the effect of the relocation of the European Head Office to the Ellesmere Port site and the streamlining of the executive structure. A reversal from a pension credit to a pension charge resulted in additional costs of $4.4 million. These savings were offset by legal costs associated with the governance special investigation.

Restructuring charge

The Company incurred restructuring costs of $31.3 million in 2005. The equivalent charge in 2004 was $8.3 million. $2.2 million was recognized in relation to a new cost reduction program in manufacturing and support activities on the TEL manufacturing site. A charge of $1.6 million was recognized in relation to severance of corporate staff. A charge of $1.4 million was recognized under FAS 146 under a previous cost reduction program where leavers have stayed longer than their contractual notice periods. Associated with all of the 2005 severance programs a pension charge of $12.5 million was recognized under FAS 88 as there has been a curtailment event due to the significant restructuring activity in the UK in 2005.

A charge of $1.2 million has been recognized in relation to the closure of the European Head Office in Manchester, UK. This charge represents a write-off of fixed assets where the value has been impaired by the closure and other costs of closure. A charge of $0.9 million was recognized relating to fixed asset write-offs resulting from the closure of the Fuel Technology Centre in Bletchley, UK. A charge of $1.1 million was recognized relating to severance costs arising from the decision to relocate the research and technology activities that had previously been carried out at that site to the Ellesmere Port, UK site. A charge of $2.0 million was recognized in relation to the decision to dispose of the Adastra diesel particulate filters business. This included $1.6 million of fixed asset and other write-offs and $0.4 million of severance costs. A charge of $0.4 million was recognized in relation to the severance costs associated with a plan to consolidate manufacturing activities on to one site in one of our US businesses. Other charges relate to the costs of site clearance in the UK ($3.4 million) and non UK severance in the Fuel Specialties business ($0.6 million).

A charge of $4.0 million has been recognized relating to the costs of salary, additional costs of professional advice and other emoluments paid to the previous Chief Executive Officer (as more fully described above in “Resignation of Dennis Kerrison as President and Chief Executive Officer”).

Amortization of intangible assets

The amortization charge was $12.7 million in 2005. This is $1.5 million higher than the charge recognized in 2004. In both periods a charge of $10.1 million in the year related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining $2.6 million relates to the amortization of intangible assets recognized in 2004 and 2005 in the acquisition accounting for the recent acquisitions.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $134.4 million for the impairment of Octane Additives business goodwill in 2005. The loss of anticipated sales from Venezuela was the principal reason for this unexpectedly high charge and reflects the loss of the anticipated future cash flows that had previously been assumed in the model that supported the value of Octane Additives business goodwill at the end of 2004. The charge in 2004 was $40.7 million.

The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $30.0 million for the year ending December 31, 2006, if actual cash flows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense, interest income and other expense (net)

At $7.6 million the net interest expense is $2.0 million higher than in 2004. This is principally because of the higher average level of net debt in 2005 when compared to the equivalent period in 2004 following the acquisition outflows in the second half of 2004 and early 2005 and the increase in US base rates. In 2005 interest expense was $9.5 million and interest income was $1.9 million. In 2004 interest expense was $6.4 million and interest income was $0.8 million. Other income and expense of $12.6 million consists mainly of a $5.5 million charge for the write-off of an investment in the third quarter, a charge of $1.2 million to fully provide against two other investments, $2.2 million sundry other charges and a $3.7 million charge for exchange losses on forward foreign exchange contracts.

Income taxes

The headline rate of income tax is (3.5)% in 2005 compared to 62.8% in 2004. The change in the effective tax rate and the reason why the Company is paying taxes on a loss making operation is that the charge for the impairment of Octane Additives business goodwill is not an allowable deduction for tax purposes. The effective rate of tax for 2005 excluding the impairment of Octane Additives goodwill was 25.8% compared to 27.6% in 2004.

Discontinued operations

The loss of $1.4 million relates to the disposal of OPCI and the Gamlen Waste Water Treatment business.

Results of Operations – Fiscal 2004 Compared to Fiscal 2003:

The following table is presented to show the impact of the acquisitions in 2004.

Effect of acquisitions on 2004 group results compared to 2003

(in millions)	2004 As Reported	Effect of Acquisitions	2004 Before Acquisitions	2003 As Reported
Net sales	$468.1	$29.0	$439.1	$443.1
Gross profit	206.0	5.6	200.4	198.8
Selling general and administrative expense	(89.6)	(2.4)	(87.2)	(71.0)
Research and development expense	(10.1)	(0.3)	(9.8)	(4.6)
Amortization of intangible assets	(11.2)	(0.3)	(10.9)	(10.4)
Impairment of Octane Additives business goodwill	(40.7)	—	(40.7)	—
Restructuring charge	(8.3)	(0.1)	(8.2)	(14.9)
Loss on disposals	(4.4)	—	(4.4)	—
Operating Income	$41.7	$2.5	$39.2	$97.9

The table above includes the impact of the acquisition of Leuna, the results of which were consolidated for six months in 2004 and the results of AFC, the results of which have been consolidated for four months in 2004. The impact of the acquisition of the remaining 50% of the shares in Octel Starreon LLC has not been included as the results of Octel Starreon LLC have been fully consolidated by the Company since the inception of the joint venture in 1999, with a corresponding charge in the minority interest line item. The minority interest charge for the period to full acquisition of Octel Starreon LLC on July 8, 2004 was $1.9 million.

The effect of acquisitions on 2004 Performance Chemicals business results compared to 2003 is as follows:

(in millions)	2004 As Reported	Effect of Acquisitions	Performance Chemicals Before Acquisitions 2004	2003 As Reported
Net sales	$46.4	$25.4	$21.0	$21.0
Gross profit	8.6	4.8	3.8	3.9
Selling general and administrative expense	(6.5)	(2.2)	(4.3)	(4.5)
Research and development	(1.6)	(0.3)	(1.3)	(1.7)
Amortization of intangible assets	(0.3)	(0.3)	—	—
Business operating income / (loss)	$0.2	$2.0	$(1.8)	$(2.3)

Net sales

Total net sales for 2004 of $468.1 million were $25.0 million (5.6%) ahead of 2003 sales. The 2003 sales figures have been adjusted from previously reported sales to reflect the disposal of the Bycosin Mexico business in 2004 and the disposals of Octel Performance Chemicals Inc. and Gamlen Waste Water Treatment in 2005. The results of these businesses are now reported in the discontinued operations line item, net of tax. The effect of acquisitions is reflected in the table above. After adjusting for the effect of acquisitions, sales fell by $4.0 million (0.9%).

Net sales in Fuel Specialties were $22.3 million (12.9%) ahead of 2003 sales, after adjustment for the disposal of Bycosin Mexico. Of this $7.3 million (4.2%) was due to the effect of the appreciation of the euro and sterling against the US dollar. Strong growth was experienced in the USA Fuel Specialties business. There was also growth in the European refinery and performance business.

Octane Additives net sales fell by $22.7 million (9.1%) with volumes 15.1% down on 2003 volumes. Most of the reduction in volume was due to lower sales to the Middle East (down 73% in volume) and South East Asia (down 25% in volume) but sales to Africa, outside of South Africa, were 24% ahead of 2003 volumes. Good price management mitigated the effect of the decrease in volumes.

Net sales in the Performance Chemicals were significantly impacted by the acquisitions in the year, as is demonstrated in the table above. After adjusting for the effect of acquisitions net sales were unchanged when compared to 2004.

Gross profit

Total gross profit for 2004 of $206.0 million was $7.2 million (3.6%) ahead of 2003 gross profit.

In Fuel Specialties, gross profit increased by $3.9 million (6.1%). However, the gross profit margin fell from 36.8% to 34.6%. The major reason for this was the delay in passing through higher costs of oil based raw materials to selling prices. Also the fair value adjustment arising on the acquisition of the remaining 50% of Octel Starreon LLC in the period required a $0.4 million uplift to the carrying value of inventory to be recognized.

Gross profit in the Octane Additives business at $129.8 million was only $(1.4) million lower than in 2003 despite the 9.1% reduction in net sales. Gross profit margin increased from 52.7% to 57.4% and was boosted by the $6.4 million (2.8% margin) release of remediation provisions from the former production site at Doberitz in Germany. The Company reached an agreement in the fourth quarter of 2004 with the local authorities in Germany on the scope of work to be carried out and as a result the level of provision required has been reviewed and adjusted accordingly. In addition a $3.2 million provision created in 2003 for a potential liability under a take or pay contract for raw material for TEL has been released, as the decision to delay the reduction in manufacturing capacity has eliminated the expected liability under the contract. This release accounts for 1.4% of the increase in gross profit margin for 2004. The remaining increase in gross profit margin is attributed to strong selling price management.

In Performance Chemicals, the effect of the acquisitions on the gross margin can be seen above. The gross profit margin including the impact of acquisitions remained static at around 18.5%.

Operating expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses. They increased by $24.1 million (31.9%) in 2004 to $99.7 million, $2.7 million of the increase being due to the effect of acquisitions.

In Fuel Specialties, operating expenses were up from $42.2 million to $46.8 million. The main reason for the increase was the impact of the weaker US dollar on the significant sterling and euro denominated cost base.

In Octane Additives the increase in operating expenses was $4.1 million including the effect of the weaker US dollar ($1.3 million). The rest is due to increased administrative and selling costs in the UK.

In Performance Chemicals, the effect of the acquisitions on operating expenses can be seen from the table above. In the existing business, operating income held constant as lower gross profits were balanced by savings in selling, general and administrative expense and in research and development spending.

There was a $7.4 million (28.9%) increase in corporate costs. The effect of the weaker US dollar on our predominantly UK based corporate cost base was $2.9 million. The external cost of compliance with the Sarbanes-Oxley section 404 certification process was $1.5 million. The remaining $3.0 million of increase in the corporate costs line item is due to inflation and the increase of resources, predominantly in the areas of technology, finance and human resources.

Due to the high proportion of inactive members in the Company’s principal defined benefit pension scheme in the UK, the net pension credit associated with this is reported separately. The net pension credit was $6.6 million lower in 2004 at $2.7 million. This was mainly due to the de-risking of the pension fund as a result of the decision to invest in a higher proportion of bonds rather than equities.

The increase of $5.5 million to $10.1 million in reported research and development expense is mainly due to the reclassification of the cost of the UK Fuel Technology Centre to research and development cost from selling general and administrative expense in 2003.

Restructuring costs

A charge of $8.3 million was recognized in 2004 related to restructuring activities, compared to a charge of $14.9 million in 2003.

The major elements of this charge were:

•	$3.2 million expense for discretionary demolition of redundant facilities at Ellesmere Port;

•	$2.0 million in relation to the programme to streamline production capacity and site support costs that commenced in 2003;

•	$1.5 million relating to the severance of certain senior UK employees;

•	$1.4 million related to restructuring the back office operations of the European Petroleum Specialties business;

•	$0.2 million related to severance in the French Octane Additives sales office.

Amortization of intangible assets

An $11.2 million charge was recognized in 2004 in relation to the amortization of intangible assets. This was $0.8 million higher than the charge for 2003. In the Fuel Specialties business, a charge of $0.6 million was recognized relating to the amortization of certain intangible assets identified on acquisition of the remaining 50% of Octel Starreon LLC in July 2004.

A charge of $10.3 million was recognized in the Octane Additives business due to the amortization of an intangible asset arising from the permanent source interruption payments to Veritel, which is being amortized on a straight line basis over the six years ending December 31, 2007.

In the Performance Chemicals business, a charge of $0.3 million was recognized in relation to the acquisition of certain intangible assets identified during the fair value exercise that was undertaken on acquisition of AFC.

Operating income by business

Fuel Specialties operating income was $0.7 million (3.3%) below 2003 at $20.8 million. Although sales and gross profits were both boosted by the effect of the weaker US dollar, operating expenses outweighed this benefit and reduced operating income. In addition the effects of the fair value inventory charge and the charge for amortization of intangible assets in Octel Starreon LLC further reduced operating income by $1.1 million. This was offset by a $1.0 million increase in the operating income from aviation gas due to higher gross margins.

Octane Additives operating income was $5.5 million (5.0%) below 2003 at $104.4 million. The one-off releases mentioned above broadly offset the volume effect of the lower sales. However, the higher operating expenses incurred were the main reason for the reduced operating income.

In Performance Chemicals, operating income was up by $2.5 million on 2003 to a profit of $0.2 million. The effect of the acquisitions is the most significant reason for improvement and is shown in the table above.

Impairment of Octane Additives business goodwill

The Company has recognized a charge of $40.7 million for the impairment of Octane Additives business goodwill in 2004. There was no charge in 2003, as a review of the discounted future cash flows indicated that these were sufficient to support the value of Octane Additives business goodwill at that date. The Company has tested Octane Additives business goodwill at the end of each quarter in 2004 and has recognized a charge in each quarter. The charge in the first quarter was relatively small as the surplus discounted cash flow that existed at the end of 2003 was exhausted.

Loss on disposals and discontinued operations

The Company has recognized a total charge of $13.0 million in respect of the disposal of certain non-core businesses in the Fuel Specialties business, manufacturing and other assets of Bycosin AB (a wholly owned Swedish subsidiary, now known as Octel Sweden AB), and the right to supply and distribute certain power products in certain geographic regions for a net consideration of $2.9 million. Of this total charge, $8.5 million represents a write-off of goodwill. The share of goodwill written off represents the proportion of the disposed business relative to the fair value of the integrated Petroleum Specialties business outside of the USA. The Bycosin Mexico subsidiaries were disposed of in their entirety and there is no ongoing involvement with that business and so the loss associated with that disposal, along with the operating income for the year to the date of disposal, has been included in discontinued operations. The net loss on disposal of the Bycosin Mexico subsidiaries was $3.9 million.

The remaining $9.1 million of the loss on disposal of the Bycosin assets has been included in operating income in the loss on disposals line item as the business continues to source product from Bycosin in Sweden to support the power and marine markets. Also included in the loss on disposals line item is a $4.7 million profit arising on the disposal of the Paris office of Octel France that was no longer required following the integration of this business with Gamlen France.

Interest expense and interest income

Interest expense was $6.4 million compared to $12.6 million in 2003. The main reasons for this were the significantly lower level of average net debt during 2004 when compared to 2003 and the significantly lower interest rates payable following the refinancing of the Company’s finance facility completed in January 2004. The 2003 interest expense also included a charge of $1.9 million, relating to the amortization of deferred finance costs incurred on arranging the previous finance facility that were written off in the fourth quarter of 2003, prior to the completion of the new facility in January 2004. Interest income was $0.3 million higher than in 2003 due to the higher average level of cash on deposit during 2004.

Other expense (net)

Other expense was a charge of $2.1 million, down from a charge of $4.2 million in 2003. A lower level of foreign exchange charge (down by $3.2 million) was the main reason for this reduction.

Minority interest

The charge for minority interest in 2004 was $2.0 million, down from $4.3 million in 2003 due to the purchase of the remaining 50% of Octel Starreon LLC in July 2004. The results of Octel Starreon had previously been fully consolidated with a corresponding charge to minority interest.

Income taxes

The charge for income tax was $20.1 million at an effective rate of tax of 62.8%, up from 30.0% in 2003. The main reasons for the increase in the effective rate are the non taxable effect of Octane Additives business goodwill impairment, certain costs associated with the disposal of the Bycosin Mexico subsidiaries and other Bycosin assets and foreign exchange movements. There was a release of $3.9 million of certain precautionary tax reserves following a review of the tax expenses faced by the Company, as it is no longer considered probable that these tax payments will be made.

Share of affiliated company earnings

The $1.0 million charge in 2004 related to the disposal of the Company’s 49% stake in Joss Holdings BV (Joss) in the first quarter of 2004. The Company sold its stake to the majority shareholders. Joss had sold TEL into certain territories but this function will now be undertaken by another subsidiary of the Company as the distribution agreement with Joss expired at the end of 2003 and was not renewed. A loss of $1.0 million was recognized on disposal of the Company’s investment in Joss, of which $0.6 million related to a tax charge in the holding company that held the investment.

Discontinued operations

The charge of $4.7 million in 2004 relates to the disposal of the Bycosin Mexico subsidiaries and operating losses of Octel Performance Chemicals Inc. and Gamlen Waste Water Treatment.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the year ended December 31, 2005 was an inflow of $43.8 million compared with an inflow of $62.4 million in 2004. Net income was lower by $129.9 million mainly as a result of the non-cash Octane Additives impairment charge of $134.4 million compared to $40.7 million in 2004, the higher restructuring costs of $31.3 million compared to $8.3 million in 2004 and the $27.1 million decline in SBU operating income including corporate costs. Net interest expense was higher by $2.0 million but the income tax charge was $15.9 million lower. Large tax payments in the year relating to tax charges from prior periods and the low current charge for taxation resulted in a significant reduction in the accrual for income taxes and other liabilities of $22.5 million compared to a $11.4 million increase in this accrual in 2004. Of the $1.2 million decrease in working capital $15.5 million is due to a decrease of accounts receivable. This was mainly due to the timing of year end shipments and payments in the Octane Additives business. Inventory increased by $20.3 million. Of this $4.5 million relates to a build up of TEL inventory in 2005. This was partly due to the deliberate build up of inventory in order to accelerate the downturn in the production volume of TEL. Inventory also increased in support of sales growth in the Fuel Specialties business (by $11.5 million). There has been an increased cash flow of $6.0 million due to increases in accounts payable and accruals since December 31, 2004. The $10.0 million reduction in the pension prepayment is mainly due to the curtailment charge of $12.5 million relating to higher liabilities arising from restructuring that has not yet had a cash effect through funding of the defined benefit plan. The high levels of restructuring expense recognized to date has resulted in an increase in the plant closure provision of $2.1 million.

The $22.3 million outflow on business combinations mainly represents the outlay, net of cash, acquired to purchase Finetex ($21.2 million). There was a $1.1 million outflow as the Company increased its stake in one of its other unconsolidated investments. In 2004 there was a $80.2 million outflow. This was due to the $43.8 million cash outlay to acquire the 50% share in Octel Starreon LLC previously held by Starreon Corporation LLC, the $30.8 million cash outlay to acquire Aroma & Fine Chemicals Limited (AFC), the $5.2 million outlay net of cash to acquire control of Leuna Polymer GmbH, $2.6 million outflow to acquire a 20% shareholding in Deurex Microtechnologies GmbH, sundry investments in associates of $1.8 million less $4.2 million received from the sale of our 49% interest in Joss Holdings BV and $0.2 million net outflow from the Bycosin disposal.

The loss of Venezuela as a major Octane Additives customer in the second quarter of 2005 required the Company to review its current and projected operational flexibility and liquidity. The Company therefore initiated discussions with its senior lenders in the third quarter. As a result of those discussions the Company has agreed the terms of a new three and one half year financing facility more appropriate to the Company’s needs. The new facility contains certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non-US GAAP measure that represents liquidity), a ratio of net interest expense to EBITA (another non-US GAAP measure) and a ratio of net operating cash flow pre finance costs to scheduled debt amortization and interest costs. EBITDA and EBITA are defined in the facility agreement. The new financing facility also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0. This “look forward” test was not applicable to the Company during 2005 due to such ratio not being exceeded.

As of December 31, 2005, the Company had $140.0 million of debt outstanding under its new senior credit facility agreement and was in compliance with all financial covenants therein as of December 31, 2005.

The issue of Treasury stock to holders of options who chose to exercise their options has raised $1.4 million in 2005. $2.5 million was spent in 2005 on the repurchase of 146,862 shares at an average price of $16.99.

The $30.0 million repayment due on our former term loan was made on January 30, 2005. On the same date $51.0 million of the former revolving credit facility was drawn down. The net $21.0 million drawdown was used to finance the acquisition of the shares of Finetex, Inc., the properties which this business uses and the associated fees. In January 2004, $97.5 million of the previous borrowing facility had been repaid and $100.0 million of the new borrowing facility drawn down.

In December, 2005 the Company drew down the new term loan of $100.0 million and $40.0 million of the new revolving credit facility.

The debt profile as at December 31, 2005, including the principal facility and other group debt, is set out below:

(in millions)
2006	$14.5
2007	15.1
2008	20.0
2009	95.0

$144.6
Current portion of long-term debt	(14.5)

Long-term debt, net of current portion	$130.1

On April 1, 2005 the Company paid a dividend of 7 cents per share to shareholders under the semi-annual program announced in 2002. On September 30, 2005 the Company paid a further dividend of 7 cents per share.

The Company expects to fund its operations from operating cash flows and its existing financing facility over the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of subjectivity and judgment of assessment are those related to environmental liabilities, the identification of and the impairment of goodwill and intangible assets, pension accounting, restructuring costs and the marketing agreements with Ethyl. Any adverse variance between actual results and future projections in these areas may impact on results of operations and financial condition.

Environmental liabilities

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. Remediation provisions at December 31, 2005 amounted to $23.2 million and relate principally to our sites in the UK, France and Germany. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main UK site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of Octane Additives, particularly in the market for aviation gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Goodwill

The Company adopted FAS 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. This requires that goodwill should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company elected to perform its annual tests in respect of Fuel Specialties and Performance Chemicals goodwill as of December 31 each year. In reviewing for any impairment charge the fair value of the reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best estimates at that time.

During 2002 and 2003, the goodwill impairment test for the Octane Additives business was performed annually at December 31. Both these reviews showed that the fair value of the reporting unit based on after tax cash flows at the Company’s weighted average cost of capital exceeded the carrying value of Octane Additives assets and, accordingly, no indicator of impairment existed and step 2 of the FAS 142 impairment test was not performed.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. Based on the Company’s detailed forecast model, assumptions at December 31, 2003 indicated that the reduction in forecast future cash flows during 2004 would reduce the fair value of the reporting unit below the carrying value of Octane Additives assets and, accordingly, there was likely to be a significant goodwill impairment charge during the year ended December 31, 2004. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter.

The value of the remaining cash flows from the Octane Additives business is calculated at any review date by reference to the best available estimates for future revenues, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business. The resulting cash flows are then discounted and the total discounted cash flows of the Octane Additives business are then allocated to the fair value of the Octane Additives business unit at that date. The Company uses this information to derive an implied goodwill value which is then compared to the carrying value to determine what impairment is needed.

Using this methodology and the assumptions underlying the detailed forecast model, the Company believes that it is possible to predict the pattern of likely future impairment charges of Octane Additives business goodwill. This method reflects the relatively unique nature of the Octane Additives business.

As a result of the reviews performed during 2005, an impairment charge of $134.4 million was recognized in the year and the Company expects to incur charges in subsequent years as the Octane Additives market continues to decline.

Goodwill of $32.4 million associated with sales of TEL for aviation gasoline was transferred to the Fuel Specialties business. There is $61.5 million of goodwill relating to the Octane Additives business.

Intangible Assets

At December 31, 2005, the Company performed its annual impairment review for goodwill for Fuel Specialties and Performance Chemicals and believes that there has been no impairment of goodwill in respect of those reporting segments. Goodwill of $3.6 million was created on the acquisition of Finetex in 2005.

In 2005, as part of the fair value accounting for the acquisitions the Company identified certain intangible assets in Finetex. An intangible asset of $4.2 million was recognized in Finetex in respect of a number of ongoing customer relationships in that company. A further intangible asset of $2.9 million was recognized in respect of certain patents held by that company. These assets will be amortized over their estimated economic life of thirteen years and ten years respectively. A charge of $0.6 million was recognized in respect of the amortization of these assets in 2005.

Pensions

The Company accounts for pensions in accordance with FAS 87 and provides associated disclosures in accordance with FAS 132. The Company also recognized a charge of $12.5 million in respect of a curtailment event in 2005 in accordance with FAS 88. The prepaid pension cost is material to our balance sheet, the net prepayment being $113.0 million at December 31, 2005. The underlying plan asset value and projected benefit obligation were $710.7 million and $725.2 million, respectively, at the end of 2005. Movements in the underlying plan asset value and projected benefit obligation are dependent on actual return on investments and pay awards, as well as our assumptions as to future trends in these areas. The continuation of the prepayment depends on the fair value of the plan assets exceeding the accumulated benefit obligation. This surplus at the measurement date, October 5, 2005, was $15.1 million. In the event of a deficit, a liability would be created equal to the sum of the prepayment and the deficit, and the related charge would be reported in accumulated other comprehensive income. The Company’s independent advisors carried out a full actuarial valuation of the pension plan during 2003 and updated this during 2004 and 2005. The results have been reflected in these financial statements. The Company will continue to monitor the status of the plan on a quarterly basis. A full actuarial valuation is being carried out as at December 31, 2005 and the results of this, when available, will be reflected in the Company’s financial statements. The discount rate used represents the annualised yield on medium and longer term AA rated corporate bonds in the UK. A 0.25% reduction in the discount rate would increase the Projected Benefit Obligation by around $27 million and increase the net periodic pension cost for 2006 by $1.5 million.

Restructuring costs

The Company embarked upon a restructuring program during 2003 at the UK TEL manufacturing site. This was accounted for under FAS 146 as it was initiated after January 1, 2003. The scheme had a statutory element and an incentive element for agreeing to voluntary severance. The severance terms were also more generous than statutory terms. The statutory minimum element was recognized at the date at which the individual agreed to voluntary redundancy. The amount of total severance cost in excess of statutory requirements is being recognized over the remaining service life of those who agreed to leaving dates beyond their contractual notice period. A charge of $1.7 million related to this program was recognized in

2004 and a further charge of $1.0 million was recognized in 2005. Other cash restructuring costs are being recognized as expended.

Sales and marketing agreement

The Company has entered into a number of sales and marketing agreements with the Ethyl Corporation (Ethyl) for the sale of TEL in all areas of the world except North America and the European Economic Area through December 31, 2009. Under these agreements we produce the TEL and all marketing and sales effort is in the Innospec name. Ethyl provides bulk distribution, marketing and other services. The net proceeds are paid to Ethyl and Innospec on an agreed formula, with Innospec receiving 68% of the total. Sales and expenses incurred under the agreement are included within the Company’s income statement. Ethyl’s share of the net proceeds for services is charged within cost of goods sold. The majority of net proceeds are calculated and settled on a monthly basis, but there is an element receivable by the Company from Ethyl which is computed annually in arrears. In prior years the amounts involved were not significant, but because of increases in the value of this retrospective element we decided effective January 1, 2002, that it was more appropriate to recognize a prudent accrual during the year, based on best current estimates of the expected outcome.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Innospec’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to environmental remediation, impairment of goodwill and intangible assets, pension accounting, restructuring costs and marketing agreements with Ethyl. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Financial Statements.

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

Contractual Commitments

The following represents contractual commitments at December 31, 2005 and the effect of those obligations on future cash flows:-

(in millions)	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Long-term debt	$140.0	$10.0	$35.0	$95.0	$—
Settlement of Loan Notes	4.3	4.3	—	—	—
Remediation payments	23.2	3.3	6.5	3.0	10.4
Severance payments	7.8	6.7	1.1	—	—
Unconditional purchase obligations	2.3	1.9	0.4	—	—
Capital commitments	2.6	2.6	—	—	—
Operating lease commitments	2.7	1.4	1.0	0.3	—
Interest payments on debt	31.8	9.1	17.9	4.8	—
Planned funding of pension obligations	15.5	3.1	6.2	6.2	—

Total	$230.2	$42.4	$68.1	$109.3	$10.4

The Company issued £2.5 million of Loan Notes in two equal tranches on acquisition of AFC. These Loan Notes mature in 2006.

Remediation payments represent those cashflows that the Company is currently obligated to pay in respect of current and former facilities. It does not include any discretionary remediation costs that the Company may choose to incur.

Unconditional purchase obligations relate to certain raw material take or pay contracts which have been entered into by the Company.

Capital commitments relate to certain capital projects that the Company has committed to undertake.

Operating lease commitments relate primarily to office space, motor vehicles and items of office equipment which are expected to be renewed and replaced in the normal course of business.

The Company is subject to interest at variable rates on certain elements of its long term debt. The estimated payments included in the table above assume a constant US base interest rate of 5-5.5% on the main credit facility. Estimated commitment fees are also included and interest income is excluded.

The amounts related to the pension scheme refer to the likely levels of Company funding of the UK defined benefit pensions scheme and certain pension commitments to senior employees. It is not meaningful to predict an amount after five years because there are so many uncertainties about wage rates and employment levels.

Environmental Matters and Plant Closures

The Company is subject to environmental laws in all of the countries in which it operates. Under certain environmental laws, the Company is responsible for the remediation of hazardous substances or wastes at currently or formerly owned or operated properties.

Most of our manufacturing operations have been conducted outside the United States and, therefore, any liability pertaining to the investigation and remediation of contaminated properties is likely to be determined under non-US law.

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision of $23.2 million is made for those costs to which we are committed under environmental laws. Expenditure against provisions was $2.2 million, $2.0 million and $3.7 million in the years 2005, 2004 and 2003, respectively.

We have also incurred personnel severance costs in relation to the management of the decline in the TEL market and the restructuring of the Fuel Specialties business. Total severance expenditure was $9.7 million, $6.0 million, $8.2 million in the years 2005, 2004 and 2003, respectively. Provision is made for severance costs under the conditions of FAS 146 and FAS 112. The provision at December 31, 2005 was $7.8 million. Severance charges recognized in the income statement in 2005 relating to the restructuring program were $11.8 million. The Company expects that a further $0.1 million will be recognized in 2006 in respect of current severance programs under FAS 146.

Inflation

Inflation has not been a significant factor for the Company over the last several years. Management believes that inflation will continue to be moderate over the next several years.

Cautionary Statement for Safe Harbor Purposes

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

Interest rate risk

The Company uses interest swaps to manage interest rate exposure. As of December 31, 2005 the Company had cash and cash equivalents of $ 73.2 million with no bank overdraft. As of December 31, 2005 long-term debt stood at $ 144.6 million including a current component of $ 14.5 million. The Company entered into new interest swap agreements in 2005 that cover $50.0 million of the $100.0 million term debt. On the basis that $50.0 million of the $100.0 million senior term loan is hedged against interest movements and that the Company would receive interest on the positive cash balances, then unhedged debt, net of cash balances was $16.8 million. Thus a hypothetical absolute change of 1% in interest rates on the net amount of these balances for a one-year period would reduce net income and cash flows by around $0.2 million before tax. On a gross basis, assuming no additional interest on the cash balances, a 1% increase in US LIBOR interest rates would reduce net income and cash flows by approximately $0.9 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity, nor management action to mitigate such changes.

Exchange rate risk

Approximately 50% of the Company’s forecast sales for 2006 are denominated in US dollars with the balance mainly comprising euros (over 40%) and sterling (around 10%). The reporting currency of the Company is the US dollar. The company evaluates the functional currency of each reporting unit according to the economic environment in which it operates. Several major subsidiaries of the company operating outside of the US have the US dollar as their functional currency because of the nature of the markets in which they operate.

In the Fuel Specialties business more than 50% of forecast sales are denominated in dollars and more than 45% in euros. The Fuel Specialties is reasonably well hedged against a 5% increase in the US dollar against the euro but expenses in sterling exceed gross profit. For this reason such a shift in exchange rates, while reducing net sales by around $6.0 million would increase operating income by around $1.0 million for this business.

The Octane Additives market is predominantly a US dollar market, although sales to certain territories are transacted in euros. TEL raw materials are purchased in a mixture of US dollars, sterling and euros but when the Ethyl compensation payments are taken into account, over 110% of gross profit is denominated in US dollars with unmatched expenses in sterling. Selling, administrative and general expenses are generally in the currency of the legal entity with the majority being denominated in sterling. A 5% increase in the US dollar against both sterling and the euro would result in additional operating income of $1.0 million, due mainly to the lower burden of the sterling denominated cost of goods sold and operating expenses.

In the Performance Chemicals business approximately 50% of forecast sales are denominated in euros, with the remainder split between US dollars (around 17%) and sterling (around 30%). Due mainly to the large operating profits denominated in euros, a 5% increase in the US dollar against both sterling and the euro would reduce operating profit by approximately $0.5 million.

Corporate costs are largely denominated in sterling. A 5% increase in the US dollar against both the euro and sterling would increase reported operating income by approximately $1.0 million.

In all cases where a 5% increase of the US dollar has been used as an illustration, a 5% decrease would be expected to have the opposite effect on operating income.

Future outlook

The future outlook reflects the dichotomy between the growing Fuel Specialties and Performance Chemicals businesses and the declining Octane Additives business.

The Fuel Specialties business grew significantly in 2001 through acquisitions. The purchase of the remaining 50% of Octel Starreon in 2004 gave the Company control over the strategy for growth in the key US fuel additives market, particularly in the field of additives for the growing diesel market. The business grew organically by 23% in 2005. The business will continue to pursue organic growth of 5% to 10% in its three key regions, Europe, Middle East and Africa (EMEA), USA and Asia Pacific. The Company has taken steps to restructure its back office and support operations to support this growth.

In the last three years, Octane Additives sales have declined from 56% to 34% of the Company total, and its share of gross profit has fallen from 66% to 49%. We expect Octane Additives to continue to decline in importance in the overall Company results.

The TEL market has been in decline since the 1970s, and this trend is expected to continue. Given the uncertainties in the Asian, African and South American markets, world market decline in 2006 is likely to be at the high end of the 50% to 60% range. Cost control initiatives and a reduction in manufacturing capacity have delivered benefits in the current year, and the Company will continue to manage costs in this area. We expect the Octane Additives business to continue to be cash generative.

The Performance Chemicals business grew substantially by acquisition in 2005. The full year impact of these acquisitions on operating income has now been seen in 2005. In accordance with the Company’s strategy of reinvesting the cash flows from the Octane Additives into growth opportunities in its other businesses, the Company completed the acquisition of Finetex, Inc. in January 2005. The Company is building strategic positions in the personal care and aroma markets and also in the field of waxes. The Company also has a toll manufacturing base in the USA. Growth in sales in this business segment is expected to be around approximately 10% per year. The business will seek a step change in operating margins in 2006 as it addresses the balance between raw material and energy costs and selling prices and addresses certain production bottlenecks.

Following our adoption of FAS 142 in 2002, the annual amortization charge on goodwill has been replaced by an impairment review process. The continued decline in the Octane Additives market will inevitably result in impairment charges in future years. Our latest review has revealed a need to recognize further impairment charges for Octane Additives business goodwill impairment in each period until the Octane Additives business cash flows are exhausted. An annual impairment review of the goodwill relating to the Fuel Specialties and Performance Chemicals business segments indicates that there is no requirement to recognize an impairment charge in respect of this goodwill.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Innospec Inc.:

We have completed integrated audits of Innospec Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Finetex Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Finetex Inc. from our audit of internal control over financial reporting. Finetex Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3.2% and 3.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

London, United Kingdom

March 16, 2006

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Years ended December 31
	2005	2004	2003
Net sales (Note 3)	$527.7	$468.1	$443.1
Cost of goods sold	(338.2)	(262.1)	(244.3)

Gross profit (Note 3)	189.5	206.0	198.8

Operating expenses:
Selling, general and administrative	(97.6)	(89.6)	(71.0)
Research and development	(11.2)	(10.1)	(4.6)
Restructuring charge	(31.3)	(8.3)	(14.9)
Amortization of intangible assets	(12.7)	(11.2)	(10.4)
Impairment of Octane Additives business goodwill (Note 9)	(134.4)	(40.7)	—
Loss on disposal (Note 20)	—	(4.4)	—

	(287.2)	(164.3)	(100.9)

Operating (loss) / income (Note 3)	(97.7)	41.7	97.9
Interest expense	(9.5)	(6.4)	(12.6)
Interest income	1.9	0.8	0.5
Other expense (net)	(12.6)	(2.1)	(4.2)

(Loss) / income before income taxes and minority interest	(117.9)	34.0	81.6
Minority interest	(0.2)	(2.0)	(4.3)

(Loss) / income before income taxes (Note 3)	(118.1)	32.0	77.3
Income taxes (Note 7)	(4.2)	(20.1)	(23.2)

(Loss) / income before share of affiliated company earnings from continuing operations	(122.3)	11.9	54.1
Share of affiliated company earnings	—	(1.0)	0.9
Discontinued operations, net of tax (Note 21)	(1.4)	(4.7)	(3.7)
Cumulative effect of change in accounting policy, net of tax (Note 23)	—	—	0.5

Net (loss) / income	$(123.7)	$6.2	$51.8

Basic (loss) / earnings per share (Note 5)	$(10.00)	$0.50	$4.34

Diluted (loss) / earnings per share	$(10.00)	$0.48	$4.13

Weighted average shares outstanding (in thousands) – basic	12,368	12,345	11,925

– diluted	12,368	12,989	12,554

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	At December 31
	2005	2004
Assets

Current assets
Cash and cash equivalents	$68.9	$33.3
Restricted cash (Note 22)	4.3	—
Accounts receivable (less allowance of $2.2 and $4.0, respectively)	64.8	84.4
Inventories
Finished goods	63.9	50.4
Work in progress	21.8	14.5
Raw materials	10.8	12.0

	96.5	76.9
Prepaid expenses	5.3	5.0

Total current assets	239.8	199.6
Restricted cash (Note 22)	—	4.8
Property, plant and equipment (Note 12)	67.3	71.8
Goodwill (Note 9)	200.4	332.2
Intangible assets (Note 10)	43.0	48.6
Deferred finance costs (Note 11)	2.1	1.4
Prepaid pension cost (Note 6)	113.0	122.9
Other assets (Note 22)	9.7	9.3

	$675.3	$790.6

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$54.5	$49.7
Accrued liabilities	59.4	62.1
Accrued income taxes	—	15.4
Current portion of plant closure provisions (Note 13)	10.1	10.0
Current portion of long-term debt (Note 14)	14.5	30.2
Current portion of deferred income (Note 15)	2.0	2.0

Total current liabilities	140.5	169.4
Plant closure provisions, net of current portion (Note 13)	21.0	18.6
Deferred income taxes (Note 7)	41.9	44.4
Long-term debt, net of current portion (Note 14)	130.1	94.1
Deferred income, net of current portion (Note 15)	2.9	4.4
Other liabilities	24.2	13.7
Minority interest	0.3	0.2
Contingencies and commitments (Note 19)
Stockholders’ Equity (Note 16)
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 14,777,250 shares	0.1	0.1
Additional paid-in capital	276.2	276.5
Treasury stock (2,452,249 and 2,439,737 shares at cost, respectively)	(32.0)	(31.2)
Retained earnings	88.4	213.8
Accumulated other comprehensive income	(18.3)	(13.4)

Total stockholders’ equity	314.4	445.8

	$675.3	$790.6

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2005	2004	2003
Cash Flows from Operating Activities
Net (loss) / income	$(123.7)	$6.2	$51.8
Adjustments to reconcile net (loss) / income to cash provided by operating activities:
Depreciation and amortization	28.7	24.4	25.8
Impairment of Octane Additives business goodwill	134.4	40.7	—
Deferred income taxes	(5.0)	(0.8)	5.0
Loss / (profit) on disposal of equipment	2.8	(4.3)	0.2
Loss on disposal of business	—	13.7	2.7
Unremitted earnings of affiliated company	—	—	(0.9)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	15.5	(2.2)	19.7
Inventories	(20.3)	(11.3)	2.2
Accounts payable and accrued liabilities	6.0	3.0	(2.7)
Income taxes and other current liabilities	(22.5)	11.4	(11.4)
Impairment in carrying value of unconsolidated investments	6.6	—	—
Plant closure provisions	2.1	(6.8)	(1.2)
Pension prepayment	10.0	(7.0)	(9.2)
Other non-current liabilities	11.3	(4.6)	3.2
Movement in deferred income	(2.1)	—	—

Net cash provided by operating activities	43.8	62.4	85.2

Cash Flows from Investing Activities
Capital expenditures	(8.3)	(9.6)	(7.8)
Business combinations, net of cash acquired	(22.3)	(80.2)	(6.0)
Increase in restricted cash	—	(4.8)	—
Proceeds on disposal of property, plant and equipment	—	5.2	—
Proceeds from disposal of subsidiary	2.8	—	—
Veritel (Note 10)	—	—	(6.8)
Other	—	—	1.2

Net cash used in investing activities	(27.8)	(89.4)	(19.4)

Cash Flows from Financing Activities
Minority interest dividends (paid) and received	—	(0.5)	1.8
Receipt of long-term borrowings	190.3	119.0	—
Repayment of long-term borrowings	(170.0)	(107.5)	(51.9)
Net (decrease)/increase in short term borrowings	—	—	(4.0)
Payments on capital leases	—	0.5	—
Refinancing costs (Note 11)	(2.0)	(2.7)	(0.2)
Dividends paid	(1.7)	(1.5)	(0.6)
Repurchase of common stock (Note 16)	(2.5)	(4.5)	(1.2)
Issue of treasury stock	1.4	5.5	2.9

Net cash used in financing activities	15.5	8.3	(53.2)
Effect of exchange rate changes on cash and cash equivalents	4.1	5.9	6.8

Net change in cash and cash equivalents	35.6	(12.8)	19.4

Cash and cash equivalents at beginning of year	33.3	46.1	26.7

Cash and cash equivalents at end of year	$68.9	$33.3	$46.1

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$0.1	$276.8	$(32.4)	$209.1	$(23.4)	$430.2
Net income	—	—	—	6.2	—	6.2
Dividend ($0.12 per share)	—	—	—	(1.5)	—	(1.5)
Net CTA (1) change	—	—	—	—	9.4	9.4
Derivatives (2)	—	—	—	—	0.6	0.6
Repurchase of treasury stock	—	—	(4.5)	—	—	(4.5)
Issue of treasury stock	—	—	5.7	—	—	5.7
Redemption of treasury stock	—	(0.3)	—	—	—	(0.3)

Balance at December 31, 2004	$0.1	$276.5	$(31.2)	$213.8	$(13.4)	$445.8
Net loss	—	—	—	(123.7)	—	(123.7)
Dividend ($0.14 per share)	—	—	—	(1.7)	—	(1.7)
Net CTA (1) change	—	—	—	—	(4.9)	(4.9)
Repurchase of treasury stock	—	—	(2.5)	—	—	(2.5)
Issue of treasury stock	—	—	1.7	—	—	1.7
Redemption of treasury stock	—	(0.3)	—	—	—	(0.3)

Balance at December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4

1.	Cumulative Translation Adjustment
2.	Unrealized exchange gains/(losses) on derivative instruments.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31
	2005	2004	2003
Net (loss) / income for the year	$(123.7)	$6.2	$51.8
Changes in cumulative translation adjustment	(4.9)	9.4	13.0
Unrealized exchange gains/(losses) on derivative instruments	—	0.6	1.3

Total comprehensive (loss) / income	$(128.6)	$16.2	$66.1

ACCUMULATED OTHER COMPREHENSIVE INCOME

(in millions)

At December 31	2005	2004
Cumulative translation adjustment	$(18.4)	$(13.5)
Unrealized gains and losses on derivatives	0.1	0.1

Accumulated other comprehensive income	(18.3)	(13.4)

The accompanying notes are an integral part of these statements.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of operations

The Company is a major international manufacturer and distributor of Fuel Specialties, Octane Additives and Performance Chemicals, operating in 21 countries worldwide. The Company’s products are sold globally, primarily to oil refineries and other chemical and industrial companies. Principal product lines and operating segments are Fuel Specialties, Octane Additives and Performance Chemicals.

On October 1, 1998, the Company entered into sales and marketing agreements with Ethyl Corporation (Ethyl) to market and sell TEL in all areas of the world except North America and the European Economic Area for the period to December 31, 2009. All marketing and sales efforts made under the arrangement is made in the name of Innospec. Innospec continues to produce all TEL marketed under the agreements and also provide marketing and other services. Ethyl continues to provide bulk distribution services, marketing and other services. The net proceeds under the agreements are paid to Innospec and Ethyl as compensation for services and are based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided. No separate legal entity or joint venture has been established as a consequence of the agreement. Sales and expenses incurred under the agreements are included within Innospec’s income statement. These comprise all revenues and costs incurred directly by Innospec, together with costs recharged by Ethyl for distribution and other services provided under the terms of the agreements. Ethyl’s share of the net proceeds for services is charged within cost of goods sold. This relationship was extended effective January 1, 2000 when OBOAdler entered into a similar agreement. Effective July 1, 2001 Ethyl agreed to participate in the Veritel agreement (see Note 10) and the scope of the agreements was extended to include the European Economic Area.

Refer to note 3 for financial information on the Company’s reportable segments.

Note 2.    Accounting Policies

Basis of Preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include all subsidiaries of the Company where the Company has a controlling financial interest. All intercompany accounts and balances have been eliminated upon consolidation.

All acquisitions are accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

The results of discontinued operations are shown separately in the income statement. Comparative figures for 2004 and 2003 have also been adjusted to reflect the discontinued operations.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Investment securities with maturities of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at net realizable value and maintains an allowance for customers not making required payments. The Company determines the adequacy of the allowance by periodically evaluating each customer receivable considering our customer’s financial condition, credit history and current economic conditions.

Inventories

Inventories are stated at the lower of cost (FIFO method) or market price. Cost includes materials, labor, and an appropriate proportion of plant overheads.

The Company accrues volume discounts where it is probable that the required volume will be attained and the amount can be reasonably estimated. The discounts are recorded as a reduction in the cost of materials based on projected purchases over the period of the agreement.

Provision is made for slow-moving or obsolete inventories as appropriate.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The cost of additions and improvements is capitalized. Maintenance and repairs are charged to expenses.

The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	7 to 25 years
Equipment	3 to 10 years

Goodwill and other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to at least annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The measurement date for impairment testing of Fuel Specialties and Performance Chemicals goodwill is December 31, annually. Octane Additives goodwill is reviewed for impairment at the end of each quarter.

The Company regularly reviews goodwill and the other intangible assets for impairment based on projected post-tax cash flows, discounted at the Company’s weighted average cost of capital. As expected the decline in the Octane Additives market has resulted in impairment charges being incurred from 2005. It is highly likely that further charges will be incurred in future years as the market continues to decline. The impairment reviews of the goodwill relating to the Fuel Specialties and Performance Chemicals businesses indicates that there is no requirement to recognize an impairment charge in respect of this goodwill.

Deferred Finance Costs

The costs relating to debt financing are capitalized and separately disclosed in the balance sheets. A new financing arrangement was agreed on December 13, 2005. The deferred finance costs from the previous refinancing were fully amortized in 2005. The costs from those financing arrangements of $2.1 million were capitalized and are being amortized using the average interest method over the expected life of the agreement.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including buildings and equipment, whenever changes in circumstances suggest that the carrying values may be impaired. In order to facilitate this test, the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the assets are compared with the carrying value of the assets and if they are lower an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital.

Derivative Financial Instruments

The Company uses various derivative instruments including forward currency contracts and options and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes.

FAS 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting under FAS 133, are recognized in earnings. Derivatives are tested for effectiveness on a quarterly basis. The

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company employs interest rate swaps which convert variable rate debt on $50.0 million of the $100.0 million senior term loan to fixed rate. These have been designated as cash flow hedges of the underlying variable rate obligation. These have been tested for effectiveness using the dollar offset method. Amounts in accumulated other comprehensive income shall be reclassified to the income statement in the same period or periods during which the hedged forecasted transaction affects earnings. The interest rate swaps have been recorded as a non current liability in the balance sheet.

Environmental Compliance and Remediation

Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Environmental costs are accrued when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future obligations are discounted to their present values using the Company’s weighted average cost of capital.

Revenue Recognition

The Company supplies products to customers from its various manufacturing sites, and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when the transfer of legal title, which is defined and generally accepted in the standard terms and conditions, arises between the Company and the customer.

The Company recognizes the total revenue from Octane Additive sales under the Ethyl agreements. The 32% compensation which is paid to Ethyl is recognized in cost of goods sold.

A component of Ethyl’s share of net proceeds (see Note 1) is an amount recoverable from Ethyl that is agreed annually in arrears. The Company recognizes this quarterly, based on best current estimates of the expected outcome.

Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping.

Components of Net Sales

All amounts billed to customers relating to shipping and handling are classified as net sales. Shipping and handling costs incurred by the Company are classified as cost of goods sold.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Cost of Goods Sold

Cost of goods sold is comprised of raw material costs including inbound freight, duty and non-recoverable taxes, inbound handling costs associated with the receipt of raw materials, packaging materials, production costs including labor costs, maintenance and utility costs, plant and engineering overhead, warehousing and outbound shipping costs and handling costs. Inventory losses and provisions and the costs of customer claims are also recognized in the cost of goods line item.

The 32% compensation which is paid to Ethyl is recognized in cost of goods sold.

Components of Selling, General and Administrative expenses

Selling expenses comprise the costs of the direct sales force and the sales management and customer service departments required to support them. It also comprises the costs of sales conferences and trade shows, the cost of advertising and promotions and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal costs for litigation in which the Company is involved is made and reported in the administrative expense line item.

Research and Development expenses

Research, testing and development costs are expensed to the income statement as incurred.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options that are dilutive and outstanding during the period.

Foreign Currencies

The Company’s policy is that exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the US dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the US dollar is the functional currency no gains or losses on translation occur. In these entities gains or losses on monetary assets relating to currencies other than the US dollar are taken to the income statement. Gains or losses on foreign currency transactions are included in other expenses in the income statement.

Management has conducted a review of functional currencies during the year and has concluded that there were no changes in the functional currencies in any of the Company’s subsidiaries in 2005.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, for fixed awards, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation and FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Pension Plans and Other Post-Employment Benefits

Annual costs of pension plans are actuarially determined based on FAS 87, Employers’ Accounting for Pensions. Curtailment events are accounted for under FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The Company makes its pension and other post-retirement disclosures to comply with FAS 132R, Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the prior years to conform to the December 31, 2005 presentation.

Note 3.    Business Segment and Geographical Area Data

The Company has three businesses: Fuel Specialties, Octane Additives, and Performance Chemicals. The newly renamed Fuel Specialties business now includes TEL for use in aviation gasoline and certain cold flow improvers previously reported in Octane Additives and Performance Chemicals businesses respectively. Certain research and development activities which were previously reported in corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2004 and 2003 comparatives reflect these changes.

In 2005, no single customer accounted for more than 10% of net sales. Sales to the largest customer were $40.5 million. During 2004 the Company had one significant customer in the Octane Additive business segment who accounted for more than 10% of net sales. Net sales to this customer totalled $61.8 million. In 2003 the Company had two customers whose net sales accounted for more than ten percent of turnover. Net sales to these customers were $47.5 million and $48.2 million, respectively. In the second quarter 2005, one of these customers permanently left the Octane Additives market.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table analyzes sales and other financial information by product group:

Product Group Data

(in millions)	2005	2004	2003
Net sales:
Fuel Specialties	$240.6	$195.6	$173.3
Octane Additives	181.9	226.1	248.8
Performance Chemicals	105.2	46.4	21.0

	$527.7	$468.1	$443.1

Gross profit:
Fuel Specialties	$80.2	$67.6	$63.7
Octane Additives	92.7	129.8	131.2
Performance Chemicals	16.6	8.6	3.9

	$189.5	$206.0	$198.8

Operating income:
Fuel Specialties	$26.2	$20.8	$21.5
Octane Additives	69.2	104.4	109.9
Performance Chemicals	1.0	0.2	(2.3)
FAS 87 pension (charge)/credit	(1.7)	2.7	9.3
Corporate costs	(26.7)	(33.0)	(25.6)
Restructuring charge	(31.3)	(8.3)	(14.9)
Impairment of Octane Additives business goodwill	(134.4)	(40.7)	—
Loss on disposals	—	(4.4)	—

Operating (loss) / income	$(97.7)	$41.7	$97.9

Identifiable assets at year end:
Fuel Specialties	$237.3	$272.3
Octane Additives	224.0	309.7
Performance Chemicals	101.0	85.7
Corporate – Prepaid pension cost	113.0	122.9

	$675.3	$790.6

The Company includes in the corporate costs line item the costs of managing the Group as a company with securities listed on the New York Stock Exchange and registered with the SEC. The cost of the President/CEO’s office, group finance, group human resources, corporate secretary, legal fees and investor relations all fall into this category. The establishment costs of running the corporate offices in the USA and Europe are also included. The costs of the corporate development function are also included in this line item as it does not relate to the current trading activities of our other business segments. The corporate share of costs related to information technology, accounting and human resources are also included in this line item. Due to the low proportion of currently active members in the defined benefit pension scheme, any net pension cost or credit is also recognized in this line item.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by geographic area are reported by source (where the transaction originates) and by destination (where the final sale to customers is made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

Geographical Area Data

(in millions)	2005	2004	2003
Net sales by source:
United States	$129.5	$83.5	$67.6
United Kingdom	267.1	285.3	234.3
Rest of Europe	210.5	179.0	215.0
Other	17.3	19.9	15.8
Sales between areas	(96.7)	(99.6)	(89.6)

	$527.7	$468.1	$443.1

Net sales by destination:
United States	$126.1	$88.1	$66.1
United Kingdom	22.5	31.6	19.7
Rest of Europe	117.1	111.5	48.4
Rest of World	262.0	236.9	308.9

	$527.7	$468.1	$443.1

(Loss)/income before income taxes:
United States	$92.4	$(8.2)	$(6.3)
United Kingdom	51.6	47.9	35.8
Rest of Europe	(126.1)	28.0	47.5
Other	(1.6)	5.0	0.3
Impairment of TEL business goodwill	(134.4)	(40.7)	—

	$(118.1)	$32.0	$77.3

Long-lived assets at year end:
United States	$25.6	$14.5
United Kingdom	178.6	201.0
Rest of Europe	30.8	43.2
Other	0.1	0.1
Goodwill	200.4	332.2

	$435.5	$591.0

Identifiable assets at year end:
United States	$66.2	$43.5
United Kingdom	319.7	295.1
Rest of Europe	85.9	116.9
Other	3.1	2.9
Goodwill	200.4	332.2

	$675.3	$790.6

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Stock Option Plans

The Company has six stock option plans which provide for the issuance of options to key employees and directors of the Company. All grants are at the sole discretion of the Compensation Committee of the Board of Directors, which administers the plans. Grants may be priced at market value or at a premium or discount. Vesting periods are up to four years and exercise periods of up to ten years. A total of 3,043,000 shares have been approved by the shareholders for allocation to the issue of share options.

The following table summarizes the transactions of the Company’s stock option plans for the three year period ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding December 31, 2002	1,477,723	$10.69
Granted – at discount	167,892	$—	$12.89
– at premium	159,500	$13.91	$3.89
Exercised	(285,909)	$8.48
Cancelled	(18,809)	$16.12
Cancelled for payment	(16,980)	$12.66

Options outstanding December 31, 2003	1,483,417	$10.31
Granted – at discount	74,070	$—	$22.66
– at market value	18,850	$23.00	$6.70
Exercised	(483,494)	$10.62
Cancelled	(87,565)	$7.12

Options outstanding December 31, 2004	1,005,278	$10.28
Granted – at discount	141,397	$11.55	$9.63
– at market value	94,060	$19.77	$10.52
Exercised	(130,702)	$9.01
Cancelled	(151,985)	$5.14

Options outstanding December 31, 2005	958,048	$10.10

The following table summarizes information about options outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0-$5	297,575	7.65	$0.00	20,510	$0.00
$5-$10	48,890	4.35	$7.80	48,890	$7.80
$10-$15	368,581	5.13	$13.48	231,081	$13.23
$15-$20	226,152	7.06	$17.40	103,803	$17.51
$20-$25	16,850	8.37	$23.00	—	—

	958,048			404,284

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003
Dividend yield	0.4%	0.5%	3.0%
Expected life	4 years	4 years	4.45 years
Volatility	43.0%	38.7%	35.0%
Risk free interest rate	4.26%	3.43%	2.69%

The following table summarizes the effect on net income and earnings per share had the Company recorded its compensation expense consistently with the method prescribed by FAS 123:

(in millions, except per share data)	Net income	Earnings per share
		Basic	Diluted
2005
As disclosed	$(123.7)	$(10.00)	$(10.00)
Compensation expense, net of tax, included in net loss	0.9
Compensation expense, net of tax, that would have been included had FAS 123 been adopted	(1.5)

Proforma net loss	$(124.3)	$(10.05)	$(10.05)

2004
As disclosed	$6.2	$0.50	$0.48
Compensation expense, net of tax, included in net income	1.1
Compensation expense, net of tax, that would have been included had FAS 123 been adopted	(1.3)

Proforma net income	$6.0	$0.49	$0.46

2003
As disclosed	$51.8	$4.34	$4.13
Compensation expense, net of tax, included in net income	0.6
Compensation expense, net of tax, that would have been included had FAS 123 been adopted	(1.3)

Proforma net income	$51.1	$4.29	$4.07

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Loss / Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the effect of options that are dilutive and outstanding during the year. Per share amounts are computed as follows:

	2005	2004	2003
Numerator (millions of dollars):
(Loss) / income before affiliated company earnings from continuing operations	$(122.3)	$11.9	$54.1
Share of affiliated company earnings	—	(1.0)	0.9
Discontinued operations, net of tax	(1.4)	(4.7)	(3.7)
Cumulative effect of change in accounting policy, net of tax	—	—	0.5

Net (loss) / income available to common shares	$(123.7)	$6.2	$51.8

Denominator (in thousands):
Weighted average common shares outstanding	12,368	12,345	11,925
Dilutive effect of stock options and awards	—	644	629

Denominator for diluted earnings per share	12,368	12,989	12,554

Net income per share:
(Loss) / income before affiliated company earnings from continuing operations	$(9.89)	$0.96	$4.53
Share of affiliated company earnings	—	(0.08)	0.08
Discontinued operations, net of tax	(0.11)	(0.38)	(0.31)
Cumulative effect of change in accounting policy, net of tax	—	—	0.04

Net (loss) / income available to common shares	$(10.00)	$0.50	$4.34

Net income per share, diluted:
(Loss) / income before affiliated company earnings from continuing operations	$(9.89)	$0.92	$4.31
Share of affiliated company earnings	—	(0.08)	0.07
Discontinued operations, net of tax	(0.11)	(0.36)	(0.29)
Cumulative effect of change in accounting policy, net of tax	—	—	0.04

Net (loss) / income available to common shares	$(10.00)	$0.48	$4.13

254,255 options were anti-dilutive in 2005 and have been excluded from the calculation of diluted earnings per share. 59,513 options were anti-dilutive in 2004 and 2003.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Pension Plans

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The Projected Benefit Obligation (PBO) is based on final salary and years of credited service, reduced by social security benefits according to a plan formula. Normal retirement age is 65, but provisions are made for early retirement.

The Company’s funding policy is to contribute amounts to the plan to cover service costs to date as recommended by the Company’s actuary. Employee and employer contributions since January 1, 2004, have been 5% and 22.6%, respectively, of pensionable pay. The plan’s assets are invested by six investment management companies in funds holding UK and overseas equities, UK and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. A full actuarial valuation of the pension plan was carried out during 2003 and an update carried out as at October 5, 2005, the results of both of which are reflected in the calculations below.

Assumptions for the plan as of the end of the last three years were as follows:

	2005	2004	2003
Weighted average discount rate	5.00%	5.60%	5.50%
Rate of increase in compensation levels	3.60%	3.60%	3.50%
Rate of return on plan assets	5.30%	5.40%	5.75%

The discount rate used represents the annualised yield on medium and longer term AA rated corporate bonds in the UK. A 0.25% reduction in the discount rate would increase the Projected Benefit Obligation by around $27 million and increase the net periodic pension cost for 2006 by $1.5 million.

The rate of increase in compensation levels assumes that real salary growth in Innospec will be restricted to 1% above an assumed level of price inflation of 2.6%.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and the fair value of plan assets, and the funded status and prepaid pension cost of the plan are as follows:

(in millions)	2005	2004
Change in PBO
Balance at January 1	$647.8	$616.6
Interest cost	39.9	37.4
Service cost	6.0	6.2
Contributions by participants	0.9	1.1
Benefits paid	(42.7)	(40.3)
Curtailment loss	12.5	—
Actuarial losses	60.8	26.8

Balance at December 31	725.2	647.8

Fair value of plan assets
Balance at January 1	654.6	644.0
Actual benefits paid	(42.7)	(40.3)
Actual contributions by employer	5.1	4.4
Actual contributions by participants	0.9	1.1
Actual return on assets	92.8	45.4

Balance at December 31	710.7	654.6

Plan assets (deficit) / excess over PBO	(14.5)	6.8
Unrecognized net loss	127.7	115.2
Unrecognized prior service (credit) / cost	(0.2)	0.9

Prepaid pension cost	$113.0	$122.9

Net pension charge / (credit) for the UK pension plan is as follows:

(in millions)	2005	2004	2003
Service cost	$6.0	$6.2	$7.0
Interest cost on PBO	39.9	37.4	32.1
Expected return on plan assets	(45.3)	(47.4)	(49.4)
Net amortization and deferral	1.1	1.1	1.0

	$1.7	$(2.7)	$(9.3)

The accumulated benefit obligation for the UK pension plan was $695.6 million and $613.9 million at December 31, 2005, and 2004, respectively.

The curtailment loss of $12.5 million has been reported in restructuring costs.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The UK pension plan’s asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	2005	2004
Equity securities	32%	31%
Debt securities	67%	68%
Other	1%	1%

Total	100%	100%

The current investment strategy of the UK pension plan is to obtain an asset allocation of 70% in favour of debt securities and 30% equity securities, in order to achieve a more predictable return on assets.

The estimated level of Company contributions into the UK pension plan for 2006 is $3.1 million. The following benefit payments, which reflect expected future service, as appropriate, are expected to be made:

(in millions)
2006	$39.4
2007	$40.5
2008	$41.5
2009	$42.6
2010	$43.6
2011-2015	$235.8

Our German subsidiary has an unfunded defined benefit pension scheme. This scheme is not material to the Company. A valuation under FAS 87 has been performed in 2005 and a charge was recognized to reflect the projected benefit obligation.

Company contributions to defined contribution pension schemes during 2005 were $0.9 million, (2004: $1.1 million).

Note 7.    Income Taxes

Income taxes are accounted for using the asset and liability method pursuant to FAS 109, Accounting for Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sources of income/(loss) before income taxes were as follows:

(in millions)	2005	2004	2003
Domestic	$1.7	$(8.2)	$(6.7)
Foreign	(119.8)	40.2	84.0

	$(118.1)	$32.0	$77.3

The components of income tax charges are summarized as follows:

(in millions)	2005	2004	2003
Current:
Federal	$0.2	$0.1	$(0.2)
Foreign	(1.8)	24.5	11.8

	$(1.6)	$24.6	$11.6

Deferred:
Federal	$—	$(1.5)	$—
Foreign	5.8	(3.0)	11.6

	5.8	(4.5)	11.6

	$4.2	$20.1	$23.2

Cash payments for income taxes were $21.4 million, $13.7 million and $23.7 million during 2005, 2004 and 2003, respectively.

The effective tax rate varies from the US federal statutory rate because of the factors indicated below:

	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	8.4	(28.4)	(9.1)
Amortization	—	(3.5)	—
Impairment of Octane Additives business goodwill	(39.9)	51.4	—
Unrecognized net operating losses	2.6	7.6	3.5
Tax charge/(credit) from previous years	3.0	(5.3)	0.1
Discontinued operations	(0.6)	2.4	(0.2)
Investment write off	(3.8)	—	—
Other (net)	(8.2)	3.6	0.7

	(3.5)%	62.8%	30.0%

The $134.4 million charge in respect of the impairment of TEL business goodwill has no cash or taxation impact and represents the most significant factor in the variation from the US federal statutory rate. The mix of taxable profits made in the different geographical localities in which the Group operates had a negative impact on the effective tax rate in 2005.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are as follows:

(in millions)	2005	2004
Deferred tax assets:
Excess of tax over book basis in property, plant and equipment	$10.6	$11.3
Net operating loss carry forwards	9.7	12.3

	20.3	23.6
Valuation allowance	(8.9)	(11.3)

Total deferred tax assets	11.4	12.3

Deferred tax liabilities:
Pension costs	33.9	36.9
Other	19.4	19.8

	53.3	56.7

Total net provision	$41.9	$44.4

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2005, the Company considers it more likely than not that no valuation allowance is required for $0.8 million (2004 – $1.0 million) of its net operating loss carry forwards. These net operating loss carry forwards in 2004 and 2003 were generated in France as a result of recent restructuring activity in Europe. It is expected that sufficient taxable profits will be generated against which the net operating loss carry forwards can be relieved before their usage expires in approximately three years time.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company has not made provision for unremitted earnings from overseas subsidiaries on the grounds that they will not be remitted as they are required in the entities concerned or will be used to fund further investment into other territories. Any determination of the potential amount of unrecognized deferred taxes is not practicable due to the complexities associated with its hypothetical calculation.

Note 8.    Acquisitions

On January 14, 2005, the Company acquired a 100% interest in Finetex, Inc. (Finetex) for consideration of $21.2 million. The Company purchased 234 common shares which were valued at $17.4 million. The balance of the funds was used to separately acquire the two properties on which the business operates and to pay costs of the acquisition.

Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets. The results of Finetex have been consolidated

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since the acquisition date and have been reported in the Performance Chemicals business segment. There will not be any material adjustment to the assessment of goodwill, and consequently the following values have been assigned to the major classes of assets and liabilities in the balance sheets of the acquired entities at acquisition date:

Finetex
Cash	$0.2
Receivables	2.3
Inventories	4.0
Prepayments	0.1
Property, plant and equipment	7.3
Goodwill	3.6
Intangible assets	7.1

Total assets	24.6

Current liabilities	(0.8)
Deferred taxes	(2.4)
Other non-current liabilities	(0.2)

Total liabilities	(3.4)

Net assets acquired	$21.2

The goodwill recognized in respect of Finetex has been included within the Performance Chemicals business segment (see Note 9).

The following intangible assets were recognized in respect of Finetex.

(in millions)	Finetex	Useful Life
Customer relationships	$4.2	13 years
Patents	2.9	10 years

Total assets	$7.1

The following unaudited information illustrates the results of operations for the years ended December 31, 2005 and 2004 as if all the acquisitions had occurred on January 1, 2004. This information is for illustrative purposes only and is not meant to be indicative of actual results that might have been achieved or results that might be attained in the future.

Unaudited Proforma Information

(in millions except per share data)	2005	2004
Net sales	$527.7	$487.0
Net (loss) / income	$(123.7)	$7.7
Earnings per share – basic	$(10.00)	$0.62
– diluted	$(10.00)	$0.59

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2004, the Company acquired a 100% interest in Leuna Polymer GmbH (Leuna) for consideration of $8.1 million. The Company purchased one common share which was valued at €1. Leuna is a manufacturer of diesel fuel additives and specialty waxes. Leuna was released from receivership in late June 2004 and consequently its results have only been consolidated since the beginning of July 2004.

On July 8, 2004, the Company purchased the 50% share in Octel Starreon LLC which had previously been held by Starreon Corporation LLC for total consideration of $43.8 million. The value of the partnership interest acquired from Starreon Corporation LLC was $0.6 million. The results of Octel Starreon LLC were already consolidated prior to acquisition of the remaining 50%, though from July 2004 there has been no charge in the income statement for minority interests in relation to Octel Starreon LLC.

On August 26, 2004, the Company acquired a 100% interest in Aroma & Fine Chemicals Limited (AFC) for $34.5 million. The results of AFC have been consolidated since September 1, 2004. 1.3 million common shares were purchased at a value of $0.2 million. Of the total consideration $4.3 million is in the form of Loan Notes, half of which are due for repayment in January 2006, with the remaining half in September 2006. AFC manufactures aroma chemicals which are principally sold into the household, institutional, industrial and personal care markets.

The following unaudited information illustrates the results of operations for the years ended December 31, 2004 and 2003 as if the 2004 acquisitions had been made on January 1, 2003.

Unaudited pro-forma information

(In millions except for per share data)	2004	2003
Net sales	$508.6	$500.7
Net income	$8.5	$58.3
Earnings per share – basic	$0.69	$4.89
– diluted	$4.89	$4.64

Octel Starreon LLC (Octel Starreon) was fully consolidated by the Company prior to the acquisition of the remaining 50% held by Starreon Corporation LLC, with the appropriate 50% proportion of its net income and balance sheet recognized as minority interest.

The goodwill recognized in respect of Octel Starreon has been included within the Fuel Specialties business segment and the goodwill in respect of AFC and Finetex has been included within Performance Chemicals (see Note 9). No goodwill arose on the acquisition of Leuna.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Goodwill

Goodwill comprises the following:

(in millions)	Octane Additives	Fuel Specialties	Performance Chemicals	Total
Gross cost – at January 1, 2004	$526.2	$95.8	$25.0	$647.0
Acquisitions	—	30.0	2.3	32.3
Disposals	—	(8.5)	—	(8.5)
Exchange effect	—	0.2	—	0.2
Impairment	(40.7)	—	—	(40.7)

Gross cost – at December 31, 2004	485.5	117.5	27.3	630.3

Amortization – at January 1, 2004	(289.5)	(8.3)	(0.3)	(298.1)
Amortization – at December 31, 2004	(289.5)	(8.3)	(0.3)	(298.1)

Net book amount – at December 31, 2004	$196.0	$109.2	$27.0	$332.2

Gross cost – at January 1, 2005 (1)	485.5	117.5	27.3	630.3
Acquisitions	—	—	3.6	3.6
Disposals	—	—	(0.5)	(0.5)
Exchange effect	(0.1)	(0.4)	—	(0.5)
Impairment	(134.4)	—	—	(134.4)

Gross cost – at December 31, 2005	351.0	117.1	30.4	498.5

Amortization – at January 1, 2005	(289.5)	(8.3)	(0.3)	(298.1)
Amortization – at December 31, 2005	(289.5)	(8.3)	(0.3)	(298.1)

Net book amount – at December 31, 2005	$61.5	$108.8	$30.1	$200.4

Note

(1)	$32.4m of Octane Additives goodwill relates solely to TEL used in aviation gas. This business is now reported in Fuel Specialties as part of the segment change and consequently the related goodwill has been moved to Fuel Specialties for both 2004 and 2005 in the above table.

The Company’s reporting units are consistent with the operating segments underlying the segments identified in note 3.

The Company adopted FAS 142 Goodwill and Other Intangible Assets, effective January 1, 2002. This requires that goodwill deemed to have an indefinite life should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

Due to the continuing decline in the world market for Octane Additives, goodwill in respect of the Octane Additives business segment is reviewed for impairment on a quarterly basis.

The Company has elected to perform its annual tests in respect of Fuel Specialties and Performance Chemicals goodwill as of December 31 each year.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In reviewing for any impairment charge the fair value of the impaired reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best estimates at that time.

Based on the impairment reviews conducted in respect of the Octane Additives business during 2005, an impairment charge of $134.4 million for the full year was recognized. This charge is non-cash in nature and has no impact on taxation. The Company will continue to perform impairment reviews in respect of the Octane Additives business segment on a quarterly basis and will recognize further charges as appropriate.

At the end of the fourth quarter of 2005, the Company performed its annual impairment review for goodwill for Fuel Specialties and Performance Chemicals and believes that there has been no impairment of goodwill in respect of those reporting segments.

Note 10.    Intangible Assets

Intangible assets comprise the following:

(in millions)	2005	2004
Gross cost
– Veritel	$60.6	$60.6
– Technology	7.1	7.1
– Customer relationships	16.0	11.8
– Patents	2.9	—
– Other	0.3	1.0

	86.9	80.5

Accumulated amortization
– Veritel	(40.4)	(30.3)
– Technology	(1.0)	(0.3)
– Customer relationships	(2.1)	(0.6)
– Patents	(0.3)	—
– Other	(0.1)	(0.7)

	(43.9)	(31.9)

	$43.0	$48.6

Veritel

An intangible asset was recognized in 2001 in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. An initial signing fee of $5.0 million was paid on entering into the agreement. In December 2001, notice was given of a permanent source interruption which triggered further payments due to Veritel of $70.0 million. Under the terms of a separate marketing agreement with Ethyl, $24.5 million was

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable from Ethyl, and the Company’s share of $50.5 million was capitalized by our Swiss subsidiary. The asset is being amortized on a straight-line basis over the six years ending December 31, 2007.

Technology

Following the acquisition of the remaining 50% of Octel Starreon LLC on July 8, 2004, the Company recognized an intangible asset of $2.3 million in respect of various technological approvals the business has received from certain military and civilian authorities. The approvals act as a barrier to entry to any potential competitor in the market who would wish to supply these products.

An intangible asset of $4.8 million was recognized in respect of a number of specialized manufacturing processes carried out by Aroma & Fine Chemicals Limited following the acquisition of that entity in August 2004.

Both of these assets have an expected life of ten years and will be amortized on a straight-line basis over this period. No residual value is anticipated.

Customer relationships

Following the acquisition of Finetex, the Company recognized an intangible asset totalling $7.1 million, $4.2 million of which was in relation to customer lists acquired.

This asset has an expected life of thirteen years and will be amortised on a straight line basis over this period. No residual value is anticipated.

Intangible assets were recognized in 2004 in respect of both the Octel Starreon LLC ($9.0 million) and Aroma & Fine Chemicals Limited ($2.8 million) acquisitions. These relate to ongoing customer relationships. These have an expected life of thirteen years and will be amortized on a straight-line basis over that period. No residual value is anticipated.

Patents

Following the acquisition of Finetex, the Company recognized an intangible asset of $2.9 million in respect of patents and trade marks. These have an expected life of ten years and will be amortized on a straight line basis over that period.

Other

The remaining balance relates principally to software costs which are amortized over 3 years.

The Company has elected to perform its annual tests in respect of its intangible assets as of December 31 each year. At the end of the fourth quarter of 2005, the Company performed its annual impairment review of intangible assets and believes that no impairment exists.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset amortization expense was $12.7 million, $11.2 million and $10.4 million in 2005, 2004 and 2003, respectively.

Future estimated amortization expense is $12.6 million per annum for 2006, $12.9 million for 2007 and $2.6 million in 2008, 2009 and 2010.

Note 11.    Deferred Finance Costs

The Company agreed a three and one half year financing facility on December 13, 2005 (see Note 14). This replaced the previous Company debt facility at December 31, 2004. The net book amount of the deferred finance costs which had been capitalized as a result of the refinancing in January 2004, some $1.4 million at the beginning of 2005, was amortized in full during 2005 as a consequence of the refinancing.

During 2005, $2.1 million of refinancing costs have been capitalized. These were incurred in relation to the refinancing agreed on December 13, 2005. These will be amortized over the expected life of the agreement using the average interest method.

(in millions)	2005	2004
Gross cost	$2.1	$2.8
Accumulated amortization	—	(1.4)

	$2.1	$1.4

Amortization expense was $1.4 million, $1.4 million and $4.4 million in 2005, 2004 and 2003, respectively. The charge is included in interest payable (see Note 2).

Note 12.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2005	2004
Land	$7.9	$7.0
Buildings	5.0	5.0
Equipment	67.5	74.0
Work in progress	5.5	3.8

	85.9	89.8
Less accumulated depreciation	(18.6)	(18.0)

	$67.3	$71.8

Of the total net book value of equipment at December 31, 2005, $0.3 million (2004: $0.7 million) is in respect of assets held under capital leases. These assets were principally computer hardware in both 2005 and 2004.

Depreciation charges were $14.7 million, $11.9 million and $11.2 million in 2005, 2004 and 2003, respectively. Both the gross book value of equipment and the accumulated depreciation have been impacted by disposals during 2005.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated additional cost to complete work in progress is $2.6 million (2004- $2.5 million).

The Company adopted FAS 143, Accounting for Asset Retirement Obligations, on January 1, 2003 (see Note 23). As a result of this, the Company recognized historical assets of $8.3 million of costs to the carrying value of property plant and equipment with a cumulative depreciation uplift of $7.8 million.

Note 13.    Plant Closure Provisions

The liability for estimated closure costs of Innospec’s TEL manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to the Fuel Specialties and the Performance Chemicals businesses.

Movements in the provisions are summarized as follows:-

(millions of dollars)	2005	2005	2005	2005	2004
	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$6.6	$0.1	$21.9	$28.6	$36.2
Charge for the period	11.8	7.0	3.0	21.8	10.6
Acquisitions	—	—	0.9	0.9	—
Expenditure	(9.7)	(7.0)	(2.2)	(18.9)	(11.3)
Released	—	—	—	—	(8.0)
Exchange effect	(0.9)	—	(0.4)	(1.3)	1.1

Total at December 31	7.8	0.1	23.2	31.1	$28.6
Due within one year	(6.7)	(0.1)	(3.3)	(10.1)	(10.0)

Balance at December 31	$1.1	$—	$19.9	$21.0	$18.6

Severance charges are recognized in the Income Statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold. A pension curtailment charge of $12.5 million was recognized in restructuring costs in 2005 which, when added to the $18.8 million charge for severance and other restructuring analysed here, explains the $31.3 million restructuring charge in the Income Statement.

Severance

A charge of $4.0 million was recognized relating to the salary and emoluments, including pension costs, of Mr Kerrison, together with the costs of professional advice to which he may be entitled under the Resignation Agreement. It is expected that $1.1 million of this amount will be paid after more than one year from the balance sheet date. A charge of $2.2 million was recognized in relation to a new cost reduction program in manufacturing and support activities on the TEL manufacturing site at Ellesmere Port, UK. A charge of $1.4 million was

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized under FAS 146 under a previous cost reduction program where leavers have stayed beyond their formal notice periods. A charge of $1.1 million has been recognized as a result of the decision to relocate the activities of the Fuel Technology Centre from Bletchley, UK to Ellesmere Port, UK. A charge of $1.6 million has been recognized in relation to the severance costs incurred as a result of the streamlining of the executive structure and the relocation of the European Head Office from Manchester, UK to Ellesmere Port, UK. A charge of $0.4 million was recognized in relation of the decision to close the Adastra business. The balance of $1.1 million relates to severance in Fuel Specialties and in the USA Performance Chemicals business.

Other Restructuring:

A charge of $1.6 million was recognized in the first quarter relating to the closure of the Adastra business. A charge of $2.5 million relates to ongoing demolition work at the Ellesmere Port site which was not included in the remediation provision because of its discretionary nature. Sundry other restructuring costs of $0.6 million were incurred at Ellesmere Port. A charge of $0.7 million was related to onerous lease and other charges arising from the closure of the European Head Office in Manchester, UK. A charge of $0.7m was reported in the restructuring line item related to a write down in the value of fixed assets as a result of the closure of the European Head Office in Manchester, UK. Also a charge of $0.9 million was reported in the restructuring line item related to a write down in the value of fixed assets resulting from the decision to relocate the research and technology activities from the Bletchley Park UK site.

Remediation:

Total costs for remediation are evaluated on a regular basis to take account of expenditure incurred and to amend the scope of future activities in the light of findings from projects carried out. A detailed review of the expected future costs of decontamination and remediation at the Ellesmere Port site was concluded in December 2004. The results were summarized in a discounted cash flow model and the results are reflected herein.

Remediation expenditure against provisions in 2005, 2004, and 2003 was $2.2 million, $2.0 million and $3.7 million, respectively.

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main UK site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of Octane Additives, particularly in the market for aviation

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Note 14.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2005	2004
Senior term loan	$100.0	$100.0
Revolving credit	40.0	19.0
Loan notes	4.3	4.8
Capital leases	0.3	0.5

	144.6	124.3
Less current portion	(14.5)	(30.2)

	$130.1	$94.1

Payments of interest on long-term debt were $7.6 million, $4.7 million and $7.8 million in 2005, 2004 and 2003, respectively.

The net cash outflow in respect of refinancing costs was $2.0 million, $2.7 million and $0.2 million in 2005, 2004 and 2003, respectively.

The financing package agreed in January 2004, and amended in August 2004 comprised a term loan of $100 million and a revolving credit facility of $110 million. The term loan was repayable in annual instalments over three and one half years. The revolving facility was available throughout the loan period until July 2007. There was $119 million outstanding under the terms of this facility at December 31, 2004.

On December 13, 2005 the Company reached an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. An additional $67.1 million revolving credit facility was also agreed, which will expire on June 12, 2009. Repayments of the term loan of $10.0 million are due on July 31, 2006, $15.0 million on January 31, 2007, $20.0 million on July 31, 2008 and a final repayment of $55.0 million on June 12 2009. There were $140.0 million outstanding under the terms of the new facility at December 31, 2005.

This facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non-GAAP measure of liquidity) and a ratio of net interest expense to EBITA (another non-GAAP measure of liquidity). EBITDA and EBITA are defined in the finance facility.

The new financing facility also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0. This “look forward” test was not applicable to the Company during 2005 due to such ratio not being exceeded.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the Company has not breached these covenants throughout 2005. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

On acquisition of Aroma & Fine Chemicals Limited on August 26, 2004, the Company issued £2.5 million ($4.3 million) of loan notes to the vendors. These loan notes are secured by an equal amount of restricted cash in escrow and are repayable in two equal tranches in January and September 2006.

No assets held under capital leases were capitalized during 2005 ($0.7 million, 2004). The 2004 leases were principally in respect of items of computer hardware based in the UK. The leases expire in two years. $0.2 million of capital repayments were made during both 2005 and 2004.

The following table presents the projected annual maturities for the next four years after 2005:

(in millions)	Term loan	Revolving credit facility	Loan notes	Capital leases	Total
2006	$10.0	$—	$4.3	$0.2	$14.5
2007	15.0	—	—	0.1	15.1
2008	20.0	—	—	—	20.0
2009	55.0	40.0	—	—	95.0

	$100.0	$40.0	$4.3	$0.3	$144.6

The weighted average rate of interest on short term borrowings was 6.1% at December 31, 2005 and 3.4% at December 31, 2004.

Note 15.    Deferred Income

Movements in deferred income are summarized as follows:-

(in millions)	2005	2004
Received	$39.1	$38.6
Amortized	(34.2)	(32.2)

	4.9	6.4
Less: current portion	(2.0)	(2.0)

	$2.9	$4.4

Deferred income of $38.6m relates to amounts received from Ethyl relating to a prepayment for services to be provided under the sales and marketing agreement with OBOAdler, effective January 1, 2000.

The remaining $0.5m relates to post acquisition government grants received in Leuna Polymer GmbH.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2005	2004	2003	2005	2004	2003
At January 1	14,777	14,777	14,777	2,440	2,718	2,934
Exercise of options	—	—	—	(135)	(483)	(285)
Stock purchases	—	—	—	147	205	69

At December 31	14,777	14,777	14,777	2,452	2,440	2,718

Note 17.    Fair Value of Financial Instruments

The following table presents the carrying amount and fair values of the Company’s financial instruments at December 31, 2005 and 2004:

	2005		2004
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-derivatives:
Cash and cash equivalents	$68.9	$68.9	$33.3	$33.3
Restricted cash	4.3	4.3	4.8	4.8
Long term debt	140.3	140.3	124.3	124.3
Derivatives:
Interest rate swaps	0.1	0.1	0.1	0.1
Interest rate swap option	(0.1)	(0.1)	—	—
Foreign exchange contracts	(0.6)	(0.6)	0.6	0.6

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents and restricted cash: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: The carrying amount of long-term borrowings at variable interest rates approximates fair value. The fair value of fixed interest rate debt approximates the carrying value.

Derivatives: The fair value of derivatives that relates to interest rate swaps and interest rate swap options was estimated based on current settlement prices and comparable contracts using current assumptions.

The cumulative gains and losses on the interest rate swaps are summarized as follows:

(in millions)	2005	2004
Balance at January 1	$0.1	$(0.5)
Change in fair value	—	0.6

Balance at December 31	$0.1	$0.1

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying variable rate debt obligations that stood at $100.0 million at December 31, 2005. $20.0 million of the swaps mature on December 14, 2007 and the remaining $30.0 million on June 12, 2009.

The hedges were determined to be effective and consequently the unrealized gain of $0.1 million in 2005 and the unrealized gain of $0.1 million in 2004 have been recorded in accumulated other comprehensive income. Ineffectiveness was determined to be immaterial in 2005 and 2004 and accordingly no gain or loss was recognized in earnings in either period. The Company does not expect any significant portion of the gain to be reclassified into earnings in the next 12 months.

Note 18.    Financial Instruments and Risk Management

The Company has limited involvement with derivative financial instruments and does not trade them. The Company does use derivatives to manage certain interest rate and foreign exchange exposures.

The Company uses interest rate swaps, floors, collars and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

The Company has determined to hedge a proportion of the outstanding variable rate debt obligation. As of December 31, 2005 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$30.0	4.765%	June 12, 2009
	$20.0	4.37%	December 14, 2007

The Company sells a range of octane additives, fuel additives and performance chemicals to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize risk. Collateral is not generally required.

Note 19.    Commitments and contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

renewed and replaced in the normal course of business. Rental expense was $2.4 million in 2005, $2.7 million in 2004 and $1.8 million in 2003. Future commitments under non-cancelable operating leases are as follows:

Table to update

(in millions)
2006	$1,399
2007	649
2008	294
2009	181
2010	148
Thereafter	27

$2,698

Commitments in respect of environmental remediation obligations are disclosed in note 13.

Contingencies

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

engaged in by certain non-U.S. subsidiaries of the Company. Disclosures, amongst other items, included that the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-U.S. subsidiaries since January 1999 was approximately $26.6 million.

At this time, however, management believes that it cannot reasonably estimate the specific nature or amount of penalties that OFAC might eventually assess against it. While penalties could be assessed on different bases, if OFAC assessed penalties against the Company on a “performance of contracts basis”, the applicable regulations provide for penalties, in the case of civil violations of The Cuban Assets Control Regulations (31CFR. Part 515) (“CACR”), of the lesser of $65,000 per violation or the value of the contract. Since January 1999, non-U.S. subsidiaries of the Company have entered into 43 contracts with Cuban entities, each of which could be considered a separate violation of the CACR by OFAC. OFAC may take the position that the CACR should be interpreted or applied in a different manner, potentially even to permit the assessment of penalties equal to or greater than the value of the business conducted with Cuban persons or entities.

The Company has considered the range of possible outcomes and potential penalties payable. In accordance with the Company’s accounting policies, provision has been made for management’s current best estimate of the potential liability, including anticipated legal costs. However, should the underlying assumptions prove incorrect, the actual outcome could differ materially from that expected. Management is not able to estimate the range of any additional loss, if any.

If the Company or its subsidiaries (current or former) were found to have not complied with the CACR, the Company believes that it could be subject to fines or other civil or criminal penalties, which could be material.

The Chief of the Office of Global Security Risk (“OGSR”) of the SEC’s Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter (“response letter”) to OGSR on December 14, 2005. To date, OGSR has not responded to the Company’s response letter requested any additional information from the Company or ruled out the possibility of further action.

Oil For Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company’s wholly owned indirect subsidiary company, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program between

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents concerning these transactions by the Company and Alcor. Management has not recorded a provision with regard to this matter and is unable to estimate the possible range of loss, if any, related to this matter.

Federal Trade Commission Matter

In July 1999, The Associated Octel Company Limited (“AOC”) a wholly owned indirect subsidiary of the Company and AllChem Industries (“AllChem”) entered into a consent order (“Order”) with the U.S Federal Trade Commission (“FTC”), which, among other things, required AOC to sell TEL for 15 years to AllChem pursuant to a certain Supply Agreement dated July 30, 1999. The Order, among other things, required AOC (i) to seek FTC approval before changing any of the price terms of the Supply Agreement, and (ii) to file yearly compliance reports. Thereafter, AOC changed some of the price terms without obtaining FTC approval and filed compliance reports that failed to mention the changes. When AOC discovered the error in June 2005, it notified the FTC of the compliance report issues and changes to the Supply Agreement, and sought retroactive approval for the latter, which request is pending. However, because the changes to the Supply Agreement lowered the price of TEL to AllChem, the Company does not believe that it is probable that the FTC will seek to impose civil penalties for AOC’s possible violation of the Order.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable at December 31, 2005 for $7.7 million, primarily relating performance under contracts entered into as a normal business practice. This includes guarantees of non-US excise taxes and customs duties.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (OWM) on June 26, 2003 the Company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of their leased site at Ellesmere Port, UK up to a maximum of £2.0 million ($3.4 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 26, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the Company’s remediation provision.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($6.4 million).

There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the indemnity or warranties.

Note 20.    Loss on disposals

The loss on disposals in 2004 was made up as follows:

(millions of dollars)
Profit on disposal of French office	$4.7
Loss on disposal of Swedish manufacturing assets	(9.1)

$(4.4)

In November 2004, our French subsidiary disposed of its former offices in Paris for consideration of $4.9 million. The offices were unoccupied as the business’s operations had moved to another site in Vernon. The net book value of the property was $nil but the sale incurred costs of $0.2 million.

On November 15, 2004, the Company disposed of certain manufacturing and other assets held by our Swedish subsidiary, Bycosin AB, for consideration of $2.2 million. The net assets disposed of were $11.3 million which comprised:

(millions of dollars)
Inventories	$1.1
Property, plant and equipment	2.2
Goodwill	5.8
Intercompany balances	2.9
Plant closure provisions	(0.7)

$11.3

The net loss on disposal was $9.1 million. No tax charge or credit for the loss is anticipated.

As part of the sale of the Swedish manufacturing and other assets, Bycosin de Mexico SA de CV and Bycosin SA de CV, non-core subsidiaries of Octel Sweden AB, were also disposed of in their entirety. As there will be no ongoing involvement with this business, this element of the transaction has been included within discontinued operations (see Note 21). As the Company will continue to source product to support the marine and power markets from Sweden, the sale of the Swedish manufacturing and other assets does not meet the criteria laid down in FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets for inclusion within discontinued operations.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Discontinued operations

On December 31, 2005, the Company disposed of two non-core businesses, Octel Performance Chemicals Inc. and Gamlen Industries SA waste water treatment plant. The consideration received was $1.2 million and $1.9 million respectively. The net assets disposed of were $3.1 million which comprised:

(millions of dollars)	Octel Performance Chemicals Inc.	Gamlen Industries SA waste water treatment plant
Accounts receivable	$1.0	$0.4
Inventories	0.9	0.5
Property, plant and equipment	0.5	0.1
Goodwill	0.5	—
Accounts payable	(0.9)	(0.3)
Intercompany balances	0.4	—

	$2.4	$0.7

The net loss on disposal for Octel Performance Chemicals Inc. was $1.6 million which includes the net loss for the year of $0.4 million.

The net profit on disposal of Gamlen Industries SA waster water treatment was $0.2 million which includes the net loss for the year of $0.3 million, professional fees of $0.2 million and a tax charge of $0.5 million.

On November 15, 2004, the Company disposed of a non-core business, Bycosin Mexico, for consideration of $0.9 million. The net assets disposed of were $4.8 million which comprised:

(millions of dollars)
Cash	$0.5
Accounts receivable	3.4
Inventories	0.8
Prepaid expenses	0.6
Property, plant and equipment	0.2
Goodwill	2.7
Accounts payable	(0.3)
Intercompany balances	(3.1)

$4.8

The net loss on disposal was $3.9 million which includes the net income of Bycosin Mexico for 2004 up to the date of disposal of $0.4 million, professional fees of $0.2 million and a tax charge of $0.2 million.

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22    Other balance sheet information

Restricted cash

During 2004 the Company acquired Aroma & Fine Chemicals Limited (see Note 8). Of the consideration, £2.5 million ($4.3 million) is in the form of Loan Notes. These are repayable in two equal tranches in January and September 2006.

Under the terms of the loan notes they must be secured by an equal amount of restricted cash in escrow.

Other assets

Included within other assets are investments that are not consolidated by the Company on the grounds that the Company does not have a controlling financial interest. These investments are held at cost less provision for impairment. The principal affiliates are as follows:

Ownership interest
Deurex Micro Technologies GmbH	20.0%
Ferrous Corp	47.7%
Octel Chemay (Pty) Limited	50.0%
PotatoPak Limited	27.5%

All of the unconsolidated affiliates are privately held companies and as such quoted market prices are not available. No dividends were received during 2005, 2004 and 2003.

During the year the Company made sales of €1.2 million ($1.5 million) to Deurex Micro Technologies GmbH (Deurex). At December 31, 2005, the balance owed to the Company by Deurex was €0.2 million ($0.2 million).

Note 23.    Asset retirement obligations

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

The amounts recorded as liabilities in our balance sheet were unchanged by FAS 143 because all qualifying costs had been fully provided under our pre-existing environmental compliance and remediation accounting policy. However, we had previously expensed these costs in full, so the change brought about by FAS 143 has been the retrospective capitalization and depreciation of those costs. As a result, a total of $8.3 million of costs were added to the

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount of property, plant and equipment. Since most of the relevant plant was nearing the end of its useful life, the cumulative depreciation uplift was $7.8 million.

The effect on the income statement, reflecting the net book value of costs previously written off but now capitalized, was $0.5 million and has been disclosed separately on the face of the income statement as “cumulative effect of change in accounting principle”.

Note 24.    Recently Issued Accounting Pronouncements

In April 2005, the SEC approved a new rule that delays the effective date of Financial Accounting Standards Board (“FASB”) Statement no. 123 (R) (“FAS 123R”) Share Based Payment. This standard is now effective for public companies for annual periods that begin after June 15, 2005. In the light of this announcement the Company has decided to commence its adoption of this standard on January 1, 2006. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company has not yet evaluated the impact of adopting this standard on its financial statements.

In March 2005, the SEC made available FASB Interpretation no. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation clarifies that conditional asset retirement obligations meet the definition of an asset retirement obligation in FAS 143, Accounting for Asset Retirement Obligations and therefore should be recognized if the fair value of such settlement is reasonably estimable. The Company has a conditional asset retirement obligation relating to the Ellesmere Port, UK site. As at the year ended December 31, 2005 the Company deems the fair value is not reasonably estimable as the Company has no intentions of vacating the site. If it is deemed that a fair value is reasonably estimable this would have a material impact on the stated liabilities of the Company.

In November 2004, the FASB issued FAS 151, Inventory Costs, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material. This standard requires that such items be recognized as current period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25.    Related Party Transactions

On February 24, 2005, Dennis J. Kerrison, the Chief Executive Officer and President of the Company, arranged to transfer GBP 50,000 (equivalent to approximately ZAR 500,000) from his bank account in the United Kingdom to the account of the Associated Octel Company (South Africa) (Pty) Limited (“AOCSA”), a wholly-owned indirect subsidiary of Innospec Inc. On the same day, at the initiation of Mr Kerrison, AOCSA made a payment of ZAR 500,000 (equivalent to approximately USD 95,000) for Mr Kerrison’s personal use. On February 28, 2005, AOCSA received the funds transmitted from Mr Kerrison’s U.K. bank account. AOCSA was later reimbursed for associated costs.

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934).

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded Finetex, Inc. from our assessment of internal control over financial reporting as of December 31, 2005 because this entity was acquired by the Company in January, 2005. Finetex Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3.2% and 3.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in the Internal Control-Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, United Kingdom (PwC), an independent registered public accounting firm, as stated in their report that is included on pages 49 and 50 of this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors and Executive Officers of the Registrant

Information under the heading “Management” set out in the Proxy Statement, to be dated March 31, 2006, relating to the 2005 Annual Meeting of Stockholders to be held on May 2, 2006 (“the Proxy Statement”) is incorporated herein by reference.

At its Board Meeting on February 24, 2004 the Company formally adopted a Code of Ethics. Any stockholder who requires a copy of the Code of Ethics, Corporate Governance Guidelines or any of the Board Committee Charters may obtain one in writing by writing to the Investor Relations Director, Innospec Inc, PO Box 17, Oil Sites Road, Ellesmere Port, Cheshire, CH65 4HF, e-mail investor@innospecinc.com. These documents can also be accessed via the Company’s website, www.innospecinc.com.

Information regarding the composition and the workings of the Audit Committee are included under the headings “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Audit Committee Report” in the Proxy Statement and is incorporated herein by reference.

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

The current limit for the total amount of shares which can be issued or awarded under the Company’s six share option plans is 3,043,000.

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

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2006 appear on pages 49 through 90 of the 2005 form 10 K to stockholders, are incorporated in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed herewith.

3.2	Amended and Restated By-laws of the Registrant filed herewith.

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)

4.3	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

4.4	Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)

4.5	Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit A). (4)

4.6	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

4.7	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

4.8	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6).

4.9	Amendment to Rights Agreement (10).

10.1	Tax Disaffiliation Agreement between GLCC and the Registrant. (1)

10.2	Corporate Services Transition Agreement between GLCC and the Registrant. (1)

10.3	Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)

10.4	Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)

10.5	Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)

10.6	Ethyl Corporation Market and Sales Agreement. (4)

10.7	Innospec Inc. Non Employee Directors Stock Option Plan. (4)

10.8	Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)

10.9	Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)

10.10	Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)

10.11	Innospec Inc. Time Restricted Stock Option Plan. (3)

10.12	Innospec Inc. Performance Related Stock Option Plan. (3)

10.13	Associated Octel Savings-Related Stock Option Plan. (3)

10.14	Form of Innospec Inc. Approved Company Share Option Plan. (8)

10.15	Form of Innospec Inc. Profit Sharing Share Scheme. (8)

10.16	Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)

10.17	Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)

10.18	Consultancy Agreement between Innospec Inc. and Robert E Bew. (9)

10.19	Employment offer letter from The Associated Octel Company Limited to Ian A Watling. (11)

10.20	Employment offer letter from The Associated Octel Company Limited to Philip J Boon. (11)

10.21	Executive Services agreement, Richard Shone (13)

10.22	Contract of Employment, Sharon Todd (13)

10.23	Contract of Employment, Ian McRobbie (13)

10.24	Contract of Employment, Paul Jennings (13)

10.25	Contract of Employment, Alexander Dobbie (13)

10.26	Contract of Employment, Dr. Catherine Hessner. (17)

10.27	Contract of Employment, Andrew Hartley. (17)

10.28	$100,000,000 term loan agreement between Innospec Inc., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999 (6).

10.29	US$250,000,000 Facilities Agreement dated 29 October 2001 for Innospec Inc. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent. (12)

10.30	Amendment and Restatement Agreement, dated 30 January 2004, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto. (14)

10.31	Business and Asset Purchase Agreement, dated November 15, 2004, between Bycosin AB, Håkan Byström and others, and Octel Petroleum Specialties Limited. (16)

10.32	Supply Agreement, dated November 15, 2004, between Bycosin AB and Pesdo Swedcap Holdings AB. (16)

10.33	Resignation Agreement of Mr. D. Kerrison, dated April 12, 2005 (18)

10.34	Contract of Employment, Paul W. Jennings, dated September 21, 2005. (19)

10.35	Contract of Employment, Patrick Williams, dated October 11, 2005. (20)

10.36	Fixed term agreement, James F. Lawler, dated December 7, 2005. (21)

10.37	Amendment and Restatement Agreement, dated 13 December, 2005, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto (22)

12.1	Statement Regarding Computation of Financial Ratios. (filed herewith)

13.1	Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)

14	The Innospec Inc. Code of Ethics (15)

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney of Directors and Officers of the Registrant (4).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended (7).

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-/A.

(2)	Incorporated by reference to the Company’s Form 10-/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 10-Q on November 10, 1998.

(6)	Filed with the Company’s Form 8-K on November 12, 1999.

(7)	Filed with the Company’s Form 8-K/A on January 20, 2000.

(8)	Filed with the Company’s Form 10-K on March 26, 1999.

(9)	Filed with the Company’s Form 10-K on March 27, 2000.

(10)	Filed with the Company’s Form 8-K on July 21, 2000.

(11)	Filed with the Company’s Form 10-K on March 26, 2001

(12)	Filed with the Company’s Form 10-K on March 25, 2002.

(13)	Filed with the Company’s Form 10-K on March 28, 2003.

(14)	Filed with the Company’s Form 8-K on February 9, 2004.

(15)	Filed with the Company’s Proxy Statement on March 15, 2004

(16)	Filed with the Company’s Form 8-K on November 19, 2004

(17)	Filed with the Company’s Form 10-K on March 31, 2005

(18)	Filed with the Company’s Form 8-K on April 12, 2005

(19)	Filed with the Company’s Form 8-K on September 27, 2005

(20)	Filed with the Company’s Form 8-K on October 12, 2005

(21)	Filed with the Company’s Form 8-K on December 7, 2005

(22)	Filed with the Company’s Form 8-K on December 19, 2005

(b)	Reports on Form 8-K

A report on Form 8-K was furnished on October 12, 2005, relating to the letter of appointment for the President of the Petroleum Specialties business.

A report on Form 8-K was furnished on October 25, 2005, relating to the third quarter results press release.

On December 7, 2005 the Company filed a Form 8-K announcing the appointment of James F Lawler as Executive Vice President and Chief Financial Officer.

On December 19, 2005 the Company filed a Form 8-K announcing the refinancing arrangements.

On January 30, 2005 the Company filed a Form 8-K announcing the name change to Innospec Inc.

On February 7, 2006 the Company filed a Form 8-K announcing financial results for the three and twelve months ended December 31, 2005.

On February 8, 2006 the Company filed a Form 8-K regarding the subpoena of documents in relation to the Oil for Food Program.

On February 10, 2006 the Company filed a Form 8-K regarding the press release announcing it had prepared a presentation for investors.

On February 17, 2006 the Company filed a Form 8-K announcing that the board of directors of Innospec Inc. had authorized the acceleration of the Company’s stock repurchase program and are to repurchase up to 300,000 of its common stock by April 26, 2006. The company also announced in this Form 8-K that the board of directors of Innospec Inc. had declared a final dividend for the full year 2005 of $0.08 per share on common stock.

On March 15, 2006 the Company filed a Form 8-K regarding the press release announcing that is was to switch its listing to NASDAQ.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ Paul W Jennings
(Registrant)		PAUL W JENNINGS
Date:		President and Chief Executive Officer
March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

March 16, 2006	/s/ James F Lawler
James F Lawler, Executive Vice President and Chief Financial Officer

March 16, 2006	/s/ Robert E Bew
Dr Robert E Bew, Chairman and Director

March 16, 2006	/s/ Martin M Hale
Martin M Hale, Director

March 16, 2006	/s/ Samuel A Haubold
Samuel A Haubold, Director

March 16, 2006	/s/ James Puckridge
James Puckridge, Director

March 16, 2006	/s/ Benito Fiore
Dr Benito Fiore, Director

March 16, 2006	/s/ Charles M Hale
Charles M Hale, Director

March 16, 2006	/s/ Hugh G C Aldous
Hugh Aldous, Director