Form 10-Q
period 2006-03-31
INNOSPEC INC.
filed 2006-05-10
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2006

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 17 Ellesmere Port, Cheshire, United Kingdom	CH65 4EY
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44-151-355-3611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of April 28, 2006
Common Stock, par value $0.01	12,294,840

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	March 31 2006	December 31 2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$59.7	$68.9
Restricted cash (note 9)	2.2	4.3
Accounts receivable, less allowance of $2.2 (2005 - $2.2)	71.7	64.8
Inventories
Finished goods	70.6	63.9
Work in progress	21.4	21.8
Raw materials	13.7	10.8

Total inventories	105.7	96.5
Prepaid expenses	4.4	5.3

Total current assets	243.7	239.8

Property, plant and equipment	94.7	85.9
Less accumulated depreciation	(28.5)	(18.6)

Net property, plant and equipment	66.2	67.3

Goodwill (note 6)	189.1	200.4
Intangible assets (note 7)	39.9	43.0
Deferred finance costs	2.0	2.1
Prepaid pension cost	113.8	113.0
Other assets	2.5	9.7

	$657.2	$675.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	March 31 2006	December 31 2005
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$45.3	$54.5
Accrued liabilities	46.4	59.4
Accrued income taxes	5.5	—
Current portion of plant closure provisions (note 8)	7.3	10.1
Current portion of long-term debt (note 9)	27.7	14.5
Current portion of deferred income	2.0	2.0

Total current liabilities	134.2	140.5

Plant closure provisions, net of current portion (note 8)	20.8	21.0
Deferred income taxes	42.2	41.9
Deferred income, net of current portion	2.4	2.9
Long-term debt, net of current portion (note 9)	117.0	130.1
Other liabilities	23.1	24.2
Minority interest	0.2	0.3
Contingencies and commitments (Note 11)
Stockholders’ equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	279.8	276.2
Treasury stock (2,521,827 and 2,452,249 shares at cost, respectively)	(34.3)	(32.0)
Retained earnings	89.0	88.4
Accumulated other comprehensive income	(17.3)	(18.3)

Total stockholders’ equity	317.3	314.4

	$657.2	$675.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions of dollars except share and per share data)	Three Months Ended March 31
	2006	2005
Net sales	$117.9	$133.4
Cost of goods sold	(72.4)	(83.2)

Gross profit	45.5	50.2
Operating expenses
Selling, general and administrative	(21.1)	(25.8)
Research and development	(2.5)	(3.0)
Restructuring charge	(0.9)	(2.4)
Amortization of intangible assets	(3.1)	(3.2)
Impairment of Octane Additives business goodwill (note 6)	(11.3)	(14.8)

	(38.9)	(49.2)

Operating income	6.6	1.0
Interest expense (net)	(1.4)	(1.7)
Other income (net)	0.1	3.3

Income before income taxes	5.3	2.6
Income taxes	(4.7)	(4.8)

Income / (loss) from continuing operations	0.6	(2.2)
Discontinued operations, net of tax (note 10)	—	(0.2)

Net income / (loss)	$0.6	$(2.4)

Earnings / (loss) per share – net income (note 3):
Basic	$0.05	$(0.19)

Diluted	$0.05	$(0.19)

Earnings / (loss) per share- continuing operations (note 3):
Basic	$0.05	$(0.18)

Diluted	$0.05	$(0.18)

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,329	12,385

Diluted	12,866	12,385

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions of dollars)	Three Months Ended March 31
	2006	2005
Cash Flows from Operating Activities
Net Income / (loss)	$0.6	$(2.4)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	6.4	6.9
Impairment of Octane Additives business goodwill (note 6)	11.3	14.8
Deferred income taxes	0.3	(0.1)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(5.6)	2.8
Inventories	(8.6)	(12.4)
Accounts payable and accrued liabilities	(19.8)	4.3
Income taxes and other current liabilities	12.7	(0.2)
Movement in pension prepayment	(0.8)	(0.7)
Plant closure provisions	(3.1)	(1.0)
Stock option compensation charge	0.4	—
Other non-current liabilities	(1.5)	(1.7)

Net cash (used) / provided by operating activities	(7.7)	10.3

Cash Flows from Investing Activities
Capital expenditures	(1.1)	(1.9)
Business combinations, net of cash acquired	—	(21.3)
Other	—	(0.1)

Net cash used in investing activities	(1.1)	(23.3)

Cash Flows from Financing Activities
Receipt of long-term borrowings	2.0	51.0
Receipt of short-term borrowings	0.2	—
Repayment of long-term borrowings	—	(30.0)
Issue of treasury stock	1.0	1.0
Repurchase of treasury stock	(3.1)	—
Refinancing costs	0.1	—

Net cash provided by financing activities	0.2	22.0
Effect of exchange rate changes on cash	(0.6)	3.3

Net change in cash and cash equivalents	(9.2)	12.3
Cash and cash equivalents at beginning of period	68.9	33.3

Cash and cash equivalents at end of period	$59.7	$45.6

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4
Net income	—	—	—	0.6	—	0.6
Derivatives, net of tax (1)	—	—	—	—	0.3	0.3
Net CTA change, net of tax (2)	—	—	—	—	0.7	0.7
Treasury stock re-issued	—	0.2	0.8	—	—	1.0
Treasury stock repurchased	—	—	(3.1)	—	—	(3.1)
Stock option compensation charge (3)	—	3.4	—	—	—	3.4

Balance at March 31, 2006	$0.1	$279.8	$(34.3)	$89.0	$(17.3)	$317.3

1.	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
2.	Changes in cumulative translation adjustment.
3.	Following adoption of FAS 123 (R) a stock option liability of $3.0 million, built up under APB 25 was reclassified.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three months ended March 31:

(millions of dollars)	Three Months Ended March 31
	2006	2005
Net income / (loss) for the period	$0.6	$(2.4)
Changes in cumulative translation adjustment, net of tax	0.7	(1.4)
Changes in unrealized exchange gains on derivative instruments, net of tax	0.3	0.1

Total comprehensive income / (loss)	$1.6	$(3.7)

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

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

It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on March 16, 2006.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified certain amounts in the 2005 income statement where necessary to disclose separately the prior year results of discontinued operations (note 10).

NOTE 2 – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At March 31, 2006, the Company had authorized common stock of 40,000,000 shares (December 31, 2005 – 40,000,000). Issued shares at March 31, 2006, were 14,777,250 (December 31, 2005 – 14,777,250) and treasury stock amounted to 2,521,827 shares (December 31, 2005 – 2,452,249).

The Company has five active stock option plans, the first four of which provide for grants of options to key employees and non-employee directors. One other plan provides stock options on an equal basis to all U.K. employees.

The current limit for the number of shares of common stock which can be issued or awarded under the plans is $3,043,000. All of the stock options issued have a vesting period of three years and expire within ten years of the date of grant.

The total intrinsic value of options exercised in the quarter is $474,642 and the new total fair value of shares vested during the quarter is $884,422.

For the remaining options, a charge of $3,086,629 is still to be recognized over the weighted average remaining life of 2.19 years.

On January 1, 2006 the Company adopted FAS 123 (R). FAS 123 (R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the quarter ended March 31, 2006.

Movements in stock options in the first quarter, 2006, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2006	958,048	$10.10
Grants – at discount	103,038	$5.34	$12.88
Exercised	(55,055)	$10.03
Cancelled	(14,752)	$6.14

Outstanding at March 31, 2006	991,279	$9.59

Range of Exercise Price	Number outstanding at March 31, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable and Fully Vested at March 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Life
$0-$5	349,791	8.10	$0.00	27,321	$0.00	5.26
$5-$10	47,328	4.11	$7.81	47,328	$7.81	4.11
$10-$15	347,362	4.80	$13.47	347,362	$13.47	4.80
$15-$20	230,648	7.20	$17.73	87,868	$17.57	5.15
$20-$25	16,150	8.12	$23.00	—	—	—

	991,279			509,879

The aggregate intrinsic value of fully vested stock options is $456,031. Of the 509,879 stock options that are exercisable 24,301 have performance conditions attached. The total compensation cost for FAS 123(R) for the period was $428,000 gross of tax and $278,000 net of tax.

The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. The Company previously recorded a charge for stock options based on the intrinsic value method outlined in APB 25. The following table summarizes the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had adopted FAS 123(R). From this point compensation expense will be recorded within the accounts and calculated consistently with the method prescribed in the standard.

(in millions, except per share data)	2005
Net income / (loss) as reported	$(2.4)
Compensation, net of tax, included in net income	0.4
Compensation, net of tax, FAS 123 basis	(0.3)

Actual / Pro forma net income / (loss)	$(2.3)

Earnings / (loss) per share
Basic	$(0.19)

Diluted	$(0.19)

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2006	2005
Dividend yield	0.4%	0.5%
Expected life	4 years	4 years
Volatility	44.80%	40.77%
Risk free interest rate	4.26%	3.70%

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2006	2005
Numerator:
Income / (loss) from continuing operations	$0.6	$(2.2)
Discontinued operations, net of tax	—	(0.2)

Net income / (loss) available to common shareholders	$0.6	$(2.4)

Denominator:
Weighted average common shares Outstanding	12,329	12,385
Dilutive effect of stock options and awards	537	—

Denominator for diluted earnings per share	12,866	12,385

Net income per share:
Income / (loss) from continuing operations	$0.05	$(0.18)
Discontinued operations, net of tax	—	(0.01)

Net income / (loss) available to common shareholders	$0.05	$(0.19)

Net income per share, diluted:
Income /(loss) from continuing operations	$0.05	$(0.18)
Discontinued operations, net of tax	—	(0.01)

Net income / (loss) available to common shareholders	$0.05	$(0.19)

The weighted average number of share options that were anti-dilutive in the three months ended March 31, 2006, were 453,905. These share options have been excluded from the calculation of diluted earnings per share (2005 – 1,069,275).

NOTE 4 – PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic cost for the three months ended March 31, 2005 and 2006 were as follows:

	Three Months Ended March 31
	2006	2005
Service cost	$(1.2)	$(1.6)
Interest cost	(9.4)	(10.4)
Expected return on plan assets	10.6	11.9
Amortization of prior service cost	—	(0.3)

Net periodic cost	$—	$(0.4)

The Company expects to make ordinary contributions of approximately $3.1 million to its defined benefit pension plan in 2006. As of the three months ended March 31, 2006, contributions of $0.8 million have been made. Further ordinary contributions of $2.3 million are expected throughout the remainder of the year.

Due to restructuring activities which took place during 2005, 41 employees who were members of the contributory defined benefit pension plan left the company during the first quarter.

NOTE 5 – SEGMENTAL REPORTING

The Company has three businesses – Fuel Specialties, Octane Additives and Performance Chemicals. Following the restructuring announced in the fourth quarter 2005, Fuel Specialties business now includes (“TEL”) for use in aviation gasoline and certain cold flow improvers previously reported in the Octane Additives and Performance Chemicals businesses, respectively. The Fuel Specialties business provides additives for a range of fuels to improve fuel efficiency, boost engine performance and reduce harmful emissions. Performance Chemicals includes a range of companies who manufacture performance chemicals used in a wide range of industrial processes and everyday products. These include surfactants and emollients for the personal care market from Finetex, synthetic aromas including Lilestralis, “Octaquest” biodegradable chelating agents, an antistatic additive “Octastat” and Leuna branded waxes. Certain research and development activities which were previously reported in corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2005 comparatives reflect this change. This has had no impact on total net income.

The following table presents a summary of the Company’s reportable segments for the three months ended March 31, 2006 and 2005:

(millions of dollars)	Three Months Ended March 31
	2006	2005
Net Sales
Fuel Specialties	$65.7	$59.0
Octane Additives	24.7	46.9
Performance Chemicals	27.5	27.5

Total	$117.9	$133.4

Gross profit
Fuel Specialties	$24.9	$19.9
Octane Additives	15.2	25.0
Performance Chemicals	5.4	5.3

Total	$45.5	$50.2

Operating Income
Fuel Specialties	$12.7	$7.2
Octane Additives	10.2	19.0
Performance Chemicals	1.8	1.6
Corporate costs	(5.9)	(9.2)
Pension charge	—	(0.4)

Total Corporate costs	(5.9)	(9.6)
Restructuring	(0.9)	(2.4)
Impairment of Octane Additives business goodwill	(11.3)	(14.8)

Operating income	$6.6	$1.0

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments for the three months ended March 31, 2006 and 2005.

(millions of dollars)	Three Months Ended March 31
	2006	2005
Depreciation
Fuel Specialties	$0.4	$0.6
Octane Additives	0.7	0.7
Performance Chemicals	1.0	1.3
Corporate	0.9	0.9

Total	$3.0	$3.5

Amortization
Fuel Specialties	$0.3	$0.3
Octane Additives	2.5	2.5
Performance Chemicals	0.3	0.4

Total	$3.1	$3.2

NOTE 6 – GOODWILL

Goodwill comprises the following:

	Three Months Ended March 31
	2006	2005
Gross cost at January 1	$498.5	$630.3
Acquisitions	—	4.2
Impairment of Octane Additives business goodwill	(11.3)	(14.8)
Exchange effect	—	(0.2)

Gross cost at March 31	487.2	619.5

Amortization at January 1	(298.1)	(298.1)
Exchange effect	—	0.1

Amortization at March 31	(298.1)	(298.0)

Net book amount at March 31	$189.1	$321.5

Impairment of Octane Additives business goodwill

The principal product of the Octane Additives business segment is lead alkyl antiknock compound (TEL) which is used in leaded gasoline. Due to the legislation enacted in the USA and other countries there has been a trend away from the use of leaded gasoline which has resulted in a decline in the demand for Octane Additives in the world market.

The Company expects to recognize an impairment charge in each successive year over the remaining life of the Octane Additives business. The charge is non-cash in nature and has no impact on taxation.

NOTE 7 – INTANGIBLE ASSETS

	Three Months Ended March 31
	2006	2005
Gross cost at January 1	$86.9	$80.5
Acquisitions	—	7.2
Exchange effect	(0.1)	—

Gross cost at March 31	86.8	87.7

Amortization at January 1	(43.9)	(31.9)
Charge	(3.1)	(3.2)
Exchange effect	0.1	—

Amortization at March 31	(46.9)	(35.1)

Net book amount at March 31	$39.9	$52.6

A charge of $3.1 million was recognized in the first three months of 2006. $2.5 million of which was in relation to the amortization of the Veritel intangible asset. The remaining $0.6 million charge recognized in the first three months of 2006 relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC, Aroma & Fine Chemicals Limited (“AFC”) and Finetex, Inc.

A charge of $3.2 million was recognized in the first three months of 2005. $2.5 million of which was in relation to the amortization of the Veritel intangible asset. The remaining $0.7 million charge relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC, Aroma & Fine Chemicals Limited and Finetex, Inc.

NOTE 8 – PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) as demand for Octane Additives continues to diminish. The restructuring provision also includes provisions for the programmes undertaken to reduce Fuel Specialties and Performance Chemicals production, selling and administrative costs.

Movements in the provisions for the period are set out below:

(millions of dollars)	2006 Severance	2006 Other Restructuring	2006 Remediation	2006 Total	Q1 YTD 2005 Total
Total at January 1	$7.8	$0.1	$23.2	$31.1	$28.6
Charge for the period	0.5	0.4	—	0.9	2.8
Expenditure	(3.6)	(0.5)	—	(4.1)	(3.4)
Exchange effect	0.2	—	—	0.2	(0.6)

Total at March 31	$4.9	$—	$23.2	$28.1	$27.4
Due within one year	(4.0)	—	(3.3)	(7.3)	(10.1)

Balance at March 31	$0.9	$—	$19.9	$20.8	$17.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.5 million was recognized in the first quarter 2006. A charge of $0.2 million was recognized in relation to severance costs associated with consolidating manufacturing onto one site in one of the US Performance Chemicals Businesses. The remaining $0.3 million is an additional charge in relation to the salary and other emoluments to be paid to the former CEO.

Other restructuring

A charge of $0.4 million was recognized in the first quarter 2006. A charge of $0.2 million was recognized for demolition work at the Ellesmere Port Site and restructuring at the former Research and Technical facility at Bletchley Park, UK following its relocation the Ellesmere Port Site. The remaining $0.2 million was recognized in respect of costs associated with the closure of the European Head Office in Manchester, UK.

Remediation

There is no remediation charge for the quarter.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main UK site as a contingent liability because there is no present intention to exit the site. The Company has further determined that due to the uncertain product life of Octane Additives, particularly in the market for aviation gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

NOTE 9 – DEBT

The Company’s debt consists of the following:

(in millions)	March 31 2006
Senior term loan	$100.0
Revolving credit	42.0
Loan notes	2.2
Capital Leases	0.2
Overdraft	0.3

144.7

Less current portion	(27.7)

$117.0

On December 13, 2005 the Company reached an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. An additional $67.1 million revolving credit facility was also agreed, which will expire on June 12, 2009. Repayments of the term loan of $10.0 million are due on July 31, 2006, $15.0 million on January 31, 2007, $20.0 million on July 31, 2008 and a final repayment of $55.0 million on June 12, 2009. There was $140.0 million outstanding under the terms of the facility at December 31, 2005.

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

The new financing facility also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0. This “look forward” test was not applicable to the Company during the period to March 31, 2006 due to such ratio not being exceeded.

Management believes that the Company has not breached these covenants throughout the period to March 31, 2006. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

On acquisition of Aroma & Fine Chemicals Limited on August 26, 2004, the Company issued £2.5 million ($4.4 million) of loan notes to the vendors. These loan notes are secured by an equal amount of restricted cash in escrow. In January 2006 the Company paid the first tranche of the loan notes, amounting to $2.2 million. The final tranche is payable in September 2006.

No assets held under capital leases were capitalized during 2006 and 2005. The 2004 leases were principally in respect of items of computer hardware based in the UK.

The following table presents the projected annual maturities for the next four years after quarter 1, 2006:

(in millions)	Term loan	Revolving credit facility	Loan notes	Capital leases	Overdraft	Total
2006	$10.0	$—	$2.2	$0.1	$0.3	$12.6
2007	15.0	—	—	0.1	—	15.1
2008	20.0	—	—	—	—	20.0
2009	55.0	42.0	—	—	—	97.0

	$100.0	$42.0	$2.2	$0.2	$0.3	$144.7

NOTE 10 – DISCONTINUED OPERATIONS

On December 31, 2005, the Company disposed of two non-core businesses, Octel Performance Chemicals Inc. and Gamlen Industries SA’s waste water treatment plant. The consideration received was $1.2 million and $1.9 million, respectively. The net assets disposed of were $2.4 million and $0.7 million respectively.

The net loss on disposal for Octel Performance Chemicals Inc. was $1.6 million, which includes the net loss incurred in 2005 of $0.4 million.

The net profit on disposal of Gamlen Industries SA’s waster water treatment was $0.2 million, which includes the net loss incurred in 2005 of $0.3 million, professional fees of $0.2 million and a tax charge of $0.5 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company until the date of disposal, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activity engaged in by certain non-U.S. subsidiaries of the Company. Disclosures, amongst other items, included that the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-U.S. subsidiaries since January 1999 was approximately $26.6 million.

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

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter (“response letter”) to OGSR on December 14, 2005. The company continues to be in correspondence with OGSR regarding the submission of further information concerning its voluntary disclosure to OFAC.

Oil For Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary company, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions by the Company and Alcor. The Company, and its officers and directors, are cooperating with the SEC in its investigations. At this time, Management is not able to predict whether the SEC will seek to impose any fines or penalties in this matter if the Company or its subsidiaries were found not to have complied with the relevant laws.

Federal Trade Commission Matter

In July 1999, The Associated Octel Company Limited (“AOC”), a wholly owned indirect subsidiary of the Company, and AllChem Industries (“AllChem”) entered into a consent order (“Order”) with the U.S Federal Trade Commission (“FTC”), which, among other things, required AOC to sell TEL for 15 years to AllChem pursuant to a certain Supply Agreement dated July 30, 1999. The Order, among other things, required AOC (i) to seek FTC approval before changing any of the price terms of the Supply Agreement, and (ii) to file yearly compliance reports. Thereafter, AOC changed some of the price terms without obtaining FTC approval and filed compliance reports that failed to mention the changes. When AOC discovered the error in June 2005, it notified the FTC of the compliance report issues and changes to the Supply Agreement, and sought retroactive approval for the latter, which request is pending. However, because the changes to the Supply Agreement lowered the price of TEL to AllChem, the Company does not believe that it is probable that the FTC will seek to impose civil penalties for AOC’s possible violation of the Order.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of March 31, 2006, for $6.3 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

On acquisition of Aroma & Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.4 million) of loan notes to the vendors. Half of these loan notes have been repaid in January 2006 and the remaining tranche is repayable in September 2006. This is secured by an equivalent amount of restricted cash in escrow.

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

ITEM 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three Months Ended March 31, 2006 And 2005

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

Consolidated Income (Unaudited):

(millions of dollars except share and per share data)	Three Months Ended March 31
	2006	2005
Net sales	$117.9	$133.4
Cost of goods sold	(72.4)	(83.2)

Gross profit	45.5	50.2
Operating expenses
Selling, general and administrative	(21.1)	(25.8)
Research and development	(2.5)	(3.0)
Restructuring charge	(0.9)	(2.4)
Amortization of intangible assets	(3.1)	(3.2)
Impairment of Octane Additives business goodwill	(11.3)	(14.8)

	(38.9)	(49.2)

Operating income	6.6	1.0
Interest expense (net)	(1.4)	(1.7)
Other income (net)	0.1	3.3

Income before income taxes	5.3	2.6
Income taxes	(4.7)	(4.8)

Income / (loss) from continuing operations	0.6	(2.2)
Discontinued operations, net of tax	—	(0.2)

Net income / (loss)	$0.6	$(2.4)

Earnings / (loss) per share – net income (note 3):
Basic	$0.05	$(0.19)

Diluted	$0.05	$(0.19)

Earnings / (loss) per share- continuing operations (note 3):
Basic	$0.05	$(0.18)

Diluted	$0.05	$(0.18)

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,329	12,385

Diluted	12,866	12,385

The 2005 results have been adjusted to reflect the effect of discontinued operations.

Three months to March 31, 2006:

Net sales

For the three months to March 31, 2006 reported sales of $117.9 million are $15.5 million (11.6%) lower than the $133.4 million reported in the equivalent period in 2005. Fuel Specialties sales were $6.7 million (11.4%) higher than sales in the first quarter, 2005. Fuel Specialties sales to the Americas, in the first quarter were 17.3% higher than sales in the equivalent period in 2005 due to increased sales of cetane number improvers and diesel additives ahead of changes in legislation. Sales in Europe were 3.4% higher than sales in the equivalent period in 2005. Sales in Asia Pacific were up 63.1% in the first quarter compared to the equivalent period in 2005 due to strong orders from key accounts and additional sales to China, Japan and Australia. Octane Additives sales declined by $22.2 million (47.3%) when compared to the first quarter of 2005. Octane Additives sales volume were down 73.2% compared to the first quarter of 2005 but the release of a potential retrospective pricing provision contributed $6.6 million to reported net sales. Octane Additives sales volumes were affected by the non recurrence of sales to South America that occurred in the first quarter 2005, due to the exit of a major customer from the market, lower sales to Africa due to the decision of another major customer to discontinue the use of TEL in motor gasoline at the end of 2005 and low shipments to the Middle East and the Far East in the first quarter 2006. Performance Chemicals sales were flat at $27.5 million compared to the first quarter 2005. Growth in the personal care business was offset by lower shipments from AFC and the Associated Octel Company’s UK business.

Gross profit

In the first quarter the gross profit margin for the Company was 38.6% compared to 37.6% in 2005. Higher margin Octane Additives sales were a smaller proportion of total sales than in the first quarter of 2005 (20.9% down from 35.2%) and this mix effect depressed the overall gross profit margin. However this was offset by improved margins in all of the businesses. In Fuel Specialties, the gross margin at 37.9% was 4.2 percentage points higher than the gross margin in the first quarter, 2005. The gross margin has been improved by price increases in the Americas and by a richer mix of product sales in the Americas and Asia Pacific. The higher Octane Additives margin partly reflects the mix of business in the first quarter and the Company does not believe that this is indicative of a longer term trend. The gross profit margin in Octane Additives at 61.5% was 8.2 percentage points higher than the gross margin in the first quarter, 2005. The gross profit in Octane Additives benefited from the $4.5 million gross profit effect of the release of the provision for a potential retrospective pricing rebate mentioned above. The gross margin in Performance Chemicals was 19.6% in the first quarter, 2006, this compares to 19.3% recorded in the same period in 2005.

Selling, general and administrative expenses

There has been a $5.2 million reduction in selling, general and administrative and research and devlopment expenses over the first quarter of 2005. At $5.9 million, total corporate costs were $3.7 (38.5%) million lower than in the first quarter of 2005. The first quarter 2005 charge included $0.8 million related to the special investigation and also a pension charge of $0.4 million. The Corporate costs were lower in the first quarter, 2006 because the Company is not obligated to recognize a pension charge in 2006 and further cost savings were realized as a result of the streamlining of the executive structure and the relocation of the European Head Office to the main UK manufacturing site at

Ellesmere Port, UK. Octane Additives selling, general and administrative costs are $0.9 million lower than in the first quarter of 2005 due to savings in the South African and French selling offices and savings in the UK. Fuel Specialties selling general and administrative costs are $0.7 million lower than in the first quarter 2005 due to savings in the Americas and savings in EMEA partly arising from the relocation of the Fuel Technology Centre to Ellesmere Port, UK and the closure of Adastra during 2005. In Performance Chemicals selling general and administrative expenses are unchanged when compared to the first quarter 2005.

Restructuring charge

The Company incurred restructuring costs of $0.9 million in the first quarter 2006. The equivalent charge in the first quarter of 2005 was $2.4 million. A charge of $0.3 million was recognized in relation to a higher bonus payment to the former CEO. A charge of $0.2 million was recognized in respect of expenses to consolidate manufacturing on one site in North Carolina in the personal care business. $0.4 million was recognized in respect of sundry other restructuring costs in the UK. In the first quarter 2005 a charge of $2.0 million was recognized in respect of the closure of the Adastra business and a charge of $0.4 million was recognized in respect of other UK severance costs.

Amortization of intangible assets

The amortization charge was $3.1 million in the first quarter. This is equivalent to the charge recognized in the first quarter of 2005. In both periods a charge of $2.5 million in the quarter related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining charge of $0.6 million the first quarter 2006 relates to the amortization of intangible assets recognized in 2004 and 2005 in relation to the recent acquisitions.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $11.3 million for the impairment of Octane Additives business goodwill in the first quarter of 2006. There have been no significant changes in the estimates from the model that was used at the end of 2005. The charge in the first quarter of 2005 was $14.8 million.

The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $30 million for the 12 months ending December 31, 2006, if actual cashflows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, including the level of compensation paid to Ethyl under the TEL marketing agreements, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other income (net)

At $1.4 million the net interest expense is $0.3 million lower than in the first quarter of 2005. Net debt was lower at the end of the first quarter than it was at the end of the first quarter 2005. The business also received $0.6 million of interest as part of a cash payment from the UK tax authorities. The higher US LIBOR rate increased the charge when compared to the first quarter 2005. Other income of $0.1 million represents the net of several small sundry charges for exchange gains and losses and other income. This is $3.2 million lower than the other income recognized in the first quarter 2005 which mainly represented exchange gains in the quarter.

Income taxes

The Company recognized a tax charge of $4.7 million in the first quarter which us $0.1 million lower than the tax charge recognized in the corresponding period in 2005. The effective rate of tax excluding the charge for the impairment of Octane Additives goodwill was 28.3% compared to 27.6% in the first quarter 2005. The Octane Additives business goodwill impairment charge of $11.3 million in the quarter is not an allowable deduction for the purposes of calculating income taxes.

LIQUIDITY AND FINANCIAL CONDITION

Net cash used by operating activities for the quarter ended March 31, 2006 was an outflow of $7.7 million compared with an inflow of $10.3 million in the first quarter 2005. Net income was higher by $3.0 million mainly as a result of the non-cash Octane Additives impairment charge of $11.3 million compared to $14.8 million in the first quarter 2005. There was an increase in working capital balances of $34.0 million in the quarter compared to a $5.3 million increase in the first quarter 2005. Octane Additives accounts receivable returned to more normal levels at March 31, 2006 from a very low level at the end of 2005 due to the timing of payments and shipments in the fourth quarter 2005 causing an increase in accounts receivable of $6.9 million. Due to the delay in shipments in Octane Additives, the impact on the value of inventory of the reduced output on the Ellesmere Port, UK site and an increased holding of raw materials, the value of Octane Additives TEL inventory grew by $5.2 million. The non-cash release of the retrospective pricing provision in Octane Additives reduced accruals and thus increased working capital by $4.5 million. Inventory grew by $3.1 million in the Fuel Specialties business in support of the sales growth in that business. Accounts receivable grew by $2.3 million in the Performance Chemicals business due to higher sales than in the fourth quarter 2005. The balance of the growth in working capital is due to a reduction in accounts payable. There was a cash receipt from the UK tax authorities related to a tax reclaim that was the main reason for a inflow of $12.7 million in the tax creditor.

The $1.1 million outflow in investing activities represents capital expenditure in the first quarter. Last year there was a $1.9 million outflow on capital expenditure as well as a $21.3 million outflow related to the purchase of Finetex Inc. and an increase in the stake in an unconsolidated investment. The Company drew down an additional $2.0 million of revolving credit facility in the quarter as well as increasing an overdraft by $0.2 million. The Company spent $3.1 million on the repurchase of stock under its stock repurchase program in the quarter at an average price of $23.60 and raised $1.0 million by the issue of Treasury stock to holders of options who chose to exercise stock options.

$2.2 million of restricted cash was paid in settlement of the first tranche of AFC Loan Notes related to the purchase of that entity in the quarter. As of March 31, 2006, the Company had $142.0 million of debt outstanding under its new senior credit facility agreement and was in compliance with all financial covenants therein as of March 31, 2006.

The debt profile as of March 31, 2006, including the principal facility and other group debt, is set out below:

(in millions)
2006	$12.6
2007	15.1
2008	20.0
2009	97.0

$144.7
Current portion of long-term debt	(27.7)

Long-term debt, net of current portion	$117.0

On April 1, 2006 the Company paid a dividend of 8 cents per share to shareholders under the semi-annual program announced in 2002.

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

These policies have been discussed in the Company’s 2005 Annual Report on Form 10-K, and there have been no significant changes since that time.

ITEM 3 Quantitative And Qualitative Disclosures About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. The Company sells a range of Octane Additives and Specialty Chemicals to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The Company believes that its political and economic risks are mitigated by the stability of the countries in which its largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

There has been no material change in the Company’s exposure to market risk as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4 Controls And Procedures

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Management’s Report On Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB which had been engaged, since prior to the acquisition in 2001 of Bycosin AB by the Company until the date of disposal, in transactions and activities, including the sale of certain fuel additives, with entities and persons that are in or associated with Cuba. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Octel Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. The Company conducted an internal review of such transactions and activities and, in March 2005, disclosed to OFAC the preliminary results of such review. Thereafter, OFAC requested certain additional information relating to the Bycosin disclosure, and, in May 2005, the Company provided OFAC with such additional information. During the course of its internal review, the Company obtained additional details relating to the previously disclosed Bycosin business and information concerning a series of unrelated transactions involving the sale of TEL by its subsidiary The Associated Octel Company Limited (“Associated Octel”) to a Cuban entity. Such sales of TEL ended in 1999. The Company informed OFAC of its receipt of this additional information in June 2005. On January 27, 2006, the Company submitted additional information to OFAC regarding this matter. The Company’s internal review identified, among other things, that: (i) Bycosin’s non-U.S. subsidiaries maintained an office in Cuba from which they conducted their fuel additive sales, and other related activities; (ii) Associated Octel employees traveled to Cuba for business-related purposes with respect to the Bycosin sales on two occasions and consulted with representatives of Bycosin’s non-US subsidiaries regarding substantial contracts with the Cuban customers; (iii) Gamlen Industries, S.A., a French company and an indirect subsidiary of the Company, sold fuel additive products to a Bycosin subsidiary that were delivered to a Cuban customer on four occasions; (iv) Associated Octel was involved in the direct and indirect sale of TEL products to one principal Cuban customer between 1991 and 1999, and, although the last sale of TEL was in April 1999, certain ancillary aspects primarily related to discontinuing these commercial relationships continued until January 2002 and (v) the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-US subsidiaries since January 1999 is approximately $26.6 million. The Company intends to continue to cooperate with OFAC’s continuing review of its voluntary disclosure.

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

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter (“response letter”) to OGSR on December 14, 2005. The company continues to be in correspondence with OGSR regarding the submission of further information concerning its voluntary disclosure to OFAC.

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

The EPO revoked Infineum’s patent 974 completely. Infineum appealed to the EPO’s Board of Appeal. Innospec, along with three other respondents, BASF, Clariant and Ethyl, opposed Infineum’s appeal and made representations to the Board of Appeal. The appeal was heard on February 15, 2006. The EPO Board of Appeal upheld the revocation of Infineum’s 974 patent and on April 18, 2006 Infineum paid the sum of £400,000 to the Company.

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

Oil For Food

On February 7, 2006, the SEC notified the Company that it had commenced an investigation to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary company, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions by the Company and Alcor. The Company, and its officers and directors, are cooperating with the SEC in its investigations. At this time, Management is not able to predict whether the SEC will seek to impose any fines or penalties in this matter if the Company or its subsidiaries were found not to have complied with the relevant laws.

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

ITEM 1a Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes for the quarter ended March 31, 2006 from the risk factors disclosed in the 2005 Annual Report on Form 10-K.

ITEM 2 Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers during the first quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	$13.2 million
Additional approval January 1	—	—	—	$1.8 million
February 1 –February 28	25,500	21.10	25,500	$14.5 million
March 1 – March 31	106,240	24.19	106,240	$11.9 million
Total	131,740	23.60	131,740	$11.9 million

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

On February 17, 2006 the company announced the acceleration of approved share buy backs.

On May 1, 2006 the Board of Innospec Inc. confirmed that the amount outstanding under approved share buyback schemes was $11.9 million at March 31, 2006.

On May 2, 2006 the Company announced that the board of directors of Innospec Inc. had authorized a further stock re-purchase plan. The plan will commence on May 8, 2006 and complete on July 26, 2006. Under the new plan the Company may re-purchase up to 420,000 shares of common stock.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5 Market For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Stock Exchange (symbol - IOSP). As of April 30, 2006 there were approximately 1,685 registered holders of the common stock.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company announced the payment of a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004. A further dividend of 6 cents per share was paid to shareholders on October 1, 2004. A dividend of 7 cents per share was paid to shareholders of record on February 18, 2005 on April 1, 2005. On August 12, 2005, the Company announced the payment of a dividend of 7 cents a share to shareholders of record as of August 31, 2005. This dividend was paid on September 30, 2005. On February 17, 2006 the Company a announced the payment of a dividend of 8 cents a share to shareholders of record as of February 17, 2006. This dividend was paid on April 1, 2006.

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

ITEM 6 Exhibits And Reports On Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On March 15, 2006 the Company filed a Form 8-K regarding the press release announcing that it was to switch its listing to NASDAQ.

On March 16, 2006 the Company filed a Form 8-K in respect of a reduction in the number of directors.

On March 24, 2006 the Company filed a Form 8-K regarding the press release announcing that its share began trading on NASDAQ.

On April 25, 2006 the Company filed a Form 8-K regarding the quarter 1, 2006 financial results.

On May 3, 2006 the Company filed a Form 8-K announcing that the board of directors of Innospec Inc. had authorized a further stock re-purchase plan. The plan will commence on May 8, 2006 and complete on July 26, 2006. Under the new plan the Company may re-purchase up to 420,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	By	/s/ Paul W. Jennings
Paul W. Jennings
President and Chief Executive Officer

Date: May 10, 2006	By	/s/ James F. Lawler
James F. Lawler
Executive Vice President and Chief Financial Officer