Form 10-Q
period 2006-06-30
INNOSPEC INC.
filed 2006-08-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, United Kingdom	CH65 4EY
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of July 31, 2006
Common Stock, par value $0.01	11,957,312

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand, and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1 Financial	Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	June 30 2006	December 31 2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$65.8	$68.9
Restricted cash (note 9)	2.3	4.3
Accounts receivable, less allowance of $2.8 (2005 - $2.2)	75.0	64.8
Inventories
Finished goods	75.2	63.9
Work in progress	25.2	21.8
Raw materials	14.0	10.8

Total inventories	114.4	96.5
Prepaid expenses	6.1	5.3

Total current assets	263.6	239.8

Property, plant and equipment	97.8	85.9
Less accumulated depreciation	(32.1)	(18.6)

Net property, plant and equipment	65.7	67.3

Goodwill (note 6)	181.5	200.4
Intangible assets (note 7)	36.7	43.0
Deferred finance costs	2.0	2.1
Prepaid pension cost	114.5	113.0
Other assets (note 12)	—	9.7

	$664.0	$675.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	June 30 2006	December 31 2005
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$48.3	$54.5
Accrued liabilities	48.2	59.4
Accrued income taxes	7.3	—
Current portion of plant closure provisions (note 8)	7.0	10.1
Current portion of long-term debt (note 9)	28.4	14.5
Current portion of deferred income	2.0	2.0

Total current liabilities	141.2	140.5

Plant closure provisions, net of current portion (note 8)	21.7	21.0
Deferred income taxes	42.1	41.9
Deferred income, net of current portion	1.9	2.9
Long-term debt, net of current portion (note 9)	119.0	130.1
Other liabilities	23.0	24.2
Minority interest	0.2	0.3
Commitments and contingencies (note 11)
Stockholders’ equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	280.4	276.2
Treasury stock (2,759,408 and 2,452,249 shares at cost, respectively)	(40.5)	(32.0)
Retained earnings	89.0	88.4
Accumulated other comprehensive income	(14.1)	(18.3)

Total stockholders’ equity	314.9	314.4

	$664.0	$675.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions of dollars except share and per share data)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$112.9	$125.8	$230.8	$259.2
Cost of goods sold	(71.9)	(80.0)	(144.3)	(163.2)

Gross profit	41.0	45.8	86.5	96.0
Operating expenses
Selling, general and administrative	(21.0)	(24.9)	(42.1)	(50.7)
Research and development	(2.7)	(3.0)	(5.2)	(6.0)
Restructuring charge	(2.1)	(12.1)	(3.0)	(14.5)
Amortization of intangible assets (note 7)	(3.2)	(3.1)	(6.3)	(6.3)
Impairment of Octane Additives business goodwill (note 6)	(7.7)	(101.9)	(19.0)	(116.7)
Prepaid disposal costs	(0.4)	—	(0.4)	—

	(37.1)	(145.0)	(76.0)	(194.2)

Operating income / (loss)	3.9	(99.2)	10.5	(98.2)
Interest expense (net)	(2.0)	(1.9)	(3.4)	(3.6)
Other income / (expense)	1.6	(3.0)	1.7	0.3

Income / (loss) before income taxes	3.5	(104.1)	8.8	(101.5)
Income taxes	(2.5)	(0.7)	(7.2)	(5.5)

Income / (loss) from continuing operations	1.0	(104.8)	1.6	(107.0)
Discontinued operations, net of tax (note 10)	—	—	—	(0.2)

Net income / (loss)	$1.0	$(104.8)	$1.6	$(107.2)

Earnings / (loss) per share—net income (note 3):
Basic	$0.08	$(8.46)	$0.13	$(8.65)

Diluted	$0.08	$(8.46)	$0.12	$(8.65)

Earnings / (loss) per share- continuing operations (note 3):
Basic	$0.08	$(8.46)	$0.13	$(8.64)

Diluted	$0.08	$(8.46)	$0.12	$(8.64)

Weighted average shares outstanding (in thousands) (note 3):
Basic	12,191	12,389	12,260	12,387

Diluted	12,794	12,389	12,830	12,387

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions of dollars)	Six Months Ended June 30
	2006	2005
Cash Flows from Operating Activities
Net income / (loss)	$1.6	$(107.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.1	13.7
Impairment of Octane Additives business goodwill (note 6)	19.0	116.7
Deferred income taxes	0.4	(1.8)
Prepaid disposal costs	0.4	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(9.6)	8.1
Inventories	(16.0)	(17.9)
Accounts payable and accrued liabilities	(16.1)	(10.6)
Income taxes and other current liabilities	12.3	(14.3)
Movement in pension prepayment	(1.5)	4.3
Stock option compensation charge	0.8	—
Plant closure provisions	(2.5)	1.9
Other non-current liabilities	(1.2)	2.7
Other	—	0.8

Net cash provided by / (used in) operating activities	0.7	(3.6)

Cash Flows from Investing Activities
Capital expenditures	(2.2)	(3.2)
Business combinations, net of cash acquired and divestments	—	(21.8)
Prepaid disposal cost	(0.2)	—
Disposal of unconsolidated investments (note 12)	2.6	—
Other	0.1	—

Net cash provided by / (used in) investing activities	0.3	(25.0)

Cash Flows from Financing Activities
Receipt of short-term borrowings	1.0	—
Receipt of long-term borrowings	4.0	50.9
Repayment of long-term borrowings	—	(30.0)
Increase in deferred finance costs	(0.3)	—
Dividends paid	(1.0)	(0.9)
Issue of treasury stock	1.4	1.1
Repurchase of common stock	(9.7)	(1.5)
Minority interest	0.1	0.1

Net cash provided by financing activities	(4.5)	19.7
Effect of exchange rate changes on cash	0.4	3.6

Net change in cash and cash equivalents	(3.1)	(5.3)
Cash and cash equivalents at beginning of period	68.9	33.3

Cash and cash equivalents at end of period	$65.8	$28.0

Amortization of deferred finance costs of $0.4m for the six months to June 30, 2006 and 2005 are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4
Net income	—	—	—	1.6	—	1.6
Dividend	—	—	—	(1.0)	—	(1.0)
Derivatives (1)	—	—	—	—	0.6	0.6
Net CTA change (2)	—	—	—	—	3.6	3.6
Treasury stock re-issued	—	0.2	1.2	—	—	1.4
Treasury stock repurchased	—	—	(9.7)	—	—	(9.7)
Stock option compensation charge (3)	—	4.0	—	—	—	4.0

Balance at June 30, 2006	$0.1	$280.4	$(40.5)	$89.0	$(14.1)	$314.9

1.	Changes in unrealized exchange gains/ (losses) on derivative instruments, net of tax.
2.	Changes in cumulative translation adjustment.
3.	Following adoption of FAS 123 (R) a stock option liability of $3.1 million, built up under APB 25 was reclassified.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2006	2005	2006	2005
Net income / (loss) for the period	$1.0	$(104.8)	$1.6	$(107.2)
Changes in cumulative translation adjustment	2.9	(2.4)	3.6	(3.8)
Changes in unrealized exchange gains on derivative instruments, net of tax	0.3	—	0.6	0.1

Total comprehensive income / (loss)	$4.2	$(107.2)	$5.8	$(110.9)

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

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At June 30, 2006, the Company had authorized common stock of 40,000,000 shares (December 31, 2005—40,000,000). Issued shares at June 30, 2006, were 14,777,250 (December 31, 2005—14,777,250) and treasury stock amounted to 2,759,408 shares (December 31, 2005—2,452,249).

The Company has five active stock option plans, four of which provide for grants of options to key employees and non-employee directors. One other plan provides stock options on an equal basis to all U.K. employees.

The current limit for the number of shares of common stock which can be issued or awarded under the plans is 3,043,000. All of the stock options issued have a vesting period of three years and expire within ten years of the date of grant.

The total intrinsic value of options exercised in the quarter is $33,837, during the first quarter this was $474,642. No options vested during the second quarter. During the first quarter the new total fair value of shares vested was $884,422.

On January 1, 2006 the Company adopted FAS 123 (R). FAS 123 (R) requires a company to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the six months ended June 30, 2006.

Movements in stock options in the three and six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at April 1, 2006	991,279	$9.59
Grants—at discount	—	—	N/A
Exercised	(27,334)	$14.71
Cancelled	(16,635)	$13.71

Outstanding at June 30, 2006	947,310	$9.37

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2006	958,048	$10.10
Grants—at discount	103,038	$5.34	$12.88
Exercised	(82,389)	$11.46
Cancelled	(31,387)	$10.15

Outstanding at June 30, 2006	947,310	$9.37

Range of Exercise Price	Number outstanding at June 30, 2006	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at June 30, 2006	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0-$ 5	346,206	7.86	$0.00	26,121	4.93	$0.00
$ 5-$10	47,328	3.86	$7.81	47,328	3.86	$7.81
$10-$15	325,862	4.41	$13.44	325,862	4.41	$13.44
$15-$20	213,464	6.99	$17.79	76,926	4.80	$17.64
$20-$25	14,450	7.87	$23.00	—	—	—

	947,310			476,237

The aggregate intrinsic value of fully vested stock options is $416,286. Of the 476,237 stock options that are exercisable, 23,101 have performance conditions attached. The total compensation cost for FAS 123 (R) for the second quarter was $415,000 gross of tax and $270,000 net of tax. During the first quarter the total compensation cost was $428,000 gross of tax and $278,000 net of tax.

The Company adopted FAS 123 (R) using the modified prospective transition method beginning January 1, 2006. The Company previously recorded a charge for stock options based on the intrinsic value method outlined in APB 25. The following table summarizes the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had adopted FAS 123 (R). From this point compensation expense will be recorded within the accounts and calculated consistently with the method prescribed in the standard:

(in millions, except per share data)	Three Months Ended June 30 2005	Six Months Ended June 30 2005

Net loss as reported	$(104.8)	$(107.2)
Compensation, net of tax, included	0.2	0.6
Compensation, net of tax, FAS 123 basis	(0.7)	(1.0)

Pro forma net loss	$(105.3)	$(107.6)

(Loss) per share
Basic	$(8.50)	$(8.69)

Diluted	$(8.50)	$(8.69)

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2006	2005
Dividend yield	0.4%	0.5%
Expected life	4 years	4 years
Volatility	45.41%	41.96%
Risk free interest rate	4.26%	3.70%

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Numerator:
Income / (loss) from continuing operations	$1.0	$(104.8)	$1.6	$(107.0)
Discontinued operations, net of tax	—	—	—	(0.2)

Net income / (loss) available to common shareholders	$1.0	$(104.8)	$1.6	$(107.2)

Denominator:
Weighted average common shares outstanding	12,191	12,389	12,260	12,387
Dilutive effect of stock options and awards	603	—	570	—

Denominator for diluted earnings per share	12,794	12,389	12,830	12,387

Net income per share:
Income from continuing operations	$0.08	$(8.46)	$0.13	$(8.64)
Discontinued operations, net of tax	—	—	—	(0.01)

Net income available to common shareholders	$0.08	$(8.46)	$0.13	$(8.65)

Net income per share, diluted:
Income from continuing operations	$0.08	$(8.46)	$0.12	$(8.64)
Discontinued operations, net of tax	—	—	—	(0.01)

Net income available to common shareholders	$0.08	$(8.46)	$0.12	$(8.65)

The weighted average number of share options that were anti-dilutive in the three and six months ended June 30, 2006, were 344,500 and 377,218, respectively. These share options have been excluded from the calculation of diluted earnings per share (2005—1,067,894 and 1,035,895, respectively).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic cost for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2006	2005	2006	2005
Service cost	$(1.2)	$(1.6)	$(2.4)	$(3.2)
Curtailment cost	—	(5.7)	—	(5.7)
Interest cost	(9.8)	(10.3)	(19.2)	(20.7)
Expected return on plan assets	11.0	11.7	21.6	23.6
Amortization of prior service cost	—	(0.3)	—	(0.6)

Net periodic cost	$—	$(6.2)	$—	$(6.6)

At June 30, 2006, the Company has a pension prepayment of $114.5 million recorded in its balance sheet in accordance FAS 87.

On July 26, 2006 the Financial Accounting Standards Board (FASB) affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. This will require companies to fully recognize on their balance sheets the funded status of their pension plans and other postretirement benefit plans, including all previously unrecognised gains and losses and unrecognised prior-service costs and credits, with an offset to stockholders’ equity. Pension plan assets and obligations will be measured at the balance sheet date.

The Company expects to recognize a significant reduction in its pension prepayment and its deferred tax liability. Cash flows will be unaffected.

The Plan actuaries are in the process of performing the Plan’s regular triennial valuation as at December 31, 2005. The results of this valuation have not yet been finalised. A revised funding scheme for the Plan, based on the results of the valuation, will be discussed and agreed with the Plan trustees.

On current estimates the Company expects to make ordinary contributions of approximately $3.1 million to its defined benefit pension plan in 2006. As of the six months ended June 30, 2006, contributions of $1.5 million have been made and in the three months to June 30, 2006 there were contributions of $0.7 million. Further ordinary contributions of $1.6 million are expected throughout the remainder of the year.

Due to restructuring activities which took place during 2005, 4 employees who were members of the contributory defined benefit pension plan left the company during the second quarter (41 employees left the Company during the first quarter, 2006).

NOTE 5—SEGMENTAL REPORTING

The Company has three businesses—Fuel Specialties, Octane Additives and Performance Chemicals. Following the restructuring announced in the fourth quarter 2005, the Fuel Specialties business now includes compound tetra ethyl lead (“TEL”) for use in aviation gasoline and certain cold flow improvers previously reported in the Octane Additives and Performance Chemicals businesses, respectively. The Fuel Specialties

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business provides additives for a range of fuels to improve fuel efficiency, boost engine performance and reduce harmful emissions. Performance Chemicals includes a range of companies who manufacture performance chemicals used in a wide range of industrial processes and everyday products. These include surfactants and emollients for the personal care market from Finetex, synthetic aromas including Lilestralis®, “Octaquest” biodegradable chelating agents, an antistatic additive “Octastat” and Leuna branded waxes. Certain research and development activities which were previously reported in corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2005 comparatives reflect this change. This has had no impact on total net income.

The following table presents a summary of the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005:

(millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Sales
Fuel Specialties	$62.8	$52.2	$128.5	$111.2
Performance Chemicals	28.5	26.8	56.0	54.3
Octane Additives	21.6	46.8	46.3	93.7

Total	$112.9	$125.8	$230.8	$259.2

Gross profit
Fuel Specialties	$24.0	$18.1	$48.9	$38.0
Performance Chemicals	3.9	3.9	9.3	9.2
Octane Additives	13.1	23.8	28.3	48.8

Total	$41.0	$45.8	$86.5	$96.0

Operating Income
Fuel Specialties	$10.9	$5.2	$23.6	$12.4
Performance Chemicals	(0.2)	(0.3)	1.6	1.3
Octane Additives	8.1	17.7	18.3	36.7
Corporate Costs	(4.7)	(7.3)	(10.6)	(16.5)
Pension Charge	—	(0.5)	—	(0.9)

Total Corporate costs	(4.7)	(7.8)	(10.6)	(17.4)
Restructuring	(2.1)	(12.1)	(3.0)	(14.5)
Impairment of Octane Additives business goodwill	(7.7)	(101.9)	(19.0)	(116.7)
Prepaid disposal costs	(0.4)	—	(0.4)	—

Operating income / (loss)	$3.9	$(99.2)	$10.5	$(98.2)

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005.

(millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Depreciation
Fuel Specialties	$0.4	$0.5	$0.8	$1.1
Performance Chemicals	1.4	1.3	2.4	2.6
Octane Additives	0.7	0.7	1.4	1.4
Corporate	0.9	0.9	1.8	1.8

Total	$3.4	$3.4	$6.4	$6.9

Amortization
Fuel Specialties	$0.3	$0.3	$0.6	$0.6
Performance Chemicals	0.4	0.3	0.7	0.7
Octane Additives	2.5	2.5	5.0	5.0

Total	$3.2	$3.1	$6.3	$6.3

NOTE 6—GOODWILL

Goodwill comprises the following:

	Six Months Ended June 30
(millions of dollars)	2006	2005
Gross cost at January 1	$498.5	$630.3
Acquisitions	—	4.1
Impairment of Octane Additives business goodwill	(19.0)	(116.7)
Exchange effect	0.1	(0.4)

Gross cost at June 30	479.6	517.3

Amortization at January 1 and June 30	(298.1)	(298.1)

Net book amount at June 30	$181.5	$219.2

Impairment of Octane Additives business goodwill

The principal product of the Octane Additives business segment is lead alkyl antiknock (“TEL”) which is used in leaded gasoline. Due to the legislation enacted in the United States and other countries there has been a trend away from the use of leaded gasoline which has resulted in a decline in the demand for Octane Additives in the world market.

The Company expects to recognize an impairment charge in each successive year over the remaining life of the Octane Additives business. The charge is non-cash in nature and has no impact on taxation.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INTANGIBLE ASSETS

	Six Months Ended June 30
(millions of dollars)	2006	2005
Gross cost at January 1	$86.9	$80.5
Acquisitions	—	7.2
Exchange effect	(0.1)	(0.1)

Gross cost at June 30	86.8	87.6

Amortization at January 1	(43.9)	(31.9)
Charge	(6.3)	(6.3)
Exchange effect	0.1	0.1

Amortization at June 30	(50.1)	(38.1)

Net book amount at June 30	$36.7	$49.5

A charge of $6.3 million was recognized in the first half of 2006 (first half of 2005: $6.3 million). $5.0 million of which (2005: $5.0 million) was in relation to the amortization of the Veritel intangible asset. The remaining $1.3 million charge (2005: $1.3 million) recognized in the first six months of 2006 relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC (now called Innospec Fuel Specialities LLC), Aroma Fine Chemicals Limited (“AFC”) and Finetex, Inc.

NOTE 8—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) as demand for Octane Additives continues to diminish. The restructuring provision also includes provisions for the programs undertaken to reduce Fuel Specialties and Performance Chemicals production, selling and administrative costs.

Movements in the provisions for the period are set out below:

(millions of dollars)	2006 Severance	2006 Other Restructuring	2006 Remediation	2006 Total	Q2 YTD 2005 Total
Total at January 1	$7.8	$0.1	$23.2	$31.1	$28.6
Charge for the period	1.7	1.3	0.6	3.6	9.7
Acquisitions	—	—	—	—	0.9
Expenditure	(5.2)	(1.0)	(0.3)	(6.5)	(7.2)
Exchange effect	0.4	—	0.1	0.5	(0.9)

Total at June 30	$4.7	$0.4	$23.6	$28.7	$31.1
Due within one year	(4.0)	(0.4)	(2.6)	(7.0)	(10.3)

Balance at June 30	$0.7	$—	$21.0	$21.7	$20.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges and other restructuring charges are recognized in the income statement as restructuring charges. Remediation costs are recognized in cost of goods sold.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance

A charge of $1.7 million was recognized in the first six months of 2006. A charge of $1.1 million was recognized in relation to severance costs associated with restructuring of the UK manufacturing site. The remaining $0.6 million was an additional charge in relation to the salary and other emoluments to be paid to the former CEO.

Other restructuring

A charge of $1.3 million was recognized in the first six months of 2006. A charge of $0.4 million was recognized in respect of the consolidation of manufacturing on to one site in one of the U.S. Performance Chemicals businesses. A charge of $0.3 million was recognized in respect of continuing costs of closure of the European Head Office in Manchester, UK. The remaining $0.6 million relates to sundry restructuring within the UK.

Remediation

There is a remediation charge for the six months to June 30, 2006 of $0.6 million.

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

NOTE 9—DEBT

The Company’s debt consists of the following:

(millions of dollars)	June 30, 2006	December 31, 2005
Senior term loan	$100.0	$100.0
Revolving credit	44.0	40.0
Loan notes	2.3	4.3
Capital Leases	0.2	0.3
Overdraft	0.9	—

	147.4	144.6

Less current portion	(28.4)	(14.5)

	$119.0	$130.1

On December 13, 2005 the Company reached an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. An additional $67.1 million revolving credit facility was also agreed, which will expire on June 12, 2009. A repayment of the term loan of $10.0 million was made on July 31, 2006. Further term loan repayments of $15.0 million are due on January 31, 2007, $20.0 million on July 31, 2008 and a final repayment of $55.0 million on June 12, 2009. There was $144.0 million outstanding under the terms of the facility at June 30, 2006.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 12, 2006 The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. The available revolving credit facility was increased by $32.9 million on this date. The revolving credit facility is now $100.0 million.

This facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with certain financial ratio covenants, specifically a ratio of net debt to EBITDA (a non-GAAP measure of liquidity) and a ratio of net interest expense to EBITA (another non-GAAP measure of liquidity). EBITDA and EBITA are defined in the facility agreement.

The new facility agreement also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0. This “look forward” test was not applicable to the Company during the period to June 30, 2006 because such ratio was not exceeded.

Management believes that the Company has not breached these covenants throughout the period to June 30, 2006. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

On acquisition of Aroma Fine Chemicals Limited on August 26, 2004, the Company issued £2.5 million ($4.5 million) of loan notes to the vendors. These loan notes are secured by an equal amount of restricted cash in escrow. In January 2006 the Company paid the first tranche of the loan notes, amounting to $2.2 million. The final tranche of £1.25 million ($2.3 million) is payable in September 2006.

No assets held under capital leases were capitalized during 2006 and 2005. The 2004 leases were principally in respect of items of computer hardware based in the UK.

The following table presents the projected annual maturities for the next four years after the second quarter, 2006:

(millions of dollars)	Term loan	Revolving credit facility	Loan notes	Capital leases	Overdraft	Total
2006	$10.0	$—	$2.3	$0.1	$0.9	$13.3
2007	15.0	—	—	0.1	—	15.1
2008	20.0	—	—	—	—	20.0
2009	55.0	44.0	—	—	—	99.0

	$100.0	$44.0	$2.3	$0.2	$0.9	$147.4

NOTE 10—DISCONTINUED OPERATIONS

On December 31, 2005, the Company disposed of two non-core businesses, the business of Octel Performance Chemicals Inc. (now called Innospec Performance Chemicals Inc.) and Gamlen Industries SA’s water treatment business. The consideration received was $1.2 million and $1.9 million, respectively. The net assets disposed of were $2.4 million and $0.7 million, respectively.

The net loss on disposal for the business of Innospec Performance Chemicals Inc. was $1.6 million, which includes the net loss incurred in 2005 of $0.4 million.

The net profit on disposal of Gamlen Industries SA’s waste water treatment business was $0.2 million, which includes the net loss incurred in 2005 of $0.3 million, professional fees of $0.2 million and a tax charge of $0.5 million.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB. Bycosin’s non-U.S. subsidiaries had been engaged in transactions and activities involving Cuban persons and entities before the acquisition of the Bycosin Group by the Company in June 2001, and such subsidiaries were continuing to engage in such transactions and activities at the time of the disposal of the non-core Fuel Specialties business and related assets in November 2004. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Innospec Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialities Limited (now known as Innospec Fuel Specialties Limited) as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

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

At this time, however, management believes that it cannot reasonably estimate the specific nature or amount of penalties that OFAC might eventually assess against it. While penalties could be assessed on different bases, if OFAC assessed penalties against the Company on a “performance of contracts basis”, the applicable regulations provide for penalties, in the case of civil violations of The Cuban Assets Control Regulations (31 CFR. Part 515) (“CACR”), of the lesser of $65,000 per violation or the value of the contract. Since January 1999, non-U.S. subsidiaries of the Company have entered into 43 contracts with Cuban entities, each of which could be considered a separate violation of the CACR by OFAC. OFAC may take the position that the CACR should be interpreted or applied in a different manner, potentially even to permit the assessment of penalties equal to or greater than the value of the business conducted with Cuban persons or entities.

The Company has considered the range of possible outcomes and potential penalties payable. In accordance with the Company’s accounting policies, provision has been made for management’s current best estimate of the potential liability, including anticipated legal costs. However, should the underlying assumptions prove incorrect, the actual outcome could differ materially from management’s current expectation. Management is not able to estimate the range of any additional loss, if any.

If the Company or its subsidiaries (current or former) were found not to have complied with CACR, the Company believes that it could be subject to fines or other civil or criminal penalties, which could be material.

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Federal Trade Commission Matter

In July 1999, The Associated Octel Company Limited, now known as Innospec Limited (“IL”), a wholly owned indirect subsidiary of the Company, and AllChem Industries (“AllChem”) entered into a consent order (“Order”) with the U.S Federal Trade Commission (“FTC”), which, among other things, required IL to sell TEL for 15 years to AllChem pursuant to a certain Supply Agreement dated July 30, 1999. The Order, among other things, required IL (i) to seek FTC approval before changing any of the price terms of the Supply Agreement, and (ii) to file yearly compliance reports. Thereafter, IL changed some of the price terms without obtaining FTC approval and filed compliance reports that failed to mention the changes. When IL discovered the error in June 2005, it notified the FTC of the compliance report issues and changes to the Supply Agreement, and sought retroactive approval for the latter. The FTC has now confirmed its approval of the modifications and has stated that it appears that no further action is warranted.

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl. The Company is confident in its position and believes that it will prevail. Regardless of the outcome the Company does not believe that the dispute will have a material effect on the financial condition or results of the Company.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of June 30, 2006, for $7.4 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the Company.

On acquisition of Aroma Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.5 million) of loan notes to the vendors. Half of these loan notes have been repaid in January 2006 and the remaining tranche is repayable in September 2006. This is secured by an equivalent amount of restricted cash in escrow.

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

NOTE 12—OTHER BALANCE SHEET INFORMATION

In May 2006, AK Chemie GmbH sold its 20% stake in Deurex Micro Technologies GmbH. The sale proceeds were equal to the book value of the investment.

NOTE 13—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset will only be recognized if it is more likely than not that a tax position ultimately will be sustained upon audit. After this threshold is met, management’s best estimate of the associated benefit will be recorded. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company currently is evaluating the impact of this recently issued Interpretation on its consolidated financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overheads must be recognised as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

On July 26, 2006 the Financial Accounting Standards Board (FASB) affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 to 132(R), effective for public companies for fiscal years ending December 15, 2006. This will require companies to fully recognize on their balance sheets the funded status of their pension plans and other postretirement benefit plans, including all previously unrecognized gains and losses and unrecognized prior-service costs and credits, with an offset to stockholders’ equity. Pension plan assets and obligations will be measured at the balance sheet date.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And Six Months Ended June 30, 2006 And 2005

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

Consolidated Income (Unaudited):

(millions of dollars except share and per share data)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$112.9	$125.8	$230.8	$259.2
Cost of goods sold	(71.9)	(80.0)	(144.3)	(163.2)

Gross profit	41.0	45.8	86.5	96.0
Operating expenses
Selling, general and administrative	(21.0)	(24.9)	(42.1)	(50.7)
Research and development	(2.7)	(3.0)	(5.2)	(6.0)
Restructuring charge	(2.1)	(12.1)	(3.0)	(14.5)
Amortization of intangible assets	(3.2)	(3.1)	(6.3)	(6.3)
Impairment of Octane Additives business goodwill	(7.7)	(101.9)	(19.0)	(116.7)
Prepaid disposal costs	(0.4)	—	(0.4)	—

	(37.1)	(145.0)	(76.0)	(194.2)

Operating income / (loss)	3.9	(99.2)	10.5	(98.2)
Interest expense (net)	(2.0)	(1.9)	(3.4)	(3.6)
Other income / (expense)	1.6	(3.0)	1.7	0.3

Income / (loss) before income taxes	3.5	(104.1)	8.8	(101.5)
Income taxes	(2.5)	(0.7)	(7.2)	(5.5)

Income / (loss) from continuing operations	1.0	(104.8)	1.6	(107.0)
Discontinued operations, net of tax	—	—	—	(0.2)

Net income / (loss)	$1.0	$(104.8)	$1.6	$(107.2)

(millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Sales
Fuel Specialties	$62.8	$52.2	$128.5	$111.2
Performance Chemicals	28.5	26.8	56.0	54.3
Octane Additives	21.6	46.8	46.3	93.7

Total	$112.9	$125.8	$230.8	$259.2

Gross profit
Fuel Specialties	$24.0	$18.1	$48.9	$38.0
Performance Chemicals	3.9	3.9	9.3	9.2
Octane Additives	13.1	23.8	28.3	48.8

Total	$41.0	$45.8	$86.5	$96.0

Operating Income
Fuel Specialties	$10.9	$5.2	$23.6	$12.4
Performance Chemicals	(0.2)	(0.3)	1.6	1.3
Octane Additives	8.1	17.7	18.3	36.7
Corporate Costs	(4.7)	(7.3)	(10.6)	(16.5)
Pension Charge	—	(0.5)	—	(0.9)

Total Corporate costs	(4.7)	(7.8)	(10.6)	(17.4)
Restructuring	(2.1)	(12.1)	(3.0)	(14.5)
Impairment of Octane Additives goodwill	(7.7)	(101.9)	(19.0)	(116.7)
Prepaid disposal costs	(0.4)	—	(0.4)	—

Operating income / (loss)	$3.9	$(99.2)	$10.5	$(98.2)

The 2005 results have been adjusted to reflect the effect of discontinued operations.

Three months to June 30, 2006:

Net sales

For the three months to June 30, 2006 reported sales of $112.9 million are $12.9 million (10.3%) lower than the $125.8 million reported in the equivalent period in 2005. Fuel Specialties sales were $10.6 million (20.3%) higher than sales in the second quarter, 2005. Fuel Specialties sales to the Americas, in the second quarter were 18.8% higher than sales in the equivalent period in 2005 due to increased sales of cetane number improvers and diesel additives ahead of changes in legislation. Sales in Europe were 5.7% higher than sales in the equivalent period in 2005. Sales in Asia Pacific were up 136.8% in the second quarter compared to the equivalent period in 2005 due to strong orders from key accounts and additional sales to China, Japan and Australia. Performance Chemicals sales grew 6.3%, to $28.5 million in the second quarter 2006 compared to the second quarter 2005. Growth came from Finetex, AFC and Prochem, this growth was partially off-set by a sales decline in Innospec Limited, primarily due to Octaquest volumes. Octane Additives sales declined by $25.2 million (53.8%) when compared to the second quarter of 2005. Octane Additives sales volume were down 65.5% compared to the second quarter of 2005. Octane Additives sales volumes were affected by the exit of South Africa from the market at the end of 2005, and low shipments to the Middle East and the Far East in the second quarter 2006.

Gross profit

In the second quarter the gross profit margin for the Company was 36.3% compared to 36.4% in 2005. In Fuel Specialties, the gross margin at 38.2% was 3.5 percentage points higher than the gross margin in the second quarter, 2005. The gross margin has been improved by price increases in the Americas and by a richer mix of product sales in the Americas and Asia Pacific. The gross margin in Performance Chemicals was 13.7% in the second quarter, 2006, compared to 14.6% recorded in the same period in 2005. Higher raw material prices and energy costs at AFC depressed the gross margin while the non recurrence of a provision release in 2005 depressed margins at Innospec Limited.

Octane Additives sales were a smaller proportion of total sales than in the second quarter of 2005 (19.1% down from 37.2%) and this mix effect depressed the overall gross profit margin. However gross profit margin in Octane Additives at 60.6% was 9.7 percentage points higher than the gross margin in the second quarter, 2005. The improvement was mainly due to a favourable mix of higher priced business. The Company does not believe that this is indicative of a longer term trend.

Selling, general and administrative expenses

There has been a $4.2 million reduction in selling, general and administrative and research and development expenses over the second quarter of 2005. At $4.7 million, total corporate costs were $3.1 (39.7%) million lower than in the second quarter of 2005. The second quarter 2005 charge included $0.4 million legal fee accrual and also a pension charge of $0.5 million. The Corporate costs were lower in the second quarter, 2006 because the Company is not obligated to recognize a pension charge in 2006 and further cost savings were realized as a result of the streamlining of the executive structure and the relocation of the European Head Office to the main UK manufacturing site at Ellesmere Port, UK. Octane Additives selling, general and administrative costs are $1.1 million lower than in the second quarter of 2005 due to savings in the South African and French selling offices and savings in the UK. Fuel Specialties selling, general and administrative costs are $0.4 million higher than in the second quarter 2005 due to additional costs in support of growth. These increased costs off-set the savings in EMEA arising from the relocation of the Fuel Technology Centre to Ellesmere Port, UK and the closure of Adastra during 2005. In Performance Chemicals selling, general and administrative expenses are $0.1 million lower than the second quarter 2005.

Restructuring charge

The Company incurred restructuring costs of $2.1 million in the second quarter 2006. The equivalent charge in the second quarter of 2005 was $12.1 million. There were $1.1 million additional charges in relation to the UK restructuring program, an additional higher bonus payment to the former CEO of $0.3 million, an increased onerous lease provision for the old European Headquarters site of $0.3 million, relocation and closure costs for a Performance Chemicals site in North Carolina of $0.2 million. The remaining $0.2 million relates to sundry other restructuring. The restructuring costs have reduced significantly when compared to the comparable period in 2005, mainly due to the recognition of a $5.7 million FAS 88 curtailment event in the second quarter 2005.

Amortization of intangible assets

The amortization charge was $3.2 million in the second quarter. This is 0.1 million higher than the charge recognized in the second quarter of 2005. In both periods a charge of $2.5 million in the quarter related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining charge of $0.7 million and $0.6 million in the second quarter 2006 and 2005, respectively, relates to the amortization of intangible assets recognized in 2004 and 2005 in relation to the acquisitions in those years.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $7.7 million for the impairment of Octane Additives business goodwill in the second quarter of 2006. There have been no significant changes in the estimates from the model that was used at the end of 2005. The charge in the second quarter of 2005 was $101.9 million, the charge was higher due to the exit of a significant customer from the TEL market.

The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $38 million for the 12 months ending December 31, 2006, if actual cash flows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business, including the level of compensation paid to Ethyl under the TEL marketing agreements.

Interest expense (net) and other income (net)

At $2.0 million, the net interest expense is $0.1 million higher than in the second quarter of 2005. Net debt was lower at the end of the second quarter than it was at the end of the second quarter 2005. The higher US LIBOR rate increased the charge when compared to the second quarter 2005. Other income of $1.6 million largely represents foreign exchange gains and other income. This is $4.6 million higher than the $3.0 million other expense recognized in the second quarter 2005 which mainly represented exchange losses in the quarter.

Income taxes

The Company recognized a tax charge of $2.5 million in the second quarter which is $1.8 million higher than the tax charge recognized in the corresponding period in 2005. The effective rate of tax excluding the charge for the impairment of Octane Additives goodwill was 22.3% in the second quarter and 25.9% for the six months to June 30, 2006. The Octane Additives business goodwill impairment charge of $7.7 million in the quarter is not an allowable deduction for the purposes of calculating income taxes.

Six months to June 30, 2006:

Net sales

For the six months to June 30, 2006 reported sales of $230.8 million are $28.4 million (11.0%) lower than the $259.2 million reported in the equivalent period in 2005. Fuel Specialties sales are 15.6% above sales in the first half of 2005. This growth is being driven by sales in the Americas and Asia Pacific. These regions have grown by 18.1% and 97.6% respectively. Performance Chemicals sales have grown by 3.1%. Sales in Finetex are 23.1% higher than in the comparable period last year, however this growth is off-set by a sales decline within the UK of 18.4%. Octane Additives sales volumes are 69.3% below the volumes for the six months to June 30, 2005 however Octane Additives sales value is down by 50.6%. The most significant decline in volumes comes from the loss of sales to South Africa, who exited the market at the end of 2005. Also there have been no sales to South East Asia in the first half year, 2006.

Gross profit

In the six months to June 30 the gross profit margin was 37.5% compared to 37.0% in 2005. A reduction in the proportion of Octane Additives in total sales from 36.1% of the total to 20.1% has depressed the overall gross profit. However, this has been off-set by improvements in the gross margin in Fuel Specialties and Octane Additives. The gross profit margin in the Fuel Specialties business is 38.1% and is 3.9 percentage points higher than the gross margin in the first half of 2005. There is rapid growth of lower margin sales across all the segments, including cetane number improvers, with the Americas region being the only region to show significant growth in gross profit margin, growing 9.2 percentage points to 35.6%. This is a factor of price increases and tight control of raw material prices. The gross margin in the Performance Chemicals business has remained around 17% year on year.

The gross profit margin in the Octane Additives business has remained resilient, rising from 52.1% for the six months to June 30, 2005 to 61.1% in the comparable period this year. The margin in Octane Additives benefited from the $4.5 million release of a provision for a potential retrospective pricing rebate, in the first quarter 2006. The higher margin in the Octane Additives business partly reflects the mix of the business in the first half year and the Company does not believe this is indicative of a longer term trend.

Selling, general and administrative expenses

There has been a significant decrease ($8.6 million or 17.0%) in selling, general and administrative expenses over the first six months of 2006 when compared to the equivalent period in 2005. Of this reduction $6.8 million is recorded in the corporate cost line item. Included within the corporate costs line item there was a net pension charge of $0.9 million for the first six months of 2005 compared to no charge in the current period. A large proportion of the reduction also comes from the restructuring of the corporate head count, while there have also been significantly reduced costs in relation to Sarbanes Oxley compliance of approximately $0.9 million. There were also $0.8 million of costs for the special investigation into the transfer of funds in South Africa by the former CEO recognized in the first half of 2005. In comparison to the same period in the prior year, the dollar exchange rates have got stronger against the Euro and Sterling, this has resulted in a favorable impact in the current year of approximately $2.3 million on our predominantly non-US dollar cost base. Across the business units there has been a program to reduce selling, general and administrative expenses and all business units have achieved this when compared to the prior year.

Restructuring charge

The Company incurred restructuring costs of $3.0 million in the first half of 2006. $0.9 million was recognized in the first quarter and related to a higher bonus payment to the former CEO ($0.3 million), consolidation of manufacturing on one site in North Carolina in the personal care business ($0.2 million) and the remainder for sundry other restructuring costs in the UK. During the second quarter there were $1.1 million additional charges in relation to the UK restructuring program, an additional higher bonus payment to the former CEO of $0.3 million, an increased onerous lease provision for the old European Headquarters site of $0.3 million, relocation and closure costs for a Performance Chemicals site in North Carolina of $0.2 million. The remaining $0.2 million relates to sundry other restructuring. In the prior year the restructuring costs were $14.5 million and this mainly came from the closure of the Adastra business, resulting in a $2.0 million charge. $5.7 million of this represents charges recognized under FAS 88 as a curtailment event had occurred. In the six months to June 30, 2005 a charge of $3.2 million was recognized, this related to the costs of salary and other emoluments paid to the former CEO and a charge of $1.1 million was recognized as a result of the closure of the Fuel Technology Centre at Bletchley, UK.

Amortization of intangible assets

The amortization charge was $6.3 million in the first six months of 2006 and 2005. In both periods a charge of $5.0 million related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining $1.3 million relates to the amortization of intangible assets recognized in the acquisition accounting in 2005 for the acquisitions of Finetex, AFC and Starreon (now called Innospec Fuel Specialties LLC).

Impairment of Octane Additives business goodwill

The Company has recognized a charge of $19.0 million for the impairment of the Octane Additives business goodwill in the first six months of 2006. This compares to a charge of $116.7 million in the comparative period 2005. The charge was significantly higher in 2005 due to the loss of the major customer in the second quarter, 2005. There have been no significant changes in the estimates for the model that was used at the end of 2005.

The remaining balance of Octane Additives business goodwill is now $42.5 million. The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $38 million for the 12 months ending December 31, 2006. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

Interest expense (net) and other (expense)/income

Net interest expense in the first six months of 2006 was $3.4 million compared to $3.6 million in the equivalent period of 2005. Net debt was lower in the year to June, 2006 when compared to June 2005, the interest charge remains comparable year on year due to the increase in US LIBOR rates year on year, approximate impact on interest of the higher LIBOR rate is $1.7 million. Included within the first half charge of 2006 is a repayment of interest charged on a tax balance of $0.6 million.

Income taxes

The Company recognized a tax charge of $7.2 million in the first half year, which is $1.7 million higher than the corresponding period in 2005. The effective rate of tax excluding the charge for the impairment of Octane Additives goodwill for the first six months of 2006 was 26.0% compared to 36.7% in the first half of 2005. The fall in effective rate was due to the changing geographic distribution of profit.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the half year ended June 30, 2006 was $0.7 million compared with an outflow of $3.6 million in the comparable period in 2005. Net income was higher by $108.8 million mainly as a result of the non-cash Octane Additives impairment charge of $19.0 million compared to $116.7 million in the first half of 2005. There was an increase in working capital balances of $41.7 million in the first half, 2006 compared to a $20.4 million increase in the first half of 2005. Octane Additives accounts receivable returned to more normal levels at June 30, 2006 from a very low level at the end of 2005 due to the timing of payments and shipments in the fourth quarter 2005 causing an increase in accounts receivable of $8.6 million. Due to the delay in shipments in Octane Additives, the impact on the value of inventory of the reduced output on the Ellesmere Port, UK site and an increased holding of raw materials, the value of Octane Additives TEL inventory grew by $7.7 million. The non-cash release of the retrospective pricing provision in Octane Additives reduced accruals and thus increased working capital by $4.5 million. Inventory grew by $9.9 million in the Fuel Specialties business in support of the sales growth in that business. Accounts receivable grew by $4.0 million in the Performance Chemicals business due to higher sales than in the first half 2005. The balance of the growth in working capital is due to a reduction in accounts payable. There was a cash receipt from the UK tax authorities related to a tax reclaim that was the main reason for an inflow of $12.7 million in the tax creditor.

The $0.3 million inflow in investing activities represents the sale of a 20% stake in Deurex Micro Technologies GmbH, resulting in an inflow of $2.6 million, this is off-set by capital expenditure in the first half. Last year there was a $25.0 million outflow mainly related to the acquisition of Finetex Inc. ($21.8 million), the remaining $3.2 million was capital expenditure. The Company drew down an additional $4.0 million of revolving credit facility in the first half as well as increasing an overdraft by $0.9 million. The Company spent $9.7 million on the repurchase of stock under its stock repurchase program in the quarter at an average price of $24.94 and raised $1.4 million by the issue of Treasury stock to holders of options who chose to exercise stock options.

$2.2 million of restricted cash was paid in settlement of the first tranche of AFC Loan Notes related to the purchase of that entity in the first half. As of June 30, 2006, the Company had $144.0 million of debt outstanding under its new senior credit facility agreement and was in compliance with all financial covenants therein as of June 30, 2006.

The debt profile as of June 30, 2006, including the principal facility and other group debt, is set out below:

(millions of dollars)
2006	$13.3
2007	15.1
2008	20.0
2009	99.0

$147.4

Current portion of long-term debt	$(28.4)

Long-term debt, net of current portion	$119.0

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934).

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report On Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1 Legal	Proceedings

Bycosin disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB. Bycosin’s non-U.S. subsidiaries had been engaged in transactions and activities involving Cuban persons and entities before the acquisition of the Bycosin Group by the Company in June 2001, and such subsidiaries were continuing to engage in such transactions and activities at the time of the disposal of the non-core Fuel Specialties business and related assets in November 2004. Consequently, on November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Innospec Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited (now known as Innospec Fuel Specialties Limited) as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, among other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding such transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. The Company conducted an internal review of such transactions and activities and, in March 2005, disclosed to OFAC the preliminary results of such review. Thereafter, OFAC requested certain additional information relating to the Bycosin disclosure, and, in May 2005, the Company provided OFAC with such additional information. During the course of its internal review, the Company obtained additional details relating to the previously disclosed Bycosin business and information concerning a series of unrelated transactions involving the sale of TEL by its subsidiary The Associated Octel Company Limited (now known as Innospec Limited) to a Cuban entity. Such sales of TEL ended in 1999. The Company informed OFAC of its receipt of this additional information in June 2005. On January 27, 2006, the Company submitted additional information to OFAC regarding this matter. The Company’s internal review identified, among other things, that: (i) Bycosin’s non-U.S. subsidiaries maintained an office in Cuba from which they conducted their fuel additive sales, and other related activities; (ii) Innospec Limited employees travelled to Cuba for business-related purposes with respect to the Bycosin sales on two occasions and consulted with representatives of Bycosin’s non-US subsidiaries regarding substantial contracts with the Cuban customers; (iii) Gamlen Industries, S.A., a French company and an indirect subsidiary of the Company, sold fuel additive products to a Bycosin subsidiary that were delivered to a Cuban customer on four occasions; (iv) Innospec limited was involved in the direct and indirect sale of TEL products to one principal Cuban customer between 1991 and 1999, and, although the last sale of TEL was in April 1999, certain ancillary aspects primarily related to discontinuing these commercial relationships continued until January 2002 and (v) the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-US subsidiaries since January 1999 is approximately $26.6 million. The Company is continuing to cooperate on a voluntary basis with OFAC’s review of its voluntary disclosure.

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

As of the date hereof, the Company has not had any discussions with OFAC regarding the nature or amount of penalties to which it might be subject, or how such penalties might be calculated, including whether OFAC might assess penalties for transactions performed before January 1999. The Company has considered the range of possible outcomes and potential penalties payable. In accordance with the Company’s accounting policies, provision has been made for management’s current best estimate of the potential liability, including anticipated legal costs. However, should the underlying assumptions prove incorrect, the actual outcome could differ materially from management’s current expectations. Management is not able to estimate the range of any additional loss, if any.

Management believes that at this time it is still not able to predict with any certainty how OFAC will calculate the number of possible violations of the CACR that may have occurred or the nature or amount of penalties to which the Company could be subject. First, while the Bycosin sales occurred within the last five years, virtually all of Innospec Limited’s TEL sales and transactions with Cuba occurred more than five years ago and, thus, may be outside the statute of limitations period established by the relevant laws. Second, OFAC’s penalty guidelines permit mitigation from the maximum penalty amount based on a company having made a voluntary disclosure. However, at this time, it is not possible to determine whether OFAC will agree that the Company should qualify for mitigation because of its voluntary disclosure. Third, the regulations do not indicate what approach OFAC might take in regards to assessing penalties against a company whose options for extricating its foreign subsidiaries from the commercial relationships with Cuba were limited by the Council Regulation No. 2271/96 adopted by the Council of the European Union and the Mexican blocking measures. Thus, we cannot speculate as to how OFAC might characterize these possible violations nor can we predict the timing of further developments or the final outcome of the voluntary disclosure to OFAC. Management believes that if the Company or its subsidiaries were found to have not complied with the CACR for past activities, the Company could be subject to fines or other civil or criminal penalties which could be material, and the Company’s reputation could be damaged. In addition, actual or potential investors that object to the Company’s former arrangements and contracts involving Cuba may adversely affect the price of the Company’s shares by disposing of or deciding not to purchase the Company’s shares.

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter to OGSR on December 14, 2005. The Company continues to be in correspondence with OGSR regarding the submission of further information concerning its voluntary disclosure to OFAC.

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

(iv) European Patent No. 0885948, a patent for an EVA cold flow improver and ester based lubricity improver. Opposition was filed in September 2005. This patent was revoked by the EPO in May 2006.

Innospec has also opposed five Infineum patents in the Korean courts.

In March 2006 Infineum opposed Innospec’s diesel particulate filter regeneration patent, European Patent No. 1047755. This opposition was accepted and the patent was revoked. Infineum have lodged opposition to Innospec’s patent number EP 1392960. relating to a method of dosing catalyst into fuel for diesel particulate filter regeneration. This opposition has not yet been considered by the Opposition Division of the EPO.

Other Patent Dispute

Innospec commenced opposition proceedings in the EPO on January 7, 2005, against Rhodia’s patent European Patent No. 1090211. This matter is ongoing.

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

Federal Trade Commission Matter

In July 1999, The Associated Octel Company Limited, now called Innospec Limited (“IL”) a wholly owned indirect subsidiary of the Company and AllChem Industries (“AllChem”) entered into a consent order (“Order”) with the U.S Federal Trade Commission (“FTC”), which, among other things, required IL to sell TEL for 15 years to AllChem pursuant to a certain Supply Agreement dated July 30, 1999. The Order, among other things, required IL (i) to seek FTC approval before changing any of the price terms of the Supply Agreement, and (ii) to file yearly compliance reports. Thereafter, IL changed some of the price terms without obtaining FTC approval and filed compliance reports that failed to mention the changes. When IL discovered the error in June 2005, it notified the FTC of the compliance report issues and changes to the Supply Agreement, and sought retroactive approval for the latter. The FTC has now confirmed its approval of the modifications and has stated that it appears that no further action is warranted.

ITEM 1a Risk	Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes for the quarter ended June 30, 2006 from the risk factors disclosed in the 2005 Annual Report on Form 10-K.

ITEM 2 Unregistered	Sales Of Equity Securities And Use Of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers during the second quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	23,382	$24.87	23,382	$11.3 million
May 1—May 31	106,963	$25.49	106,963	$8.6 million
June 1—June 30	126,970	$24.40	126,970	$5.5 million
Total	257,315	$24.94	257,315	$5.5 million

The Company announced the resumption of its share buy-back program on August 13, 2003. The Board of Directors approved resumption of the purchase of shares with an aggregate value of $6.4 million. This buy-back program had been originally announced on May 10, 2000. The shares repurchased are held as treasury shares and the buy-back program has no expiration date.

On October 25, 2004 the Company announced that the board of directors of Innospec Inc. had authorized an additional $15.0 million to repurchase Innospec’s shares pursuant to its buy-back program.

On February 17, 2006 the company announced the acceleration of approved share buy backs.

On May 1, 2006 the Board of Innospec Inc. confirmed that the amount outstanding under approved share buyback schemes was $11.9 million at March 31, 2006.

On May 2, 2006 the Company announced that the board of directors of Innospec Inc. had authorized a further stock re-purchase plan. The plan commenced on May 8, 2006 and completed on July 26, 2006. Under that plan the Company had the ability to re-purchase up to 420,000 shares of common stock.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3 Defaults	Upon Senior Securities

None.

ITEM 4 Submission	Of Matters To A Vote Of Security Holders

The Annual Meeting of stockholders of the Company was held on May 2, 2006 (the “2006 Annual Meeting”). The following matters were voted on at the 2006 Annual meeting:

(i) The following individuals were elected directors of the Company for terms expiring in 2009:

	Votes For	Votes Withheld
James M. C. Puckridge	9,896,910	2,123,683
Paul W. Jennings	11,996,212	24,381

(ii)	Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors of the Company:

Votes For	Votes Against	Abstentions
12,008,180	6,213	6,200

ITEM 5 Market	For The Registrant’s Common Equity And Related Stockholder Matters

The Company’s common stock is listed on the NASDAQ Stock Exchange (symbol—IOSP). As of July 31, 2006 there were approximately 1,794 registered holders of the common stock.

Following the announcement in August 2002 of a semi-annual dividend of 5 cents per share, the first such payment was made in September 2002, with the second in June 2003. In line with its policy of semi-annual consideration of a dividend, on February 9, 2004 the Company announced the payment of a dividend of 6 cents per share to be paid to shareholders of record as of February 20, 2004 on April 1, 2004. A further dividend of 6 cents per share was paid to shareholders on October 1, 2004. A dividend of 7 cents per share was paid to shareholders of record on February 18, 2005 on April 1, 2005. On August 12, 2005, the Company announced the payment of a dividend of 7 cents a share to shareholders of record as of August 31, 2005. This dividend was paid on September 30, 2005. On February 17, 2006 the Company announced the payment of a dividend of 8 cents a share to shareholders of record as of February 17, 2006. This dividend was paid on April 1, 2006.

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

This certification will not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(b) Reports on Form 8-K

On June 2, 2006 the Company filed a Form 8-K announcing amendments to executive agreements following the name change to Innospec Limited (formerly the Associated Octel Company Limited).

On June 15, 2006 the Company filed a Form 8-K announcing its banking facility increase, following the introduction of two additional banks into the lending syndicate.

On June 30, 2006 the Company filed a Form 8-K regarding the appointment of appointment of Ian Cleminson as Chief Financial Officer and Executive Vice President.

On July 27, 2006 the Company filed a Form 8-K regarding the press release announcing its second quarter 2006 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	By	/s/ PAUL W. JENNINGS
Paul W. Jennings President and Chief Executive Officer

Date: August 9, 2006	By	/S/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer