Form 10-Q
period 2006-09-30
INNOSPEC INC.
filed 2006-11-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐                        Accelerated filer  ☒                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding as of October 31, 2006
Common Stock, par value $0.01	11,811,664

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, the outcome of the Company’s disputes with Ethyl and the impact on the Company’s tetra ethyl lead business related thereto, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand, and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	September 30 2006	December 31 2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$91.9	$68.9
Restricted cash (note 9)	2.3	4.3
Accounts receivable, less allowance of $2.4 (2005—$2.2)	80.3	64.8
Inventories
Finished goods	79.0	63.9
Work in progress	23.6	21.8
Raw materials	13.6	10.8

Total inventories	116.2	96.5
Prepaid expenses	5.8	5.3

Total current assets	296.5	239.8

Property, plant and equipment	99.6	85.9
Less accumulated depreciation	(35.8)	(18.6)

Net property, plant and equipment	63.8	67.3

Goodwill (note 6)	171.1	200.4
Intangible assets (note 7)	33.6	43.0
Deferred finance costs	1.8	2.1
Prepaid pension cost	115.3	113.0
Other assets (note 12)	—	9.7

	$682.1	$675.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	September 30 2006	December 31 2005
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$51.0	$54.5
Accrued liabilities	49.3	59.4
Accrued income taxes	13.9	—
Current portion of plant closure provisions (note 8)	6.3	10.1
Current portion of long-term debt (note 9)	17.5	14.5
Current portion of deferred income	2.0	2.0
Dividend payable	0.9	—

Total current liabilities	140.9	140.5

Plant closure provisions, net of current portion (note 8)	21.8	21.0
Deferred income taxes	42.1	41.9
Deferred income, net of current portion	1.3	2.9
Long-term debt, net of current portion (note 9)	132.8	130.1
Other liabilities	22.7	24.2
Minority interest	0.1	0.3
Commitments and contingencies (note 11)
Stockholders’ equity
Common stock, $0.01 par value (authorized 40,000,000 shares, issued 14,777,250 shares)	0.1	0.1
Additional paid-in capital	281.4	276.2
Treasury stock (2,938,755 and 2,452,249 shares at cost, respectively)	(45.2)	(32.0)
Retained earnings	98.6	88.4
Accumulated other comprehensive income	(14.5)	(18.3)

Total stockholders’ equity	320.4	314.4

	$682.1	$675.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions of dollars except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$135.5	$133.0	$366.3	$392.2
Cost of goods sold	(86.0)	(88.0)	(230.3)	(251.2)

Gross profit	49.5	45.0	136.0	141.0
Operating expenses
Selling, general and administrative	(22.2)	(20.1)	(64.3)	(70.8)
Research and development	(3.1)	(2.6)	(8.3)	(8.6)
Restructuring charge	(0.4)	(10.6)	(3.4)	(25.1)
Amortization of intangible assets (note 7)	(3.2)	(3.2)	(9.5)	(9.5)
Impairment of Octane Additives business goodwill (note 6)	(10.4)	(7.4)	(29.4)	(124.1)
Profit on disposals (net)	9.6	—	9.2	—

	(29.7)	(43.9)	(105.7)	(238.1)

Operating income / (loss)	19.8	1.1	30.3	(97.1)
Interest expense (net)	(1.7)	(1.9)	(5.1)	(5.5)
Other net income / (expense)	1.4	(9.8)	3.1	(9.5)

Income / (loss) before income taxes and minority interest	19.5	(10.6)	28.3	(112.1)
Minority interest	(0.1)	(0.2)	(0.1)	(0.2)

Income / (loss) before income taxes	19.4	(10.8)	28.2	(112.3)
Income taxes	(8.9)	1.8	(16.1)	(3.7)

Income / (loss) from continuing operations	10.5	(9.0)	12.1	(116.0)
Discontinued operations, net of tax (note 10)	—	(0.1)	—	(0.3)

Net income / (loss)	$10.5	$(9.1)	$12.1	$(116.3)

Earnings / (loss) per share—net income (note 3):
Basic	$0.88	$(0.74)	$1.00	$(9.40)

Diluted	$0.84	$(0.74)	$0.95	$(9.40)

Earnings / (loss) per share—continuing operations (note 3):
Basic	$0.88	$(0.73)	$1.00	$(9.38)

Diluted	$0.84	$(0.73)	$0.95	$(9.38)

Weighted average shares outstanding (in thousands) (note 3):
Basic	11,900	12,359	12,140	12,378

Diluted	12,498	12,359	12,719	12,378

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(millions of dollars)	2006		2005
Cash Flows from Operating Activities
Net income / (loss)	$12.1		$(116.3)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	20.0		20.5
Impairment of Octane Additives business goodwill (note 6)	29.4		124.1
Deferred income taxes	0.1		(1.9)
(Profit) / loss on disposal of property, plant and equipment	(9.2)		2.5
Impairment of unconsolidated investments	—		6.2
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(14.5)		5.7
Inventories	(18.0)		(13.4)
Accounts payable and accrued liabilities	(11.6)		(8.0)
Income taxes and other current liabilities	18.6		(15.0)
Movement in pension prepayment	(2.3)		7.4
Stock option compensation charge	1.2		—
Plant closure provisions	(3.4)		2.5
Other non-current liabilities	(1.9)		1.7
Other	(0.2)		(0.1)

Net cash provided by operating activities	20.3		15.9

Cash Flows from Investing Activities
Capital expenditures	(3.4)		(5.0)
Proceeds on disposal of property, plant and equipment	9.4		0.1
Business combinations, net of cash acquired and divestments	—		(22.3)
Disposal of unconsolidated investments (note 12)	2.6		—

Net cash provided by / (used in) investing activities	8.6		(27.2)

Cash Flows from Financing Activities
Receipt of short-term borrowings Repayment of short-term borrowings	1.0 (1.0)		— —
Receipt of long-term borrowings	18.0		71.1
Repayment of long-term borrowings Payments on capital leases	(10.0 (0.4	) )	(30.0 —)
Increase in deferred finance costs	(0.4)		—
Dividends paid	(1.0)		(1.7)
Issue of treasury stock	1.7		1.3
Repurchase of common stock	(14.7)		(2.0)
Minority interest	0.1		0.2

Net cash provided by financing activities	(6.7)		38.9
Effect of exchange rate changes on cash	0.8		3.7

Net change in cash and cash equivalents	23.0		31.3
Cash and cash equivalents at beginning of period	68.9		33.3

Cash and cash equivalents at end of period	$91.9		$64.6

Amortization of deferred finance costs of $0.6m for the nine months to September 30, 2006 (2005—$0.8m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4
Net income	—	—	—	12.1	—	12.1
Dividend	—	—	—	(1.9)	—	(1.9)
Derivatives (1)	—	—	—	—	0.2	0.2
Net CTA change (2)	—	—	—	—	3.6	3.6
Treasury stock re-issued	—	0.2	1.5	—	—	1.7
Treasury stock repurchased	—	—	(14.7)	—	—	(14.7)
Stock option compensation charge (3)	—	5.0	—	—	—	5.0

Balance at September 30, 2006	$0.1	$281.4	$(45.2)	$98.6	$(14.5)	$320.4

1.	Changes in unrealized exchange gains / (losses) on derivative instruments, net of tax.
2.	Changes in cumulative translation adjustment.
3.	Following adoption of FAS 123 (R) a stock option liability of $3.0 million accrued under APB 25 was reclassified.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2006	2005	2006	2005
Net income / (loss) for the period	$10.5	$(9.1)	$12.1	$(116.3)
Changes in cumulative translation adjustment	—	0.4	3.6	(3.4)
Changes in unrealized exchange gains on derivative instruments, net of tax	(0.4)	—	0.2	0.1

Total comprehensive income / (loss)	$10.1	$(8.7)	$15.9	$(119.6)

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

NOTE 2—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At September 30, 2006, the Company had authorized common stock of 40,000,000 shares (December 31, 2005—40,000,000). Issued shares at September 30, 2006, were 14,777,250 (December 31, 2005—14,777,250) and treasury stock amounted to 2,938,755 shares (December 31, 2005—2,452,249).

The Company has five active stock option plans, four of which provide for grants of options to key employees and non-employee directors. One other plan provides stock options on an equal basis to all U.K. employees.

The current limit for the number of shares of common stock which can be issued or awarded under the plans is 3,043,000. The stock options issued have a vesting period of three to four years and expire within ten years of the date of grant.

The total intrinsic value of options exercised in the quarter is $35,975, during the first and second quarter this was $474,642 and $33,837, respectively. No options vested during the second quarter. During the third and first quarter the new total fair value of shares vested was $2,713 and $884,422, respectively.

On January 1, 2006 the Company adopted FAS 123 (R). FAS 123 (R) requires a company to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the nine months ended September 30, 2006.

Movements in stock options in the three and nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 1, 2006	947,310	$9.37
Grants—at discount	5,665	$0.00	$24.33
Exercised	(15,994)	$13.58
Cancelled	(15,434)	$16.44

Outstanding at September 30, 2006	921,547	$9.35

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2006	958,048	$10.10
Grants—at discount	108,703	$5.10	$13.41
Exercised	(98,383)	$11.78
Cancelled	(46,821)	$10.78

Outstanding at September 30, 2006	921,547	$9.35

Range of Exercise Price	Number outstanding at September 30, 2006	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at September 30, 2006	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0-$ 5	337,760	7.48	$0.00	24,627	4.60	$0.00
$ 5-$10	47,328	3.61	$7.81	47,328	3.61	$7.81
$10-$15	316,362	4.09	$13.43	316,362	4.09	$13.43
$15-$20	205,647	6.75	$17.83	72,699	4.49	$17.67
$20-$25	14,450	7.62	$23.00	—	—	—

	921,547			461,016

The aggregate intrinsic value of fully vested stock options is $383,024. Of the 461,016 stock options that are exercisable, 21,607 have performance conditions attached. The total compensation cost for FAS 123 (R) for the third quarter was $372,000 gross of tax and $242,000 net of tax. The total compensation cost for the second and first quarters was $415,000 gross of tax and $270,000 net of tax and $428,000 gross of tax and $278,000 net of tax, respectively.

The Company adopted FAS 123 (R) using the modified prospective transition method beginning January 1, 2006. The Company previously recorded a charge for stock options based on the intrinsic value method outlined in APB 25. The following table summarizes the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had adopted FAS 123 (R). As of January 1, 2006 compensation expense has been recorded within the financial statements and calculated consistently with the method prescribed in the standard:

(in millions, except per share data)	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net loss as reported	$(9.1)	$(116.3)
Compensation, net of tax, included	—	0.6
Compensation, net of tax, FAS 123 basis	(0.2)	(1.2)

Pro forma net loss	$(9.3)	$(116.9)

(Loss) per share
Basic	$(0.75)	$(9.44)

Diluted	$(0.75)	$(9.44)

The majority of options granted by the Company are dependent upon internally focused factors such as the financial performance of the Company’s reporting units. The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2006	2005
Dividend yield	0.4%	0.4%
Expected life	4 years	4 years
Volatility	44.20%	41.96% - 42.3%
Risk free interest rate	4.26%	3.7% - 4.26%

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options and restricted stock that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars except share and per share data)	2006	2005	2006	2005
Numerator:
Income / (loss) from continuing operations	$10.5	$(9.0)	$12.1	$(116.0)
Discontinued operations, net of tax	—	(0.1)	—	(0.3)

Net income / (loss) available to common shareholders	$10.5	$(9.1)	$12.1	$(116.3)

Denominator:
Weighted average common shares outstanding	11,900	12,359	12,140	12,378
Dilutive effect of stock options and awards	598	—	579	—

Denominator for diluted earnings per share	12,498	12,359	12,719	12,378

Net income per share:
Income / (loss) from continuing operations	$0.88	$(0.73)	$1.00	$(9.38)
Discontinued operations, net of tax	—	(0.01)	—	(0.02)

Net income / (loss) available to common shareholders	$0.88	$(0.74)	$1.00	$(9.40)

Net income per share, diluted:
Income / (loss) from continuing operations	$0.84	$(0.73)	$0.95	$(9.38)
Discontinued operations, net of tax	—	(0.01)	—	(0.02)

Net income / (loss) available to common shareholders	$0.84	$(0.74)	$0.95	$(9.40)

The weighted average number of share options that were anti-dilutive in the three and nine months ended September 30, 2006, were 330,531 and 373,706, respectively (2005-438,403 and 485,166 respectively). These share options have been excluded from the calculation of diluted earnings per share.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering substantially all UK employees. The components of the net periodic cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2006	2005	2006	2005
Service cost	$(1.3)	$(1.5)	$(3.7)	$(4.7)
Curtailment cost	—	(3.7)	—	(9.4)
Interest cost	(10.1)	(9.7)	(29.3)	(30.4)
Expected return on plan assets	11.4	11.0	33.0	34.6
Amortization of prior service cost	—	(0.3)	—	(0.9)

Net periodic cost	$—	$(4.2)	$—	$(10.8)

At September 30, 2006, the Company has a pension prepayment of $115.3 million recorded in its balance sheet in accordance with FAS 87.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements 87, 88, 106 and 132R, which provides guidance for recognition of a net liability or asset to report the funded status of company-sponsored defined benefit pension and other postretirement plans (“benefit plans”) on company balance sheets. The new pronouncement requires:

a)	Recognition of the funded status of benefit plans in the statement of financial position;

b)	Recognition as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period between measurement dates but are not recognized as components of net periodic benefit cost;

c)	Measurement of benefit plans’ assets and obligations as of the date of the Company’s fiscal year end statement of financial position (effective by 2008 at the latest); and

d)	Disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation.

When FAS 158 is adopted on December 31, 2006, the impact on the Company’s statement of financial position will be determined by the difference between the value of plan assets and the projected benefit obligations (PBO) for defined benefit plans, as well as the impact of moving any prepaid pension assets on the Company’s books at the time of adoption to Accumulated Other Comprehensive Loss. Although several variables will have an effect on the amount of the adjustment ultimately recorded, using the recorded values at December 31, 2005, while considering sensitivity around the key variables that could have a material impact on the amount as of December 31, 2006, provides an indication of the adjustment effect. If the standard had been adopted on December 31, 2005, the Company would have recorded a total reduction to equity through recognition of an Other Comprehensive Loss of approximately $79.1 million on an after-tax basis (or $113.0 million pre-tax before the consideration of deferred taxes), a reduction to total assets of $113.0 million, and a decrease in total liabilities of $33.9 million.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Absent any other actuarial assumption changes as of December 31, 2006, the PBO for the applicable plans will be affected by any movement in market interest rates which will affect the calculation of the PBO. The performance of plan assets also affects the funded position of the benefit plans. Any adjustment that the Company might have to record through OCI will be non cash and will not affect compliance with the Company’s debt covenants. FAS 158 will not affect the calculation of the net periodic benefits costs on the Consolidated Statements of Income in the year adopted or in future years.

The Plan actuaries are in the process of performing the Plan’s regular triennial valuation as at December 31, 2005. The results of this valuation have not yet been finalized. A revised funding scheme for the Plan, based on the results of the valuation, will be discussed and agreed with the Plan trustees.

On current estimates the Company expects to make ordinary contributions of approximately $3.1 million to its defined benefit pension plan in 2006. As of the nine months ended September 30, 2006, contributions of $2.3 million have been made and in the three months to September 30, 2006 there were contributions of $0.8 million. Further ordinary contributions of $0.8 million are expected throughout the remainder of the year.

Due to restructuring activities which took place during 2005, 1 employee who was a member of the contributory defined benefit pension plan left the Company during the third quarter (41 employees left the Company during the first quarter, 2006 and 4 employees left during the second quarter).

NOTE 5—SEGMENTAL REPORTING

The Company has three businesses—Fuel Specialties, Performance Chemicals and Octane Additives. Following the restructuring announced in the fourth quarter 2005, the Fuel Specialties business now includes compound tetra ethyl lead (“TEL”) for use in aviation gasoline and certain cold flow improvers previously reported in the Octane Additives and Performance Chemicals businesses, respectively. The Fuel Specialties business provides additives for a range of fuels to improve fuel efficiency, boost engine performance and reduce harmful emissions. Performance Chemicals includes a range of companies who manufacture performance chemicals used in a wide range of industrial processes and everyday products. These include surfactants and emollients for the personal care market from Finetex, synthetic aromas including Lilestralis®, “Octaquest” biodegradable chelating agents, an antistatic additive “Octastat” and Leuna branded waxes. Certain research and development activities which were previously reported in corporate costs have been reallocated to the Performance Chemicals strategic business unit. The 2005 comparatives reflect this change. This has had no impact on total net income.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2006	2005	2006	2005
Net Sales
Fuel Specialties	$75.3	$59.8	$203.8	$171.0
Performance Chemicals	30.8	25.1	86.8	79.4
Octane Additives	29.4	48.1	75.7	141.8

Total	$135.5	$133.0	$366.3	$392.2

Gross Profit
Fuel Specialties	$25.9	$18.7	$74.8	$56.7
Performance Chemicals	6.7	3.5	16.0	12.7
Octane Additives	16.9	22.8	45.2	71.6

Total	$49.5	$45.0	$136.0	$141.0

Operating Income
Fuel Specialties	$13.5	$7.6	$37.1	$20.0
Performance Chemicals	2.5	(0.2)	4.1	1.1
Octane Additives	10.3	17.6	28.6	54.3

	26.3	25.0	69.8	75.4

Corporate Costs	(5.3)	(5.5)	(15.9)	(22.0)
FAS 87 Pension Charge	—	(0.4)	—	(1.3)

Total Corporate Costs	(5.3)	(5.9)	(15.9)	(23.3)

Restructuring	(0.4)	(10.6)	(3.4)	(25.1)
Impairment of Octane Additives business goodwill	(10.4)	(7.4)	(29.4)	(124.1)
Profit on disposals (net)	9.6	—	9.2	—

Operating income / (loss)	$19.8	$1.1	$30.3	$(97.1)

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2006	2005	2006	2005
Depreciation
Fuel Specialties	$0.5	$0.5	$1.3	$1.6
Performance Chemicals	1.2	1.5	3.6	4.1
Octane Additives	0.8	0.7	2.2	2.1
Corporate	1.0	0.6	2.8	2.4

Total	$3.5	$3.3	$9.9	$10.2

Amortization
Fuel Specialties	$0.4	$0.4	$1.0	$1.0
Performance Chemicals	0.3	0.3	1.0	1.0
Octane Additives	2.5	2.5	7.5	7.5

Total	$3.2	$3.2	$9.5	$9.5

NOTE 6—GOODWILL

Goodwill comprises the following:

(millions of dollars)	Nine Months Ended September 30
	2006	2005
Gross cost at January 1	$498.5	$630.3
Acquisitions	—	3.6
Impairment of Octane Additives business goodwill	(29.4)	(124.1)
Exchange effect	0.1	(0.4)

Gross cost at September 30	469.2	509.4

Amortization at January 1 and September 30	(298.1)	(298.1)

	(298.1)	(298.1)

Net book amount at September 30	$171.1	$211.3

Impairment of Octane Additives business goodwill

The principal product of the Octane Additives business segment is lead alkyl antiknock (“TEL”) which is used in leaded gasoline for automotive use. Due to the legislation enacted in the United States and other countries there has been a trend away from the use of leaded gasoline in automobiles which has resulted in a decline in the demand for Octane Additives in the world market.

The Company expects to recognize an impairment charge in each successive quarter over the remaining life of the Octane Additives business. The charge is non-cash in nature and has no impact on taxation.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INTANGIBLE ASSETS

	Nine Months Ended September 30
(millions of dollars)	2006	2005
Gross cost at January 1	$86.9	$80.5
Acquisitions	—	7.2
Exchange effect	—	(0.1)

Gross cost at September 30	86.9	87.6

Amortization at January 1	(43.9)	(31.9)
Charge	(9.5)	(9.5)
Exchange effect	0.1	0.1

Amortization at September 30	(53.3)	(41.3)

Net book amount at September 30	$33.6	$46.3

A charge of $9.5 million was recognized in the first nine months of 2006 (2005: $9.5 million) of which $7.5 million (2005: $7.5 million) was in relation to the amortization of the Veritel intangible asset. The remaining $2.0 million charge (2005: $2.0 million) recognized in the first nine months of 2006 relates to the amortization of intangible assets acquired in the acquisition of the remaining 50% of the shares of Octel Starreon LLC (now called Innospec Fuel Specialities LLC), Aroma Fine Chemicals Limited and Finetex, Inc.

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

Movements in the provisions for the period are set out below:

(millions of dollars)	2006 Severance	2006 Other Restructuring	2006 Remediation	2006 Total	Q3 YTD 2005 Total
Total at January 1	$7.8	$0.1	$23.2	$31.1	$28.6
Charge for the period	1.9	1.5	1.2	4.6	16.8
Acquisitions	—	—	—	—	0.9
Expenditure	(6.3)	(1.3)	(0.5)	(8.1)	(13.7)
Exchange effect	0.4	—	0.1	0.5	(1.0)

Total at September 30	$3.8	$0.3	$24.0	$28.1	$31.6
Due within one year	(3.2)	(0.3)	(2.8)	(6.3)	(11.3)

Balance at September 30	$0.6	$0.0	$21.2	$21.8	$20.3

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance

A charge of $1.9 million was recognized in the first nine months of 2006. A charge of $1.3 million was recognized in relation to severance costs associated with restructuring of the UK manufacturing site. A charge of $0.6 million was an additional charge in relation to the salary and other emoluments to be paid to the former CEO.

Other restructuring

A charge of $1.5 million was recognized in the first nine months of 2006. A charge of $0.5 million was recognized in respect of the consolidation of manufacturing on to one site in one of the U.S. Performance Chemicals businesses. A charge of $0.3 million was recognized in respect of continuing costs of closure of the old European Head Office in Manchester, UK. The remaining $0.7 million relates to sundry restructuring within the UK.

Remediation

There is a remediation charge for the nine months to September 30, 2006 of $1.2 million.

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

NOTE 9—DEBT

The Company’s debt consists of the following:

(millions of dollars)	September 30, 2006	December 31, 2005
Senior term loan	$90.0	$100.0
Revolving credit	58.0	40.0
Loan notes	2.3	4.3
Capital leases	—	0.3

	150.3	144.6

Less current portion	(17.5)	(14.5)

	$132.8	$130.1

On December 13, 2005 the Company reached an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. An additional $67.1 million revolving credit facility was also agreed, which will expire on June 12, 2009. A scheduled repayment of the term loan of $10.0 million was made on July 31, 2006. Further scheduled term loan repayments of $15.0 million are due on January 31, 2007, $20.0 million on July 31, 2008 and a final scheduled repayment of $55.0 million on June 12, 2009. There was $148.0 million outstanding under the terms of the facility at September 30, 2006.

On June 12, 2006 The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. The available revolving credit facility was increased by $32.9 million on this date. The revolving credit facility is now $100.0 million.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The new facility agreement also requires a “look forward” test to be applied while the ratio of net debt to EBITDA exceeds 2.0. This “look forward” test was not applicable to the Company during the period to September 30, 2006 because such ratio was not exceeded.

Management believes that the Company has not breached these covenants throughout the period to September 30, 2006. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

On acquisition of Aroma Fine Chemicals Limited on August 26, 2004, the Company issued £2.5 million ($4.5 million) of loan notes to the vendors. These loan notes are secured by an equal amount of restricted cash in escrow. In January 2006 the Company paid the first tranche of the loan notes, amounting to $2.2 million. The final tranche of £1.25 million ($2.3 million) was paid in October 2006.

No assets held under capital leases were capitalized during 2006 and 2005.

The following table presents the projected annual maturities for the next four years after the third quarter, 2006:

(millions of dollars)	Term loan	Revolving credit facility	Loan notes	Capital leases	Total
2006	$—	$—	$2.3	$—	$2.3
2007	15.0	—	—	0.2	15.2
2008	20.0	—	—	(0.2)	19.8
2009	55.0	58.0	—	—	113.0

	$90.0	$58.0	$2.3	$—	$150.3

NOTE 10—DISCONTINUED OPERATIONS

On December 31, 2005, the Company disposed of two non-core businesses, the business of Octel Performance Chemicals Inc. and Gamlen Industries SA’s water treatment business. The consideration received was $1.2 million and $1.9 million, respectively. The net assets disposed of were $2.4 million and $0.7 million, respectively.

The net loss on disposal for the business of Octel Performance Chemicals Inc. was $1.6 million, which includes the net loss incurred in 2005 of $0.4 million.

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

If the Company or its subsidiaries (current or former) were found not to have complied with the CACR, the Company believes that it could be subject to fines or other civil or criminal penalties which could be material.

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporate Finance sent a letter to the Company dated November 22, 2005 (“SEC comment

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation. This dispute is the subject of arbitration proceedings in the London Court of International Arbitration (“LCIA”). Pursuant to these proceedings, an interim order was made on September 29, 2006 requiring Ethyl to pay the increased price claimed by the Company into an escrow account pending final determination of the arbitration. The difference in prices that the Company is claiming is equivalent to approximately $3 million on an annualized basis.

The Company has also issued proceedings in the LCIA against Ethyl regarding its marketing agreements for the supply of TEL covering the rest of the world. The Company and Ethyl are parties to certain exclusive marketing agreements governing the global marketing and sale of TEL, except in North America. One obligation on both parties is to refrain from conducting any business in their own interests that might defeat or damage the purpose of these agreements. The Company believes Ethyl has breached this duty by actively marketing and selling an alternative product. As a result, the Company is claiming damages in excess of $40 million, as well as the right to terminate these agreements.

The Company is confident in its position on these matters and believes that it will prevail. Regardless of the outcome, the Company does not believe that the disputes will have a material effect on the financial condition or results of the Company.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of September 30, 2006, for $10.0 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-US excise taxes and customs duties.

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

On acquisition of Aroma Fine Chemicals Limited, on August 26, 2004, the Company issued £2.5 million ($4.5 million) of loan notes to the vendors. Half of these loan notes have been repaid in January 2006 and the final tranche was paid in October 2006. This was secured by an equivalent amount of restricted cash in escrow.

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

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($6.9 million).

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

NOTE 13—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overheads must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company’s adoption of this standard did not have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset will only be recognized if it is more likely than not that a tax position ultimately will be sustained upon audit. After this threshold is met, management’s best estimate of the associated benefit will be recorded. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the accrue-in-advance method for planned major maintenance

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities. Since the Company does not currently accrue for maintenance under this method this FSP is not expected to affect the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. In SAB 108 the Securities and Exchange Commission’s staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB 108 will be effective for the Company as of December 31, 2006; however it is not expected to have a material affect on the Company’s financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt FAS 157 effective the first quarter of 2008 and is currently evaluating the impact on its financial statements.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements 87, 88, 106 and 132R, which provides guidance for recognition of a net liability or asset to report the funded status of company-sponsored defined benefit pension and other postretirement plans (“benefit plans”) on company balance sheets. The new pronouncement requires:

a)	Recognition of the funded status of benefit plans in the statement of financial position;

b)	Recognition as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period between measurement dates but are not recognized as components of net periodic benefit cost;

c)	Measurement of benefit plans’ assets and obligations as of the date of the Company’s fiscal year end statement of financial position (effective by 2008 at the latest); and

d)	Disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains and losses, prior service costs or credits, and transition asset or obligation.

When FAS 158 is adopted on December 31, 2006, the impact on the Company’s statement of financial position will be determined by the difference between the value of plan assets and the projected benefit obligations (PBO) for defined benefit plans, as well as the impact of moving any prepaid pension assets on the Company’s books at the time of adoption to Accumulated Other Comprehensive Loss. Although several variables will have an effect on the amount of the adjustment ultimately recorded, using the recorded values at December 31, 2005, while considering sensitivity around the key variables that could have a material impact on the amount as of December 31, 2006, provides an indication of the adjustment effect. If the standard had been adopted on December 31, 2005, the Company would have recorded a total reduction to equity through recognition of an Other Comprehensive Loss of approximately $79.1 million on an after-tax basis (or $113.0 million pre-tax before the consideration of deferred taxes), a reduction to total assets of $113.0 million, and a decrease in total liabilities of $33.9 million.

Absent any other actuarial assumption changes as of December 31, 2006, the PBO for the applicable plans will be affected by any movement in market interest rates which will affect the calculation of the PBO. The performance of plan assets also affects the funded position of the benefit plans. Any adjustment that the Company might have to record through OCI will be non cash and will not affect compliance with the Company’s debt covenants. FAS 158 will not affect the calculation of the net periodic benefits costs on the Consolidated Statements of Income in the year adopted or in future years.

ITEM 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And Nine Months Ended September 30, 2006 And 2005

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

Consolidated Income (Unaudited):

(millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$135.5	$133.0	$366.3	$392.2
Cost of goods sold	(86.0)	(88.0)	(230.3)	(251.2)

Gross profit	49.5	45.0	136.0	141.0
Operating expenses
Selling, general and administrative	(22.2)	(20.1)	(64.3)	(70.8)
Research and development	(3.1)	(2.6)	(8.3)	(8.6)
Restructuring charge	(0.4)	(10.6)	(3.4)	(25.1)
Amortization of intangible assets	(3.2)	(3.2)	(9.5)	(9.5)
Impairment of Octane Additives business goodwill	(10.4)	(7.4)	(29.4)	(124.1)
Profit on disposals (net)	9.6	—	9.2	—

	(29.7)	(43.9)	(105.7)	(238.1)

Operating income / (loss)	19.8	1.1	30.3	(97.1)
Interest expense (net)	(1.7)	(1.9)	(5.1)	(5.5)
Other income / (expense)	1.4	(9.8)	3.1	(9.5)

Income / (loss) before income taxes and minority interest	19.5	(10.6)	28.3	(112.1)
Minority interest	(0.1)	(0.2)	(0.1)	(0.2)

Income / (loss) before income taxes	19.4	(10.8)	28.2	(112.3)
Income taxes	(8.9)	1.8	(16.1)	(3.7)

Income / (loss) from continuing operations	10.5	(9.0)	12.1	(116.0)
Discontinued operations, net of tax	—	(0.1)	—	(0.3)

Net income / (loss)	$10.5	$(9.1)	$12.1	$(116.3)

(millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net Sales
Fuel Specialties	$75.3	$59.8	$203.8	$171.0
Performance Chemicals	30.8	25.1	86.8	79.4
Octane Additives	29.4	48.1	75.7	141.8

Total	$135.5	$133.0	$366.3	$392.2

Gross Profit
Fuel Specialties	$25.9	$18.7	$74.8	$56.7
Performance Chemicals	6.7	3.5	16.0	12.7
Octane Additives	16.9	22.8	45.2	71.6

Total	$49.5	$45.0	$136.0	$141.0

Operating Income
Fuel Specialties	$13.5	$7.6	$37.1	$20.0
Performance Chemicals	2.5	(0.2)	4.1	1.1
Octane Additives	10.3	17.6	28.6	54.3

	26.3	25.0	69.8	75.4

Corporate Costs	(5.3)	(5.5)	(15.9)	(22.0)
FAS 87 Pension Charge	—	(0.4)	—	(1.3)

Total Corporate Costs	(5.3)	(5.9)	(15.9)	(23.3)

Restructuring	(0.4)	(10.6)	(3.4)	(25.1)
Impairment of Octane Additives business goodwill	(10.4)	(7.4)	(29.4)	(124.1)
Profit on disposals (net)	9.6	—	9.2	—

Operating income / (loss)	$19.8	$1.1	$30.3	$(97.1)

The 2005 results have been adjusted to reflect the effect of discontinued operations.

Three months to September 30, 2006:

Net sales

For the three months to September 30, 2006 reported sales of $135.5 million are $2.5 million (1.9%) higher than the $133.0 million reported in the equivalent period in 2005. Fuel Specialties sales were $15.5 million (25.9%) higher than sales in the third quarter, 2005. Fuel Specialties sales to the Americas in the third quarter were 25.3% higher than sales in the equivalent period in 2005 due to the Company benefiting from the implementation this year of the ultra low sulfur diesel regulations in the United States. Sales in Europe were 28.3% higher than sales in the equivalent period in 2005 primarily due to orders in the quarter from one customer where the business is unlikely to recur in 2007. Sales in Asia Pacific were up 54.4% in the third quarter compared to the equivalent period in 2005 due to contract wins earlier in the year and the commencement of sales in China in the quarter of new magnesium products. Performance Chemicals sales grew 22.7% to $30.8 million in the third quarter 2006 compared to the third quarter 2005. Sales were stronger across the various businesses with increases of more than 20% at both Aroma Fine Chemicals and Finetex. Octane Additives sales declined by $18.7 million (38.9%) when compared to the third quarter of 2005 with sales volume down 58.7% compared to the third quarter of 2005. Octane Additives sales volumes were affected by the exit of South Africa from the market at the end of 2005 and no shipments to South East Asia in the third quarter 2006.

Gross profit

In the third quarter the gross profit margin for the Company was 36.6% compared to 33.9% in 2005. The increased profit margin was achieved despite the fact that Octane Additives sales formed a smaller proportion of total sales (21.7% down from 36.2%). In Fuel Specialties, the gross margin at 34.4% was 3.1 percentage points higher than the gross margin in the third quarter 2005. The gross margin has been improved by price increases in the Americas and by a richer mix of product sales in the Americas and Asia Pacific. The gross margin in Performance Chemicals was 21.7% in the third quarter 2006 compared to 14.0% in the same period in 2005. Gross profits nearly doubled at Aroma Fine Chemicals which benefited from prices increases and improvements in its manufacturing efficiency. The Performance Chemicals UK business also posted higher margins as it benefited from increased Octaquest sales volumes and reduced raw material costs. The gross profit margin in Octane Additives at 57.5% was 10.1 percentage points higher than the gross margin in the third quarter 2005. The improvement was mainly due to a favourable mix of customers and their margin profiles. The Company does not believe that this is indicative of a longer term trend.

Selling, general and administrative expenses

There has been a $2.6 million increase in selling, general and administrative and research and development expenses over the third quarter of 2005. At $5.3 million corporate costs were $0.2 million (3.6%) lower than in the third quarter of 2005. In addition the third quarter 2005 included a FAS 87 pension charge of $0.4 million. There was no corresponding FAS 87 pension charge in 2006. Fuel Specialties selling, general and administrative costs are $1.3 million higher than in the third quarter 2005 due to additional costs in support of growth. These increased costs off-set the savings in EMEA arising from the relocation of the Fuel Technology Centre to Ellesmere Port, UK and the closure of Adastra during 2005. In Performance Chemicals selling, general and administrative expenses are $0.5 million higher than the third quarter 2005 due also to additional costs in support of growth. Octane Additives selling, general and administrative costs are $1.4 million higher than in the third quarter of 2005 primarily in respect of professional fees.

Restructuring charge

The Company incurred restructuring costs of $0.4 million in the third quarter 2006. The equivalent charge in the third quarter of 2005 was $10.6 million. The third quarter restructuring is significantly reduced in comparison to prior year as no significant restructuring has been undertaken. In the comparative quarter of 2005, $2.2 million was recognized in relation to a cost reduction program in manufacturing and support activities on the TEL manufacturing site in Ellesmere Port, UK. Associated with these restructuring costs a charge of $3.7 million was recognized under FAS 88 because this program was part of a curtailment event due to the significant restructuring activity in the UK in 2005. The following further charges were recognized – $1.1 million in relation to UK site clearance; $1.0 million in relation to the closure of the old European Head Office in Manchester (UK); $0.9 million in relation to fixed asset write-offs resulting from the closure of the Fuel Technology Centre in Bletchley (UK); $0.8 million severance payments to senior UK employees; $0.4 million in relation to severance costs associated with the plan to consolidate manufacturing activities on to one site in one of our US businesses; $0.3 million recognized under FAS 146 under a previous cost reduction program where leavers stayed longer than their contractual notice periods; $0.2 million in relation to additional costs of professional advice payable under the settlement with the previous CEO.

Amortization of intangible assets

The amortization charge was $3.2 million in the third quarter of 2006 and 2005. In both periods a charge of $2.5 million related to the Veritel intangible asset that is being amortized on a straight-line basis and as such the charge is comparable year on year. The remaining charge of $0.7 million relates to the amortization of intangible assets recognized in 2004 and 2005 in relation to the acquisitions in those years.

Impairment of Octane Additives business goodwill

The Company has recognized a charge of $10.4 million for the impairment of Octane Additives business goodwill in the third quarter of 2006. There have been no significant changes in the estimates from the model that was used at the end of 2005. The charge in the third quarter of 2005 was $7.4 million.

The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $38 to $40 million for the 12 months ending December 31, 2006, if actual cash flows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business, including the level of compensation paid to Ethyl under the TEL marketing agreements.

Profit on disposal (net)

The Company recognized $9.6 million profit following the disposal of surplus real estate in the UK.

Interest expense (net) and other income (net)

At $1.7 million the net interest expense is $0.2 million lower than in the third quarter of 2005. This reduction is primarily due to the fact that average net debt was lower during the third quarter 2006 compared to average net debt during the third quarter 2005; and despite the fact that the US LIBOR rate rose between the corresponding periods.

Other income of $1.4 million in the third quarter of 2006 was primarily in respect of foreign exchange gains. In the third quarter 2005 an expense of $9.8 million was recognized primarily in respect of $4.2 million for losses on forward foreign exchange contracts recognized in the quarter and the $5.5 million write off of the Company’s investment in Stylacats.

Income taxes

The Company recognized a tax charge of $8.9 million in the third quarter, in the corresponding period in 2005 there was a tax credit of $1.8 million. The effective rate of tax excluding the charge for the impairment of Octane Additives business goodwill was 29.9% in the third quarter and 28.0% for the nine months to September 30, 2006. The Octane Additives business goodwill impairment charge of $10.4 million in the quarter is not an allowable deduction for the purposes of calculating income taxes.

Nine months to September 30, 2006:

Net sales

For the nine months to September 30, 2006 reported sales of $366.3 million are $25.9 million (6.6%) lower than the $392.2 million reported in the equivalent period in 2005. Fuel Specialties sales are 19.2% above sales in the first nine months of 2005. This growth is being driven by sales in the Americas and Asia Pacific. These regions have grown by 20.6% and 79.9%, respectively. Performance Chemicals sales have grown by 9.3%. Sales in Finetex are 23.4% higher than in the comparable period last year and there has been growth in Prochem and Aroma Fine Chemicals of 20.6% and 7.2%, respectively. Octane Additives sales volumes are 65.5% below the volumes for the nine months to September 30, 2005, however sales value is down by 46.6%. The most significant decline in volumes comes from the loss of sales to South Africa, which exited the market at the end of 2005, and the absence of significant sales to South East Asia in the nine months to September 30, 2006.

Gross profit

In the nine months to September 30, 2006 the gross profit margin was 37.1% compared to 36.0% in 2005. A reduction in the proportion of Octane Additives in total sales from 36.2% of the total to 20.7% has depressed the overall gross profit. However, this has been off-set by improvements in the gross margin in all three business units. The gross profit margin in the Fuel Specialties business is 36.7% and is 3.5 percentage points higher than the gross margin in the comparable period of 2005. There is rapid growth of lower margin sales across all the segments, including cetane number improvers, with the Americas region being the only region to show significant growth in gross profit margin, growing 9.9 percentage points to 35.5%. This is a factor of price increases and tight control of raw material prices. The gross profit margin in the Performance Chemicals business has grown year on year by 2.4 percentage points to 18.4%.

The gross profit margin in the Octane Additives business has remained resilient, rising from 50.5% for the nine months to September 30, 2005 to 59.7% in the comparable period this year. The margin in Octane Additives benefited from the $4.5 million release of a provision for a potential retrospective pricing rebate in the first quarter 2006. The higher margin in the Octane Additives business partly reflects the mix of the business in the nine months to September 30, 2006 and the Company does not believe this is indicative of a longer term trend.

Selling, general and administrative expenses

There has been a significant decrease ($6.5 million or 9.2%) in selling, general and administrative expenses over the first nine months of 2006 when compared to the equivalent period in 2005. Of this reduction $7.4 million is recorded in the total corporate costs line item. Included within the total corporate costs line item there was a net FAS 87 pension charge of $1.3 million for the first nine months of 2005 compared to no charge in the current period. A large proportion of the reduction also comes from the restructuring of the corporate functions while there have also been significantly reduced costs in relation to Sarbanes Oxley compliance. There were also significant costs for the special investigation into the transfer of funds in South Africa by the former CEO recognized in the first nine months of 2005. In comparison to the same period in the prior year, the dollar exchange rates have strengthened against the Euro and Sterling, this has resulted in a favorable impact in the current year on our predominantly non-US dollar cost base. Across the business units there has been a program to reduce selling, general and administrative expenses. This has been achieved in Octane Additives despite recognition of significant professional fees when compared to the prior year. Costs within Fuel Specialities and Performance Chemicals have increased moderately to support the growth of these businesses.

Restructuring charge

The Company incurred restructuring costs of $3.4 million in the nine months to September 30, 2006. $0.9 million was recognized in the first quarter and related to a higher bonus payment to the former CEO ($0.3 million), consolidation of manufacturing on one site in North Carolina in the personal care business ($0.2 million) and the remainder for sundry other restructuring costs in the UK. During the second quarter there were $1.1 million additional charges in relation to the UK restructuring program, an additional higher bonus payment to the former CEO of $0.3 million, an increased onerous lease provision for the old European Headquarters site of $0.3 million, relocation and closure costs for a Performance Chemicals site in New Jersey of $0.2 million. The remaining $0.2 million relates to sundry other restructuring. The third quarter restructuring charge at $0.4 million is significantly reduced in comparison to prior year and the first half of the current year as no significant restructuring has been undertaken.

In the corresponding period in 2005 restructuring costs were $25.1 million.

The Company incurred restructuring costs of $10.6 million in the third quarter 2005. $2.2 million was recognized in relation to a cost reduction program in manufacturing and support activities on the TEL manufacturing site in Ellesmere Port, UK. Associated with these restructuring costs a charge of $3.7 million was recognized under FAS 88 because this program was part of a curtailment event due to the significant restructuring activity in the UK in 2005. The following further charges were recognized—$1.1 million in relation to UK site clearance; $1.0 million in relation to the closure of the old European Head Office in Manchester (UK); $0.9 million in relation to fixed asset write-offs resulting from the closure of the Fuel Technology Centre in Bletchley (UK); $0.8 million severance payments to senior UK employees; $0.4 million in relation to severance costs associated with the plan to consolidate manufacturing activities on to one site in one of our US businesses; $0.3 million recognized under FAS 146 under a previous cost reduction program where leavers stayed longer than their contractual notice periods; $0.2 million in relation to additional costs of professional advice payable under the settlement with the former CEO.

In the earlier quarters of 2005 the closure of the Adastra business resulted in a $2.0 million charge and $5.7 million was recognized under FAS 88 as a curtailment event had occurred. In addition, $3.2 million was recognized relating to the costs of salary and other emoluments paid to the former CEO and $1.1 million was recognized following the closure of the Fuel Technology Centre in Bletchley (UK).

Amortization of intangible assets

The amortization charge was $9.5 million in the first nine months of 2006 and 2005. In both periods a charge of $7.5 million related to the Veritel intangible asset that is being amortized on a straight-line basis, and as such the charge is comparable year on year. The remaining $2.0 million relates to the amortization of intangible assets recognized in the acquisition accounting in 2005 for the acquisitions of Finetex, Aroma Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties).

Impairment of Octane Additives business goodwill

The Company has recognized a charge of $29.4 million for the impairment of the Octane Additives business goodwill in the first nine months of 2006. This compares to a charge of $124.1 million in the comparative period 2005. The charge was significantly higher in 2005 due to the loss of a major customer in the second quarter, 2005. There have been no significant changes in the estimates for the model that was used at the end of 2005.

The remaining balance of Octane Additives business goodwill is now $32.1 million. The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $38 to $40 million for the 12 months ending December 31, 2006, if actual cash flows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business, including the level of compensation paid to Ethyl under the TEL marketing agreements.

Profit on disposal (net)

The Company recognized $9.6 million profit following the disposal of surplus real estate in the UK. This was off-set by prepaid disposal costs of $0.4 million.

Interest expense (net) and other (expense)/income

Net interest expense in the first nine months of 2006 was $5.1 million compared to $5.5 million in the equivalent period of 2005. This reduction is primarily due to the fact that average net debt was lower during the first nine months of 2006 compared to average net debt during the first nine months of 2005; and despite the fact that the US LIBOR rate rose between the corresponding periods. Included within the first nine months charge of 2006 is a repayment of interest charged on a tax balance of $0.6 million.

Other income of $3.1 million largely represents foreign exchange gains. In the year to September 2005 an expense of $9.5 million was recognized primarily in respect of $4.2 million for losses on forward foreign exchange contracts and the $5.5 million write off of the Company’s investment in Stylacats; both were recognized in the third quarter.

Income taxes

The Company recognized a tax charge of $16.1 million in the first nine months of 2006, which is $12.4 million higher than the corresponding period in 2005. The effective rate of tax excluding the charge for the impairment of Octane Additives business goodwill for the first nine months of 2006 was 28.0% compared to 31.4% in the first nine months of 2005. The fall in effective rate was due to the changing geographic distribution of profit.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the nine months to September 30, 2006 was $20.3 million compared with $15.9 million in the comparable period in 2005. Net income was higher by $128.4 million mainly as a result of the non-cash Octane Additives impairment charge of $29.4 million compared to $124.1 million in the first nine months of 2005. Cash flows have benefited from the increased profitability in the underlying business, excluding the impact of the non-cash Octane Additives impairment charges, in the nine months to September 30, 2006 compared to the corresponding period last year. There was an increase in working capital balances of $44.1 million in the first nine months of 2006 compared to a $15.7 million increase in the first nine months of 2005. The growth in the Fuel Specialities and Performance Chemicals businesses in the first nine months of 2006 has necessitated a corresponding increase in working capital. In addition, Octane Additives inventories have increased in 2006 due to the delay in shipments and impact on the value of inventory of the reduced output on the Ellesmere Port, UK site. The non-cash release of the retrospective pricing provision in Octane Additives reduced accruals and thus increased working capital by $4.5 million. The current year impact of increased working capital requirement has now stabilized from its position earlier in the year. Working capital in the corresponding period in 2005 benefited from the collection of significant Octane Additives receivables from the 2004 year end. In the first quarter of 2006 there was a cash receipt from the UK tax authorities related to a tax reclaim that was the main reason for an inflow of $18.6 million in the tax creditor. In the second quarter of 2005 there was a large tax payment relating to prior periods which resulted in the significant $15.0 million outflow.

The $8.6 million inflow in investing activities primarily represents disposal proceeds of $9.7 million from the disposal of surplus real estate in the UK offset by prepaid disposal costs of $0.3 million. The disposal of a 20% stake in Deurex Micro Technologies GmbH resulted in an inflow of $2.6 million though this was more than off-set by capital expenditure in the first nine months of $3.4 million. In the corresponding period last year the $27.2 million outflow primarily related to the acquisition of Finetex Inc. ($21.2 million) and capital expenditure of $5.0 million.

The Company drew down an additional $18.0 million of revolving credit facility in the first nine months of 2006 and repaid a $10.0 million instalment on the term loan. The Company spent $14.7 million on the repurchase of stock under its stock repurchase program and raised $1.7 million by the issue of Treasury stock to holders of options who chose to exercise stock options.

$2.2 million of restricted cash was paid in the first nine months to September 30, 2006 in settlement of the first tranche of Aroma Fine Chemicals loan notes related to the purchase of that entity. As of September 30, 2006, the Company had $148.0 million of debt outstanding under its new senior credit facility agreement and was in compliance with all financial covenants therein.

The debt profile as of September 30, 2006, including the principal facility and other group debt, is set out below:

(millions of dollars)
2006	$2.3
2007	15.2
2008	19.8
2009	113.0

$150.3

Current portion of long-term debt	$(17.5)

Long-term debt, net of current portion	$132.8

On October 2, 2006 the Company paid a dividend of 8 cents per share to shareholders under the semi-annual program announced in 2002.

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

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the UK. The Company sells a range of Specialty Chemicals and Octane Additives to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business and legal risks inherent in non-US activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The Company believes that its political and economic risks are mitigated by the stability of the countries in which its largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report On Internal Control Over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management believes that at this time it is still not able to predict with any certainty how OFAC will calculate the number of possible violations of the CACR that may have occurred or the nature or amount of penalties to which the Company could be subject. First, while the Bycosin sales occurred within the last five years, virtually all of Innospec Limited’s TEL sales and transactions with Cuba occurred more than five years ago and, thus, may be outside the statute of limitations period established by the relevant laws. Second, OFAC’s penalty guidelines permit mitigation from the maximum penalty amount based on a company having made a voluntary disclosure. However, at this time, it is not possible to determine whether OFAC will agree that the

Company should qualify for mitigation because of its voluntary disclosure. Third, the regulations do not indicate what approach OFAC might take in regards to assessing penalties against a company whose options for extricating its foreign subsidiaries from the commercial relationships with Cuba were limited by the Council Regulation No. 2271/96 adopted by the Council of the European Union and the Mexican blocking measures. Thus, we cannot speculate as to how OFAC might characterize these possible violations nor can we predict the timing of further developments or the final outcome of the voluntary disclosure to OFAC. Management believes that if the Company or its subsidiaries were found not to have complied with the CACR for past activities, the Company could be subject to fines or other civil or criminal penalties which could be material, and the Company’s reputation could be damaged. In addition, actual or potential investors that object to the Company’s former arrangements and contracts involving Cuba may adversely affect the price of the Company’s shares by disposing of or deciding not to purchase the Company’s shares.

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

Patent actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial condition or results of the Company.

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

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation. This dispute is the subject of arbitration proceedings in the London Court of International Arbitration (“LCIA”). Pursuant to these proceedings, an interim order was made on September 29, 2006 requiring Ethyl to pay the increased price claimed by the Company into an escrow account pending final determination of the arbitration. The difference in prices that the Company is claiming is equivalent to approximately $3 million on an annualized basis.

The Company has also issued proceedings in the LCIA against Ethyl regarding its marketing agreements for the supply of TEL covering the rest of the world. The Company and Ethyl are parties to certain exclusive marketing agreements governing the global marketing and sale of TEL, except in North America. One obligation on both parties is to refrain from conducting any business in their own interests that might defeat or damage the purpose of these agreements. The Company believes Ethyl has breached this duty by actively marketing and selling an alternative product. As a result, the Company is claiming damages in excess of $40 million, as well as the right to terminate these agreements.

The Company is confident in its position on these matters and believes that it will prevail. Regardless of the outcome, the Company does not believe that the disputes will have a material effect on the financial condition or results of the Company.

ITEM 1a	Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes for the quarter ended September 30, 2006 from the risk factors disclosed in the 2005 Annual Report on Form 10-K.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows purchases of equity securities by the issuer or affiliated purchasers during the second quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31	135,417	$24.84	135,417	$2.1 million
August 1—August 31	22,734	$23.92	22,734	$1.6 million
September 1—September 30	40,186	$27.90	40,186	$0.5 million
Total	198,337	$26.15	198,337	$0.5 million

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

On August 18, 2006 the Company announced that the board of directors of Innospec Inc. had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase an additional $2.0 million of Innospec’s shares. This plan commenced on August 28, 2006 and completed on October 17, 2006.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters To a Vote of Security Holders

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

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

Date: November 8, 2006	By	/s/ PAUL W. JENNINGS
Paul W. Jennings President and Chief Executive Officer

Date: November 8, 2006	By	/S/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer