Form 10-K
period 2006-12-31
INNOSPEC INC.
filed 2007-03-16
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number  1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Innospec Manufacturing Park Oil Sites Road Ellesmere Port Cheshire United Kingdom	CH65 4EY
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-44-151-355-3611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

Securities registered pursuant to Section 12 (g) of the Act:    Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes
No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes
No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	X
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b – 2 of the Act).

Large accelerated filer
Accelerated filer	X
Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes
No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2006) was approximately $135 million, based on the closing price of the common shares on the NASDAQ Stock Market on June 30, 2006. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 12, 2007, 11,917,461 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, the outcome of the Company’s disputes with Ethyl and the impact on the Company’s tetra ethyl lead business related thereto, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

General

Innospec Inc. is a Delaware corporation.

On March 21, 2006 the listing of the Company’s common stock was transferred from the New York Stock Exchange (“NYSE”) to the Nasdaq Stock Market (“NASDAQ”).

The Company changed its name from Octel Corp. to Innospec Inc. on January 30, 2006.

Until May 22, 1998, the Company had been a wholly owned subsidiary of Chemtura Corporation, previously known as Great Lakes Chemical Corporation (“GLCC”), a Delaware corporation. On May 22, 1998, GLCC consummated the spin-off of its petroleum additives business by distributing shares in the Company to the stockholders of GLCC.

Description of the Business

The Company develops, manufactures, blends and delivers fuel additives and other specialty chemicals. The Company serves global markets in the Americas, Europe, the Middle East, Africa and Asia Pacific. Its products are sold primarily to oil refineries and other chemical and industrial companies.

Segmental Information

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business operates in markets which are mature with generally declining demand.

Fuel Specialties

The Fuel Specialties business develops, manufactures, blends and delivers a range of specialty chemical products used as additives to a wide range of fuels. The business specializes in supplying fuel additives that help improve fuel efficiency, boost engine performance and reduce harmful emissions. The business’s products are used in the efficient operation of automotive, marine and aviation engines, power station generators, and heating and diesel particulate filter systems.

Historically the business has grown through a program of mergers and acquisitions. This program has included the establishment in 1999 of a 50% owned joint venture with Starreon

LLC to sell fuel additives in the USA and the subsequent acquisition of the remaining 50% of that joint venture in July 2004. In November 2004, the Company disposed of certain manufacturing and other assets held by our Swedish subsidiary, Innospec Bycosin AB. The Company has also established a joint venture in Valvemaster® Limited.

More recently growth has been driven by new product development to address what we believe are the key drivers to demand for fuel additives. These key drivers are legislation, population affluence, and energy price and availability.

Performance Chemicals

The Performance Chemicals business includes a range of companies who manufacture performance chemicals used in a wide range of industrial processes and everyday products. Our products range from the well-known Finetex brands of surfactants and emollients to numerous synthetic aromas, including the widely used synthetic Lilestralis® fragrance. We also manufacture Octaquest®, a biodegradable chelating agent, Octastat®, the anti-static additive, and the successful Leuna Polymer branded waxes.

These additives are used in the manufacture of such items as personal care products through to household detergents and crop protection chemicals. They are also used in the manufacture of plastics, paper and in the metal plating and oil industries. Many of our additives are key ingredients in our customers’ products, improving performance and differentiating the customer’s product from its competitors. Other additives are designed to provide specific solutions to common manufacturing problems such as static build up during certain industrial processes.

Historically the business has grown through a program of mergers and acquisitions. This program has included the acquisition of Finetex, Inc. in January 2005, Aroma & Fine Chemicals Limited in August 2004 and Leuna Polymer GmbH in June 2004. In December 2005, the Company disposed of two non-core businesses, Octel Performance Chemicals Inc. and the Gamlen Industries SA waste water treatment business. Effective January 1, 2007 the businesses of Finetex, Inc. and ProChem Chemicals, Inc. were merged into Innospec Performance Chemicals U.S. Co. in order to realize potential significant benefits from their complementary areas of expertise and competency.

The Performance Chemicals focus going forward is to develop high performance products from its technology base complemented by selective acquisitions to achieve critical mass in a number of markets.

Octane Additives

The Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”). The Octane Additives business comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business.

TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid reducing engine wear. Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a general rate of decline in volume terms in the last few years of between 10% and 25% per annum. The decline experienced in 2006 was greater than this general range due to the decision of South Africa to exit the market for use of TEL in automotive gasoline from that start of 2006.

The Company intends to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Our environmental remediation business assists customers to manage the clean up of the associated redundant plants as refineries make the change to unleaded fuel.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. Our major purchases are ethylene, sodium, lead, cetane number improvers, ethyl chloride, various solvents and dibromoethane.

These purchases account for a substantial portion of the Company’s manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. We use long-term contracts (generally with fixed prices and escalation terms) to help ensure availability, continuity of supply and manage the risk of price increases.

The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and adjust our procurement strategies as we deem appropriate.

Intellectual Property

Our intellectual property, including trademarks, patents and licences, forms a significant part of the Company’s competitive strengths particularly in the Fuel Specialties and Performance Chemicals businesses. The Company does not however consider its business as a whole to be dependent on any one trademark, patent or licence.

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents were developed by the Company and, subject to maintenance obligations including the payment of renewal fees, have at least ten years’ life remaining.

The Company also holds a license for the manufacture of fuel detergents. The trade mark Innospec and the Innospec device in Classes 1, 2 and 4 of the “International Classification of

Goods and Services for the Purposes of the Registration of Marks” is registered in all countries/jurisdictions in which it has a significant market presence. The Company also has trademark registrations for Octaquest® in all countries/jurisdictions in which it has a significant market presence.

Innospec International Limited, a subsidiary of the Company, has trademarks for Stadis®, a conductivity improver, and Ocenol®, an antifoam for refinery use. Innospec Limited, also a subsidiary of the Company, has trademarks for Valvemaster®, a valve seat recession additive.

We actively protect our inventions, new technologies, and product developments by filing patent business applications or maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement. We believe our patent position is strong, well managed, and sufficient for the conduct of our business.

Customers

Fuel Specialties

Our customers are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies that had fuel additives divisions providing supplies directly to their respective refinery customers. As a result of various corporate restructurings and arrangements, involving downstream refining and marketing operations, the tied supply arrangements between oil companies and their captive fuel additive divisions have been weakened. Accordingly, many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as us.

Performance Chemicals

Customers range from large multinationals and manufacturers of personal care and household products, to specialty chemical manufacturers operating in niche industries.

Octane Additives

Sales of TEL for use in automotive gasoline are made principally to the retail refinery market which comprises independent, state or major oil company owned refineries located throughout the world. Selling prices to major customers are usually negotiated under long-term supply agreements with varying prices and terms of payment. Our environmental remediation business then serves these customers to manage the clean up of the associated redundant plants as refineries make the change to unleaded fuel.

In 2006 and 2005 no single customer accounted for more than 10% of net sales. In 2004 the Company had one significant customer in the Octane Additives business who accounted for $65.7 million (13%) of net sales. In the second quarter of 2005 this customer permanently left the market for TEL for use in automotive gasoline.

Competition

Fuel Specialties

The Fuel Specialties market is fragmented and characterized by a small number of competitors in each submarket. The competitors in each submarket differ with no one company holding a dominant position. We consider our competitive strengths to be our strong technical development capacity, independence from major oil companies and strong long-term relationships with refinery customers.

Performance Chemicals

We operate in a number of performance chemical market niches. Accordingly, there are a plethora of competitors who also operate in some but not all of these markets.

Octane Additives

The Octane Additives business is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The business therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

Agreements with Ethyl Corporation

Innospec supplies TEL to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation, on a wholesale basis under a long-term supply agreement for resale to customers in the United States.

On October 1, 1998, the Company entered into sales and marketing agreements with Ethyl to market and sell TEL in all areas of the world except North America and the European Economic Area for the period lasting until December 31, 2009, subject to renewal thereafter. All marketing and sales effort made under the arrangement is made in the name of Innospec. Innospec continues to produce all TEL marketed under the agreements and also provide marketing and other services. Ethyl continues to provide marketing and other services. The net proceeds under the agreements are paid to Innospec and Ethyl as compensation for services and are based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided. This relationship was extended effective January 1, 2000 when OBOAdler entered into a similar agreement. Effective July 1, 2001 Ethyl agreed to participate in the Veritel agreement (see Note 10 of the Notes to the Consolidated Financial Statements) and the scope of the agreements was extended to include the European Economic Area. For a discussion of litigation between Ethyl and the Company, see “Legal Proceedings” below.

Research, Development and Testing

Research, development and testing (“R&D”) provide the basis for the growth of our Fuel Specialties and Performance Chemicals businesses. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations for these. Technical support is provided for all of our businesses, including Octane Additives, to assure total customer satisfaction.

The Company’s principal research and development facilities are located in Ellesmere Port, U.K. Expenditures to support research, product/application development and technical support services to customers were $11.1 million, $11.2 million, and $10.1 million in 2006, 2005, and 2004, respectively.

The Company considers that its strong technical capability provides it with a significant competitive advantage. In the last three years, the Fuel Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Octaquest®, a chelating agent, enabled the Company to enter into a new market in the performance chemicals area.

Health, Safety and Environmental Matters

The Company is subject to environmental laws in all of the countries in which it does business. The principal environmental laws to which the Company is subject to in the U.K. are the Environmental Protection Act 1990, the Water Resources Act 1991, the Health and Safety at Work Act 1974 and regulations and amendments thereto. Management believes that the Company is in material compliance with all applicable environmental laws and has made appropriate provision for the continued costs of compliance with environmental laws. Nevertheless, there can be no assurance that changes in existing environmental laws, or the discovery of additional liabilities associated with the Company’s current or former operations, will not have a material adverse effect on the Company’s business, results of operations or financial position.

The principal sites giving rise to environmental remediation liabilities are the former Octane Additives manufacturing sites at Paimboeuf in France, Doberitz and Biebesheim in Germany, together with the Ellesmere Port site in the U.K., which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf, Doberitz and Biebesheim. At Ellesmere Port there is a continuing remediation program related to those manufacturing units that have been closed. The Company regularly reviews the future costs of remediation and the current estimate is reflected in Note 13 of the Notes to the Consolidated Financial Statements.

The Company records environmental liabilities relating to the retirement of assets and environmental clean up when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgement by management.

Human Resources

The Company’s workforce at December 31, 2006 consisted of 774 employees, of which 377 were in the U.K. Approximately 40% of the Company’s employees in the U.K. are represented by unions, including the Transport and General Workers Union and AMICUS.

The Company has in place an employee communication program to help its employees understand the business issues surrounding the Company, the corporate restructuring that has been implemented to respond to declining TEL demand and to the developing Fuel Specialties and Performance Chemicals businesses. Regular briefings are conducted by the CEO and line managers where Company-wide and departmental issues are discussed. More formal communication takes place with the trade unions recognized by the Company for negotiating and consultative purposes.

Available Information

We file with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and other documents. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, United States of America. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information that registrants, including the Company, file electronically with the SEC.

Our corporate website is www.innospecinc.com. We make available, free of charge, on or through this website our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, Innospec’s Corporate Governance Guidelines, Code of Ethics and Director Independence standards, and the written charters for the committees of Innospec’s Board of Directors are available on this website under “About Us – Corporate Governance” and in print upon request by writing to: Corporate Secretary, Innospec Inc., Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, United Kingdom, CH65 4EY.

None of the above available information forms part of this filing on Form 10-K, unless specifically incorporated by reference elsewhere in this Form 10-K.

Item 1A	Risk Factors

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those experienced or implied by forward-looking statements made in this Annual Report on Form 10-K.

Investing in our securities involves risks and accordingly investors should carefully evaluate these risks including the factors discussed below before deciding to invest in our securities.

Competition and market conditions may adversely affect our operating results.

Certain product lines and markets in which the Company’s businesses operate are subject to significant competition. The Company competes on the basis of a number of factors including,

but not limited to, product quality and properties, customer relationships and service, and regulatory and toxicological expertise. For some products the competitors are larger than us and may have greater access to financial, technological and other resources. As a result these competitors may be able to better withstand a change in conditions within the industries in which the Company operates, a change in the prices of raw materials or a change in global economic conditions. Competitors may be able to introduce new products with enhanced features that may cause a decline in the demand and sales of the Company’s products. Consolidation of customers or competitors in the market areas in which the Company operates may cause a loss of market share for the Company’s products or place downward pressure on prices. Any of these risks could negatively impact our future revenues, gross margins and cash flows from operating activities.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant price instability. These fluctuations in price can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand over which we have no or little control. Innospec does not typically enter into hedging arrangements with respect to raw materials, chemicals or energy costs. Should costs of raw materials, chemicals or energy increase, and should Innospec’s businesses not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be negatively impacted. Should raw material prices increase significantly, then the Company’s need for working capital could increase which would negatively impact cash flows from operating activities.

A disruption in the supply of raw materials or transportation services would have a material adverse effect on our results of operations.

The chemical industry and transportation industry are in a situation where the supply and demand of both transportation services and the supply and demand of raw materials are in balance. Any significant disruption in supply could affect our ability to obtain raw materials or transportation services. This could negatively impact our results of operations, financial position and cash flows from operating activities.

We could be adversely affected by technological changes in our industry.

Our ability to maintain or enhance our technological capabilities, develop and market products and applications that meet changing customer requirements, and successfully anticipate or respond to technological changes in a cost effective and timely manner will likely impact our future business success. Technological changes in some or all of our customers’ products or processes may make our products obsolete and accordingly adversely impact our results of operations, financial position and cash flows.

Our Octane Additives business will continue to decline.

Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a general rate of decline in volume terms in recent years of between 10% and 25% per annum. The predicted remaining sales of the Octane Additives business are now concentrated in a relatively small number of customers and may decline with unpredictable volatility and severity. Should one or more of these customers choose for economic, environmental, political or other reasons to cease using TEL as an octane enhancer earlier than has been anticipated, then the Company’s future operating income and cash flows from operating activities would be negatively impacted. There could also be an accelerated write-off of Octane Additives business goodwill as the forecast discounted cash flows from that business would be reduced. The Company anticipates that eventually all countries in the world will stop the use of TEL in automotive gasoline. The Company expects that it will cease all sales of TEL for use in automotive gasoline at some time in the future.

We face risks related to our foreign operations that may negatively affect our business.

We serve global markets and accordingly operate in some countries which do not have stable economies or governments. Specifically, we trade in countries experiencing political and economic instability in the Middle East and Asia Pacific. Our international operations are subject to international business risks including, but not limited to, unsettled political conditions, expropriation, import and export restrictions, exchange controls, national and regional labor strikes, taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. The occurrence of any, or a combination, of these events could negatively impact our results of operations, financial position and cash flows from operating activities.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

The Company generates revenues and incurs operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of some of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent such figures reflect the inclusion of foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements, as well as our results of operations.

The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro and British pound sterling. The Company cannot accurately predict the nature or extent of future exchange rate variability. While the Company takes steps to manage currency exposure by entering into hedging transactions, this cannot eliminate all exposure to future exchange rate variability. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future, which could materially impact our results of operations and financial position.

Failure to protect our intellectual property rights could adversely affect our future performance and cash flows.

Our intellectual property, including trademarks, patents and licences, forms a significant part of the Company’s competitive strengths. We therefore depend on our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to do so may result in the loss of valuable technologies, or our having to pay other companies for infringing their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending these claims, which may cause our customers to switch to our competitors. The occurrence of any, or a combination, of these events could negatively impact our results of operations, financial position and cash flows from operating activities.

We are subject to extensive government regulation.

We are subject to regulation by local, state, federal and foreign governmental authorities. In some circumstances these authorities must approve our products, manufacturing processes and facilities before we may sell certain products. Many of the Company’s products are required to be registered with the U.S. Environmental Protection Agency (“EPA”) and with comparable governmental agencies elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by governmental authorities including the requirement to produce product data.

In order to obtain regulatory approval of certain new products we must, amongst other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses, and that we are capable of manufacturing the product in accordance with current regulations. This approval process can be costly, time consuming, and subject to unanticipated and significant delays. Accordingly, there can be no assurance that approvals will be granted on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate income from those products.

New laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. The European Union has approved additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) which requires most of the Company’s products to be registered with EU Authorities. Under this legislation the Company has to demonstrate the continuing safety of its products. During this registration period the Company will incur expense to test and register its products. The Company estimates that the cost of complying with REACH will be no more than $5 million incurred over the next 3 to 5 year period. While the Company expects that its products will be approved for registration after testing it is possible that certain products may not be registered if the test data proves unsatisfactory. In such an outcome some of the Company’s products may be restricted or prohibited in the EU. This could have a material impact on our results of operations, financial position or cash flows.

The Company is currently the subject of an inquiry by the SEC into potential violations of federal securities law as a result of transactions conducted by the Company’s wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH, under the United Nations Oil for Food Program. Separately, the Company has made a voluntary disclosure to U.S. Office of Foreign Assets Control (“OFAC”) regarding dealings with Cuba by certain of the Company’s current and former subsidiaries. The Company has made provision for legal expenses and potential penalties in respect of these matters to the extent this is feasible. However should the Company’s estimates prove to be inadequate then this could have a material impact upon the Company’s operating income and cash flows from operating activities.

Legal proceedings and other claims, including proceedings against Ethyl, could impose substantial costs on us.

We are occasionally involved in legal proceedings that result from, and are incidental to, the conduct of our business, including product liability claims. We have insurance coverage to mitigate any potential damages in any such proceedings, however if our insurance did not cover such claims, then this could have a material adverse effect on our results of operations, financial position and cash flows.

Additionally, we are involved in a number of arbitrations in the London Court of International Arbitration against Ethyl. In the first of these proceedings, which relate to supplies of TEL to the United States, we are seeking to increase the price of TEL charged to Ethyl. In the further arbitration proceedings, we are seeking to terminate the sales and marketing agreements governing the global sales and marketing of TEL outside North America. We are additionally claiming in excess of $40 million damages because we believe Ethyl has violated the agreements. We remain confident in our position, however costs may be substantial, although we do not believe they will have a material adverse effect on our results of operations, financial position and cash flows.

Environmental matters could have a substantial negative impact on our results of operations.

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

The Company further anticipates that certain production facilities may cease production in the medium to long-term. On closure of some of these production operations in the future, the Company expects to be subject to environmental laws that will require production facilities to be safely decommissioned and a degree of environmental remediation to be undertaken. The degree of environmental remediation will depend upon the plans for the future use of the operating sites that are affected and the environmental legislation in force at the time. The Company has currently made a decommissioning and remediation provision based on the Company’s current obligations, the current plans for those sites and current environmental legislation. Should the Company’s future plans for the sites change or should environmental legislation change then these provisions may prove inadequate and this will have a negative impact on future operating income and cash flows from operating activities.

The terms of our credit agreements may restrict our ability to incur additional indebtedness or to otherwise expand our business.

The Company’s existing credit facilities contain restrictive clauses which may constrain our activities and limit our operational and financial flexibility. These clauses limit our ability, among other matters, to increase indebtedness, use assets as security in other transactions, dispose of assets, acquire assets or investments, and pay dividends or repurchase common stock.

The current credit facilities require the Company to meet certain financial ratios including net debt to EBITDA (as defined in the credit facility) and net interest expense to EBITA (as defined in the credit facility). The ability to meet these financial covenants depends upon the future operating performance of the businesses. If the Company fails to meet target covenants then it would be in technical default on the borrowing facility and the maturity of the outstanding debt could be accelerated unless it were able to obtain waivers from the lenders.

The Company expects to need to refinance some of the existing debt at the end of the remaining two and a half year term of the current borrowing facility. Should the Company not be able to secure refinancing on satisfactory terms at that point this may adversely impact continuing operations.

Our business is subject to the risk of production or transportation interruptions, the occurrence of any of which would adversely affect our results of operations.

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, explosions, mechanical failure, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent production cessation. Any, or a combination, of these factors could negatively impact our results of operations, financial position and cash flows from operating activities.

We may be required to make additional contributions to the defined benefit pension scheme that we operate in the United Kingdom.

The Company operates a contributory defined benefit plan in the United Kingdom. The plan is closed to new entrants, without trustee discretion, but has a large number of deferred and current pensioners. Should future investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then the Company may be required to make additional cash contributions. This could have a material impact on future operating income and cash flows from operating activities.

Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have a negative impact on our business.

Chemical related assets, and United States corporations such as ourselves, may be at greater risk of future terrorist attacks than other possible targets in the United States, United Kingdom and throughout the world. The occurrence of such events cannot be predicted though they can be expected to continue to negatively impact the economy in general and our specific markets. The resulting damage from such an event could include loss of life, property damage or site closure. Any, or a combination, of these factors could negatively impact our results of operations, financial position and cash flows from operating activities.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Business and Business Segment	Operations

Newark, Delaware, U.S. (1)	Innospec Inc. – Corporate	Corporate Headquarters
Ellesmere Port, U.K.	Innospec Inc. and Innospec Limited – Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Manufacturing/Administration Research & Development Fuel Technology Center
Widnes, U.K.	Aroma Fine Chemicals Limited – Performance Chemicals	Manufacturing/Administration
Herne, Germany (1)	Innospec Deutschland GmbH – Fuel Specialties	Manufacturing/Administration
Leuna, Germany	Innospec Leuna GmbH – Fuel Specialties and Performance Chemicals	Manufacturing/Administration
Vernon, France	Innospec France SA – Fuel Specialties	Manufacturing/Administration
Zug, Switzerland (1)	Alcor Chemie Vertriebs GmbH – Octane Additives	Sales/Administration
Littleton, Colorado (1)	Innospec Fuel Specialties LLC – Fuel Specialties	Sales/Administration
High Point, North Carolina (1)	Innospec Performance Chemicals U.S. Co. – Performance Chemicals	Manufacturing/Administration
Spencer, North Carolina (1)	Innospec Performance Chemicals U.S. Co. – Performance Chemicals	Manufacturing/Administration
(1)	Leased property

The headquarters of Innospec Inc. is located at 220 Continental Drive, Newark, DE 19713.

Production Capacity

We believe that our plants and supply agreements are sufficient to meet expected future sales levels. Operating rates of the plants are generally flexible and varied with product mix and normal sales swings. Specifically, we believe our Octane Additives manufacturing site at Ellesmere Port, U.K. can be managed in a flexible and cost effective manner in order to meet anticipated future demand. We believe that all of our facilities are well maintained and in good operating condition.

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

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. The Company conducted an internal review of such transactions and activities and, in March 2005, disclosed to OFAC the preliminary results of such review. Thereafter, OFAC requested certain additional information relating to the Bycosin disclosure, and, in May 2005, the Company provided OFAC with such additional information. During the course of its internal review, the Company obtained additional details relating to the previously disclosed Bycosin business and information concerning a series of unrelated transactions involving the sale of TEL by its subsidiary The Associated Octel Company Limited (now known as Innospec Limited) to a Cuban entity. Such sales of TEL ended in 1999. The Company informed OFAC of its receipt of this additional information in June 2005. On January 27, 2006, the Company submitted additional information to OFAC regarding this matter. The Company’s internal review identified, among other things, that: (i) Bycosin’s non-U.S. subsidiaries maintained an office in Cuba from which they conducted their fuel additive sales, and other related activities; (ii) Innospec Limited employees travelled to Cuba for business-related purposes with respect to the Bycosin sales on two occasions and consulted with representatives of Bycosin’s non-U.S. subsidiaries regarding substantial contracts with the Cuban customers; (iii) Gamlen Industries, S.A., a French company and an indirect subsidiary of the Company, sold fuel additive products to a

Bycosin subsidiary that were delivered to a Cuban customer on four occasions; (iv) Innospec Limited was involved in the direct and indirect sale of TEL products to one principal Cuban customer between 1991 and 1999, and, although the last sale of TEL was in April 1999, certain ancillary aspects primarily related to discontinuing these commercial relationships continued until January 2002 and (v) the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-U.S. subsidiaries since January 1999 is approximately $26.6 million. The Company is continuing to cooperate on a voluntary basis with OFAC’s review of its voluntary disclosure.

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

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporation Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter to OGSR on December 14, 2005 and continued to be in correspondence with OGSR, regarding the submission of further information concerning its voluntary disclosure to OFAC during 2006. On November 13, 2006 the OGSR confirmed to the Company that it has no further comments on the Company’s disclosure in this matter.

Patent actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial position or results of operations of the Company.

Oil For Food

On February 7, 2006, the SEC notified the Company that it had commenced an inquiry to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program between June 1, 1999 and December 31, 2003. As part of its inquiry, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. The Company, and its officers and directors, are cooperating with the SEC inquiry. At this time, management is not able to predict whether the SEC will seek to impose any fines or penalties in this matter if the Company or its subsidiaries is found not to have complied with the relevant laws.

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation. This dispute is the subject of arbitration proceedings in the London Court of International Arbitration (“LCIA”). Pursuant to these proceedings, an interim order was made on September 29, 2006 requiring Ethyl to pay the increased price claimed by the Company into an escrow account pending final determination of the arbitration. The difference in prices that the Company is claiming is equivalent to approximately $3 million on an annualized basis. At December 31, 2006, Ethyl had placed approximately $1.7 million into the escrow account in respect of TEL product supplied by us during the nine months ended September 30, 2006.

The Company has also commenced proceedings in the LCIA against Ethyl regarding its marketing agreements for the supply of TEL covering the rest of the world. The Company and Ethyl are parties to certain exclusive marketing agreements governing the global marketing and sale of TEL, except in North America. One obligation on both parties is to refrain from conducting any business in their own interests that might defeat or damage the purpose of these agreements. The Company believes Ethyl has breached this duty by actively marketing and selling an alternative product. As a result, the Company is claiming damages in excess of $40 million, as well as the right to terminate these agreements.

The Company is confident in its position on these matters and believes that it will prevail. Regardless of the outcome, the Company does not believe that the disputes will have a material adverse effect on the financial position or results of operations of the Company.

Other Matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including product liability claims. At December 31, 2006 the only claim of any potential consequence, in which we are involved, is a potential claim, which could total up to approximately $4 million, indicated by one customer that we supplied them with products that did not meet their specifications. We have denied such claim and to date legal proceedings have not been issued. Whilst it is not possible to predict the outcome of such a matter we are confident in our position. In addition, we have insurance coverage to mitigate any potential damages.

Except as described above, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

Item 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on NASDAQ (symbol – IOSP). As of March 12, 2007 there were approximately 1,627 registered holders of the common stock. The following table shows the high and low prices of our common stock for each of the last eight quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
High	$26.10	$27.21	$30.14	$48.40
Low	$16.76	$22.87	$22.42	$29.39

2005
High	$20.52	$19.77	$18.79	$17.80
Low	$17.90	$15.43	$16.05	$14.60

Dividends

In line with its policy of semi-annual consideration of a dividend the Company declared the following cash dividends for the two years ended December 31, 2006.

Date declared	Stockholders of record	Date paid	Amount per share

February 4, 2005	February 18, 2005	April 1, 2005	7 cents

August 12, 2005	August 31, 2005	September 30, 2005	7 cents

February 16, 2006	February 23, 2006	April 1, 2006	8 cents

August 18, 2006	September 1, 2006	October 1, 2006	8 cents

In addition, on February 26, 2007 the Company announced that its Board of Directors had declared a semi-annual dividend of 9 cents per share payable on April 2, 2007 to stockholders of record as of March 5, 2007.

The refinancing facility entered into on December 13, 2005 allows a maximum dividend of $2.5 million per annum in 2005, plus 10% annual growth thereafter, provided that no default has occurred or would result from such payment. The Company may repurchase its own common stock provided that this will not affect compliance with the financial covenants in the facility.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward	—	—	—	0.3
December 4 additional approval	—	—	—	20.0
October 1 - October 31	26,831	29.85	26,831	(0.8)
November 1 - November 30	—	—	—	—
December 1 - December 31	2,947	44.07	2,947	(0.1)
Total	29,778	31.52	29,778	19.4

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

On May 1, 2006 the Board of Directors of Innospec Inc. confirmed that the amount outstanding under approved share buyback programs, all of which had no expiration date, was $11.9 million at March 31, 2006.

On May 2, 2006 the Company announced that the Board of Directors of Innospec Inc. had authorized a further stock re-purchase plan. The plan commenced on May 8, 2006 and completed on July 26, 2006. Under that plan the Company had the ability to re-purchase up to 420,000 shares of common stock.

On August 18, 2006 the Company announced that the Board of Directors of Innospec Inc. had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase an additional $2.0 million of common stock. This plan commenced on August 28, 2006 and completed on October 17, 2006.

On December 4, 2006 the Company announced that the Board of Directors of Innospec Inc. had authorized the repurchase of up to $20.0 million of common stock, dependent on market conditions, and a further stock re-purchase plan under Rule 10b5-1 to repurchase an additional $2.5 million of common stock. This plan commenced on December 5, 2006 and completed on February 9, 2007.

On February 26, 2007 the Company announced that the Board of Directors of Innospec Inc. had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $5.0 million of common stock. This plan commenced on February 28, 2007 and is scheduled to complete on May 4, 2007.

The Company has authorized securities for issuance under equity compensation plans. The information contained in Item 12 under the heading “Shares Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

The Company has not, within the last three years, made any sales of unregistered securities.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(dollar amounts in millions except per share figures)	2006 (1)	2005 (1) (2)	2004 (1) (2)	2003 (1) (2)	2002
Summary of performance
Net sales (3)	$532.1	$564.8	$496.9	$471.8	$467.8
Impairment of Octane Additives business goodwill	(36.7)	(134.4)	(40.7)	—	—
Operating income/(loss)	31.9	(97.7)	41.7	97.9	89.7
Income/(loss) before income taxes and minority interest	31.9	(117.9)	34.0	81.6	77.6
Minority interest	(0.1)	(0.2)	(2.0)	(4.3)	(3.0)
Income taxes	(20.4)	(4.2)	(20.1)	(23.2)	(23.0)
Income/(loss) after income taxes from continuing operations	11.4	(122.3)	11.9	54.1	51.6
Net income/(loss)	11.4	(123.7)	6.2	51.8	52.1
Net cash provided by operating activities	36.4	43.8	62.4	85.2	100.0

Financial position at year end
Working capital (4)	97.9	52.7	54.5	36.1	40.8
Total assets	569.0	675.3	790.6	741.6	747.8
Long-term debt (including current portion)	148.1	144.6	124.3	104.6	159.2
Stockholders’ equity	$225.0	$314.4	$445.8	$430.2	$362.5

Financial ratios
Net income/(loss) as a percent of sales	2.1	(21.9)	1.2	11.0	11.1
Effective income tax rate as a percent (5)	64.2	(3.5)	62.8	30.0	30.8
Current ratio (6)	2.1	1.7	1.2	1.6	0.9

Share data
Earnings per share
– Basic	0.94	(10.00)	0.50	4.34	4.41
– Fully diluted	0.90	(10.00)	0.48	4.13	4.15
Earnings per share from continuing operations
– Basic	0.94	(9.89)	0.96	4.53	4.36
– Fully diluted	0.90	(9.89)	0.92	4.31	4.11
Dividend paid per share	0.16	0.14	0.12	0.05	0.05
Shares outstanding (basic, thousands)
– At year end	11,903	12,325	12,337	12,059	11,843
– Average during year	12,071	12,368	12,345	11,925	11,817
Stock price
– High	48.40	20.52	32.00	20.48	26.09
– Low	16.76	14.60	18.62	12.56	15.80
– At year end	46.55	16.27	20.81	19.69	15.80
(1)	From January 1, 2002, the amortization of goodwill ceased in accordance with FAS 142.
(2)	2005, 2004, 2003 and 2002 comparatives have been restated in order to reflect discontinued operations.

(3)	Net sales have been revised in order to reflect the revised classification of certain shipping and handling costs and commission charges.
(4)	Working capital comprises accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities.
(5)	The effective tax rate is calculated as a percentage of income before income taxes.
(6)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY (UNAUDITED) (see Note 3 below)

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006

Net sales	$124.3	$119.4	$143.7	$144.7
Gross profit	46.5	42.1	51.6	46.5
Operating income	6.6	3.9	19.8	1.6
Net income/(loss)	0.6	1.0	10.5	(0.7)
Net cash (used)/provided by operating activities	$(7.7)	$8.4	$19.6	$16.1
Per common share:
Earnings/(loss) – basic	$0.05	$0.08	$0.88	$(0.06)
– fully diluted (1)	$0.05	$0.08	$0.84	$(0.06)

2005

Net sales	$142.3	$134.8	$143.5	$144.2
Gross profit	52.9	47.7	48.5	51.0
Operating income/(loss) (2)	1.0	(99.2)	1.1	(0.6)
Net (loss)/income	(2.4)	(104.8)	(9.1)	(7.4)
Net cash provided by operating activities	$10.3	$(13.9)	$19.5	$27.9
Per common share:
Loss – basic	$(0.19)	$(8.46)	$(0.74)	$(0.61)
– fully diluted	$(0.19)	$(8.46)	$(0.74)	$(0.61)

NOTES

(1)	In view of the fact that a net loss of $0.7 million was made in the fourth quarter, 2006, the basic and fully diluted loss per common share are the same for that quarter. However, on an annual basis the fully diluted earnings per common share was $0.90, meaning that effectively the impact of the fourth quarter loss on fully diluted earnings was a loss of $0.07.

(2)	The figures for 2005 have been restated in order to reflect discontinued operations. This had no impact on cash flows.

(3)

During the final quarter, 2006, the Company revised the classification of certain shipping and handling costs and commission charges in its results for 2006 and comparable information for 2005 and 2004. Previously, these charges were netted off sales and are now charged to cost of goods sold and selling expenses, respectively. This has no impact on 2006 or any prior periods’ reported income before income taxes, net income, earnings per share, net cash provided by operating activities or any balance sheet category. The classification of charges of $28.6 million and $37.1 million for the years ended December 31, 2006 and 2005, respectively, (1) with respect to shipping and handling costs has been revised from a reduction in net sales to an increase in costs of goods sold of $23.1 million and $26.5 million, respectively, and (2) with respect to commission charges has been revised from a reduction in net sales to an increase in selling expenses of $5.5 million and $10.6 million, respectively. The impact on net sales, gross profit and selling, general and administrative expenses for the previously reported quarters, and the 2006 fourth quarter, during the two years ended December 31, 2006 is provided below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2006
Previously reported:

(in millions)
Net sales	$117.9	$112.9	$135.5	$137.2	$503.5
Gross profit	$45.5	$41.0	$49.5	$45.2	$181.2
SG&A expenses	$(21.1)	$(21.0)	$(22.2)	$(29.2)	$(93.5)

Revised classification:

(in millions)
Net sales	$124.3	$119.4	$143.7	$144.7	$532.1
Gross profit	$46.5	$42.1	$51.6	$46.5	$186.7
SG&A expenses	$(22.1)	$(22.1)	$(24.3)	$(30.5)	$(99.0)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year 2005
Previously reported:

(in millions)
Net sales	$133.2	$125.8	$133.0	$135.7	$527.7
Gross profit	$50.2	$45.8	$45.0	$48.5	$189.5
SG&A expenses	$(25.8)	$(24.9)	$(20.1)	$(26.8)	$(97.6)

Revised classification:
Net sales	$142.3	$134.8	$143.5	$144.2	$564.8
Gross profit	$52.9	$47.7	$48.5	$51.0	$200.1
SG&A expenses	$(28.5)	$(26.8)	$(23.6)	$(29.3)	$(108.2)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated Financial Statements and the notes thereto, included elsewhere herein.

FACTORS AFFECTING OUR RESULTS

The primary factor affecting our results of operations is the continuing transformation of the Company’s business from one which was focused on Octane Additives to one in which the Fuel Specialties and Performance Chemicals segments play an increasingly predominant role. For the year ended December 31, 2006, the combined operating income of the Fuel Specialties and Performance Chemicals segments of our business rose 89%, as compared with the year ended December 31, 2005. By comparison, for the year ended December 31, 2006, operating income for the Octane Additives segment was $34.5 million, which represents a decline of approximately 50% from operating income for the Octane Additives segment of our business for the year ended December 31, 2005. We expect that the role of the Octane Additives segment of our business will continue to decline in the coming years. We expect that we will cease all sales of TEL for use in automotive gasoline at some time in the future, and that we will continue to write-off the business goodwill for our Octane Additives business until or prior to that point. The Company’s strategic plan is for the growth in the Fuel Specialties and Performance Chemicals segments to off-set the decline in the Octane Additives business.

Revision to Classification of Certain Items

During the final quarter, 2006, the Company revised the classification of certain shipping and handling costs and commission charges in its results for 2006 and comparable information for 2005 and 2004. Previously, these charges were netted off sales and are now charged to cost of goods sold and selling expenses, respectively. This has no impact on 2006 or any prior periods’ reported income before income taxes, net income, earnings per share, net cash provided by operating activities or any balance sheet category.

The classification of charges of $28.6 million, $37.1 million and $28.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, (1) with respect to shipping and handling costs has been revised from a reduction in net sales to an increase in costs of goods sold of $23.1 million, $26.5 million and $21.8 million, respectively, and (2) with respect to commission charges has been revised from a reduction in net sales to an increase in selling expenses of $5.5 million, $10.6 million and $7.0 million, respectively.

The Company undertook an analysis of the aggregate effect of these reclassifications on its gross margin for each of 2006, 2005 and 2004. As originally reported, gross margin for the year ended December 31, 2005 was 35.9%. After giving effect to the reclassifications, gross margin would decline by an absolute amount of 0.5 percentage points, to 35.4%, which represents a 1.3% reduction of the gross margin relative to what was originally reported. Similarly, for the year ended December 31, 2004, the gross margin after giving effect to the reclassifications declined from 44.0% to 42.9%, an absolute reduction of 1.1 percentage points, which represents a 2.6% reduction in gross margin relative to the gross margin under the originally reported financial statements.

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2006 compared to Fiscal 2005:

The following table showing operating income by reporting business, and also applies to the comparative results of operations in 2005 and 2004.

Product Group Data

(in millions)	2006	2005	2004
Net sales:
Fuel Specialties	$311.3	$257.1	$208.9
Performance Chemicals	120.4	109.4	48.6
Octane Additives	100.4	198.3	239.4

	$532.1	$564.8	$496.9

Gross profit:
Fuel Specialties	$106.2	$83.5	$70.1
Performance Chemicals	22.7	17.6	8.8
Octane Additives	57.8	99.0	134.1

	$186.7	$200.1	$213.0

Operating income:
Fuel Specialties	$45.7	$26.2	$20.8
Performance Chemicals	5.8	1.0	0.2
Octane Additives	34.5	69.2	104.4
FAS 87 pension (charge)/credit	—	(1.7)	2.7
Corporate costs	(22.1)	(26.7)	(33.0)
Restructuring charge	(4.5)	(31.3)	(8.3)
Impairment of Octane Additive business goodwill	(36.7)	(134.4)	(40.7)
Profit/(loss) on disposals (net)	9.2	—	(4.4)

Operating income/(loss)	$31.9	$(97.7)	$41.7

Net sales

(in millions)	2006	2005	Change
Fuel Specialties	$311.3	$257.1	$54.2	+21%
Performance Chemicals	120.4	109.4	11.0	+10%
Octane Additives	100.4	198.3	(97.9)	-49%

	$532.1	$564.8	$(32.7)	-6%

Fuel Specialties is now by far our largest business unit accounting for well over half of our revenues. The revenue increase of 21% achieved by this business unit was focused in the

Europe, Middle East and Africa (“EMEA”) region and the Americas region, which delivered revenue growth of 17% and 21%, respectively. There were also strong sales in the Asia Pacific (“ASPAC”) region which delivered revenue growth of 60% albeit from a much lower base. Americas sales were driven by our strong market-leading position in diesel fuel additives and the U.S. government’s adoption early in 2006 of new ultra low sulfur diesel regulations. Approximately half of the EMEA sales growth was due to a one-off contract with a single customer. The ASPAC growth was due to the benefit generated from customer contracts entered into early in 2006.

The Performance Chemicals sales growth in 2006 was spread across each of the individual operations which comprise this business. In absolute dollar terms however, the growth was focused in Aroma Fine Chemicals, our aroma fragrances business, and Finetex, our surfactants and emollients business. Aroma Fine Chemicals benefited from price increases throughout 2006 and greater production capacity which came on stream in the latter stages of the year. During 2006 Finetex leveraged its customer base to increase both sales prices and volumes across almost all of its product range.

The Octane Additives sales decline was limited to 49% in dollar terms despite volumes decreasing 63%. This was primarily due to the richer sales mix in 2006, compared to 2005, and moderate price increases achieved during 2006. Sales volumes were adversely impacted by South Africa leaving the market for TEL for use in automotive gasoline at the start of the year, and the absence in 2006 of significant shipments to South East Asia. However, sales to the Middle East in 2006 remained resilient.

In aggregate terms the sales decline was limited to $32.7 million (6%) as the combined sales growth of our Fuel Specialties and Performance Chemicals businesses of $65.2 million (18%) went a long way in mitigating the expected continued sales decline in our Octane Additives business.

Gross profit

(in millions)	2006	2005	Change
Fuel Specialties	$106.2	$83.5	$22.7	+27%
Performance Chemicals	22.7	17.6	5.1	+29%
Octane Additives	57.8	99.0	(41.2)	-42%

	$186.7	$200.1	$(13.4)	-7%

Gross margin (%)
Fuel Specialties	34.1	32.5	+1.6
Performance Chemicals	18.9	16.1	+2.8
Octane Additives	57.6	49.9	+7.7
Aggregate	35.1	35.4	-0.3

The 27% increase in gross profit generated by our Fuel Specialties business outstripped the 21% sales growth achieved due to improved margins. The increase of 1.6 percentage points in the Fuel Specialties gross margin was focused in the Americas region and offset the lower margins seen in the EMEA and ASPAC regions. The Americas gross margin benefited from sales prices increases implemented early in 2006 and tight control of material costs throughout the year. The EMEA gross margin was diluted by the impact of a one-off contract with a single customer and the ASPAC gross margin was impacted by product mix.

The Performance Chemicals business delivered a 29% increase in gross profit which again was significantly in excess of the 10% sales growth. This increase was generated from a 2.8 percentage points improvement in gross margins spread across each of the individual operations which comprise this business segment. This gross margin improvement was focused in Finetex, Innospec Leuna and ProChem with the latter two businesses benefiting from product mix improvements.

The 42% decline in gross profit in our Octane Additives business compares favourably to the 49% decrease in sales. This is due to the 7.7 percentage points improvement in gross margin which reflects the richer sales mix and moderate price increases achieved during 2006.

Overall gross profit declined 7% to $186.7 million, compared to the sales decline of 6%, despite each of our businesses actually managing to increase their gross margins. This is due to the fact that higher margin Octane Additives sales formed a smaller proportion of total sales, reducing from 35% to 19%, with this mix effect depressing the aggregate gross margin by 0.3 percentage points.

Operating expenses

(in millions)	2006	2005	Change
Fuel Specialties	$(59.3)	$(56.1)	$(3.2)	+6%
Performance Chemicals	(15.5)	(15.2)	(0.3)	+2%
Octane Additives	(13.2)	(19.7)	6.5	-33%
FAS 87 pension (charge)/credit	—	(1.7)	1.7	-100%
Corporate costs	(22.1)	(26.7)	4.6	-17%

	$(110.1)	$(119.4)	$9.3	-8%

Increases in operating expenses in our Fuel Specialties and Performance Chemicals businesses have been limited to 6% and 2%, respectively, despite the sales growth of 21% and 10%, respectively. This sales growth and tight cost control has been achieved by leveraging the infrastructures of these businesses.

The 33% reduction in operating expenses of Octane Additives compares to the 49% sales decline experienced in this business. The majority of the savings were generated from reduced commission charges caused by the absence of sales to South East Asia.

In accordance with FAS 87, we were required to recognize a non-cash charge of $1.7 million in 2005, primarily in respect of the amortization of prior service cost. No similar charge was required to be recognized in 2006.

The reduction achieved in corporate costs results from the restructuring of the corporate functions and reduced costs in relation to Sarbanes Oxley compliance. There were also significant costs recognized in 2005 for the special investigation into the transfer of funds in South Africa by the former CEO.

Restructuring charge

Restructuring costs of $4.5 million in 2006, substantially reduced from the $31.3 million incurred in 2005, were comprised of severance and other restructuring costs of $2.4 million and $2.1 million, respectively.

The severance costs included $1.6 million in respect of cost reduction programs in manufacturing and support activities on the U.K. Octane Additives manufacturing site, $0.6 million in respect of additional salary and other emoluments to be paid to the former CEO and $0.2 million in relation to severance of corporate staff.

The other restructuring costs comprised $1.4 million in respect of site clearance in the U.K., $0.4 million in relation to costs associated with a plan to consolidate manufacturing activities on to one site in one of our U.S. businesses and $0.3 million in respect of the relocation of our European Headquarters to the Ellesmere Port site.

Amortization of intangible assets

The amortization charge was $12.7 million in 2006 and 2005. In both years a charge of $10.1 million was recognized in respect of the Veritel intangible asset that is being amortized on a straight-line basis and as such is comparable year on year. The remaining $2.6 million in both years relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex, Aroma Fine Chemicals and Innospec Fuel Specialties (formerly known as Octel Starreon).

Impairment of Octane Additives business goodwill

The Company recognized a charge of $36.7 million for the impairment of Octane Additives business goodwill in 2006. This compares to a charge of $134.4 million in 2005. Since the end of 2005 there have been no significant changes in the estimates used in the detailed forecast model to calculate the impairment charges. The charge was significantly higher in 2005 due to the loss of anticipated sales and associated cash flows from Venezuela, a major customer, in the second quarter of 2005.

The remaining balance of Octane Additives business goodwill is now $24.8 million. The Company will continue to test the value of Octane Additives business goodwill at the end of each quarter and expects to recognize a charge of approximately $14 to $18 million for the 12 months ending December 31, 2007, if actual cash flows are in line with the Company’s current forecasts. The charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business, including the level of compensation paid to Ethyl under the TEL marketing agreements.

Profits/(loss) on disposal (net)

The Company recognized $9.6 million profit following the disposal of surplus real estate in the U.K. This was partially off-set by prepaid disposal costs of $0.4 million.

Interest expense (net)

Net interest expense in 2006 at $6.8 million was $0.8 million lower than the $7.6 million incurred in 2005. This reduction is primarily due to the fact that average net debt was lower in 2006 when compared to 2005; and also due to the inclusion in the 2006 net charge of repayment of interest of $0.6 million charged on a tax balance. Net debt fell by $25.2 million, between the end of 2005 and 2006, primarily due to the $36.4 million of cash flows from operating activities generated by our businesses and the $9.6 million of proceeds from the disposal of surplus real estate in the U.K., offset by $15.6 million of common stock repurchased. Moreover, this reduced net interest expense was achieved despite the fact that the U.S. base interest rate rose between the corresponding periods.

Other net income/(expense)

In 2006 other net income of $6.8 million was generated of which $7.6 million related to foreign exchange gains offset by $0.8 million of other sundry expenses.

In 2005 other net expense of $12.6 million comprised a $5.5 million charge for the write-off of the Company’s investment in Stylacats in the third quarter, a charge of $1.2 million to fully provide against two other investments, a $3.7 million charge for exchange losses on forward foreign exchange contracts and $2.2 million of other sundry expenses.

Income taxes

The Company recognized a tax charge of $20.4 million in 2006 which is $16.2 million greater than the $4.2 million incurred in 2005. The headline rate of income tax is 64.2% compared to (3.5)% in 2005. However, the effective rate of tax for 2006 excluding the impairment of Octane Additives business goodwill was 29.8% compared to 25.8% in 2005. Tax relief is not available on this impairment charge and accordingly we believe that the effective rate of tax is best calculated by adjusting for this non-cash charge. This adjusted effective rate has increased 4.0 percentage points between the corresponding periods due to the disposition of our profits, exhaustion of U.S. net operating losses and increased profitability of our U.S. based Fuel Specialties business which suffers the standard federal tax rate of 35%, together with state taxes.

Results of Operations – Fiscal 2005 Compared to Fiscal 2004:

The following table is presented to show the incremental impact of the acquisitions of Leuna, Aroma Fine Chemicals (“AFC”) and Finetex in 2005.

Effect of acquisitions on 2005 group results compared to 2004

(in millions)	2005 As Reported	Effect of Acquisitions	2005 Before Acquisitions	2004 As Reported
Net sales	$564.8	$62.3	$502.5	$496.9

Gross profit	200.1	7.2	192.9	213.0
Selling general and administrative expense	(108.2)	(6.2)	(102.0)	(96.6)
Research and development expense	(11.2)	(0.7)	(10.5)	(10.1)
Amortization of intangible assets	(12.7)	(1.5)	(11.2)	(11.2)
Impairment of TEL business goodwill	(134.4)	—	(134.4)	(40.7)
Restructuring charge	(31.3)	(0.4)	(30.9)	(8.3)
Loss on disposals	—	—	—	(4.4)

Operating Income	$(97.7)	$(1.6)	$(96.1)	$41.7

The table above includes the impact of the acquisition of Leuna, the results of which were consolidated for six months in 2004, and the results of AFC, the results of which have been consolidated for four months in 2004 and the results of Finetex which was acquired in January 2005. The impact of the acquisition of the remaining 50% of the shares in Innospec Fuel Specialties LLC (formerly known as Octel Starreon LLC) has not been included as the results of Innospec Fuel Specialties LLC have been fully consolidated by the Company since the inception of the joint venture in 1999, with a corresponding charge in the minority interest line item. The minority interest charge for the period to full acquisition of Innospec Fuel Specialties LLC on July 8, 2004 was $1.9 million. Accordingly no table of the impact of acquisitions is presented for the Fuel Specialties business.

The effect of acquisitions on 2005 Performance Chemicals business results compared to 2004 is as follows:

(in millions)	2005 As Reported	Acquisitions Effect	Performance Chemicals Before Acquisitions 2005	2004 As Reported
Net sales	$109.4	$59.3	$50.1	$48.6

Gross profit	17.6	6.4	11.2	8.8
Selling general and administrative expense	(13.2)	(6.1)	(7.1)	(6.8)
Research and development	(2.0)	(0.6)	(1.4)	(1.6)
Amortization of intangible assets	(1.4)	(1.1)	(0.3)	(0.2)

Business operating income	$1.0	$(1.4)	$2.4	$0.2

Net sales

Fuel Specialties sales of $257.1 million were $48.2 million (23.1%) higher than in 2004. Sales in the Americas grew by 36.2% due to higher sales of cetane number improver and additives for diesel ahead of new legislation. Sales in the EMEA region grew by 16.8% and sales in the Asia Pacific region grew by 11.6%.

The subsidiaries acquired in 2004 and at the beginning of 2005 (AFC, Leuna and Finetex) contributed $59.5 million of the $60.8 million additional Performance Chemicals sales in the year.

Octane Additives sales volumes were 25.7% below 2004 volumes but sales value declined by only 17.2% mainly due to price increases. Sales volumes to the Americas were down 90.8% due to the loss of business in Venezuela. Sales to Asia Pacific have proved to be resilient and volumes were actually 6.4% higher than in 2004. Shipments to the Middle East were 95.7% ahead of shipments in 2004. Sales to Africa fell by 19.9% from the 2004 level, and in 2006 South Africa left the market for use of TEL in automotive gasoline.

Total net sales for 2005 of $564.8 million were $67.9 million (13.7%) ahead of 2004 sales.

Gross profit

In Fuel Specialties gross profit increased by $13.4 million (19.1%) though the gross margin fell 1.1 percentage points from 33.6% to 32.5%. The gross margin was impacted by the rapid growth in sales of relatively lower margin cetane number improvers in the USA and the loss of manufacturing margin as a result of the Bycosin disposal in 2004.

In Performance Chemicals, the effect of the acquisitions on the gross margin can be seen above. The gross profit margin including the impact of acquisitions reduced 2 percentage points to 16.1% from the 18.1% achieved in 2004. This is due to the fact that the acquisitions operate in markets that generate lower gross margins than the previously existing businesses in this business unit, however they also operate with lower overhead cost bases.

Gross profit in the Octane Additives business at $99.0 million was $35.1 million (26.2%) lower than in 2004 despite sales declining 17.2% in the comparable period. Gross margin decreased 6.1 percentage points from 56.0% to 49.9%. Results in 2004 were boosted by the release of a $6.4 million surplus remediation provision relating to a former Octane Additives manufacturing site at Doberitz in Germany. In addition, in 2004 a $3.2 million provision related to a take or pay contract for materials was released following a review of the likely material requirements. Following the loss of Venezuela volumes in 2005 a further review of this contract was performed and as a result a provision of $1.7 million was recognized in the second quarter of 2005. Excluding the impact of these items the gross margin still declined due to a combination of higher unit production and raw material costs.

Total gross profit for 2005 of $200.1 million was $12.9 million (6.1%) below that in 2004. The overall gross margin declined 7.5 percentage points from 42.9% to 35.4%. This decline was caused by the lower margins generated by all three business units in 2005 compared to 2004, and also by higher margin Octane Additives sales forming a smaller proportion of overall sales in 2005 compared to 2004 (35.1% down from 48.2%).

Operating expenses

Operating expenses consist of selling, general and administrative expenses and research and development expenses.

Operating expenses increased within our Fuel Specialties business unit due to the inclusion of legal and other costs associated with the Company’s voluntary disclose to OFAC.

In Performance Chemicals the effect of the acquisitions on operating expenses can be seen from the table above. This impact represents the majority of increase in operating expenses seen in this business unit since existing operations held their cost bases.

In the Octane Additives business unit the operating expenses were essentially flat as the benefit obtained from reduced selling expenses following the closure of certain sales offices was offset by additional commission charges on sales to South East Asia.

Due to the high proportion of inactive members in the Company’s principal defined benefit pension plan in the U.K., the net pension charge or credit associated with this is reported separately. The net pension credit in 2004 was $2.7 million compared to a net pension charge of $1.7 million in 2005. This reversal from pension credit to pension charge was mainly due to the de-risking of the pension fund as a result of the decision to invest in a higher proportion of bonds rather than equities.

Corporate costs declined $6.3 million (19.1%) from $33.0 million in 2004 to $26.7 million in 2005. This decline primarily reflects the effect of the relocation in 2005 of the European Headquarters to the Ellesmere Port site and the streamlining of the executive structure.

Overall operating expenses increased by $12.7 million (11.9%) in 2005 to $119.4 million, $6.1 million of the increase being due to the effect of acquisitions.

Restructuring charge

The Company incurred restructuring costs of $31.3 million in 2005. These costs comprised $2.2 million in relation to a cost reduction program in manufacturing and support activities on the U.K. Octane Additives manufacturing site and $1.6 million in respect of severance of corporate staff. A charge of $1.4 million was recognized under FAS 146 under a previous cost reduction program where the leavers stayed longer than their contractual notice periods. Associated with all of the 2005 severance programs a pension charge of $12.5 million was recognized under FAS 88 as there had been a curtailment event due to the significant restructuring activity in the U.K. in 2005.

A charge of $1.2 million was recognized in relation to the closure of the European Headquarters in Manchester, U.K. This charge represented a write-off of fixed assets where the value had been impaired by the closure and other costs of closure. A charge of $0.9 million was recognized relating to fixed asset write-offs resulting from the closure of the Fuel Technology Centre in Bletchley, U.K. A charge of $1.1 million was recognized relating to severance costs arising from the decision to relocate the research and technology activities that had previously been carried out at that site to the Ellesmere Port, U.K. site. A charge of $2.0 million was recognized in relation to the decision to dispose of the Adastra diesel particulate filters business. This included $1.6 million of fixed asset and other write-offs and $0.4 million of severance costs. A charge of $0.4 million was recognized in relation to the severance costs associated with a plan to consolidate manufacturing activities on to one site in one of our U.S. businesses. Other charges relate to the costs of site clearance in the U.K. ($3.4 million) and non U.K. severance in the Fuel Specialties business ($0.6 million).

A charge of $4.0 million was recognized relating to the costs of salary, additional costs of professional advice and other emoluments to be paid to the former CEO pursuant to an agreement governing the terms of the former CEO’s resignation dated April 8, 2005.

Amortization of intangible assets

The amortization charge in 2005 of $12.7 million was $1.5 million higher than the $11.2 million recognized in 2004. In both years a charge of $10.1 million was recognized in respect of the Veritel intangible asset that is being amortized on a straight-line basis and as such is comparable year on year. The remaining $2.6 million relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex, Aroma & Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties).

Impairment of Octane Additives business goodwill

The Company recognized a charge of $134.4 million for the impairment of Octane Additives business goodwill in 2005. The loss of anticipated sales from Venezuela was the principal reason for this unexpectedly high charge and reflects the loss of the anticipated future cash flows that had previously been assumed in the detailed forecast model that supported the value of Octane Additives business goodwill at the end of 2004. The charge in 2004 was $40.7 million.

Interest expense and interest income

At $7.6 million the net interest expense was $2.0 million higher than in 2004. This was principally because of the higher average level of net debt in 2005 when compared to the equivalent period in 2004 following the acquisition outflows in the second half of 2004 and early 2005 and the increase in U.S. base interest rate. In 2005 interest expense was $9.5 million and interest income was $1.9 million. In 2004 interest expense was $6.4 million and interest income was $0.8 million.

Other expense (net)

Other income and expense of $12.6 million consists mainly of a $5.5 million charge for the write-off of the Company’s investment in Stylacats in the third quarter, a charge of $1.2 million to fully provide against two other investments, $2.2 million sundry other charges and a $3.7 million charge for exchange losses on forward foreign exchange contracts.

Income taxes

The headline rate of income tax was (3.5)% in 2005 compared to 62.8% in 2004. The change in the effective tax rate and the reason why the Company is paying taxes on a loss making operation is that the charge for the impairment of Octane Additives business goodwill is not an allowable deduction for tax purposes. The effective rate of tax for 2005 excluding the impact of the Octane Additives business goodwill impairment charge was 25.8% compared to 27.6% in 2004.

Discontinued operations

The loss of $1.4 million relates to the disposal of Octel Performance Chemicals Inc. and the Gamlen Waste Water Treatment business.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $36.4 million, $43.8 million and $62.4 million in 2006, 2005 and 2004, respectively.

In 2006 net cash provided by operating activities declined $7.4 million from $43.8 million in 2005 to $36.4 million in 2006 despite our return to profitability. The primary reason for this decline was the $39.5 million increase in working capital requirement discussed more fully under “Working Capital”. This was offset by a $20.9 million movement in tax creditor due to a cash receipt from the U.K. tax authorities related to a tax reclaim in the first quarter of 2006 and the increased tax charge for 2006. The $3.9 million net movement on plant closure provisions primarily represents the $7.0 million severance payments made largely at the beginning of 2006. The $3.0 million movement in the pension prepayment relates to the cash contributions made during the year to the U.K. contributory defined benefit pension plan. We generated $9.6 million from the disposal of property, plant and equipment, primarily following the disposal of surplus real estate in the U.K., of which $7.6 million was re-invested in capital expenditures to support our Fuel Specialties and Performance Chemicals growth businesses and corporate IT structure. The disposal of a 20% stake in Deurex Micro Technologies GmbH resulted in an inflow of $2.6 million. The Company drew down an additional $18.0 million of revolving credit facility and repaid a $10.0 million instalment on the term loan. On April 1 and October 1 the Company paid a semi-annual dividend of 8 cents per share aggregating to 16 cents for the year and $1.9 million in total. In addition we repurchased $15.6 million of our own common stock and raised $3.0 million by the issue of Treasury stock to holders of options who chose to exercise their stock options.

During 2005 large tax payments relating to tax charges from prior periods, and a low 2005 tax charge, resulted in a significant $22.5 million reduction in the accrual for income taxes and other liabilities. The $10.0 million reduction in the pension prepayment was mainly due to the curtailment charge of $12.5 million, relating to higher pension liabilities arising from restructuring, that was not concurrently cash funded to the U.K. contributory defined benefit pension plan. The $22.3 million business combinations outflow mainly represented the $21.2 million acquisition of Finetex, net of cash. In January $51.0 million of the former revolving credit facility was drawn down to finance a $30.0 million scheduled loan repayment on our former term loan, and the acquisition of Finetex, resulting in a net $21.0 million increase in borrowings. In December the Company agreed a new financing facility and drew down the new term loan of $100.0 million and $40.0 million of the new revolving credit facility, repaying $140.0 million owed under the old financing facility. On April 1 and September 30 the Company paid a semi-annual dividend of 7 cents per share aggregating to 14 cents for the year and $1.7 million in total. The issue of Treasury stock to holders of options who chose to exercise their stock options raised $1.4 million and $2.5 million was spent on the repurchase of 146,862 shares at an average price of $16.99.

In 2004 business combinations accounted for an $80.2 million outflow. Of this $43.8 million related to the cash outlay to acquire the 50% share in Octel Starreon LLC previously held by Starreon Corporation LLC, $30.8 million related to the acquisition of Aroma & Fine Chemicals Limited (“AFC”), $5.2 million was expended to acquire control of Leuna Polymer GmbH, $2.6 million was spent to acquire a 20% shareholding in Deurex Micro Technologies GmbH and $1.8 million was used on sundry investments in associates. These outflows were offset by the $4.2 million received from the sale of our 49% interest in Joss Holdings BV. The majority of the $5.2 million proceeds on disposal of property, plant and equipment related to the $4.7 million sale of our Octane Additives Paris office. The $4.8 million increase in restricted cash related to £2.5 million placed into escrow to secure and match Loan Notes issued by the Company to the vendors as part of the consideration for AFC. In January $97.5 million of the previous borrowing facility had been repaid and $100.0 million of the new borrowing facility drawn down. On April 1 and October 1 the Company paid a semi-annual dividend of 6 cents per share aggregating to 12 cents for the year and $1.5 million in total.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In 2006 our working capital requirement increased by $39.5 million. The $11.1 million increase in accounts receivable and prepaid expenses was spread across our three business units as a result of the increased trading in our Fuel Specialties and Performance Chemicals growth businesses and the impact of the timing of Octane Additives shipments compared to the corresponding period last year. Inventories increased by $21.0 million also in all three business units though it was focused in Fuel Specialties and Octane Additives, the latter being due to our Octane Additives manufacturing strategy implemented at Ellesmere Port. The $7.4 million increase in accounts payable and accrued liabilities was limited to a moderate increase within Performance Chemicals due to increased trading levels and a somewhat larger increase within Octane Additives reflecting the non-cash release in the first quarter of a $4.5 million retrospective pricing provision and corresponding reduction in accrued liabilities.

Cash

At December 31, 2006 and 2005 we had cash and cash equivalents of $101.9 million and $68.9 million, respectively. In addition, at December 31, 2005 we had $4.3 million of restricted cash. The restricted cash related to £2.5 million placed into escrow to secure and match Loan Notes issued by the Company to the vendors as part of the consideration for AFC. One tranche of £1.25 million was paid in January 2006 and the remaining tranche of £1.25 million was paid in October 2006.

Debt

The loss of Venezuela as a major Octane Additives customer in the second quarter of 2005 required the Company to review its current and projected operational flexibility and liquidity. The Company therefore initiated discussions with its senior lenders in the third quarter of 2005. As a result of those discussions the Company agreed the terms of a new three and one half year financing facility more appropriate to the Company’s needs. The facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company during 2006 due to such ratio not being exceeded.

As of December 31, 2006, the Company had $148 million of debt outstanding under its new senior credit facility agreement and was in compliance with all financial covenants therein. The debt profile as at December 31, 2006, including the principal facility and other group debt, is set out below:

(in millions)
2007	15.0
2008	20.0
2009	113.0

$148.0
Current portion of long-term debt	$(15.0)

Long-term debt, net of current portion	$133.00

In January 2007 the Company repaid $73.0 million under the principal facility consisting of the scheduled $15.0 million term loan repayment and $58.0 million on the revolving credit facility. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009 or later if the facility is extended.

Pension Plans and Other Post-Employment Benefits

Effective for fiscal year 2006, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. FAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008 the Company early-adopted this provision for fiscal year 2006. The effect of applying FAS 158 was to record a total reduction to equity through recognition in Accumulated Other Comprehensive Loss of $97.0 million on an after-tax basis.

Contractual Commitments

The following represents contractual commitments at December 31, 2006 and the effect of those obligations on future cash flows:-

(in millions)	Total	Less than 1 year	1 to 3 Years	4 to 5 years	Over 5 years
Long-term debt obligations	$148.0	$15.0	$133.0	$—	$—
Remediation payments	23.7	2.2	7.3	2.1	12.1
Severance payments	3.8	3.1	0.7	—	—
Unconditional purchase obligations	0.3	0.2	0.1	—	—
Capital commitments	3.1	3.1	—	—	—
Operating lease commitments	6.1	1.4	1.9	1.5	1.3
Interest payments on debt	11.0	5.5	5.5	—	—
Planned funding of pension obligations	28.3	7.1	14.1	7.1	—

Total	$224.3	$37.6	$162.6	$10.7	$13.4

At December 31, 2006 long-term debt comprised $90.0 million term loan and $58.0 million drawn under the revolving credit facility. At the same date long-term debt obligations represent scheduled term loan repayments and amounts drawn under the revolving credit facility repaid when the financing facility expires on June 12, 2009, unless extended. In January 2007 the Company repaid $73.0 million under the principal facility consisting of the scheduled $15.0 million term loan repayment and $58.0 million on the revolving credit facility.

Remediation payments represent those cash flows that the Company is currently obligated to pay in respect of current and former facilities. It does not include any discretionary remediation costs that the Company may choose to incur.

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

The Company is subject to interest at variable rates on certain elements of its long-term debt. The estimated payments included in the table above assume a constant U.S. base interest rate of 5.8% to 6.5% on the main credit facility. Estimated commitment fees are also included, interest income is excluded and the impact of the Company repaying $58.0 million on the revolving credit facility in January 2007 is included.

The amounts related to the pension plan refer to the likely levels of Company funding of the U.K. contributory defined benefit pension plan and certain pension commitments to senior employees. It is not meaningful to predict an amount after five years since there are numerous uncertainties including future return on assets, pay escalation, pension increases, inflation and employment levels.

Environmental Matters and Plant Closures

The Company is subject to environmental laws in all of the countries in which it operates. Under certain environmental laws the Company is responsible for the remediation of hazardous substances or wastes at currently or formerly owned or operated properties.

Most of our manufacturing operations have been conducted outside the U.S. and, therefore, any liability pertaining to the investigation and remediation of contaminated properties is likely to be determined under non-U.S. law.

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $23.7 million. Expenditure against provisions was $1.3 million, $2.2 million and $2.0 million in the years 2006, 2005 and 2004, respectively.

We have also incurred personnel severance costs in relation to the management of the decline in the Octane Additives market and the restructuring of the Fuel Specialties business. Total severance expenditure was $7.0 million, $9.7 million, $6.0 million in the years 2006, 2005 and 2004, respectively. Provision is made for severance costs under the conditions of FAS 146 and FAS 112. The provision at December 31, 2003 was $3.8 million.

Inflation

Inflation has not been a significant factor for the Company over the last several years. Management believes that inflation will continue to be moderate over the next several years.

FUTURE OUTLOOK

We undertook a detailed strategic review in 2005 and concluded that with the Octane Additives market gradually disappearing we needed to get to the position where the Company was solidly profitable even without the profit contribution of the Octane Additives business unit. We measure our progress towards achieving, and surpassing, this objective through the concept of ongoing operating profitability.

Ongoing operating profitability

(in millions)	2006	2005	Change
Fuel Specialties operating income	$45.7	$26.2	$19.5	+74%
Performance Chemicals operating income	5.8	1.0	4.8	+480%
FAS 87 pension (charge)/credit	—	(1.7)	1.7	-100%
Corporate costs	(22.1)	(26.7)	4.6	-17%

	$29.4	$(1.2)	$30.6

In 2005 the combined operating income of our growth businesses of Fuel Specialties and Performance Chemicals did not cover the corporate costs and FAS 87 pension charge. However, with the significant improvement in the operating incomes of these business and substantial reduction in the corporate cost base our ongoing operating profitability was nearly $30.0 million in 2006.

We believe we are in a strong financial position today and our overall objective remains unchanged. We will continue to leverage and organically grow the Fuel Specialties and Performance Chemicals businesses. We have many internal opportunities for growth in the near term from both geographical and product line extensions. Acquisitions in these businesses are also a primary focus for us. We believe the industries in which these businesses operate provide the greatest opportunities for a good return on investments, including associated synergies, while minimizing risk by investing in those markets where we have operating knowledge and experience.

We expect our ongoing operating profitability to improve further in 2007. There are however many variables which will determine the ultimate profitability of the Company. The impact of raw material prices, and specifically their continued volatility, remain difficult to predict. In addition, the newly approved REACH legislation in Europe will impact our cost base and efforts in 2007.

Fuel Specialties

2006 has been an outstanding year for our Fuel Specialties business with net sales increasing $54.2 million (21%) to $311.3 million and operating income increasing $19.5 million (74%) to $45.7 million. This sales growth comes on top of the 23% organic growth already experienced in 2005. Gross margins increased to 34.1% from 32.5% in 2005. Fuel Specialties is now our largest business unit accounting for well over half of our revenues.

It is widely recognized that it will be increasingly difficult to sustain these levels of growth. We therefore expect sales growth in 2007 to approximate to 8% to 12% per annum and gross margin to be in the 32% to 36% region. This organic growth will be pursued in the Company’s three key regions, Europe, Middle East and Africa (“EMEA”), Americas and Asia-Pacific.

Performance Chemicals

This was the first year in recent times which allowed like-for-like comparisons with the previous year following the acquisitions in 2004, and very early in 2005, in this business segment. We reorganized this business in the second quarter of 2006 and the benefits started to flow from there with improved sales and profitability being demonstrated in the last two quarters of the year. In 2006 net sales increased $11.0 million (10%) to $120.4 million and operating income increased $4.8 million (480%) to $5.8 million. Gross margins increased by 2.8 percentage points from 16.1% in 2005 to 18.9% in 2006.

We believe the Performance Chemicals business unit will experience an acceleration in its growth. Organic sales growth of 10% to 14% will be pursued across the various operations which comprise this business unit and with improved operating efficiencies and pricing our gross margins should range between 18% to 22%.

Octane Additives

Over the last three years Octane Additives sales have declined 58% from $239.4 million to $100.4 million and now represent 19% of the Company’s total sales compared to 48% in 2004. However, continued cost control and flexible management of manufacturing capacity have delivered benefits and accordingly the reduction in gross profit over the equivalent three year period has been limited to 57%.

The Octane Additives market has been in decline since the 1970s and this trend is expected to continue. Moreover, following the exit from this market in 2006 and 2005 of the significant customers of South Africa and Venezuela, respectively, world market decline in 2007 is likely to be limited to the 15% to 25% range. We will continue to manage costs within this business unit and price the product to reflect its economic value to our customers. We expect the Octane Additives business to continue to be cash generative and gross margins to range between 39% to 45%.

Following our adoption of FAS 142 in 2002 the annual amortization charge on goodwill has been replaced by an impairment review process. The continued decline in the Octane Additives market will inevitably result in impairment charges in future years. Our latest review has revealed a need to recognize further impairment charges for Octane Additives business goodwill impairment in each period until the Octane Additives business cash flows are exhausted. An annual impairment review of the goodwill relating to the Fuel Specialties and Performance Chemicals business segments indicates that there is no requirement to recognize an impairment charge in respect of this goodwill.

CRITICAL ACCOUNTING ESTIMATES

Our objective is to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows together with our financial position. We aim to achieve this by disclosing information required by the SEC together with further information that provides insight into our businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Innospec’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Financial Statements.

Our consolidated financial statements and supplementary data disclose our accounting principles and the methods and estimates used in the preparation of those consolidated financial statements. We believe those statements and disclosures represent fairly the operating results and financial position of the Company. The purpose of this portion of our report is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in results of operations or financial position. The policies and estimates that the Company considers the most critical in terms of subjectivity and judgment of assessment are provided below.

Environmental Liabilities

Remediation provisions at December 31, 2006 amounted to $23.7 million and relate principally to our U.K. site. The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main U.K. site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of Octane Additives, particularly in the market for aviation gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Goodwill

The Company adopted FAS 142, Goodwill and Other Intangible Assets effective January 1, 2002. This requires that goodwill deemed to have an indefinite life should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

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

Using this methodology and the assumptions underlying the detailed forecast model the Company believes that it is possible to predict the pattern of likely future impairment charges of Octane Additives business goodwill. This method reflects the relatively unique nature of the Octane Additives business.

As a result of the reviews performed during 2006, 2005 and 2004, respectively, impairment charges of $36.7 million, $134.4 million and $40.7 million, respectively, were recognized. The Company expects to recognize charges in subsequent years as the Octane Additives market continues to decline. There is $24.8 million of goodwill remaining which relates to the Octane Additives business.

At December 31, 2006 we had $139.0 million of goodwill relating to our Fuel Specialties and Performance Chemicals businesses. At this date we performed annual impairment reviews and concluded that there has been no impairment of goodwill in respect of those reporting segments.

Intangible Assets, Net of Amortization

At December 31, 2006 we had $30.2 million of intangibles that are discussed in Note 10 of the Notes to the Consolidated Financial Statements. These intangible assets relate to all of our businesses and are being amortized straight-line over periods of up to 13 years. We continually assess the markets and products related to these intangibles, as well as their specific carrying values, and have concluded that these carrying values and amortization periods remain appropriate. We also evaluate these intangibles for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. If events occur or circumstances change it may possibly cause a reduction in periods over which these intangibles are amortized or result in a non-cash write-off of a portion of the intangibles’ carrying value. A reduction in amortization periods would have no effect on cash flows.

Pensions

The Company’s principal pension arrangement is a contributory defined benefit pension plan in the U.K. though it does also have other much smaller pension arrangements in the U.K. and overseas. The Company accounts for this pension plan in accordance with FAS 87, Employers’ Accounting for Pensions, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. At December 31, 2006 the underlying plan asset value and projected benefit obligation were $875.4 million and $897.9 million, respectively, resulting in a deficit of $22.5 million. This deficit, net of tax, was recognized on adoption of FAS 158 on December 31, 2006 and the prepaid pension cost, net of tax, transferred to accumulated other comprehensive loss. Further disclosure is provided in Note 6 of the Notes to the Consolidated Financial Statements

Movements in the underlying plan asset value and projected benefit obligation are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. We develop these assumptions after considering advice from a major global actuarial consulting firm. A change in any one of these assumptions could impact the plan asset value, projected benefit obligation and pension cost recognized in the income statement. Such changes could impact our operating results and financial position.

A full actuarial valuation of the pension plan was carried out as at December 31, 2005. The results of this valuation have been reflected in these consolidated financial statements.

Sales and Marketing Agreements

The Company has entered into a number of sales and marketing agreements with Ethyl Corporation (“Ethyl”) to market and sell TEL in all areas of the world except North America for the period to December 31, 2009, subject to renewal thereafter. All marketing and sales effort made under the arrangement is made in the name of Innospec. Innospec continues to produce all TEL marketed under the agreements and also provide marketing and other services. Ethyl continues to provide marketing and other services. The net proceeds under the agreements are paid to Innospec and Ethyl as compensation for services and are based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided. No separate legal entity or joint venture has been established as a consequence of the agreements. Sales and expenses incurred under the agreements are included within Innospec’s income statement. These comprise all revenues and costs incurred directly by Innospec, together with costs recharged by Ethyl for marketing and other services provided under the terms of the agreements. Ethyl’s share of the net proceeds for services is charged within cost of goods sold. The majority of net proceeds are calculated and settled on a monthly basis but there is an element receivable by the Company from Ethyl which is computed annually in arrears. In prior years the amounts involved were not significant but due to increases in the value of this retrospective element we decided effective January 1, 2002 that it was more appropriate to recognize an appropriate accrual during the year based on best current estimates of the expected outcome.

Cautionary Statement for Safe Harbor Purposes

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, the outcome of the Company’s disputes with Ethyl and the impact on the Company’s tetra ethyl lead business related thereto, changes in the terms of trading with significant customers or gain or loss thereof, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the U.K. The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

Interest Rate Risk

The Company uses interest swaps to manage interest rate exposure. As of December 31, 2006 the Company had cash and cash equivalents of $101.9 million, no bank overdraft and long-term debt of $148.1 million. The long-term debt comprised $90.0 million senior term loan, $58.0 million revolving credit and $0.1 million capital leases. In January 2007 the Company repaid $73.0 million under the principal facility consisting of the scheduled $15.0 million senior term loan repayment and $58.0 million on the revolving credit facility.

In 2005 the Company entered into interest swap agreements that cover $50.0 million of the remaining term loan as at December 31, 2006 of $90.0 million. On the basis that $50.0 million of the $148.0 million long-term debt, excluding capital leases, is hedged against interest movements and that the Company would receive interest on the $101.9 million positive cash balances, then unhedged debt of $98.0 million is more than covered by the positive cash balances. On a gross basis, assuming no additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rate on the gross amount of these balances of $98.0 million for a one-year period would impact net income and cash flows by approximately $1.0 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes.

Exchange Rate Risk

Approximately 50% of the Company’s forecast sales for 2007 are denominated in U.S. dollars with the balance mainly comprising euros (over 40%) and sterling (around 10%). The reporting currency of the Company is the U.S. dollar. The Company evaluates the functional currency of each reporting unit according to the economic environment in which it operates. Several major subsidiaries of the Company operating outside of the U.S. have the U.S. dollar as their functional currency due to the nature of the markets in which they operate.

In the Fuel Specialties business more than 50% of forecast sales are denominated in U.S. dollars and more than 45% in euros. The Fuel Specialties business is reasonably well hedged against a 5% strengthening in the U.S. dollar against the euro. For this reason such a shift in exchange rates, while reducing net sales, would increase operating income by around $0.2 million for this business.

In the Performance Chemicals business approximately 50% of forecast sales are denominated in euros with the remainder split between U.S. dollars (around 20%) and sterling (around 30%). Due mainly to the large operating profits denominated in euros a 5% strengthening in the U.S. dollar against both sterling and the euro would reduce operating profit by approximately $0.3 million.

The Octane Additives market is predominantly a U.S. dollar market although sales to certain territories are transacted in euros. TEL raw materials are purchased in a mixture of U.S. dollars, sterling and euros. Ethyl compensation payments are denominated in U.S. dollars. Selling, general and administrative expenses are generally in the currency of the legal entity with the majority being denominated in sterling. A 5% strengthening in the U.S. dollar against both sterling and the euro would result in additional operating income of $0.3 million due mainly to the lower burden of the sterling denominated cost of goods sold and operating expenses.

Corporate costs are largely denominated in sterling. A 5% strengthening in the U.S. dollar against both the euro and sterling would increase reported operating income by approximately $1.3 million.

In all cases where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

Item 8	Financial Statements and Supplementary Data

Financial statements – see below.

Supplementary data – see Quarterly Summary (unaudited) information in Item 6 above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc:

We have completed integrated audits of Innospec Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share based compensation on adoption of FAS 123R, Share-Based Payment, effective January 1, 2006, and defined benefit pension plans on adoption of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

PricewaterhouseCoopers LLP

London, United Kingdom

March 16, 2007

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Years ended December 31
	2006	2005	2004
Net sales (Note 3)	$532.1	$564.8	$496.9
Cost of goods sold	(345.4)	(364.7)	(283.9)

Gross profit (Note 3)	186.7	200.1	213.0

Operating expenses:
Selling, general and administrative	(99.0)	(108.2)	(96.6)
Research and development	(11.1)	(11.2)	(10.1)
Restructuring charge	(4.5)	(31.3)	(8.3)
Amortization of intangible assets	(12.7)	(12.7)	(11.2)
Impairment of Octane Additives business goodwill (Note 9)	(36.7)	(134.4)	(40.7)
Profit/(loss) on disposals, net (Note 20)	9.2	—	(4.4)

	(154.8)	(297.8)	(171.3)

Operating income/(loss)	31.9	(97.7)	41.7
Interest expense	(12.1)	(9.5)	(6.4)
Interest income	5.3	1.9	0.8
Other net income/(expense)	6.8	(12.6)	(2.1)

Income/(loss) before income taxes and minority interest	31.9	(117.9)	34.0
Minority interest	(0.1)	(0.2)	(2.0)

Income/(loss) before income taxes	31.8	(118.1)	32.0
Income taxes	(20.4)	(4.2)	(20.1)

Income/(loss) before share of affiliated company earnings from continuing operations	11.4	(122.3)	11.9
Share of affiliated company earnings	—	—	(1.0)
Discontinued operations, net of tax (Note 21)	—	(1.4)	(4.7)
Net income/(loss)	$11.4	$(123.7)	$6.2
Earnings/(loss) per share
Basic	$0.94	$(10.00)	$0.50

Diluted	$0.90	$(10.00)	$0.48

Earnings/(loss) per share – continuing operations :
Basic	$0.94	$(9.89)	$0.96

Diluted	$0.90	$(9.89)	$0.92

Weighted average shares outstanding (in thousands) – Basic	12,071	12,368	12,345

– Diluted	12,670	12,368	12,989

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	At December 31
	2006	2005
Assets
Current assets
Cash and cash equivalents	$101.9	$68.9
Restricted cash (Note 22)	—	4.3
Accounts receivable (less allowance of $2.5 and $2.2, respectively)	78.3	64.8
Inventories
Finished goods	83.7	63.9
Work in progress	25.2	21.8
Raw materials	11.1	10.8

Total Inventories	120.0	96.5
Prepaid expenses	5.1	5.3

Total current assets	305.3	239.8
Property, plant and equipment (Note 12)	66.5	67.3
Goodwill – Octane Additives (Note 9)	24.8	61.5
Goodwill – Other (Note 9)	139.0	138.9
Intangible assets (Note 10)	30.2	43.0
Prepaid pension cost (Note 6)	—	113.0
Deferred finance costs (Note 11)	1.6	2.1
Deferred income taxes (Note 7)	1.6	—
Other assets (Note 22)	—	9.7

	$569.0	$675.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$50.0	$54.5
Accrued liabilities	55.5	59.4
Accrued income taxes	14.7	—
Short-term borrowings (Note 14)	15.1	14.5
Current portion of plant closure provisions (Note 13)	5.6	10.1
Current portion of deferred income (Note 15)	2.0	2.0

Total current liabilities	142.9	140.5
Long-term debt, net of current portion (Note 14)	133.0	130.1
Plant closure provisions, net of current portion (Note 13)	22.2	21.0
Deferred income taxes (Note 7)	—	41.9
Pension liability (Note 6)	22.5	—
Other liabilities	22.4	24.2
Deferred income, net of current portion (Note 15)	0.9	2.9
Minority interest	0.1	0.3
Commitments and contingencies
Stockholders’ Equity (Note 16)
Common stock, $0.01 par value, authorized
40,000,000 shares, issued 14,777,250 shares	0.1	0.1
Additional paid-in capital	281.7	276.2
Treasury stock (2,874,747 and 2,452,249 shares at cost, respectively)	(44.7)	(32.0)
Retained earnings	97.9	88.4
Accumulated other comprehensive loss	(110.0)	(18.3)

Total stockholders’ equity	225.0	314.4

	$569.0	$675.3

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2006	2005	2004
Cash Flows from Operating Activities
Net income/(loss)	$11.4	$(123.7)	$6.2
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	27.4	28.7	24.4
Impairment of Octane Additives business goodwill	36.7	134.4	40.7
Deferred income taxes	(2.0)	(5.0)	(0.8)
(Profit)/loss on disposal of property, plant and equipment	(9.2)	2.8	(4.3)
Loss on disposal of business	—	—	13.7
Changes in working capital:
Accounts receivable and prepaid expenses	(11.1)	15.5	(2.2)
Inventories	(21.0)	(20.3)	(11.3)
Accounts payable and accrued liabilities	(7.4)	6.0	3.0
Income taxes and other current liabilities	20.9	(22.5)	11.4
Impairment in carrying value of unconsolidated investments	—	6.6	—
Movement on plant closure provisions	(3.9)	2.1	(6.8)
Movement in pension prepayment	(3.0)	10.0	(7.0)
Stock option compensation charge	1.6	—	—
Movements in other non-current liabilities	(2.0)	11.3	(4.6)
Movement in deferred income	(2.0)	(2.1)	—

Net cash provided by operating activities	36.4	43.8	62.4

Cash Flows from Investing Activities
Capital expenditures	(7.6)	(8.3)	(9.6)
Proceeds on disposal of property, plant and equipment, net	9.6	—	5.2
Business combinations, net of cash acquired	—	(22.3)	(80.2)
Increase in restricted cash	—	—	(4.8)
Proceeds from disposal of subsidiary	—	2.8	—
Disposal of unconsolidated investment	2.6	—	—

Net cash provided by/(used in) investing activities	4.6	(27.8)	(89.4)

Cash Flows from Financing Activities
Receipt of short-term borrowing	1.0	—	—
Repayment of short-term borrowing	(1.0)	—	—
Receipt of long-term borrowings	18.0	190.3	119.0
Repayment of long-term borrowings	(10.0)	(170.0)	(107.5)
Payments on capital leases	(0.2)	—	0.5
Refinancing costs	(0.5)	(2.0)	(2.7)
Dividends paid	(1.9)	(1.7)	(1.5)
Issue of treasury stock	3.0	1.4	5.5
Repurchase of common stock (Note 16)	(15.6)	(2.5)	(4.5)
Minority interest dividends (paid)	(0.2)	—	(0.5)

Net cash (used in)/provided by financing activities	(7.4)	15.5	8.3
Effect of exchange rate changes on cash	(0.6)	4.1	5.9

Net change in cash and cash equivalents	33.0	35.6	(12.8)
Cash and cash equivalents at beginning of year	68.9	33.3	46.1

Cash and cash equivalents at end of year	$101.9	$68.9	$33.3

Amortization of deferred finance costs of $1.1m (2005: $1.3m) for the year are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2004	$0.1	$276.5	$(31.2)	$213.8	$(13.4)	$445.8
Net loss	—	—	—	(123.7)	—	(123.7)
Dividend ($0.14 per share)	—	—	—	(1.7)	—	(1.7)
Net CTA change (2)	—	—	—	—	(4.9)	(4.9)
Treasury stock re-issued	—	—	1.7	—	—	1.7
Treasury stock repurchased	—	—	(2.5)	—	—	(2.5)
Redemption of treasury stock	—	(0.3)	—	—	—	(0.3)

Balance at December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4
Net income	—	—	—	11.4	—	11.4
Dividend ($0.16 per share)	—	—	—	(1.9)	—	(1.9)
Derivatives (1)	—	—	—	—	0.3	0.3
Net CTA change (2)	—	—	—	—	5.0	5.0
Treasury stock re-issued	—	0.1	2.9	—	—	3.0
Treasury stock repurchased	—	—	(15.6)	—	—	(15.6)
Stock option compensation charge (3)	—	5.4	—	—	—	5.4
Adjustment for initially applying FAS 158, net of tax	—	—	—	—	(97.0)	(97.0)

Balance at December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0

(1)	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.
(3)	Following adoption of FAS 123R a stock option liability of $3.0 million accrued under APB 25 was reclassified.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2006	2005	2004
Net income/(loss) for the year	$11.4	$(123.7)	$6.2
Changes in cumulative translation adjustment	5.0	(4.9)	9.4
Unrealized exchange gains on derivative instruments, net of tax	0.3	—	0.6

Total comprehensive income/(loss)	$16.7	$(128.6)	$16.2

ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)

Accumulated other comprehensive loss for the years ended December 31	2006	2005
Cumulative translation adjustment	$(13.4)	$(18.4)
Unrealized gains on derivatives	0.4	0.1
Adjustment for initially applying FAS 158, net of tax	(97.0)	—

Accumulated other comprehensive loss	$(110.0)	$(18.3)

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of operations

The Company develops, manufactures, blends and delivers fuel additives and other specialty chemicals. The Company serves global markets in the Americas, Europe, the Middle East, Africa and Asia Pacific. Its products are sold primarily to oil refineries and other chemical and industrial companies. Principal product lines and reportable segments are Fuel Specialties, Performance Chemicals and Octane Additives.

On October 1, 1998, the Company entered into sales and marketing agreements with Ethyl Corporation (“Ethyl”) to market and sell TEL in all areas of the world except North America and the European Economic Area for the period lasting until December 31, 2009, subject to renewal thereafter. All marketing and sales effort made under the arrangement is made in the name of Innospec. Innospec continues to produce all TEL marketed under the agreements and also provide marketing and other services. Ethyl continues to provide marketing and other services. The net proceeds under the agreements are paid to Innospec and Ethyl as compensation for services and are based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided. No separate legal entity or joint venture has been established as a consequence of the agreements. Sales and expenses incurred under the agreements are included within Innospec’s income statement. These comprise all revenues and costs incurred directly by Innospec, together with costs recharged by Ethyl for marketing and other services provided under the terms of the agreements. Ethyl’s share of the net proceeds for services is charged within cost of goods sold. This relationship was extended effective January 1, 2000 when OBOAdler entered into a similar agreement. Effective July 1, 2001 Ethyl agreed to participate in the Veritel agreement (see Note 10) and the scope of the agreements was extended to include the European Economic Area.

Refer to Note 3 for financial information on the Company’s reportable segments.

Note 2.    Accounting Policies

Basis of Preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include all subsidiaries of the Company where the Company has a controlling financial interest. All significant intercompany accounts and balances have been eliminated upon consolidation.

All acquisitions are accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

The results of discontinued operations are shown separately in the income statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The cost of additions and improvements are capitalized. Maintenance and repairs are charged to expenses. When assets are sold or retired the associated cost and accumulated depreciation is removed from the consolidated financial statements and any related gain or loss is included in earnings.

The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	7 to 25 years
Equipment	3 to 10 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests. Other intangible assets continue to be amortized using the straight-line method over their estimated useful lives.

The annual measurement date for impairment testing of Fuel Specialties and Performance Chemicals goodwill is December 31. Octane Additives business goodwill is reviewed for impairment at the end of each quarter.

The Company regularly reviews goodwill and the other intangible assets for impairment based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. The impairment reviews of the goodwill relating to the Fuel Specialties and Performance Chemicals businesses indicates that there is no requirement to recognize an impairment charge in respect of this goodwill.

Deferred Finance Costs

The costs relating to debt financing are capitalized and separately disclosed in the balance sheets. A new financing arrangement was entered into on December 13, 2005. The costs from those financing arrangements of $2.6 million were capitalized and are being amortized using the average interest method over the expected life of the agreement.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including buildings and equipment, whenever changes in circumstances suggest that the carrying values may be impaired. In order to facilitate this test the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the assets are compared with the carrying value of the assets and if they are lower an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital.

Derivative Financial Instruments

The Company uses various derivative instruments including forward currency contracts and options and interest rate swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments and, requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting under FAS 133, are recognized in earnings. Derivatives are tested for effectiveness on a quarterly basis. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive loss until the hedged item is recognized in earnings.

The Company employs interest rate swaps which convert variable rate debt on $50.0 million of the remaining $90.0 million senior term loan to fixed rate. These have been designated as cash flow hedges of the underlying variable rate obligation. These have been tested for effectiveness using the dollar offset method. At the end of the term of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. The interest rate swaps have been recorded as a non-current liability in the balance sheet.

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

A component of Ethyl’s share of net proceeds (see Note 1) is an amount recoverable from Ethyl that is calculated annually in arrears. The Company recognizes this quarterly based on best current estimates of the expected outcome.

Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of Selling, General and Administrative expenses

Selling expenses comprise the costs of the direct sales force and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal costs for litigation in which the Company is involved is made and reported in the administrative expense line item.

Research and Development expenses

Research, development and testing costs are expensed to the income statement as incurred.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period.

Foreign Currencies

The Company’s policy is that exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur. In these entities gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement. Gains or losses on foreign currency transactions are included in other net income/(expense) in the income statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

Effective January 1, 2006 the Company adopted the provisions of FAS 123R, Share-Based Payment which requires employee stock options to be accounted for under the fair value method. Accordingly share-based compensation is now measured at the grant date based on the fair value of the options.

Prior to January 1, 2006 the Company accounted for employee stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and provided the required pro forma disclosures prescribed by FAS 123, Accounting for Stock-Based Compensation and FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, for fixed awards, when the exercise price of employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded.

The Company adopted FAS 123R using the modified prospective transition method. Under this method the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the option.

Pension Plans and Other Post-Employment Benefits

Effective for fiscal year 2006, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. FAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008 the Company early-adopted this provision for fiscal year 2006. The incremental effect of applying FAS 158 on individual line items on the consolidated balance sheet as of December 31, 2006 was as follows:

	Before application of FAS 158	Adjustments	After application of FAS 158
Prepaid pension cost	$116.0	$(116.0)	$—
Deferred tax (liability)/asset	(39.9)	41.5	1.6
Pension liability	—	(22.5)	(22.5)
Accumulated other comprehensive loss	$(13.0)	$(97.0)	$(110.0)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

Revision to Classification of Certain Items

During the final quarter, 2006, the Company revised the classification of certain shipping and handling costs and commission charges in its results for 2006 and comparable information for 2005 and 2004. Previously, these charges were netted off sales and are now charged to cost of goods sold and selling expenses, respectively. This has no impact on 2006 or any prior periods’ reported income before income taxes, net income, earnings per share, net cash provided by operating activities or any balance sheet category.

The classification of charges of $28.6 million and $37.1 million for the years ended December 31, 2006 and 2005, respectively, (1) with respect to shipping and handling costs has been revised from a reduction in net sales to an increase in costs of goods sold of $23.1 million and $26.5 million, respectively, and (2) with respect to commission charges has been revised from a reduction in net sales to an increase in selling expenses of $5.5 million and $10.6 million, respectively.

The impact on net sales, gross profit and selling, general and administrative expenses for the previously reported quarters, and the 2006 fourth quarter, during the two years ended December 31, 2006 is provided in Item 6.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Business Segment and Geographical Area Data

The Company divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business operates in markets which are mature with generally declining demand.

In 2006 and 2005 no single customer accounted for more than 10% of net sales. In 2004 the Company had one significant customer in the Octane Additives business who accounted for $65.7 million (13%) of net sales. In the second quarter of 2005 this customer permanently left the market for TEL for use in automotive gasoline.

The following table analyzes sales and other financial information by product group:

Product Group Data

(in millions)	2006	2005	2004
Net sales:
Fuel Specialties	$311.3	$257.1	$208.9
Performance Chemicals	120.4	109.4	48.6
Octane Additives	100.4	198.3	239.4

	$532.1	$564.8	$496.9

Gross profit:
Fuel Specialties	$106.2	$83.5	$70.1
Performance Chemicals	22.7	17.6	8.8
Octane Additives	57.8	99.0	134.1

	$186.7	$200.1	$213.0

Operating income:
Fuel Specialties	$45.7	$26.2	$20.8
Performance Chemicals	5.8	1.0	0.2
Octane Additives	34.5	69.2	104.4
FAS 87 pension (charge)/credit	—	(1.7)	2.7
Corporate costs	(22.1)	(26.7)	(33.0)
Restructuring charge	(4.5)	(31.3)	(8.3)
Impairment of Octane Additives business goodwill	(36.7)	(134.4)	(40.7)
Profit/(loss) on disposals (net)	9.2	—	(4.4)

Operating income/(loss)	$31.9	$(97.7)	$41.7

Identifiable assets at year end:
Fuel Specialties	$221.8	$237.3
Performance Chemicals	121.0	101.0
Octane Additives	224.2	224.0
Corporate	2.0	113.0

	$569.0	$675.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, corporate secretary, legal fees and investor relations;

•	running the corporate offices in the USA and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other business segments; and

•	the corporate share of the information technology, accounting and human resources departments.

Sales by geographic area are reported by source (where the transaction originates) and by destination (where the final sale to customers is made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Area Data

(in millions)	2006	2005	2004
Net sales by source:
United States	$167.1	$135.5	$86.8
United Kingdom	307.6	285.5	301.3
Rest of Europe	144.9	223.2	188.5
Other	2.1	17.3	19.9
Sales between areas	(89.6)	(96.7)	(99.6)

	$532.1	$564.8	$496.9

Net sales by destination:
United States	$173.7	$126.9	$92.0
United Kingdom	22.8	24.2	33.1
Rest of Europe	189.0	172.7	123.2
Other	146.6	241.0	248.6

	$532.1	$564.8	$496.9

Income/(loss) before income taxes:
United States	$38.8	$92.4	$(8.2)
United Kingdom	13.7	51.6	47.9
Rest of Europe	17.4	(126.1)	28.0
Other	(1.4)	(1.6)	5.0
Impairment of Octane Additives business goodwill	(36.7)	(134.4)	(40.7)

	$31.8	$(118.1)	$32.0

Long-lived assets at year end:
United States	$23.7	$25.6
United Kingdom	32.1	178.6
Rest of Europe	19.9	30.8
Other	—	0.1
Goodwill	163.8	200.4

	$239.5	$435.5

Identifiable assets at year end:
United States	$102.7	$66.2
United Kingdom	216.2	319.7
Rest of Europe	84.7	85.9
Other	1.6	3.1
Goodwill	163.8	200.4

	$569.0	$675.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Stock Option Plans

The Company has five active stock option plans, four of which provide for grants of options to key employees and non-employee directors. One other plan provides stock options on an equal basis to all U.K. employees. The current limit for the number of shares of common stock which can be issued or awarded under the plans is 3,043,000. The stock options issued have a vesting period of three to four years and expire within ten years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors which administers the plans. Grants may be priced at market value or at a premium or discount.

On January 1, 2006 the Company adopted FAS 123R. FAS 123R requires a company to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company’s financial statements for year ended December 31, 2006.

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2006	2005	2004
Dividend yield	0.4%	0.4%	0.5%
Expected life	4 years	4 years	4 years
Volatility	43.5%	43.0%	38.7%
Risk free interest rate	4.26%	4.26%	3.43%

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three year period ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding December 31, 2003	1,483,417	$10.31
Granted – at discount	74,070	$—	$22.66
– at premium	18,850	$23.00	$6.70
Exercised	(483,494)	$10.62
Cancelled	(87,565)	$7.12

Options outstanding December 31, 2004	1,005,278	$10.28
Granted – at discount	141,397	$11.55	$9.63
– at market value	94,060	$19.77	$10.52
Exercised	(130,702)	$9.01
Cancelled	(151,985)	$5.14

Options outstanding December 31, 2005	958,048	$10.10
Granted – at discount	108,703	$5.33	$12.97
Exercised	(192,169)	$12.73
Cancelled	(67,895)	$8.40

Options outstanding December 31, 2006	806,687	$8.96

The following table summarizes information about options outstanding at December 31, 2006:

Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0-$5	322,095	7.20	$—	18,627	$—	3.74
$5-$10	37,156	3.36	$7.81	37,156	$7.81	3.36
$10-$15	254,963	3.61	$13.41	254,963	$13.41	3.61
$15-$20	178,023	6.67	$17.92	47,425	$17.95	3.76
$20-$25	14,450	7.37	$23.00	—	$—	—

	806,687			358,171

The aggregate intrinsic value of fully vested stock options at December 31, 2006 is $271,168. Of the 358,171 stock options that are exercisable, 15,607 have performance conditions attached. The 2006 total FAS 123R compensation cost was $1,618,000 gross of tax and $1,052,000, net of tax. The total compensation cost related to nonvested stock options not yet recognized is $1,708,000 and this cost is expected to be recognized over the weighted-average period of 1.06 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not modified any stock option awards in 2006, 2005 or 2004. The total intrinsic value of options exercised in 2006 was $875,603. The amount of cash received from the exercise of stock option awards in 2006 was $3.0 million. The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During 2006 the new total fair value of shares vested was $887,135 respectively.

The Company adopted FAS 123R using the modified prospective transition method beginning January 1, 2006. The Company previously recorded a charge for stock options based on the intrinsic value method outlined in APB 25. The following table summarizes the effect on net income and earnings per share for the year ended December 31, 2005 and 2004 if the Company had adopted FAS 123R. As of January 1, 2006 compensation expense has been recorded within the financial statements and calculated consistently with the method prescribed in the standard:

	Net income	Basic	Diluted
2005
As disclosed	$(123.7)	$(10.00)	$(10.00)
Compensation expense, net of tax, included in net income	0.9
Compensation expense, net of tax, that would have been included had FAS 123 been adopted	(1.5)

Proforma net income	$(124.3)	$(10.05)	$(10.05)

2004
As disclosed	$6.2	$0.50	$0.48
Compensation expense, net of tax, included in net income	1.1
Compensation expense, net of tax, that would have been included had FAS 123 been adopted	(1.3)

Proforma net income	$6.0	$0.49	$0.46

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the effect of options that are dilutive and outstanding during the year. Per share amounts are computed as follows:

	2006	2005	2004
Numerator (millions of dollars):
Income/(loss) from continuing operations	$11.4	$(122.3)	$11.9
Share of affiliated company earnings	—	—	(1.0)
Discontinued operations, net of tax	—	(1.4)	(4.7)

Net income/(loss) available to common stockholders	$11.4	$(123.7)	$6.2

Denominator (in thousands):
Weighted average common shares outstanding	12,071	12,368	12,345
Dilutive effect of stock options and awards	599	—	644

Denominator for diluted earnings per share	12,670	12,368	12,989

Net income per share:
Income/(loss) before affiliated company earnings from continuing operations	$0.94	$(9.89)	$0.96
Share of affiliated company earnings	—	—	(0.08)
Discontinued operations, net of tax	—	(0.11)	(0.38)

Net income/(loss) available to common shares	$0.94	$(10.00)	$0.50

Net income per share, diluted:
Income/(loss) before affiliated company earnings from continuing operations	$0.90	$(9.89)	$0.92
Share of affiliated company earnings	—	—	(0.08)
Discontinued operations, net of tax	—	(0.11)	(0.36)

Net income/(loss) available to common shares	$0.90	$(10.00)	$0.48

In 2006, 2005 and 2004, respectively, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 4,125, 127,718 and 4,525, respectively.

Note 6.    Pension Plans

The Company maintains a contributory defined benefit pension plan covering a number of its U.K. employees (“the Plan”). The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement.

The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions since January 1, 2004 were at 5% and 22.6%, respectively, of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pensionable pay. The Plan’s assets are invested by six investment management companies in funds holding U.K. and overseas equities, U.K. and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. A full actuarial valuation of the Plan was carried out during 2006 and an update carried out as at January 19, 2007, the results of both of which are reflected in the calculations below.

Effective for fiscal year 2006, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. FAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008 the Company early-adopted this provision for fiscal year 2006. The effect of applying FAS 158 was to record a total reduction to equity through recognition in Accumulated Other Comprehensive Loss of $97.0 million on an after-tax basis.

The Company had previously used a measurement date of October 5. Accordingly, accounting and disclosure for the Plan had been as at and for the 12 months ending October 5. In accordance with FAS 158 the net pension charge of $1.5 million for the transition period of three months to December 31, 2006 has been included in the total reduction to equity of $97.0 million and disclosures for 2005 and 2004 have not been modified from those previously reported.

(in millions)	3 months to December 31 2006	12 months to October 5 2006	12 months to October 5 2005	12 months to October 5 2004
Plan net pension charge/(credit):
Service cost	$1.3	$5.0	$6.0	$6.2
Interest cost on PBO	10.5	39.7	39.9	37.4
Expected return on plan assets	(11.2)	(44.7)	(45.3)	(47.4)
Net amortization and deferral	0.9	—	1.1	1.1

	$1.5	$—	$1.7	$(2.7)

Plan assumptions:
Discount rate	5.10%	5.00%	5.00%	5.60%
Rate of increase in compensation levels	3.55%	3.55%	3.60%	3.60%
Rate of return on plan assets	5.25%	5.25%	5.30%	5.40%

Plan asset allocation by category:
Equity securities	32%	29%	32%	31%
Debt securities	67%	70%	67%	68%
Other	1%	1%	1%	1%

	100%	100%	100%	100%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate used represents the annualised yield on medium and longer term AA rated corporate bonds in the U.K. A 0.25% reduction in the discount rate would increase the Projected Benefit Obligation by around $31 million and increase the net periodic pension cost for 2007 by $2.0 million. The rate of increase in compensation levels assumes that real salary growth in Innospec will on average be restricted to 0.75% above an assumed level of price inflation of 2.8%.

The current investment strategy of the Plan is to obtain an asset allocation of 70% in favour of debt securities and 30% equity securities in order to achieve a more predictable return on assets. The overall assumption for the expected return on the market-related value of assets for the three month period to December 31, 2006 was 5.25% per annum (12 month period to October 5, 2006 – 5.30% per annum). The assumed rate of return (based on fair value) on equity securities was 7.6% per annum (12 month period to October 5, 2006 – 8.50% per annum) and on debt securities was 4.6% per annum (12 month period to October 5, 2006 – 4.60% per annum). The overall return for the three month period to December 31, 2006 and 12 month period to October 5, 2006 was adjusted to allow for the difference between the market-related value and the fair value of the Plan’s assets.

The projected net pension cost for the year ending December 31, 2007 is as follows:

(in millions)
Service cost	$5.3
Interest cost on PBO	44.7
Expected return on plan assets	(47.5)
Net amortization and deferral	2.0

$4.5

The estimated level of Company contributions into the Plan for 2007 is $7.1 million. The following benefit payments, which reflect expected future service as appropriate, are expected to be made:

(in millions)
2007	$47.6
2008	$49.0
2009	$50.3
2010	$51.7
2011	$53.1
2012 – 2016	$288.5

Company contributions to defined contribution schemes during 2006 were $1.7 million (2005 – $1.5 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	3 months to December 31 2006	12 months to October 5 2006	12 months to October 5 2005
Change in PBO
Opening balance	$909.5	$725.2	$647.8
Interest cost	10.5	39.7	39.9
Service cost	1.3	5.0	6.0
Contributions by participants	0.2	0.7	0.9
Benefits paid	(11.2)	(43.5)	(42.7)
Curtailment loss	—	—	12.5
Actuarial (gains)/losses	(11.6)	38.7	60.8
Exchange variance	(0.8)	143.7	—

Closing balance	897.9	909.5	725.2

Fair value of plan assets
Opening balance	872.9	710.7	654.6
Actual benefits paid	(11.2)	(43.5)	(42.7)
Actual contributions by employer	0.7	4.4	5.1
Actual contributions by participants	0.2	0.7	0.9
Actual return on assets	12.7	56.2	92.8
Exchange variance	0.1	144.4	—

Closing balance	875.4	872.9	710.7

Plan assets (deficit)/excess over PBO	(22.5)	(36.6)	(14.5)
Unrecognized net loss	138.5	179.6	127.7
Unrecognized prior service (credit)/cost	—	—	(0.2)
Amount recognized in Accumulated Other Comprehensive Loss	(138.5)	—	—

(Pension liability)/prepaid pension cost	$(22.5)	$143.0	$113.0

The underlying PBO and fair value of Plan assets are denominated in sterling and were previously translated at historic exchange rates. On adoption of FAS 158 at December 31, 2006, the underlying PBO and fair value of Plan assets were translated at the 2006 year end exchange rate.

The accumulated benefit obligation for the Plan was $871.7 million and $695.6 million at December 31, 2006 and 2005, respectively.

The curtailment loss of $12.5 million has been reported in restructuring costs in 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The sources of income/(loss) before income taxes were as follows:

(in millions)	2006	2005	2004
Domestic	$20.2	$1.7	$(8.2)
Foreign	11.6	(119.8)	40.2

	$31.8	$(118.1)	$32.0

The components of income tax charges are summarized as follows:

(in millions)	2006	2005	2004
Current:
Federal	$5.9	$0.2	$0.1
Foreign	15.5	(1.8)	24.5

	$21.4	$(1.6)	$24.6

Deferred:
Federal	$0.5	$—	$(1.5)
Foreign	(1.5)	5.8	(3.0)

	(1.0)	5.8	(4.5)

	$20.4	$4.2	$20.1

Cash (receipts)/payments for income taxes were $(0.7) million, $21.4 million and $13.7 million during 2006, 2005 and 2004, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(5.0)	8.4	(28.4)
Amortization	(0.4)	—	(3.5)
Foreign tax credit	(29.5)	—	—
Dividend inclusion	47.1	—	—
Impairment of Octane Additives business goodwill	40.4	(39.9)	51.4
Unrecognized net operating losses	(31.6)	2.6	7.6
Tax charge/(credit) from previous years	4.2	3.0	(5.3)
Discontinued operations	—	(0.6)	2.4
Investment write-off	—	(3.8)	—
Other (net)	4.0	(8.2)	3.6

	64.2%	(3.5)%	62.8%

The $36.7 million charge in respect of the impairment of Octane Additives business goodwill has no cash or taxation impact and represents a significant factor in the variation from the U.S. federal statutory rate. Other significant factors affecting the variation to the statutory rate is an upstream loan, treated as a dividend under U.S. tax rules, net of foreign tax credits and the use of tax losses for which no deferred tax asset had been recognized. The mix of taxable profits generated in the different geographical localities in which the Group operates had a positive impact on the effective tax rate in 2006.

Details of deferred tax assets and liabilities are as follows:

(in millions)	2006	2005
Deferred tax assets:
Excess of tax over book basis in property, plant and equipment	$3.3	$10.6
Net operating loss carry forwards	1.8	9.7
Pension liability	6.8	—
Other	2.7	—

	14.6	20.3
Valuation allowance	(1.0)	(8.9)

Total deferred tax assets	13.6	11.4

Deferred tax liabilities:
Prepaid pension cost	—	(33.9)
Intangible assets	(6.9)	(7.5)
Other	(5.1)	(11.9)

	(12.0)	(53.3)

Total net deferred tax asset/(liability)	$1.6	$(41.9)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2006, the Company considers it more likely than not that no valuation allowance is required for $0.8 million (2005 - $0.8 million) of its net operating loss carry forwards. These net operating loss carry forwards in 2004 and 2003 were generated in France as a result of restructuring activity in Europe. It is expected that sufficient taxable profits will be generated against which the net operating loss carry forwards can be relieved before their usage expires in approximately two years time.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized an additional valuation allowance would be required and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company has not made provision for unremitted earnings from overseas subsidiaries on the grounds that they will not be remitted as they are required in the entities concerned or will continue to be used to fund further investment into other territories. Any determination of the potential amount of unrecognized deferred taxes is not practicable due to the complexities associated with its hypothetical calculation.

Note 8.    Acquisitions

On January 14, 2005, the Company acquired a 100% interest in Finetex, Inc. (“Finetex”) for consideration of $21.2 million. The Company purchased 234 common shares which were valued at $17.4 million. The balance of the funds was used to separately acquire the two properties on which the business operates and to pay costs of the acquisition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets. The results of Finetex have been consolidated since the acquisition date and have been reported in the Performance Chemicals business segment. In 2005, since its acquisition by the Company, Finetex contributed $18.4 million of net sales and a net profit of $0.2 million to the consolidated net loss ($0.02 profit per basic share). During the third quarter of 2005 the inventory standard costing process at Finetex was updated. This led to an increase of $0.5 million in the fair value of inventory acquired and a corresponding reduction in goodwill. The following values have been assigned to the major classes of assets and liabilities in the balance sheets of the acquired entities at acquisition date:

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

The following unaudited information illustrates the results of operations for the years ended December 31, 2005 and 2004 as if all the acquisitions had occurred on January 1, 2003. It has been adjusted to reflect amortization of goodwill on acquisitions and financing transactions and the related interest expense. This information is for illustrative purposes only and is not meant to be indicative of actual results that might have been achieved or results that might be attained in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Proforma Information

(in millions except per share data)	2005	2004
Net sales	$564.8	$515.8
Net (loss)/income	$(123.7)	$7.7
Earnings per share – basic	$(10.00)	$0.62
– diluted	$(10.00)	$0.59

On June 30, 2004, the Company acquired a 100% interest in Leuna Polymer GmbH (“Leuna”) for consideration of $8.1 million. The Company purchased one common share which was valued at €1. Leuna is a manufacturer of diesel fuel additives and specialty waxes. Leuna was released from receivership in late June 2004 and consequently its results have only been consolidated since the beginning of July 2004.

On July 8, 2004, the Company purchased the 50% share in Octel Starreon LLC (now called Innospec Fuel Specialties LLC) which had previously been held by Starreon Corporation LLC for total consideration of $43.8 million. The value of the partnership interest acquired from Starreon Corporation LLC was $0.6 million. The results of Innospec Fuel Specialties LLC were already consolidated prior to acquisition of the remaining 50%, though from July 2004 there has been no charge in the income statement for minority interests in relation to Innospec Fuel Specialties LLC.

On August 26, 2004, the Company acquired a 100% interest in Aroma & Fine Chemicals Limited (“AFC”) for $34.5 million. The results of AFC have been consolidated since September 1, 2004. 1.3 million common shares were purchased at a value of $0.2 million. Of the total consideration $4.8 million is in the form of Loan Notes, half of which were repaid in January 2006 with the remaining half repaid in October 2006. AFC manufactures aroma chemicals which are principally sold into the household, institutional, industrial and personal care markets.

The following unaudited information illustrates the results of operations for the year ended December 31, 2004 as if the 2004 acquisitions had been made on January 1, 2004.

Unaudited Proforma Information

(in millions except per share data)	2004
Net sales	$537.4
Net income	$8.5
Earnings per share – basic	$0.69
– diluted	$4.89

Innospec Fuel Specialties LLC was fully consolidated by the Company prior to the acquisition of the remaining 50% held by Starreon Corporation LLC, with the appropriate 50% proportion of its net income and balance sheet recognized as minority interest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill recognized in respect of Innospec Fuel Specialties LLC has been included within the Petroleum Specialties business segment and the goodwill in respect of AFC has been included within Performance Chemicals (see Note 9).

Note 9.    Goodwill

Goodwill comprises the following:

(in millions)	Fuel Specialties	Performance Chemicals	Octane Additives	Total
Gross cost – at January 1, 2005	$117.5	$27.3	$485.5	$630.3
Acquisitions	—	3.6	—	3.6
Disposals	—	(0.5)	—	(0.5)
Exchange effect	(0.4)	—	(0.1)	(0.5)
Impairment	—	—	(134.4)	(134.4)

Gross cost – at December 31, 2005	117.1	30.4	351.0	498.5

Amortization – at January 1, 2005	(8.3)	(0.3)	(289.5)	(298.1)

Amortization – at December 31, 2005	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2005	$108.8	$30.1	$61.5	$200.4

Gross cost – at January 1, 2006 (1)	$117.1	$30.4	$351.0	$498.5
Exchange effect	0.1	—	—	0.1
Impairment	—	—	(36.7)	(36.7)

Gross cost – at December 31, 2006	117.2	30.4	314.3	461.9

Amortization – at January 1, 2006	(8.3)	(0.3)	(289.5)	(298.1)

Amortization – at December 31, 2006	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2006	$108.9	$30.1	$24.8	$163.8

The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 3.

The Company adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. This requires that goodwill deemed to have an indefinite life should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

Due to the continuing decline in the world market for Octane Additives, goodwill in respect of the Octane Additives business segment is reviewed for impairment on a quarterly basis.

The Company has elected to perform its annual tests in respect of Fuel Specialties and Performance Chemicals goodwill as of December 31 each year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In reviewing for any impairment charge the fair value of the impaired reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best estimates at that time.

Based on the impairment reviews conducted in respect of the Octane Additives business during 2006 and 2005 impairment charges of $36.7 million and $134.4 million, respectively, were recognized. These charges are non-cash in nature and have no impact on taxation. The Company will continue to perform impairment reviews in respect of the Octane Additives business segment on a quarterly basis and will recognize further charges as appropriate.

At the end of the fourth quarter of 2006 the Company performed its annual impairment review for goodwill for Fuel Specialties and Performance Chemicals and believes that there has been no impairment of goodwill in respect of those reporting segments.

Note 10.    Intangible Assets

Intangible assets comprise the following:

(in millions)	2006	2005
Gross cost
– Veritel	$60.6	$60.6
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9
– Other	0.3	0.3

	86.9	86.9

Accumulated amortization
– Veritel	(50.6)	(40.4)
– Technology	(1.7)	(1.0)
– Customer relationships	(3.6)	(2.1)
– Patents	(0.6)	(0.3)
– Other	(0.2)	(0.1)

	(56.7)	(43.9)

	$30.2	$43.0

Veritel

An intangible asset was recognized in 2001 in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. An initial signing fee of $5.0 million was paid on entering into the agreement. In December 2001, notice was given of a permanent source interruption which triggered further payments due to Veritel of $70.0 million. Under the terms of a separate marketing agreement with Ethyl, $24.5 million was recoverable from Ethyl, and the Company’s share of $50.5 million was capitalized by our Swiss subsidiary. The asset is being amortized on a straight-line basis over the six years ending December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technology

Following the acquisition of the remaining 50% of Octel Starreon LLC (now called Innospec Fuel Specialties LLC) on July 8, 2004, the Company recognized an intangible asset of $2.3 million in respect of various technological approvals the business has received from certain military and civilian authorities. The approvals act as a barrier to entry to any potential competitor in the market who would wish to supply these products.

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

Intangible assets were recognized in 2004 in respect of both the Octel Starreon LLC ($9.0 million), now called Innospec Fuel Specialties LLC, and Aroma & Fine Chemicals Limited ($2.8 million) acquisitions. These relate to ongoing customer relationships. These have an expected life of ten years and will be amortized on a straight-line basis over that period. No residual value is anticipated.

Patents

Following the acquisition of Finetex, the Company recognized an intangible asset of $2.9 million in respect of patents and trade marks. These have an expected life of ten years and will be amortized on a straight-line basis over that period.

Other

The remaining balance relates chiefly to software costs which are amortized over 3 years.

The Company adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. This requires that intangible assets should be subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred. The Company has elected to perform its annual tests in respect of its intangible assets as of December 31 each year. At the end of the fourth quarter of 2006, the Company performed its annual impairment review of intangible assets and believes that no impairment exists.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset amortization expense was $12.7 million, $12.7 million and $11.2 million in 2006, 2005 and 2004, respectively.

Future estimated amortization expense is $12.7 million per annum for 2007 and $2.6 million per annum for 2008 through to 2011.

Note 11.    Deferred Finance Costs

The Company entered into a three and one half year financing facility on December 13, 2005 (see Note 14). This replaced the previous Company debt facility which existed at December 31, 2004. The net book amount of the deferred finance costs which had been capitalized as a result of the refinancing in January 2004, some $1.4 million at the beginning of 2005, was amortized in full during 2005 as a consequence of the refinancing.

During 2006 and 2005, $0.5 million and $2.1 million of refinancing costs have been capitalized, respectively. These were incurred in relation to the refinancing entered into on December 13, 2005. These will be amortized over the expected life of the agreement using the average interest method.

(in millions)	2006	2005
Gross cost	$2.6	$2.1
Accumulated amortization	(1.0)	—

	$1.6	$2.1

Amortization expense was $1.1 million, $1.3 million and $1.4 million in 2006, 2005 and 2004, respectively. The charge is included in interest payable (see Note 2).

Note 12.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2006	2005
Land	$8.2	$7.9
Buildings	4.6	5.0
Equipment	89.3	67.5
Work in progress	3.4	5.5

	105.5	85.9
Less accumulated depreciation	(39.0)	(18.6)

	$66.5	$67.3

Of the total net book value of equipment at December 31, 2006, $0.1 million (2005 – $0.3 million) is in respect of assets held under capital leases. These assets were principally computer hardware in both 2006 and 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation charges were $13.6 million, $14.7 million and $11.9 million in 2006, 2005 and 2004, respectively.

The estimated additional cost to complete work in progress is $3.1 million (2005 – $2.6 million).

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

Movements in the provisions are summarized as follows:-

	2006	2006	2006	2006	2005
(millions of dollars)	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$7.8	$0.1	$23.2	$31.1	$28.6
Charge for the period	2.4	2.1	1.6	6.1	21.8
Acquisitions	—	—	—	—	0.9
Expenditure	(7.0)	(1.9)	(1.3)	(10.2)	(18.9)
Exchange effect	0.6	—	0.2	0.8	(1.3)

Total at December 31	3.8	0.3	23.7	27.8	31.1
Due within one year	(3.1)	(0.3)	(2.2)	(5.6)	(10.1)

Balance at December 31	$0.7	$—	$21.5	$22.2	$21.0

Severance charges are recognized in the Income Statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $1.5 million was recognized in respect of cost reduction programs in manufacturing and support activities on the U.K. Octane Additives manufacturing site in Ellesmere Port. $0.6 million was recognized in respect of additional salary and other emoluments to be paid to the former CEO pursuant to an agreement governing the terms of the former CEO’s resignation dated April 8, 2005 (the “Resignation Agreement”). It is expected that $0.7 million of the salary and other emoluments to be paid to the former CEO pursuant to the Resignation Agreement will be paid after more than one year. In addition, $0.2 million was recognized in relation to severance of corporate staff.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Restructuring

These costs comprise $1.5 million in respect of site clearance in the U.K., $0.4 million in relation to costs associated with a plan to consolidate manufacturing activities on to one site in one of our U.S. businesses and $0.3 million in respect of the relocation of our European Headquarters to the Ellesmere Port site.

Remediation

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

Remediation expenditure against provisions in 2006, 2005, and 2004 was $1.3 million, $2.2 million, and $2.0 million, respectively.

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in 2006 was $1.6 million.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main U.K. site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Note 14.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2006	2005
Senior term loan	$90.0	$100.0
Revolving credit	58.0	40.0
Loan Notes	—	4.3
Capital leases	0.1	0.3

	148.1	144.6
Less current portion	(15.1)	(14.5)

	$133.0	$130.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments of interest on long-term debt were $9.3 million, $7.6 million and $4.7 million in 2006, 2005 and 2004, respectively.

The net cash outflow in respect of refinancing costs was $0.5 million, $2.0 million and $2.7 million in 2006, 2005 and 2004, respectively.

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

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. $10 million of this term loan was repaid on July 31, 2006. Further repayments of the term loan are due of $15m on January 31 of 2007, $20 million on January 31 of 2008 and a final repayment of $55 million on June 12 of 2009. An additional revolving credit facility was also agreed which will expire on June 12, 2009, or later if the facility is extended. This revolving credit facility was initially $67.1 million but was then increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks.

There was $148.0 million outstanding under the terms of the new facility at December 31, 2006. In January 2007 the Company repaid $73 million under the principal facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009, or later if the facility is extended.

The facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company during 2006 due to such ratio not being exceeded.

Management believes that the Company has not breached these covenants throughout 2006. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

On acquisition of Aroma & Fine Chemicals Limited on August 26, 2004, the Company issued £2.5 million ($4.3 million) of Loan Notes to the vendors. These Loan Notes were secured by an equal amount of restricted cash in escrow and were repaid in two equal tranches in January and October 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No assets held under capital leases were capitalized during 2006 (2005 - $nil). In 2004, leases were capitalized primarily in respect of items of computer hardware based in the U.K. which expire in 2007. $0.2 million of capital repayments were made during both 2006 and 2005.

The following table presents the projected annual maturities for the next four years after 2006:

(in millions)	Term loan	Revolving credit facility	Capital leases	Total
2007	$15.0	$—	$0.1	$15.1
2008	20.0	—	—	20.0
2009	55.0	58.0	—	113.0
2010	—	—	—	—

	$90.0	$58.0	$0.1	$148.1

The weighted average rate of interest on borrowings was 6.6% at December 31, 2006 and 6.1% at December 31, 2005.

Note 15.    Deferred Income

Movements in deferred income are summarized as follows:

(in millions)	2006	2005
Received	$39.1	$39.1
Amortized	(36.2)	(34.2)

	2.9	4.9
Less: current portion	(2.0)	(2.0)

	$0.9	$2.9

Deferred income of $38.6m relates to amounts received from Ethyl relating to a prepayment for services to be provided under the sales and marketing agreement with OBOAdler, effective January 1, 2000.

The remaining $0.5m relates to post acquisition government grants received in Leuna Polymer GmbH.

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2006	2005	2004	2006	2005	2004
At January 1	14,777	14,777	14,777	2,452	2,440	2,718
Exercise of options	—	—	—	(202)	(135)	(483)
Stock purchases	—	—	—	625	147	205

At December 31	14,777	14,777	14,777	2,875	2,452	2,440

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Fair Value of Financial Instruments

The following table presents the carrying amount and fair values of the Company’s financial instruments at December 31, 2006 and 2005:

	2006		2005
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-derivatives:
Cash and cash equivalents	$101.9	$101.9	$68.9	$68.9
Restricted cash	—	—	4.3	4.3
Long-term debt	148.1	148.1	140.3	140.3
Derivatives:
Interest rate swaps	0.4	0.4	0.1	0.1
Interest rate swap option	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange contracts	$0.4	$0.4	$(0.6)	$(0.6)

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

The cumulative gains and losses on the interest rate swaps are summarized as follows:

(in millions)	2006	2005
Balance at January 1	$0.1	$0.1
Change in fair value	0.3	—

Balance at December 31	$0.4	$0.1

The interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying variable rate debt obligations that stood at $90.0 million at December 31, 2006. $20.0 million of the swaps mature on December 14, 2007 and the remaining $30.0 million on June 12, 2009.

The hedges were determined to be effective and consequently the unrealized gain of $0.4 million in 2006 (2005 – $0.1 million) has been recorded in accumulated other comprehensive income. Ineffectiveness was determined to be immaterial in 2006 and 2005

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and accordingly no gain or loss was recognized in earnings in either period. The Company does not expect any significant portion of the gain to be reclassified into earnings in the next 12 months.

Foreign exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts is largely due to changes in exchange rates against the U.S. dollar. Towards the end of 2005 the U.S. dollar strengthened against other major currencies, however, by the end of 2006 it had weakened against these same currencies.

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

The Company has determined to hedge a proportion of the outstanding variable rate debt obligation. As of December 31, 2006 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$30.0	4.765%	June 12, 2009
	$20.0	4.370%	December 14, 2007

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Commitments and contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $1.9 million in 2006, $2.4 million in 2005 and $2.7 million in 2004. Future commitments under non-cancellable operating leases are as follows:

(in millions)
2007	$1.4
2008	1.1
2009	0.8
2010	0.6
2011	0.9
Thereafter	1.3

$6.1

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately US$2.9 million.

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (OFAC) regarding transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. Disclosures, amongst other items, included that the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-U.S. subsidiaries since January 1999 was approximately $26.6 million.

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

The Chief of the Office of Global Security Risk (“OGSR”) of the Securities and Exchange Commission’s (“SEC”) Division of Corporation Finance sent a letter to the Company dated November 22, 2005 (“SEC comment letter”) regarding its Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the quarter ended June 30, 2005. The SEC comment letter focused on matters arising from the Company’s voluntary disclosure to OFAC. In response to the SEC comment letter, the Company submitted a letter to OGSR on December 14, 2005 and continued to be in correspondence with OGSR, regarding the submission of further information concerning its voluntary disclosure to OFAC during 2006. On November 13, 2006 the OGSR confirmed to the Company that it has no further comments on the Company’s disclosure in this matter.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Oil For Food

On February 7, 2006, the SEC notified the Company that it had commenced an inquiry to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program between June 1, 1999 and December 31, 2003. As part of its inquiry, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. The Company, and its officers and directors, are cooperating with the SEC inquiry. At this time, management is not able to predict whether the SEC will seek to impose any fines or penalties in this matter if the Company or its subsidiaries is found not to have complied with the relevant laws.

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation. This dispute is the subject of arbitration proceedings in the London Court of International Arbitration (“LCIA”). Pursuant to these proceedings, an interim order was made on September 29, 2006 requiring Ethyl to pay the increased price claimed by the Company into an escrow account pending final determination of the arbitration. The difference in prices that the Company is claiming is equivalent to approximately $3 million on an annualized basis. At December 31, 2006, Ethyl had placed approximately $1.7 million into the escrow account in respect of TEL product supplied by us during the nine months ended September 30, 2006.

The Company has also commenced proceedings in the LCIA against Ethyl regarding its marketing agreements for the supply of TEL covering the rest of the world. The Company and Ethyl are parties to certain exclusive marketing agreements governing the global marketing and sale of TEL, except in North America. One obligation on both parties is to refrain from conducting any business in their own interests that might defeat or damage the purpose of these agreements. The Company believes Ethyl has breached this duty by actively marketing and selling an alternative product. As a result, the Company is claiming damages in excess of $40 million, as well as the right to terminate these agreements.

The Company is confident in its position on these matters and believes that it will prevail. Regardless of the outcome, the Company does not believe that the disputes will have a material adverse effect on the financial position or results of the Company.

Other legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including product liability claims. At December 31, 2006 the only claim of any potential consequence in which we are involved is a potential claim, which could total up to approximately $4 million, indicated by one customer that we supplied them with products that did not meet their specifications. We have denied such claim

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and to date legal proceedings have not been issued. Whilst it is not possible to predict the outcome of such a matter we are confident in our position. In addition, we have insurance coverage to mitigate any potential damages.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of December 31, 2006, for $7.8 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (“OWM”) on June 26, 2003, the Company indemnified the purchaser in respect of the environmental liability arising from the possible historic contamination of its leased site at Ellesmere Port, U.K. up to a maximum of £2.0 million ($3.9 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 26, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the Company’s remediation provision.

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($7.2 million).

There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the indemnity or warranties.

Note 20.    Profit/(loss) on disposals

(in millions)	2006	2005	2004
Profit on disposal of surplus U.K. real estate	$9.6	$—	$—
Prepaid disposal costs	(0.4)
Profit on disposal of French office	—	—	4.7
Loss on disposal of Swedish manufacturing	—	—	(9.1)

	$9.2	$—	$(4.4)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The profit on disposal of surplus U.K. real estate relates to the sale in August of the Company’s former Fuel Technology Centre in Bletchley and sale in July of the Company’s former sports and social club.

Prepaid disposal costs relate to expenditure being incurred in respect of one of our U.S. former manufacturing sites, in advance of it being marketed and disposed of.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Discontinued operations

On December 31, 2005, the Company disposed of two non-core businesses, Octel Performance Chemicals Inc. and the Gamlen Industries SA waste water treatment business. The consideration received was $1.2 million and $1.9 million, respectively. The net assets disposed of were $3.1 million which comprised:

(millions of dollars)	Octel Performance Chemicals Inc.	Gamlen Industries SA waste water treatment business
Accounts receivable	$1.0	$0.4
Inventories	0.9	0.5
Property, plant and equipment	0.5	0.1
Goodwill	0.5	—
Accounts payable	(0.9)	(0.3)
Intercompany balances	0.4	—

	$2.4	$0.7

The net loss on disposal for Octel Performance Chemicals Inc. was $1.6 million which includes the net loss for the year of $0.4 million.

The net profit on disposal of the Gamlen Industries SA waste water treatment business was $0.2 million which includes the net loss for the year of $0.3 million, professional fees of $0.2 million and a tax charge of $0.5 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22.    Other balance sheet information

Restricted cash

During 2004 the Company acquired Aroma & Fine Chemicals Limited (see Note 8). Of the total consideration $4.8 million (£2.5 million) was in the form of Loan Notes, half of which were repaid in January 2006 with the remaining half repaid in October 2006.

Other assets

Included within other assets are investments that are not consolidated by the Company on the grounds that the Company does not have a controlling financial interest. These investments are held at cost less provision for impairment. The principal affiliates are as follows:

Ownership interest
Ferrous Corp	47.7%
PotatoPak Limited	27.5%

All of the unconsolidated affiliates are privately held companies and as such quoted market prices are not available. No dividends were received during 2006, 2005 and 2004.

In 2006 the Company sold its 20% share of Deurex and 50.0% share of Octel Chemay (Pty) Limited, both for no profit or loss. During the year the Company made sales of €1.3 million ($1.6 million) to Deurex Micro Technologies GmbH (Deurex). At December 31, 2006, the balance owed to the Company by Deurex was €0.1 million ($0.2 million).

Note 23.    Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset will only be recognized if it is more likely than not that a tax position ultimately will be sustained upon audit. After this threshold is met, management’s best estimate of the associated benefit will be recorded. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt FAS 157 effective the first quarter of 2008 and is currently evaluating the impact on its financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for fiscal years beginning after November 15, 2007 though earlier application is permitted under certain circumstances. The Company will begin to assess the impact, if any, that the adoption of FAS 159 will have on its financial statements.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in the Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, United Kingdom (PwC), an independent registered public accounting firm, as stated in their report that is included on pages 50 and 51 of this Annual Report.

Changes in Internal Controls over Financial Reporting

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

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Information under the heading “Management” set out in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007 (“the Proxy Statement”) is incorporated herein by reference.

At its Board Meeting on February 24, 2004 the Company formally adopted a Code of Ethics. Any stockholder who requires a copy of the Code of Ethics, Corporate Governance Guidelines or any of the Board Committee Charters may obtain one by writing to the General Counsel, Innospec Inc., Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, CH65 4EY, e-mail investor@innospecinc.com. These documents can also be accessed via the Company’s website, www.innospecinc.com.

Information regarding the composition and the workings of the Audit Committee are included under the headings “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Audit Committee Report” in the Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation

The information under the heading “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

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

The current limit for the total amount of shares which can be issued or awarded under the Company’s six share option plans is 3,043,000.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Transactions with Executives, Officers, Directors and Others” and “Certain Other Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is contained in the Audit Committee Report under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 16, 2007, appear on pages 50 through 95 of the 2006 Form 10-K to stockholders, are incorporated in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-laws of the Registrant. (1)

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)

4.3	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

4.4	Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)

4.5	Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit A). (4)

4.6	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

4.7	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

4.8	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6)

4.9	Amendment to Rights Agreement. (10)

4.10	Share Repurchase Plan between the Company and J. P. Morgan Securities Inc. dated February 16, 2006. (23)

4.11	Share Repurchase Plan between the Company and J. P. Morgan Securities Inc. dated August 21, 2006. (25)

10.1	Tax Disaffiliation Agreement between GLCC and the Registrant. (1)

10.2	Corporate Services Transition Agreement between GLCC and the Registrant. (1)

10.3	Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)

10.4	Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)

10.5	Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)

10.6	Ethyl Corporation Market and Sales Agreement. (4)

10.7	Innospec Inc. Non Employee Directors Stock Option Plan. (4)

10.8	Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)

10.9	Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)

10.10	Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)

10.11	Innospec Inc. Time Restricted Stock Option Plan. (3)

10.12	Innospec Inc. Performance Related Stock Option Plan. (3)

10.13	Associated Octel Savings-Related Stock Option Plan. (3)

10.14	Form of Innospec Inc. Approved Company Share Option Plan. (8)

10.15	Form of Innospec Inc. Profit Sharing Share Scheme. (8)

10.16	Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)

10.17	Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)

10.18	Consultancy Agreement between Innospec Inc. and Robert E Bew. (9)

10.19	Employment offer letter from The Associated Octel Company Limited to Ian A Watling. (11)

10.20	Employment offer letter from The Associated Octel Company Limited to Philip J Boon. (11)

10.21	Executive Services agreement, Richard Shone (13)

10.22	Contract of Employment, Sharon Todd. (13)

10.23	Contract of Employment, Ian McRobbie. (13)

10.24	Contract of Employment, Paul Jennings. (13)

10.25	Contract of Employment, Alexander Dobbie. (13)

10.26	Contract of Employment, Dr. Catherine Hessner. (17)

10.27	Contract of Employment, Andrew Hartley. (17)

10.28	$100,000,000 term loan agreement between Innospec Inc., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999. (6)

10.29	US$250,000,000 Facilities Agreement dated 29 October 2001 for Innospec Inc. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent. (12)

10.30	Amendment and Restatement Agreement, dated 30 January 2004, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto. (14)

10.31	Business and Asset Purchase Agreement, dated November 15, 2004, between Bycosin AB, Håkan Byström and others, and Octel Petroleum Specialties Limited. (16)

10.32	Supply Agreement, dated November 15, 2004, between Bycosin AB and Pesdo Swedcap Holdings AB. (16)

10.33	Resignation Agreement of Mr. D. Kerrison, dated April 12, 2005. (18)

10.34	Contract of Employment, Paul W. Jennings, dated September 21, 2005. (19)

10.35	Contract of Employment, Patrick Williams, dated October 11, 2005. (20)

10.36	Fixed term agreement, James F. Lawler, dated December 7, 2005. (21)

10.37	Amendment and Restatement Agreement, dated 13 December, 2005, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto.

10.38	Contract of Employment, Ian Cleminson, dated June 30, 2006. (24)

12.1	Statement Regarding Computation of Financial Ratios (filed herewith).

13.1	Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)

14	The Innospec Inc. Code of Ethics. (15)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney of Directors and Officers of the Registrant. (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended. (7)

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-/A.

(2)	Incorporated by reference to the Company’s Form 10-/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 10-Q on November 10, 1998.

(6)	Filed with the Company’s Form 8-K on November 12, 1999.

(7)	Filed with the Company’s Form 8-K/A on January 20, 2000.

(8)	Filed with the Company’s Form 10-K on March 26, 1999.

(9)	Filed with the Company’s Form 10-K on March 27, 2000.

(10)	Filed with the Company’s Form 8-K on July 21, 2000.

(11)	Filed with the Company’s Form 10-K on March 26, 2001.

(12)	Filed with the Company’s Form 10-K on March 25, 2002.

(13)	Filed with the Company’s Form 10-K on March 28, 2003.

(14)	Filed with the Company’s Form 8-K on February 9, 2004.

(15)	Filed with the Company’s Proxy Statement on March 15, 2004.

(16)	Filed with the Company’s Form 8-K on November 19, 2004.

(17)	Filed with the Company’s Form 10-K on March 31, 2005.

(18)	Filed with the Company’s Form 8-K on April 12, 2005.

(19)	Filed with the Company’s Form 8-K on September 27, 2005.

(20)	Filed with the Company’s Form 8-K on October 12, 2005.

(21)	Filed with the Company’s Form 8-K on December 7, 2005.

(22)	Filed with the Company’s Form 8-K on December 19, 2005.

(23)	Filed with the Company’s Form 8-K on February 17, 2006.

(24)	Filed with the Company’s Form 8-K on June 30, 2006.

(25)	Filed with the Company’s Form 8-K on August 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ Paul W. Jennings
(Registrant)		PAUL W. JENNINGS
Date:		President and Chief Executive Officer
March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2007:

/s/ Ian P. Cleminson Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ Robert E. Bew Dr Robert E. Bew	Chairman and Director

/s/ Hugh G. C. Aldous Hugh Aldous	Director

/s/ Charles M. Hale Charles M. Hale	Director

/s/ Martin M. Hale Martin M. Hale	Director

/s/ Samuel A. Haubold Samuel A. Haubold	Director

/s/ James Puckridge James Puckridge	Director