Form 10-Q
period 2007-03-31
INNOSPEC INC.
filed 2007-05-10
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2007
Common Stock, par value $0.01	12,006,600

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, the outcome of the Company’s disputes with Ethyl and the impact on the Company’s tetra ethyl lead business related thereto, changes in the terms of trading with significant customers or gain or loss thereof, our ability to continue to achieve organic growth in our Fuel Specialties and Performance Chemicals businesses, our ability to successfully integrate any acquisitions in those business segments, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company's voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury or other regulatory actions and other risks, uncertainties and assumptions identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and those identified in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(millions of dollars except share and per share data)	2007	2006
Net sales (Note 2)	$145.3	$124.3
Cost of goods sold	(95.6)	(77.8)

Gross profit (Note 2)	49.7	46.5
Operating expenses
Selling, general and administrative	(25.1)	(22.1)
Research and development	(3.2)	(2.5)
Restructuring charge	(0.7)	(0.9)
Amortization of intangible assets (Note 4)	(3.1)	(3.1)
Impairment of Octane Additives business goodwill (Note 5)	(4.4)	(11.3)

	(36.5)	(39.9)
Operating income (Note 2)	13.2	6.6
Interest expense (net)	(1.6)	(1.4)
Other net income	0.1	0.1

Income before income taxes	11.7	5.3
Income taxes (Note 6)	(5.7)	(4.7)

Net income	$6.0	$0.6

Earnings per share (Note 7):
Basic	$0.50	$0.05

Diluted	$0.47	$0.05

Weighted average shares outstanding (in thousands) (Note 7):
Basic	11,897	12,329

Diluted	12,646	12,866

Dividend declared per common share (Note 8):	$0.09	$0.08

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	March 31 2007	December 31 2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$34.7	$101.9
Accounts receivable (less allowance of $2.1 and $2.5, respectively)	83.7	78.3
Inventories
Finished goods	87.4	83.7
Work in progress	22.5	25.2
Raw materials	10.6	11.1

Total inventories	120.5	120.0
Prepaid expenses	3.8	5.1

Total current assets	242.7	305.3

Property, plant and equipment	107.1	105.5
Less accumulated depreciation	(42.4)	(39.0)

Net property, plant and equipment	64.7	66.5

Goodwill—Octane Additives (Note 5)	20.4	24.8
Goodwill—Other (Note 5)	139.1	139.0
Intangible assets (Note 4)	27.1	30.2
Deferred finance costs	1.3	1.6
Deferred income taxes	5.6	1.6

	$500.9	$569.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	March 31 2007	December 31 2006
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$55.9	$50.0
Dividend payable	1.1	—
Accrued liabilities	47.8	55.5
Accrued income taxes	5.1	14.7
Short-term borrowings (Note 9)	20.0	15.1
Current portion of plant closure provisions (Note 10)	5.2	5.6
Current portion of unrecognized tax benefits (Note 6)	9.2	—
Current portion of deferred income	1.9	2.0

Total current liabilities	146.2	142.9

Long-term debt, net of current portion (Note 9)	55.0	133.0
Plant closure provisions, net of current portion (Note 10)	22.3	22.2
Unrecognized tax benefits, net of current portion (Note 6)	26.5	—
Pension liability (Note 3)	22.7	22.5
Other liabilities	1.3	22.4
Deferred income, net of current portion	0.5	0.9
Minority interest	0.1	0.1
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 14,777,250 shares	0.1	0.1
Additional paid-in capital	282.5	281.7
Treasury stock (2,880,781 and 2,874,747 shares at cost, respectively)	(46.9)	(44.7)
Retained earnings	99.7	97.9
Accumulated other comprehensive income	(109.1)	(110.0)

Total stockholders’ equity	226.3	225.0

	$500.9	$569.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(millions of dollars)	2007	2006
Cash Flows from Operating Activities
Net income	$6.0	$0.6
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	6.9	6.4
Impairment of Octane Additives business goodwill (Note 5)	4.4	11.3
Deferred income taxes	(0.2)	0.3
Changes in working capital:
Accounts receivable and prepaid expenses	(2.9)	(5.6)
Inventories	(1.2)	(8.6)
Accounts payable and accrued liabilities	(1.4)	(19.8)
Income taxes and other current liabilities	(2.3)	12.7
Movement on plant closure provisions	(0.4)	(3.1)
Movement on pension (liability)/prepayment	0.1	(0.8)
Stock option compensation charge	0.5	0.4
Movements on other non-current liabilities	—	(1.5)
Movement on deferred income	(0.5)	—

Net cash provided by/(used in) operating activities	9.0	(7.7)

Cash Flows from Investing Activities
Capital expenditures	(1.9)	(1.1)

Net cash (used in) investing activities	(1.9)	(1.1)

Cash Flows from Financing Activities
Receipt of short-term borrowings	—	0.2
Repayment of short-term borrowings	(15.0)	—
Receipt of long-term borrowings	—	2.0
Repayment of long-term borrowings	(58.0)	—
Payments on capital leases	(0.1)	—
Refinancing costs	—	0.1
Issue of treasury stock	0.7	1.0
Repurchase of common stock	(3.0)	(3.1)

Net cash (used in)/provided by financing activities	(75.4)	0.2
Effect of exchange rate changes on cash	1.1	(0.6)

Net change in cash and cash equivalents	(67.2)	(9.2)
Cash and cash equivalents at beginning of period	101.9	68.9

Cash and cash equivalents at end of period	$34.7	$59.7

Amortization of deferred finance costs of $0.3m (2006—$0.2m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0
Net income	—	—	—	6.0	—	6.0
Dividend ($0.09 per share)	—	—	—	(1.1)	—	(1.1)
Derivatives (1)	—	—	—	—	(0.1)	(0.1)
Net CTA change (2)	—	—	—	—	1.0	1.0
Treasury stock re-issued	—	—	0.8	—	—	0.8
Treasury stock repurchased	—	—	(3.0)	—	—	(3.0)
Stock option compensation charge	—	0.9	—	—	—	0.9
Cumulative effect of adoption of FIN 48	—	—	—	(3.1)	—	(3.1)
Redemption of treasury stock	—	(0.1)	—	—	—	(0.1)

Balance at March 31, 2007	$0.1	$282.5	$(46.9)	$99.7	$(109.1)	$226.3

(1)	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(millions of dollars)	2007	2006
Net income for the period	$6.0	$0.6
Changes in cumulative translation adjustment	1.0	0.7
Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax	(0.1)	0.3

Total comprehensive income	$6.9	$1.6

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

It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on March 16, 2007.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

NOTE 2—SEGMENTAL REPORTING

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(millions of dollars)	2007	2006
Net sales
Fuel Specialties	$85.8	$70.2
Performance Chemicals	34.0	28.6
Octane Additives	25.5	25.5

	$145.3	$124.3

Gross profit
Fuel Specialties	$29.9	$25.4
Performance Chemicals	7.4	5.7
Octane Additives	12.4	15.4

	$49.7	$46.5

Operating income
Fuel Specialties	$14.3	$12.7
Performance Chemicals	2.6	1.8
Octane Additives	7.5	10.2
FAS 158/87 pension (charge)	(1.1)	—
Corporate costs	(5.0)	(5.9)

	18.3	18.8

Restructuring charge	(0.7)	(0.9)
Impairment of Octane Additives business goodwill	(4.4)	(11.3)

	$13.2	$6.6

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments.

	Three Months Ended March 31
(millions of dollars)	2007	2006
Depreciation
Fuel Specialties	$0.5	$0.4
Performance Chemicals	1.4	1.0
Octane Additives	0.8	0.7
Corporate	0.8	0.9

Total	$3.5	$3.0

Amortization
Fuel Specialties	$0.3	$0.3
Performance Chemicals	0.3	0.3
Octane Additives	2.5	2.5

Total	$3.1	$3.1

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its former and current United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended March 31
(millions of dollars)	2007	2006
Service cost	$(1.3)	$(1.2)
Interest cost on projected benefit obligation	(11.2)	(9.4)
Expected return on plan assets	11.9	10.6
Net amortization and deferral	(0.5)	—

	$(1.1)	$—

At March 31, 2007, the Company has a pension liability of $22.7 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Three Months Ended March 31
(millions of dollars)	2007	2006
Gross cost at January 1	$86.9	$86.9
Exchange effect	—	(0.1)

Gross cost at March 31	86.9	86.8

Amortization at January 1	(56.7)	(43.9)
Amortization charge	(3.1)	(3.1)
Exchange effect	—	0.1

Amortization at March 31	(59.8)	(46.9)

Net book amount at March 31	$27.1	$39.9

A charge of $3.1 million was recognized in the first quarter of 2007 (2006—$3.1 million) of which $2.5 million (2006—$2.5 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. The remaining $0.6 million (2006—$0.6 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now called Innospec Performance Chemicals U.S. Co.), Aroma Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties LLC).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL

	Three Months Ended March 31
(millions of dollars)	2007	2006
Gross cost at January 1	$461.9	$498.5
Impairment of Octane Additives business goodwill	(4.4)	(11.3)
Exchange effect	0.1	—

Gross cost at March 31	457.6	487.2

Amortization at January 1 and March 31	(298.1)	(298.1)

Net book amount at March 31	$159.5	$189.1

Octane Additives	$20.4	$50.2
Other	139.1	138.9

	$159.5	$189.1

Impairment of Octane Additives business goodwill

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

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result, effective January 1, 2004, the Company determined that quarterly impairment reviews be performed and any impairment charge arising be recognized in the relevant quarter. The Company will continue to perform impairment reviews in respect of the Octane Additives business segment on a quarterly basis and will recognize further charges as appropriate. The charges are non-cash in nature and have no impact on taxation.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TAXATION

On January 1, 2007, the Company adopted FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings; and reclassifications of $21.0 million from other liabilities, $3.8 million from deferred income taxes and $7.8 million from accrued income taxes. A roll-forward of unrecognized tax benefits is as follows:

(millions of dollars)	2007
Opening balance at January 1	$33.4
Additions related to tax positions taken in the current period	—
Additions for tax positions of prior periods	—
Reductions in tax positions of prior periods	—
Settlements	—

Closing balance at March 31	33.4
Accrued interest and penalties	2.3

35.7
Current	(9.2)

Non-current	$26.5

All of the $35.7 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income. As of January 1, 2007, $2.3 million was accrued within the liability for unrecognized tax benefits in respect of accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. As at March 31, 2007, the Company’s subsidiaries in France, Germany and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at March 31, 2007. However, the Company anticipates that it is reasonably possible that additional tax payable in the range of $5 to $10 million could be made in the next twelve months.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in other major tax jurisdictions are open to examination including, France (2003 onwards), Germany (2002 onwards), Switzerland (2005 onwards) and the United Kingdom (2002 onwards). We are currently under examination in various foreign jurisdictions.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2007	2006
Numerator (millions of dollars):
Net income available to common stockholders	$6.0	$0.6

Denominator (in thousands):
Weighted average common shares outstanding	11,897	12,329
Dilutive effect of stock options and awards	749	537

Denominator for diluted earnings per share	12,646	12,866

Net income per share, basic:	$0.50	$0.05

Net income per share, diluted:	$0.47	$0.05

In the three months ended March 31, 2007 and 2006, respectively, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 7,092 and 16,500, respectively.

NOTE 8—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At March 31, 2007, the Company had authorized common stock of 40,000,000 shares (December 31, 2006—40,000,000). Issued shares at March 31, 2007, were 14,777,250 (December 31, 2006—14,777,250) and treasury stock amounted to 2,880,781 shares (December 31, 2006—2,874,747).

On February 26, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.09 (nine cents) per share. The cash dividend was paid on April 2, 2007 to holders of record of the Company’s common stock at close of business on March 5, 2007.

The Company has five active stock option plans, three of which provide for grants of options to key employees and non-employee directors. One other plan provides stock options on an equal basis to all United Kingdom employees, and another provides stock options to all Company employees.

The current limit for the number of shares of common stock which can be issued or awarded under the plans is 3,043,000. The stock options issued have a vesting period of three to six years and expire within ten years of the date of grant.

The total intrinsic value of options exercised in the first quarter of 2007 and 2006 were $27,892 and $474,642, respectively. The total options vested in the first quarter of 2007 and 2006 were 98,230 and 138,292, respectively

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in stock options in the three months ended March 31, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2007	806,687	$8.96
Grants—at discount	193,618	$—	$53.01
Grants—at market value	14,184	$54.17	$21.91
Exercised	(48,971)	$13.22
Cancelled	(3,853)	$12.72

Outstanding at March 31, 2007	961,665	$7.60

Range of Exercise Price	Number outstanding at March 31, 2007	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at March 31, 2007	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0-$ 5	513,892	7.22	$—	112,216	5.61	$—
$ 5-$10	26,392	3.11	$7.81	26,392	3.11	$7.81
$10-$15	226,602	3.26	$13.39	226,602	3.26	$13.39
$15-$20	167,145	6.61	$17.87	39,220	3.76	$19.40
$20-$25	13,450	7.12	$23.00	—	—	$—
$50-$55	14,184	9.90	$54.17	—	—	$—

	961,665			404,430

The aggregate intrinsic value of fully vested stock options is $1,638,201. Of the 404,430 stock options that are exercisable, 109,507 have performance conditions attached. The total compensation cost for FAS 123 (R) for the first quarter of 2007 was $490,000 gross of tax and $318,000 net of tax.

The fair value of options granted by the Company that are dependent upon externally focused factors, such as the Company’s share price, is calculated using the Monte Carlo model. The fair value of options granted by the Company that are dependent upon internally focused factors, such as the financial performance of the Company’s reporting units, is calculated using the Black-Scholes model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2007	2006
Dividend yield	0.3%	0.4%
Expected life	4 years	4 years
Volatility	43.5%	44.8%
Risk free interest rate	4.47%	4.26%

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—DEBT

Long-term debt consists of the following:

(millions of dollars)	March 31 2007	December 31 2006
Senior term loan	$75.0	$90.0
Revolving credit	—	58.0
Capital leases	—	0.1

	75.0	148.1
Less current portion	(20.0)	(15.1)

	$55.0	$133.0

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. Of this term loan, $10 million and $15 million were repaid on July 31, 2006 and January 31, 2007, respectively. Further repayments of the term loan are due of $20 million on January 31, 2008 and a final repayment of $55 million on June 12, 2009. An additional revolving credit facility was also agreed which will expire on June 12, 2009, or later if the facility is extended. This revolving credit facility was initially $67.1 million but was then increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks.

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

The facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to March 31, 2007 due to such ratio not being exceeded.

The Company was in compliance with these financial covenants throughout the period to March 31, 2007. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during the first quarters of 2007 and 2006.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the projected annual maturities for the next four years after the first quarter, 2007:

(millions of dollars)	Term loan
2007	$—
2008	20.0
2009	55.0
2010	—

$75.0

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to the Fuel Specialties and Performance Chemicals businesses.

Movements in the provisions are summarized as follows:

	Q1 YTD 2007				Q1 YTD 2006 Total
(millions of dollars)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$3.8	$0.3	$23.7	$27.8	$31.1
Charge for the period	0.1	0.6	0.6	1.3	0.9
Expenditure	(0.4)	(0.6)	(0.5)	(1.5)	(4.1)
Exchange effect	(0.1)	—	—	(0.1)	0.2

Total at March 31	$3.4	$0.3	$23.8	$27.5	$28.1
Due within one year	(2.7)	(0.3)	$(2.2)	$(5.2)	(7.3)

Balance at March 31	$0.7	$—	$21.6	$22.3	$20.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring charges along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Other restructuring

The charge comprises $0.6 million in respect of site clearance in the United Kingdom.

Remediation

The remediation charge for first quarter of 2007 of $0.6 million represents the accretion expense recognized under FAS 143.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main United Kingdom site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Oil For Food

On February 7, 2006, the SEC notified the Company that it had commenced an inquiry to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. The Company has also had discussions with the SEC regarding this matter. The SEC is investigating to see if breaches of the Foreign Corrupt Practices Act (“FCPA”) have occurred.

Under the OFFP, Alcor sold product to the Iraqi Ministry of Oil pursuant to five separate contracts. As part of its inquiry, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. The Company, and its officers and directors, are cooperating with the SEC inquiry. We have conducted extensive internal investigations into this matter and we believe we have produced all relevant documents that are capable of being disclosed. The Company has maintained and continues to maintain that it and its subsidiaries complied with relevant laws, including the FCPA. If this were found not to be the case, the Company could be subject to fines or other civil or criminal penalties which could be material.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Patent actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial condition or results of operations of the Company.

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation. This dispute is the subject of arbitration proceedings in the London Court of International Arbitration (“LCIA”). Pursuant to these proceedings, an interim order was made on September 29, 2006 requiring Ethyl to pay the increased price claimed by the Company into an escrow account pending final determination of the arbitration. The difference in prices that the Company is claiming is equivalent to approximately $3 million on an annualized basis. At March 31, 2007, Ethyl had placed approximately $1.7 million into the escrow account in respect of TEL product supplied by us during the nine months ended September 30, 2006.

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

Other Matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including product liability claims. We are involved in a potential claim for breach of

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract which could result in liability to us of up to approximately $4 million, from a customer who claims that our products did not meet their specifications. We have denied such claim and to date legal proceedings have not been commenced. Whilst it is not possible to predict the outcome of such a matter we are confident in our position.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of March 31, 2007, for $8.8 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (“OWM”) on June 26, 2003, the Company agreed to indemnify the purchaser in respect of the environmental liability arising from the possible historic contamination of its leased site at Ellesmere Port, United Kingdom up to a maximum of £2.0 million ($3.9 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 26, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the Company’s remediation provision.

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to indemnify the purchaser should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($7.3 million). As of March 31, 2007, no claims have been asserted by the purchaser.

There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the indemnity or warranties.

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is required to adopt FAS 157 effective the first quarter of 2008 and is currently evaluating the impact on its financial statements.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for fiscal years beginning after November 15, 2007 though earlier application is permitted under certain circumstances. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2007 and 2006

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

	Three Months Ended March 31
(millions of dollars)	2007	2006
Net sales
Fuel Specialties	$85.8	$70.2
Performance Chemicals	34.0	28.6
Octane Additives	25.5	25.5

	$145.3	$124.3

Gross profit
Fuel Specialties	$29.9	$25.4
Performance Chemicals	7.4	5.7
Octane Additives	12.4	15.4

	$49.7	$46.5

Operating income
Fuel Specialties	$14.3	$12.7
Performance Chemicals	2.6	1.8
Octane Additives	7.5	10.2
FAS 158/87 pension (charge)	(1.1)	—
Corporate costs	(5.0)	(5.9)

	18.3	18.8

Restructuring charge	(0.7)	(0.9)
Impairment of Octane Additives business goodwill	(4.4)	(11.3)

	$13.2	$6.6

Net sales

(in millions)	2007	2006	Change
Fuel Specialties	$85.8	$70.2	$15.6	+22%
Performance Chemicals	34.0	28.6	5.4	+19%
Octane Additives	25.5	25.5	—	0%

	$145.3	$124.3	$21.0	+17%

Fuel Specialties is now by far our largest business unit accounting for well over half of our revenues. The revenue increase of 22% achieved by this business unit was focused in the Americas region which delivered revenue growth of 41%. Americas sales were driven by our continued strong market-leading position in diesel fuel additives and the U.S. government’s adoption early in 2006 of new ultra low sulfur diesel regulations. There were also strong sales in the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“ASPAC”) region which delivered revenue growth of 6% and 8%, respectively. The EMEA region posted strong gains despite the market being more mature and the mild winter which impacted our cold flow improver and heating products range. The ASPAC growth was moderate compared to the 60% growth experienced throughout 2006, albeit from a much lower base in 2005, and this was primarily due to the timing of shipments in the first quarter of 2007.

The Performance Chemicals sales growth of 19% was spread across each of the individual operations which comprise this business. Some of this growth was due to the weakness of the U.S. dollar but the majority was due to the business unit’s ability to leverage increased volume and improved pricing across its various markets. In absolute dollar terms the growth was focused in our United Kingdom and Leuna businesses. In our United Kingdom business additional volumes and favorable timing boosted sales in detergent chelants and static dissipaters. In our Leuna business, which manufactures specialty waxes, we benefited from strength in the construction-related markets that it serves.

In the first quarter of 2006 the Octane Additives business unit benefited from the release of a potential retrospective pricing provision which contributed $6.6 million to net sales and $4.5 million to operating income. Excluding the impact of this release net sales actually increased by 35% in dollar terms, compared to a 25% volume increase, due to the richer sales mix and moderate price increases in the first quarter of 2007. The 25% volume increase was due to the timing of shipments since the general rate of decline in volume terms in recent years has been between 10% and 25% per annum and this is expected to continue.

In aggregate terms sales grew $21.0 million (17%) as the combined sales growth of our Fuel Specialties and Performance Chemicals businesses of $21.0 million (21%) complemented the flat sales achieved in our declining Octane Additives business.

Gross profit

(in millions)	2007	2006	Change
Fuel Specialties	$29.9	$25.4	$4.5	+18%
Performance Chemicals	7.4	5.7	1.7	+30%
Octane Additives	12.4	15.4	(3.0)	-19%

	$49.7	$46.5	$3.2	+7%

Gross margin (%)
Fuel Specialties	34.8	36.2	-1.4
Performance Chemicals	21.8	19.9	+1.9
Octane Additives	48.6	60.4	-11.8
Aggregate	34.2	37.4	-3.2

The 18% increase in gross profit generated by our Fuel Specialties business was moderately lower than the 22% sales growth achieved due to reduced margins in all of our regions with the exception of the Americas. The decrease of 1.4 percentage points in the Fuel Specialties gross margin was focused in the ASPAC region and sales of TEL for use in aviation gasoline. ASPAC margins were impacted by product mix and some raw material cost increases. The gross margin achieved on sales of TEL for use in aviation gasoline was impacted by the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

The Performance Chemicals business delivered a 30% increase in gross profit which was significantly in excess of the 19% sales growth. This increase was generated from a 1.9 percentage points improvement in gross margins spread across each of the individual operations which comprise this business segment. This gross margin improvement was however focused in Aroma Fine Chemicals, our aroma fragrances business, and our United Kingdom business. Aroma Fine Chemicals has benefited in the first quarter of 2007 from price increases, some of which took place in 2006, and greater production capacity which came on stream in the latter stages of 2006. The United Kingdom business was favourably impacted by some raw material cost reductions and a more efficient manufacturing operation.

The 19% decline in gross profit in our Octane Additives business on essentially flat net sales reflects an 11.8 percentage points decrease in gross margin. Excluding the impact of the release of a potential retrospective pricing provision in the first quarter of 2006 the gross margin has declined 9.2 percentage points between the corresponding periods. This decline is due to the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom despite the richer sales mix and moderate price increases achieved in the first quarter of 2007.

Overall gross profit increased 7% to $49.7 million compared to the sales increase of 17% due to an overall 3.2 percentage points decrease in gross margin. This decrease is primarily due to the fact that higher margin Octane Additives sales formed a smaller proportion of total sales, reducing from 21% to 18%, and the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses

(in millions)	2007	2006	Change
Fuel Specialties	$(15.3)	$(12.4)	$(2.9)	+23%
Performance Chemicals	(4.5)	(3.6)	(0.9)	+25%
Octane Additives	(2.4)	(2.7)	0.3	-11%
FAS 158/87 pension (charge)	(1.1)	—	(1.1)	+100%
Corporate costs	(5.0)	(5.9)	0.9	-15%

	$(28.3)	$(24.6)	$(3.7)	+15%

Increases in operating expenses in our Fuel Specialties and Performance Chemicals businesses were 23% and 25%, respectively, compared to sales growth of 22% and 19%, respectively. Operating expenses were driven higher to support these expanding businesses specifically in respect of research and development expenses which increased $0.7 million (28%) between the corresponding periods. In addition, operating expenses were adversely impacted by higher professional fees and the weakness of the U.S. dollar on a predominantly British pound sterling and European Union euro cost base in these businesses.

The 11% reduction in operating expenses of Octane Additives compares to the flat sales experienced in this business. Moderate savings were made in the first quarter of 2007 compared to the first quarter of 2006 in respect of the South African selling office.

In accordance with FAS 158/87, we are required to recognize a non-cash charge of $1.1 million in the first quarter of 2007, primarily in respect of the amortization of prior service cost. No similar charge was required to be recognized in the first quarter of 2006.

The reduction achieved in the primarily sterling denominated corporate costs was achieved despite the weakness of the U.S. dollar. The savings result from lower professional fees in the first quarter of 2007 compared to the first quarter of 2006. The first quarter of 2006 included costs incurred following the Company’s switch to the Nasdaq Stock Market on March 21, 2006 and name change on January 30, 2006.

Restructuring charge

Restructuring costs of $0.7 million in the first quarter of 2007 compare to $0.9 million in the first quarter of 2006. In 2007, the costs primarily relate to site clearance in the United Kingdom. In 2006, $0.3 million related to a higher bonus payment to the former CEO, $0.2 million was recognized in respect of expenses to consolidate manufacturing on one site in North Carolina in the personal care business, and $0.4 million was recognized in respect of sundry other restructuring costs in the United Kingdom.

Amortization of intangible assets

A charge of $3.1 million was recognized in the first quarter of 2007 (2006—$3.1 million) of which $2.5 million (2006—$2.5 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. The remaining $0.6 million (2006—$0.6 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now called Innospec Performance Chemicals U.S. Co.), Aroma Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties LLC).

Impairment of Octane Additives business goodwill

The Company recognized a charge of $4.4 million for the impairment of Octane Additives business goodwill in the first quarter of 2007. This compares to a charge of $11.3 million in the first quarter of 2006. Since the end of 2006 there have been no significant changes in the estimates used in the detailed forecast model to calculate the impairment charges. The charge was higher in 2006 primarily due to the higher operating income and associated cash flows in that period.

The remaining balance of Octane Additives business goodwill is now $20.4 million. The Company expects to recognize an aggregate charge of approximately $14 to $18 million for the 12 months ending December 31, 2007, provided that the Octane Additives business cash flows are in line with the Company’s current forecasts. However, we cannot provide any assurance that the actual charge recognized will fall within that range, as the charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business, including the level of compensation paid to Ethyl under the TEL marketing agreements.

The following discussion references the consolidated statements of income on page 4 of this Quarterly Report on Form 10-Q.

Interest expense (net)

Net interest expense in the first quarter of 2007 at $1.6 million was $0.2 million higher than the $1.4 million incurred in the first quarter of 2006. This increase is primarily due to the fact that the U.S. base interest rate rose between the corresponding periods and the first quarter of 2006 included the receipt of $0.6 million interest previously charged on a tax balance. These two factors offset the fact that average net debt fell approximately $34 million between the two periods from $77 million to $43 million.

Income taxes

The Company recognized a tax charge of $5.7 million in the first quarter of 2007 which is $1.0 million greater than the $4.7 million incurred in the first quarter of 2006. The headline rate of income tax is 48.7% compared to 88.7% in the first quarter of 2006. However, the effective rate of tax for the first quarter of 2007 excluding the impairment of Octane Additives business goodwill was 35.4% compared to 28.3% in the first quarter of 2006. Tax relief is not available on this impairment charge and accordingly we believe that the effective rate of tax is best calculated by adjusting for this non-cash charge. This adjusted effective rate has increased 7.1 percentage points between the corresponding periods primarily due to the exhaustion of U.S. net operating losses and increased profitability of our U.S. based Fuel Specialties business which suffers the standard federal tax rate of 35%, together with state taxes.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $9.0 million in the first quarter of 2007 compared to using $7.7 million in operating activities in the first quarter of 2006.

In the first quarter of 2007 net cash provided by operating activities increased by $16.7 million compared to the first quarter of 2006. The primary reasons for this increase were the increased profitability of the Company and stabilization in the working capital requirement discussed more fully under “Working Capital”. This was offset by the return to a more normalized position in respect of income tax payments and receipts in the first quarter of 2007. The first quarter of 2006 benefited from a $12.7 million movement in tax creditor due to a cash receipt from the United Kingdom tax authorities related to a tax reclaim. The $0.4 million net movement on plant closure provisions represents the low charge and low expenditure in respect of severance payments in the first quarter of 2007 and compares to the $3.6 million of severance payments made in the first quarter of 2006. The $0.1 million movement in the pension (liability)/prepayment relates to the cash contributions made during the first quarter of 2007 to the United Kingdom contributory defined benefit pension plan offset by a corresponding FAS 158/87 income statement charge. In the first quarter of 2006 there was no similar FAS 158/87 income statement charge and accordingly the movement in the pension (liability)/prepayment related to cash contributions made to the United Kingdom contributory defined benefit pension plan. During the first quarter of 2007, $1.9 million was invested in capital expenditures to support our Fuel Specialties and Performance Chemicals growth businesses. In addition, the Company repaid $73 million under the principal facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In the same period we also repurchased $3.0 million of our own common stock and raised $0.7 million by the issue of Treasury stock to holders of options who chose to exercise their stock options.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first quarter of 2007 our working capital increased by $5.5 million compared to $34.0 million in the first quarter of 2006. This increase in 2007 was focused in our Fuel Specialties and Performance Chemicals growth businesses, though primarily the latter, with a decrease in working capital requirement experienced in our declining Octane Additives business. Accounts receivable and prepaid expenses increased $2.9 million with the majority focussed in our Octane Additives business following the significant increased trading experienced in the first quarter of 2007 in this business. Inventories increased $1.2 million across the Fuel Specialties and Performance Chemicals growth businesses with the Octane Additives business reducing inventories. Accounts payable and accrued expenses increased $1.4 million which again was focussed in our Octane Additives business following the significant increased trading experienced in the first quarter of 2007 in this business.

Cash

At March 31, 2007 and December 31, 2006 we had cash and cash equivalents of $34.7 million and $101.9 million, respectively.

Debt

At March 31, 2007 and December 31, 2006 the Company was in compliance with all financial covenants and had debt outstanding of $75.0 million and $148.1 million, respectively.

In January 2007 the Company repaid $73 million under the principal facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009, or later if the facility is extended.

The debt profile as of March 31, 2007, including the principal facility and other group debt, is set out below:

(millions of dollars)
2007	—
2008	20.0
2009	55.0
2010	—

$75.0
Current portion of long-term debt	$(20.0)

Long-term debt, net of current portion	$55.0

On February 26, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.09 (nine cents) per share. The cash dividend was paid on April 2, 2007 to holders of record of the Company’s common stock at close of business on March 5, 2007.

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and sales and marketing agreements with Ethyl Corporation. These policies have been discussed in the Company’s 2006 Annual Report on Form 10-K, and there have been no significant changes since that time.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the United Kingdom. The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

The Company’s exposure to market risk has been discussed in the Company’s 2006 Annual Report on Form 10-K, and there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

Oil For Food

On February 7, 2006, the SEC notified the Company that it had commenced an inquiry to determine whether any violations of federal securities law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. The Company has also had discussions with the SEC regarding this matter. The SEC is investigating to see if breaches of the Foreign Corrupt Practices Act (“FCPA”) have occurred.

Under the OFFP, Alcor sold product to the Iraqi Ministry of Oil pursuant to five separate contracts. As part of its inquiry, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. The Company, and its officers and directors, are cooperating with the SEC inquiry. We have conducted extensive internal investigations into this matter and we believe we have produced all relevant documents that are capable of being disclosed. The Company has maintained and continues to maintain that it and its subsidiaries complied with relevant laws, including the

FCPA. If this were found not to be the case, the Company could be subject to fines or other civil or criminal penalties which could be material.

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

Patent actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial condition or results of operations of the Company.

Dispute with Ethyl Corp.

The Company is currently disputing the price that it is entitled to charge for the supply of TEL in North America to Ethyl Corporation (“Ethyl”), a subsidiary of NewMarket Corporation. This dispute is the subject of arbitration proceedings in the London Court of International Arbitration (“LCIA”). Pursuant to these proceedings, an interim order was made on September 29, 2006 requiring Ethyl to pay the increased price claimed by the Company into an escrow account pending final determination of the arbitration. The difference in prices that the Company is claiming is equivalent to approximately $3 million on an annualized basis. At March 31, 2007, Ethyl had placed approximately $1.7 million into the escrow account in respect of TEL product supplied by us during the nine months ended September 30, 2006.

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

Other Matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including product liability claims. We are involved in a potential claim for breach of contract which could result in liability to us of up to approximately $4 million, from a customer who claims that our products did not meet their specifications. We have denied such claim and to date legal proceedings have not been commenced. Whilst it is not possible to predict the outcome of such a matter we are confident in our position.

ITEM 1A	Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s 2006 Annual Report on Form 10-K, and there have been no significant changes since that time.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows purchases of equity securities by the issuer or affiliated purchasers during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward				19.4
January 1—January 31	9,100	$44.89	9,100	$(0.4)
February 1—February 28	2,000	$51.95	2,000	$(0.1)
March 1—March 31	43,905	$56.66	43,905	$(2.5)
Total	55,005	$53.47	55,005	$16.4

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

On February 26, 2007 the Company announced that the Board of Directors of Innospec Inc. had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $5.0 million of common stock. This plan commenced on February 28, 2007 and completed on May 4, 2007.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended March 31, 2007.

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

Date: May 10, 2007	By	/s/ PAUL W. JENNINGS
Paul W. Jennings
President and Chief Executive Officer

Date: May 10, 2007	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer