Form 10-Q
period 2007-06-30
INNOSPEC INC.
filed 2007-08-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                         Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2007
Common Stock, par value $0.01	24,101,872

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, our ability to continue to achieve organic growth in our Fuel Specialties and Performance Chemicals businesses, our ability to successfully integrate any acquisitions in those business segments, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I     FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars except share and per share data)	2007	2006	2007	2006
Net sales (Note 2)	$141.4	$119.4	$286.7	$243.7
Cost of goods sold	(93.6)	(77.3)	(189.2)	(155.1)

Gross profit (Note 2)	47.8	42.1	97.5	88.6
Operating expenses
Selling, general and administrative	(24.4)	(22.1)	(49.5)	(44.2)
Research and development	(3.4)	(2.7)	(6.6)	(5.2)
Restructuring charge	(1.3)	(2.1)	(2.0)	(3.0)
Amortization of intangible assets (Note 4)	(4.6)	(3.2)	(7.7)	(6.3)
Impairment of Octane Additives business goodwill (Note 5)	(3.3)	(7.7)	(7.7)	(19.0)
Prepaid disposal costs	—	(0.4)	—	(0.4)

	(37.0)	(38.2)	(73.5)	(78.1)
Operating income (Note 2)	10.8	3.9	24.0	10.5
Other net income	1.5	1.6	1.6	1.7
Interest expense (net)	(1.1)	(2.0)	(2.7)	(3.4)

Income before income taxes	11.2	3.5	22.9	8.8
Income taxes (Note 6)	(4.4)	(2.5)	(10.1)	(7.2)

Net income	$6.8	$1.0	$12.8	$1.6

Earnings per share (Note 7):
Basic	$0.28	$0.04	$0.54	$0.07

Diluted	$0.27	$0.04	$0.52	$0.06

Weighted average shares outstanding (in thousands) (Note 7):
Basic	24,002	24,382	23,899	24,520

Diluted	24,875	25,587	24,846	25,660

Dividend declared per common share (Note 8):	$—	$—	$0.045	$0.040

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	June 30 2007	December 31 2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$34.8	$101.9
Accounts receivable (less allowance of $2.0 and $2.5, respectively)	85.4	78.3
Inventories
Finished goods	97.4	83.7
Work in progress	18.6	25.2
Raw materials	17.2	11.1

Total inventories	133.2	120.0
Prepaid expenses	7.5	5.1

Total current assets	260.9	305.3

Property, plant and equipment	112.9	105.5
Less accumulated depreciation	(47.0)	(39.0)

Net property, plant and equipment	65.9	66.5

Goodwill—Octane Additives (Note 5)	17.1	24.8
Goodwill—Other (Note 5)	139.1	139.0
Intangible assets (Note 4)	51.0	30.2
Deferred finance costs	1.0	1.6
Deferred income taxes	6.1	1.6

	$541.1	$569.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	June 30 2007	December 31 2006
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$54.6	$50.0
Accrued liabilities	45.3	55.5
Accrued income taxes	5.0	14.7
Short-term borrowings (Note 9)	20.0	15.1
Current portion of plant closure provisions (Note 10)	5.4	5.6
Current portion of unrecognized tax benefits (Note 6)	8.9	—
Current portion of deferred income	0.1	2.0

Total current liabilities	139.3	142.9

Long-term debt, net of current portion (Note 9)	100.0	133.0
Plant closure provisions, net of current portion (Note 10)	22.2	22.2
Unrecognized tax benefits, net of current portion (Note 6)	26.7	—
Pension liability (Note 3)	21.6	22.5
Other liabilities	1.5	22.4
Deferred income, net of current portion	0.5	0.9
Minority interest	0.1	0.1
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.1	0.1
Additional paid-in capital	280.4	281.7
Treasury stock (5,455,200 and 5,749,494 shares at cost, respectively)	(49.4)	(44.7)
Retained earnings	105.5	97.9
Accumulated other comprehensive income	(107.4)	(110.0)

Total stockholders’ equity	229.2	225.0

	$541.1	$569.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(millions of dollars)	2007	2006
Cash Flows from Operating Activities
Net income	$12.8	$1.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.7	13.1
Impairment of Octane Additives business goodwill (Note 5)	7.7	19.0
Deferred income taxes	(0.7)	0.4
Prepaid disposal costs	—	0.4
Changes in working capital:
Accounts receivable and prepaid expenses	(8.8)	(9.6)
Inventories	(12.6)	(16.0)
Accounts payable and accrued liabilities	(6.6)	(16.1)
Income taxes and other current liabilities	(2.0)	12.3
Movement on plant closure provisions	(0.3)	(2.5)
Movement on pension (liability)/prepayment	(0.9)	(1.5)
Stock option compensation charge	1.3	0.8
Movements on other non-current liabilities	—	(1.2)
Movement on deferred income	(2.4)	—

Net cash provided by operating activities	2.2	0.7

Cash Flows from Investing Activities
Capital expenditures	(4.9)	(2.2)
Prepaid disposal costs	—	(0.2)
Disposal of unconsolidated investment	—	2.6
Acquisition of intangible asset (Note 4)	(28.4)	—
Other	—	0.1

Net cash (used in)/provided by investing activities	(33.3)	0.3

Cash Flows from Financing Activities
Receipt of short-term borrowings	—	1.0
Repayment of short-term borrowings	(15.1)	—
Receipt of long-term borrowings	45.0	4.0
Repayment of long-term borrowings	(58.0)	—
Increase in deferred finance costs	—	(0.3)
Dividend paid	(1.1)	(1.0)
Issue of treasury stock	3.1	1.4
Repurchase of common stock	(10.0)	(9.7)
Minority interest	—	0.1

Net cash (used in) financing activities	(36.1)	(4.5)
Effect of exchange rate changes on cash	0.1	0.4

Net change in cash and cash equivalents	(67.1)	(3.1)
Cash and cash equivalents at beginning of period	101.9	68.9

Cash and cash equivalents at end of period	$34.8	$65.8

Amortization of deferred finance costs of $0.6 million (2006—$0.4 million) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0
Net income	—	—	—	12.8	—	12.8
Dividend ($0.045 per share)	—	—	—	(1.1)	—	(1.1)
Net CTA change (1)	—	—	—	—	1.6	1.6
Treasury stock re-issued	—	(0.4)	5.3	—	—	4.9
Treasury stock repurchased	—	—	(10.0)	—	—	(10.0)
Stock option compensation charge	—	(0.9)	—	—	—	(0.9)
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	(3.1)	—	(3.1)
Amortization of net actuarial losses	—	—	—	(1.0)	1.0	—

Balance at June 30, 2007	$0.1	$280.4	$(49.4)	$105.5	$(107.4)	$229.2

(1)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2007	2006	2007	2006
Net income for the period	$6.8	$1.0	$12.8	$1.6
Changes in cumulative translation adjustment	0.6	2.9	1.6	3.6
Changes in unrealized exchange gains on derivative instruments, net of tax	0.1	0.3	—	0.6

Total comprehensive income	$7.5	$4.2	$14.4	$5.8

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

It is our opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K filed on March 16, 2007.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

On June 18, 2007 the Company announced that the Board of Directors of Innospec Inc. had approved a 2-for-1 stock split to be effected in the form of a 100 per cent stock dividend. Shareholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. The consolidated financial statements have been retrospectively adjusted for this stock split.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2007	2006	2007	2006
Net sales
Fuel Specialties	$86.0	$67.0	$171.8	$137.2
Performance Chemicals	34.0	29.6	68.0	58.2
Octane Additives	21.4	22.8	46.9	48.3

	$141.4	$119.4	$286.7	$243.7

Gross profit
Fuel Specialties	$29.0	$24.6	$58.9	$50.0
Performance Chemicals	5.8	4.2	13.2	9.9
Octane Additives	13.0	13.3	25.4	28.7

	$47.8	$42.1	$97.5	$88.6

Operating income
Fuel Specialties	$14.4	$10.9	$28.7	$23.6
Performance Chemicals	1.0	(0.2)	3.6	1.6
Octane Additives	6.9	8.1	14.4	18.3
FAS 158/87 pension (charge)	(1.2)	—	(2.3)	—
Corporate costs	(5.7)	(4.7)	(10.7)	(10.6)

	$15.4	$14.1	$33.7	$32.9

Restructuring charge	(1.3)	(2.1)	(2.0)	(3.0)
Impairment of Octane Additives business goodwill	(3.3)	(7.7)	(7.7)	(19.0)
Prepaid disposal costs	—	(0.4)	—	(0.4)

	$10.8	$3.9	$24.0	$10.5

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments.

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2007	2006	2007	2006
Depreciation
Fuel Specialties	$0.5	$0.4	$1.0	$0.8
Performance Chemicals	0.7	1.4	2.1	2.4
Octane Additives	0.8	0.7	1.6	1.4
Corporate	0.9	0.9	1.7	1.8

Total	$2.9	$3.4	$6.4	$6.4

Amortization
Fuel Specialties	$0.6	$0.3	$0.9	$0.6
Performance Chemicals	0.4	0.4	0.7	0.7
Octane Additives	3.6	2.5	6.1	5.0

Total	$4.6	$3.2	$7.7	$6.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its former and current United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2007	2006	2007	2006
Service cost	$(1.3)	$(1.2)	$(2.6)	$(2.4)
Interest cost on projected benefit obligation	(11.3)	(9.8)	(22.5)	(19.2)
Expected return on plan assets	11.9	11.0	23.8	21.6
Amortization of net actuarial losses	(0.5)	—	(1.0)	—

	$(1.2)	$—	$(2.3)	$—

At June 30, 2007, the Company has a pension liability of $21.6 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Six Months Ended June 30
(millions of dollars)	2007	2006
Gross cost at January 1	$86.9	$86.9
Acquisitions	28.4	—
Exchange effect	—	(0.1)

Gross cost at June 30	115.3	86.8

Amortization at January 1	(56.7)	(43.9)
Amortization charge	(7.7)	(6.3)
Exchange effect	0.1	0.1

Amortization at June 30	(64.3)	(50.1)

Net book amount at June 30	$51.0	$36.7

Acquisition of intangible asset

On October 1, 1998, Innospec entered into sales and marketing agreements (“TMAs”) with Ethyl Corporation (“Ethyl”) to market and sell tetra ethyl lead (“TEL”) in all areas of the world except North America and the European Economic Area for the period lasting until December 31, 2009, subject to renewal thereafter. This relationship was extended effective January 1, 2000 when two of our Swiss subsidiaries entered into similar TMAs with Ethyl’s Swiss subsidiaries. In April 2000, Ethyl made a payment to Innospec of $38.6 million as a prepayment for services to be provided under the Swiss TMAs. Effective July 1, 2001, another of our Swiss subsidiaries entered into a TMA with Veritel Chemicals BV (“Veritel”) and Ethyl agreed to participate in this TMA with the scope of all the TMAs being extended to include the European Economic Area.

No separate legal entity or joint venture was established as a consequence of the TMAs. All marketing and sales effort made under these arrangements were made in the name of Innospec. Innospec produced all TEL marketed under the TMAs and also provided marketing and other services. Ethyl provided bulk distribution services, marketing and other services. In addition, Ethyl was required to hold approximately one third of the inventories sold under these arrangements or deposit an equivalent dollar amount with Innospec. At March 31,

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, Ethyl held no TEL inventories in respect of the TMAs and accordingly had deposited $12.0 million with us. The net proceeds under the TMAs were paid to Innospec and Ethyl as compensation for services and based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided and Ethyl receiving 32%. Ethyl’s 32% share of the net proceeds was advanced to Ethyl by us when payment was received from the TMA customers.

Sales and expenses incurred under the TMAs were included within Innospec’s income statement. These comprised all revenues and costs incurred directly by Innospec, together with costs recharged by Ethyl for bulk distribution services, marketing and other services provided under the TMAs. Ethyl’s share of the net proceeds for services was charged within cost of goods sold. The $38.6 million prepayment for TMA services to be provided was treated as deferred income and amortized to the income statement within cost of goods sold. Net proceeds due to Ethyl were held within accounts payable.

Innospec had commenced proceedings in the London Court of International Arbitration (“LCIA”) against Ethyl regarding an alleged breach of duty by Ethyl under the TMAs by actively marketing and selling an alternative product. In addition, the Company was in dispute with Ethyl regarding the price that it was entitled to charge for the supply of TEL to Ethyl in the United States under a separate agreement (“U.S. Supply Agreement”). On June 15, 2007, both parties resolved all of the arbitration actions arising out of the disputes under the TMAs and the U.S. Supply Agreement. The TMAs were terminated effective April 1, 2007, and Innospec became the sole supplier of TEL outside of the U.S. On June 27, 2007, Innospec refunded Ethyl’s $12.0 million inventory deposit, advanced Ethyl’s share of net proceeds which had not yet been collected from TMA customers as at the termination date, and made a payment of $28.0 million in respect of Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. In addition, the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs was written off to cost of goods sold in the income statement. During the course of this settlement we incurred professional fees of $0.4 million.

An intangible asset has been recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007, and associated professional fees. The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We have allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value has been attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additive business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Amortization of intangible assets

A charge of $7.7 million was recognized in the first half year of 2007 (2006—$6.3 million) of which $5.0 million (2006—$5.0 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. In addition, $1.3 million (2006—$1.3 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now called Innospec Performance Chemicals U.S. Co.), Aroma Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties LLC).

The additional $1.4 million of amortization expense in the first half year of 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL

	Six Months Ended June 30
(millions of dollars)	2007	2006
Gross cost at January 1	$461.9	$498.5
Impairment of Octane Additives business goodwill	(7.7)	(19.0)
Exchange effect	0.1	0.1

Gross cost at June 30	454.3	479.6
Amortization at January 1 and June 30	(298.1)	(298.1)

Net book amount at June 30	$156.2	$181.5

Octane Additives	$17.1	$42.5
Other	139.1	139.0

	$156.2	$181.5

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

On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings; and reclassifications of $21.0 million from other liabilities, $3.8 million from deferred income taxes and $7.8 million from accrued income taxes. A roll-forward of unrecognized tax benefits is as follows:

(millions of dollars)	2007
Opening balance at January 1	$33.4
Additions related to tax positions taken in the current period	0.2
Additions for tax positions of prior periods	—
Reductions in tax positions of prior periods	—
Settlements	(0.3)

Closing balance at June 30	33.3
Accrued interest and penalties	2.3

35.6
Current	(8.9)

Non-current	$26.7

All of the $35.6 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income. As of June 30, 2007, $2.3 million was accrued within the liability for unrecognized tax benefits in respect of accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. As at June 30, 2007, the Company’s subsidiaries in France, Germany and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at June 30, 2007.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

On June 18, 2007 the Company announced that the Board of Directors of Innospec Inc. had approved a 2-for-1 stock split to be effected in the form of a 100 per cent stock dividend. Shareholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. The following footnote has been retrospectively adjusted for this stock split.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator (millions of dollars):
Net income available to common stockholders	$6.8	$1.0	$12.8	$1.6

Denominator (in thousands):
Weighted average common shares outstanding	24,002	24,382	23,899	24,520
Dilutive effect of stock options and awards	873	1,205	947	1,140

Denominator for diluted earnings per share	24,875	25,587	24,846	25,660

Net income per share, basic:	$0.28	$0.04	$0.54	$0.07

Net income per share, diluted:	$0.27	$0.04	$0.52	$0.06

The weighted average number of share options that were anti-dilutive in the three and six months ended June 30, 2007 and excluded from the calculation of diluted earnings per share were 3,546 and 7,092, respectively (2006—8,250 and 16,500, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

On June 18, 2007 the Company announced that the Board of Directors of Innospec Inc. had approved a 2-for-1 stock split to be effected in the form of a 100 per cent stock dividend. Shareholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. The following footnote has been retrospectively adjusted for this stock split.

At June 30, 2007, the Company had authorized common stock of 40,000,000 shares (December 31, 2006—40,000,000). Issued shares at June 30, 2007, were 29,554,500 (December 31, 2006—29,554,500) and treasury stock amounted to 5,455,200 shares (December 31, 2006—5,749,494).

On February 26, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.09 (nine cents) per share (or $0.045 after adjusting for the Company’s recent 2-for-1 stock split). The cash dividend was paid on April 2, 2007 to holders of record of the Company’s common stock at close of business on March 5, 2007.

The Company has five active stock option plans, three of which provide for grants of options to key employees and non-employee directors. One other plan provides stock options on an equal basis to all United Kingdom employees, and another provides stock options to all Company employees.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current limit for the number of shares of common stock which can be issued or awarded under the plans is 6,086,000. The stock options issued have a vesting period of three to six years and expire within ten years of the date of grant.

The total intrinsic value of options exercised in the second quarter of 2007 and 2006 were $1.7 million and $0.1 million, respectively. The total options vested in the second quarter of 2007 were 145,384. No options vested in the second quarter of 2006.

Movements in stock options in the three and six months ended June 30, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1, 2007	1,923,330	$3.80
Exercised	(547,206)	$4.43
Cancelled	(103,874)	$0.04

Outstanding at June 30, 2007	1,272,250	$3.81

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2007	1,613,374	$4.48
Grants—at discount	387,236	$—	$26.49
Grants—at market value	28,368	$27.09	$10.96
Exercised	(645,148)	$4.76
Cancelled	(111,580)	$0.51

Outstanding at June 30, 2007	1,272,250	$3.81

Range of Exercise Price	Number outstanding at June 30, 2007	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at June 30, 2007	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0-$ 5	763,368	7.11	$0.27	125,644	4.65	$1.64
$ 5-$10	474,616	5.03	$8.03	235,494	2.75	$7.14
$10-$15	5,900	6.87	$11.50	5,900	6.87	$11.50
$25-$30	28,366	9.65	$27.09	—	—	$—

	1,272,250			367,038

The aggregate intrinsic value of fully vested stock options is $0.6 million. Of the 367,038 stock options that are exercisable, 67,442 have performance conditions attached. The total compensation cost for FAS 123 (R) for the second quarter of 2007 was $0.8 million gross of tax and $0.5 million net of tax. During the first quarter 2007, the total compensation cost was $0.5 million gross of tax and $0.3 million net of tax.

The fair value of options granted by the Company that are dependent upon externally focused factors, such as the Company’s share price, is calculated using the Monte Carlo model. The fair value of options granted by the Company that are dependent upon internally focused factors, such as the financial performance of the Company’s reporting units, is calculated using the Black-Scholes model.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2007	2006
Dividend yield	0.3%	0.4%
Expected life	4 years	4 years
Volatility	43.5%	45.41%
Risk free interest rate	4.47%	4.26%

NOTE 9—DEBT

Long-term debt consists of the following:

(millions of dollars)	June 30 2007	December 31 2006
Senior term loan	$75.0	$90.0
Revolving credit	45.0	58.0
Capital leases	—	0.1

	120.0	148.1
Less current portion	(20.0)	(15.1)

	$100.0	$133.0

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new financing facility consisting of a term loan of $100 million and a revolving credit facility of $67.1 million repayable over three and one half years. Of this term loan, $10 million and $15 million were repaid on July 31, 2006 and January 31, 2007, respectively. Further repayments of the term loan are due of $20 million on January 31, 2008 and a final repayment of $55 million on June 12, 2009, or later if the financing facility is extended. The revolving credit facility was increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. The revolving credit facility will also expire on June 12, 2009, or later if the financing facility is extended.

There was $148.0 million outstanding under the terms of the financing facility at December 31, 2006. In January 2007 the Company repaid $73 million under the financing facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In June 2007 the Company drew down $45 million under the revolving credit facility to fund the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements, with the balance used to unwind the working capital arrangements. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009, or later if the financing facility is extended.

The financing facility contains terms which, if breached, would result in the term loan and any revolving credit advances becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the financing facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the financing facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to June 30, 2007 due to such ratio not being exceeded.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was in compliance with these financial covenants throughout the period to June 30, 2007. The financing facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during the first halves of 2007 and 2006.

The following table presents the projected annual maturities for the next four years after the first half year 2007:

(millions of dollars)	Term loan	Revolving credit facility	Total
2007	$—	$—	$—
2008	20.0	—	20.0
2009	55.0	45.0	100.0
2010	—	—	—

	$75.0	$45.0	$120.0

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

Movements in the provisions are summarized as follows:

	Q2 YTD 2007				Q2 YTD 2006 Total
(millions of dollars)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$3.8	$0.3	$23.7	$27.8	$31.1
Charge for the period	0.5	1.5	1.1	3.1	3.6
Expenditure	(0.9)	(1.7)	(0.9)	(3.5)	(6.5)
Exchange effect	—	0.1	0.1	0.2	0.5

Total at June 30	$3.4	$0.2	$24.0	$27.6	$28.7
Due within one year	(2.7)	(0.2)	$(2.5)	$(5.4)	(7.0)

Balance at June 30	$0.7	$—	$21.5	$22.2	$21.7

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring charges along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.5 million was recognised in the first half year of 2007. This primarily relates to a reduction in headcount in our Performance Chemicals business in the United Kingdom.

Other restructuring

The charge comprises $1.5 million in respect of site clearance in the United Kingdom.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation charge for first half year of 2007 of $1.1 million represents the accretion expense recognized under FAS 143.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. A number of these proceedings have been described in Part I, Item 3, “Legal Proceedings,” in the Company’s 2006 Annual Report on Form 10-K and in Part II, Item 1, “Legal Proceedings,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. We provide for potential losses that may arise out of legal and regulatory proceedings to the extent such losses are probable and can be estimated. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in excess of established reserves not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of June 30, 2007, for $7.9 million, primarily relating to performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (“OWM”) on June 26, 2003, the Company agreed to indemnify the purchaser in respect of the environmental liability arising from the possible historic contamination of its leased site at Ellesmere Port, United Kingdom up to a maximum of £2.0 million ($4.0 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 26, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the Company’s remediation provision.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to indemnify the purchaser should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($7.4 million). As of June 30, 2007, no claims have been asserted by the purchaser.

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

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars)	2007	2006	2007	2006
Net sales
Fuel Specialties	$86.0	$67.0	$171.8	$137.2
Performance Chemicals	34.0	29.6	68.0	58.2
Octane Additives	21.4	22.8	46.9	48.3

	$141.4	$119.4	$286.7	$243.7

Gross profit
Fuel Specialties	$29.0	$24.6	$58.9	$50.0
Performance Chemicals	5.8	4.2	13.2	9.9
Octane Additives	13.0	13.3	25.4	28.7

	$47.8	$42.1	$97.5	$88.6

Operating income
Fuel Specialties	$14.4	$10.9	$28.7	$23.6
Performance Chemicals	1.0	(0.2)	3.6	1.6
Octane Additives	6.9	8.1	14.4	18.3
FAS 158/87 pension (charge)	(1.2)	—	(2.3)	—
Corporate costs	(5.7)	(4.7)	(10.7)	(10.6)

	15.4	14.1	33.7	32.9
Restructuring charge	(1.3)	(2.1)	(2.0)	(3.0)
Impairment of Octane Additives business goodwill	(3.3)	(7.7)	(7.7)	(19.0)
Prepaid disposal costs	—	(0.4)	—	(0.4)

	$10.8	$3.9	$24.0	$10.5

Three months to June 30, 2007:

Net sales

	Three Months Ended June 30
(in millions)	2007	2006	Change
Fuel Specialties	$86.0	$67.0	$19.0	+28%
Performance Chemicals	34.0	29.6	4.4	+15%
Octane Additives	21.4	22.8	(1.4)	-6%

	$141.4	$119.4	$22.0	+18%

Fuel Specialties is now by far our largest business unit accounting for well over half of our revenues. The revenue increase of 28% achieved by this business unit was primarily volume driven, accounting for 15 percentage points of the growth. A further 9 percentage points was due to price and product mix, with the remaining 4 percentage points due to the favourable impact of exchange rates. In the second quarter this growth was focused in the Europe, Middle East and Africa (“EMEA”) region and the Americas region which delivered growth of 31% and 26%, respectively. EMEA’s growth was primarily volume driven benefiting from strong sales of performance and lubricity products. The growth generated in the Americas was more evenly split between volume, and price and product mix, benefiting from strong sales of both lubricity products and cetane number improvers. The Asia Pacific (“ASPAC”) region delivered revenue growth of 18%, an acceleration on that achieved in the first quarter of this year, the majority of which was volume driven. The results in our TEL for use in aviation gasoline business were positively impacted by the more favourable pricing allowed under the Ethyl settlement and accordingly all the growth achieved was price related.

The Performance Chemicals sales growth of 15% was spread across all the key operations which comprise this business. This business is continuing to demonstrate its ability to leverage increased volume and improved pricing across its various markets. Accordingly, a substantial proportion of this growth, accounting for 6 percentage points, was volume driven with a further 3 percentage points due to price and product mix. The remaining growth was due to the relative weakening of the U.S. dollar. In absolute dollar terms the growth was focused in our United Kingdom aroma fragrances business and Leuna business. Aroma Fine Chemicals achieved revenue growth in excess of 20%, split evenly between volume, price and product mix, and the impact of exchange rates; with the business benefiting from the resolution of manufacturing difficulties experienced in the second quarter of 2006. In our Leuna business, which manufactures specialty waxes, growth also exceeded 20% again split across volume, price and product mix, and the impact of exchange rates; with this business benefiting from the transition into the higher margin specialty waxes segment.

The Octane Additives business sales decline was limited to 6% in dollar terms despite volumes decreasing 12%. This was primarily achieved due to the richer sales mix and moderate price increases. Consistent with the second quarter of 2006, sales in the second quarter of 2007 were focused in the Middle East and Africa.

In aggregate terms sales grew $22.0 million (18%) as the combined sales growth of our Fuel Specialties and Performance Chemicals businesses of $23.4 million (24%) more than offset the very moderate sales decline experienced in our Octane Additives business. These sales growth rates were consistent with the 17% and 21%, respectively, achieved in the first quarter of 2007 in aggregate terms and in respect of our ongoing Fuel Specialties and Performance Chemicals businesses.

Gross profit

	Three Months Ended June 30
(in millions)	2007	2006	Change
Fuel Specialties	$29.0	$24.6	$4.4	+18%
Performance Chemicals	5.8	4.2	1.6	+38%
Octane Additives	13.0	13.3	(0.3)	-2%

	$47.8	$42.1	$5.7	+14%

Gross margin (%)
Fuel Specialties	33.7	36.7	-3.0
Performance Chemicals	17.1	14.2	+2.9
Octane Additives	60.7	58.3	+2.4
Aggregate	33.8	35.3	-1.5

The 18% increase in gross profit generated by our Fuel Specialties business was lower than the 28% sales growth achieved due to reduced margins in all of our regions with the exception of ASPAC. The decrease of 3.0 percentage points in the Fuel Specialties gross margin was focused in the EMEA region and sales of TEL for use in aviation gasoline. Fuel Specialties margins were also impacted by product mix, specifically strong sales of lower margin cetane number improvers in the U.S. and diesel detergents in ASPAC. In addition, we have experienced lower plant utilization in our German business and raw material costs, most of which are oil-based, have put some downward pressure on margins. The gross margin achieved on sales of TEL for use in aviation gasoline was impacted by the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

The Performance Chemicals business delivered a 38% increase in gross profit which was significantly in excess of the 15% sales growth. This increase was generated from a 2.9 percentage points improvement in gross margins spread across each of the key operations which comprise this business segment. This gross margin improvement was however focused in Aroma Fine Chemicals, our aroma fragrances business. Aroma Fine Chemicals has benefited in the second quarter of 2007 from the favourable impact of exchange rates and the resolution of manufacturing difficulties experienced in the second quarter of 2006.

The 2% decline in gross profit in our Octane Additives business, on net sales which have declined 6%, reflects a 2.4 percentage points net improvement in gross margin. Following the settlement regarding the TEL sales and marketing agreements (“TMAs”) effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. In addition, the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs was written off to cost of goods sold. The cessation of the TMAs, together with the richer sales mix and moderate price increases achieved in the second quarter of 2007, has favourably impacted gross margin and more than offset the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Overall gross profit increased 14% to $47.8 million compared to the sales increase of 18% due to an overall 1.5 percentage points decrease in gross margin. This decrease is primarily due to the fact that higher margin Octane Additives sales formed a smaller proportion of total sales, reducing from 19% to 15%, and the effect of reduced margins in our Fuel Specialties business.

Operating expenses

	Three Months Ended June 30
(in millions)	2007	2006	Change
Fuel Specialties	$(14.0)	$(13.4)	$(0.6)	+4%
Performance Chemicals	(4.4)	(4.0)	(0.4)	+10%
Octane Additives	(2.5)	(2.7)	0.2	-7%
FAS 158/87 pension (charge)	(1.2)	—	(1.2)	+100%
Corporate costs	(5.7)	(4.7)	(1.0)	+21%

	$(27.8)	$(24.8)	$(3.0)	+12%

Increases in operating expenses in our Fuel Specialties and Performance Chemicals businesses were 4% and 10%, respectively, compared to sales growth of 28% and 15%, respectively. This sales growth and tight cost control has been achieved by leveraging the infrastructures of these businesses and despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling and European Union euro cost base in these businesses. This performance has also been achieved despite operating expenses being driven higher to support these expanding businesses specifically in respect of research and development expenses which increased $0.7 million (26%) between the corresponding periods.

The 7% reduction in operating expenses of Octane Additives compares to the moderate 6% sales decline experienced in this business. Moderate savings were made in the second quarter of 2007 compared to the second quarter of 2006 in respect of the wind down of the South African selling office and a headcount reduction within sales. Again, this operating expense reduction was achieved despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base in this business.

In accordance with FAS 158/87, we were required to recognize a non-cash charge of $1.2 million in the second quarter of 2007, primarily in respect of the amortization of net actuarial losses. No similar charge was required to be recognized in the second quarter of 2006.

Corporate costs in the second quarter of 2006 at $4.7 million were low compared to the 2006 full year of $22.1 million. Corporate costs in the second quarter of 2007 at $5.7m were adversely impacted from the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base.

Restructuring charge

Restructuring costs of $1.3 million in the second quarter of 2007 compare to $2.1 million in the second quarter of 2006. In 2007, the costs primarily related to site clearance in the United Kingdom and a reduction in headcount in our Performance Chemicals business in the United Kingdom. In 2006, there were $1.1 million additional charges in relation to the United Kingdom restructuring program, an additional higher bonus payment to the former CEO of $0.3 million, an increased onerous lease provision for the old European Headquarters site of $0.3 million, relocation and closure costs for a Performance Chemicals site in New Jersey of $0.2 million. The remaining $0.2 million related to sundry other restructuring.

Amortization of intangible assets

A charge of $4.6 million was recognized in the second quarter of 2007 (2006—$3.2 million) of which $2.5 million (2006—$2.5 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. In addition, $0.7 million (2006—$0.7 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now called Innospec Performance Chemicals U.S. Co.), Aroma Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties LLC).

The additional $1.4 million of amortization expense in the second quarter of 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. The amount attributed to the Octane Additive business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $3.3 million for the impairment of Octane Additives business goodwill in the second quarter of 2007. This compares to a charge of $7.7 million in the second quarter of 2006. Since the end of 2006, we have updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we will no longer be sharing with Ethyl the profits from the sale of TEL outside North America. The charge was higher in 2006 primarily due to the higher operating income and associated cash flows in that period.

The remaining balance of Octane Additives business goodwill is now $17.1 million as at June 30, 2007. The Company expects to recognize an aggregate charge of approximately $14 to $18 million for the 12 months ending December 31, 2007, provided that the Octane Additives business cash flows are in line with the Company’s current forecasts. However, we cannot provide any assurance that the actual charge recognized will fall within that range, as the charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

The following discussion references the consolidated statements of income on page 3 of this Quarterly Report on Form 10-Q.

Interest expense (net)

Net interest expense in the second quarter of 2007 at $1.1 million was $0.9 million lower than the $2.0 million incurred in the second quarter of 2006. This decrease is primarily due to the fact that average net debt fell approximately $24 million between the two periods from $85 million to $61 million. The favourable impact of the decrease in average net debt was offset to some extent by the increase in the U.S. base rate between the corresponding periods.

Income taxes

The Company recognized a tax charge of $4.4 million in the second quarter of 2007 which is $1.9 million greater than the $2.5 million incurred in the second quarter of 2006. The headline rate of income tax is 39.3% compared to 71.4% in the second quarter of 2006. However, the effective rate of tax for the second quarter of 2007 excluding the impairment of Octane Additives business goodwill was 30.3% compared to 22.3% in the second quarter of 2006. Tax relief is not available on this impairment charge and accordingly we believe that the effective rate of tax is best calculated by adjusting for this non-cash charge. This adjusted effective rate has increased 8.0 percentage points between the corresponding periods primarily due to the exhaustion of U.S. net operating losses in 2006 and increased profitability of our U.S. based Fuel Specialties business which suffers the standard federal tax rate of 35%, together with state taxes, offset by the conclusion of some historic tax matters.

Six months to June 30, 2007:

Net sales

	Six Months Ended June 30
(in millions)	2007	2006	Change
Fuel Specialties	$171.8	$137.2	$34.6	+25%
Performance Chemicals	68.0	58.2	9.8	+17%
Octane Additives	46.9	48.3	(1.4)	-3%

	$286.7	$243.7	$43.0	+18%

Fuel Specialties is now by far our largest business unit accounting for well over half of our revenues. The revenue increase of 25% achieved by this business unit was focused in the Americas region which delivered revenue growth of 34%. Americas sales were driven by our continued strong market-leading position in diesel fuel additives and the U.S. government’s adoption early in 2006 of new ultra low sulfur diesel regulations. There were also strong sales in the EMEA region and the ASPAC region which delivered revenue growth of 18% and 13%, respectively. The EMEA region posted strong gains despite the market being more mature and the mild winter which impacted our cold flow improver and heating products range. EMEA’s growth was primarily volume driven benefiting from strong sales of performance and lubricity products. The ASPAC growth was moderate compared to the 60% growth experienced throughout 2006, albeit from a much lower base in 2005. The results in our TEL for use in aviation gasoline business were positively impacted by the more favourable pricing allowed under the Ethyl settlement.

The Performance Chemicals sales growth of 17% was spread across all the key operations which comprise this business. This business is continuing to demonstrate its ability to leverage increased volume and improved pricing across its various markets. Accordingly, a substantial proportion of this growth, accounting for 6 percentage points, was volume driven with a further 4 percentage points due to price and product mix. The remaining growth was due to the relative weakening of the U.S. dollar. In absolute dollar terms the growth was focused in Aroma Fine Chemicals, our United Kingdom aroma fragrances business and our Leuna business in Germany. Aroma Fine Chemicals achieved revenue growth in excess of 15%, primarily in respect of volume and the impact of exchange rates; with the business benefiting from the resolution of manufacturing difficulties experienced in the second quarter of 2006. In our Leuna business, which manufactures specialty waxes, growth exceeded 20% again split across volume, price and product mix, and the impact of exchange rates; with this business benefiting from strength in the construction-related markets that it serves and the transition into the higher margin specialty waxes segment.

In the first half year of 2006 the Octane Additives business unit benefited from the release of a potential retrospective pricing provision which contributed $6.6 million to net sales and $4.5 million to operating income. Excluding the impact of this release net sales actually increased by 12% in dollar terms, compared to a 5% volume increase, due to the richer sales mix and moderate price increases in the first half year of 2007. The 5% volume increase was due to the timing of shipments since the general rate of decline in volume terms in recent years has been between 10% and 25% per annum and this is expected to continue. Consistent with the first half year of 2006, sales in the first half year of 2007 were focused in the Middle East and Africa.

In aggregate terms sales grew $43.0 million (18%) as the combined sales growth of our Fuel Specialties and Performance Chemicals businesses of $44.4 million (23%) more than offset the very moderate sales decline experienced in our Octane Additives business.

Gross profit

	Six Months Ended June 30
(in millions)	2007	2006	Change
Fuel Specialties	$58.9	$50.0	$8.9	+18%
Performance Chemicals	13.2	9.9	3.3	+33%
Octane Additives	25.4	28.7	(3.3)	-11%

	$97.5	$88.6	$8.9	+10%

Gross margin (%)
Fuel Specialties	34.3	36.4	-2.1
Performance Chemicals	19.4	17.0	+2.4
Octane Additives	54.2	59.4	-5.2
Aggregate	34.0	36.4	-2.4

The 18% increase in gross profit generated by our Fuel Specialties business was lower than the 25% sales growth achieved due to reduced margins in all of our regions. The decrease of 2.1 percentage points in the Fuel Specialties gross margin was focused in the EMEA region and sales of TEL for use in aviation gasoline. Fuel Specialties margins were also impacted by product mix, specifically strong sales of lower margin cetane number improvers in the U.S. and diesel detergents in ASPAC. In addition, we have experienced lower plant utilization in our German business and raw material costs, most of which are oil-based, have put some downward pressure on margins. The gross margin achieved on sales of TEL for use in aviation gasoline was impacted by the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

The Performance Chemicals business delivered a 33% increase in gross profit which was significantly in excess of the 17% sales growth. This increase was generated from a 2.4 percentage points improvement in gross margins spread across each of the key operations which comprise this business segment. This gross margin improvement was however focused in Aroma Fine Chemicals, our aroma fragrances business, and our United Kingdom performance chemicals business. Aroma Fine Chemicals has benefited in the first half year of 2007 from the favourable impact of exchange rates and the resolution of manufacturing difficulties experienced in the second quarter of 2006. The United Kingdom performance chemicals business was favourably impacted by some raw material cost reductions and a more efficient manufacturing operation.

The 11% decline in gross profit in our Octane Additives business is due to a 3% decrease in net sales and 5.2 percentage points decrease in gross margin. Excluding the impact of the release of a potential retrospective pricing provision in the first half year of 2006 the gross margin has declined 3.8 percentage points between the corresponding periods. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. In addition, the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs was written off to cost of goods sold. The cessation of the TMAs, together with the richer sales mix and moderate price increases achieved in the second half year of 2007, has favourably impacted gross margin and limited the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Overall gross profit increased 10% to $97.5 million compared to the sales increase of 18% due to an overall 2.4 percentage points decrease in gross margin. This decrease is primarily due to the fact that higher margin Octane Additives sales formed a smaller proportion of total sales, reducing from 20% to 16%, and the effect of reduced margins in our Fuel Specialties business.

Operating expenses

	Six Months Ended June 30
(in millions)	2007	2006	Change
Fuel Specialties	$(29.3)	$(25.8)	$(3.5)	+14%
Performance Chemicals	(8.9)	(7.6)	(1.3)	+17%
Octane Additives	(4.9)	(5.4)	0.5	-9%
FAS 158/87 pension (charge)	(2.3)	—	(2.3)	-100%
Corporate costs	(10.7)	(10.6)	(0.1)	+1%

	$(56.1)	$(49.4)	$(6.7)	+14%

Increases in operating expenses in our Fuel Specialties and Performance Chemicals businesses were 14% and 17%, respectively, compared to sales growth of 25% and 17%, respectively. This sales growth and tight cost control has primarily been achieved by leveraging the infrastructures of these businesses and despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling and European Union euro cost base in these businesses. This performance has also been achieved despite operating expenses being driven higher to support these expanding businesses specifically in respect of research and development expenses which increased $1.4 million (27%) between the corresponding periods.

The 9% reduction in operating expenses of Octane Additives compares to the moderate 3% sales decline experienced in this business. Moderate savings were made in the first half year of 2007 compared to the first half year of 2006 in respect of the wind down of the South African selling office and a headcount reduction within sales. Again, this operating expense reduction was achieved despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base in this business.

In accordance with FAS 158/87, we were required to recognize a non-cash charge of $2.3 million in the first half year of 2007, primarily in respect of the amortization of net actuarial losses. No similar charge was required to be recognized in the first half year of 2006.

Corporate costs in the first half year of 2007 at $10.7 million were adversely impacted from the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base. Despite this, they were comparable to the $10.6 million incurred in the first half year of 2006 due to savings generated in the first half year of 2007. The savings result from lower professional fees since the first half year of 2006 included costs incurred following the Company’s switch to the Nasdaq Stock Market on March 21, 2006 and name change on January 30, 2006.

Restructuring charge

Restructuring costs of $2.0 million in the first half year of 2007 compare to $3.0 million in the first half year of 2006. In 2007, the costs primarily related to site clearance in the United Kingdom and a reduction in headcount in our Performance Chemicals business in the United Kingdom. In 2006, there were $1.1 million additional charges in relation to the United Kingdom restructuring program, an additional higher bonus payment to the former CEO of $0.6 million, an increased onerous lease provision for the old European Headquarters site of $0.3 million, and relocation and closure costs for a Performance Chemicals site in New Jersey of $0.4 million. The remaining $0.6 million related to sundry other restructuring.

Amortization of intangible assets

A charge of $7.7 million was recognized in the first half year of 2007 (2006—$6.3 million) of which $5.0 million (2006—$5.0 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. In addition, $1.3 million (2006—$1.3 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now called Innospec Performance Chemicals U.S. Co.), Aroma Fine Chemicals and Octel Starreon (now called Innospec Fuel Specialties LLC).

The additional $1.4 million of amortization expense in the first half year of 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. The amount attributed to the Octane Additive business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $7.7 million for the impairment of Octane Additives business goodwill in the first half year of 2007. This compares to a charge of $19.0 million in the first half year of 2006. Since the end of 2006, we have updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we will no longer be sharing with Ethyl the profits from the sale of TEL outside North America. The charge was higher in 2006 primarily due to the higher operating income and associated cash flows in that period.

The remaining balance of Octane Additives business goodwill is now $17.1 million as at June 30, 2007. The Company expects to recognize an aggregate charge of approximately $14 to $18 million for the 12 months ending December 31, 2007, provided that the Octane Additives business cash flows are in line with the Company’s current forecasts. However, we cannot provide any assurance that the actual charge recognized will fall within that range, as the charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

The following discussion references the consolidated statements of income on page 3 of this Quarterly Report on Form 10-Q.

Interest expense (net)

Net interest expense in the first half year of 2007 at $2.7 million was $0.7 million lower than the $3.4 million incurred in the second half year of 2006. This decrease is primarily due to the fact that average net debt fell approximately $34 million between the two periods from $88 million to $54 million. The favourable impact of the decrease in average net debt was offset to some extent by the increase in the U.S. base rate between the corresponding periods, and the first half year 2006 included the receipt of $0.6 million interest previously charged on a tax balance.

Income taxes

The Company recognized a tax charge of $10.1 million in the first half year of 2007 which is $2.9 million greater than the $7.2 million incurred in the first half year of 2006. The headline rate of income tax is 44.1% compared to 81.8% in the first half year of 2006. However, the effective rate of tax for the first half year of 2007 excluding the impairment of Octane Additives business goodwill was 33.0% compared to 25.9% in the first half year of 2006. Tax relief is not available on this impairment charge and accordingly we believe that the effective rate of tax is best calculated by adjusting for this non-cash charge. This adjusted effective rate has increased 7.1 percentage points between the corresponding periods primarily due to the exhaustion of U.S. net operating losses in 2006 and increased profitability of our U.S. based Fuel Specialties business which suffers the standard federal tax rate of 35%, together with state taxes, offset by the conclusion of some historic tax matters.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $2.2 million in the first half year of 2007 compared to $0.7 million in operating activities in the first half year of 2006.

In the first half year of 2007 net cash provided by operating activities increased by $1.5 million compared to the first half year of 2006. The primary reason for this increase was the stabilization in the working capital requirement discussed more fully under “Working Capital”. This was offset by the return to a more normalized position in respect of income tax payments and receipts in the first half year of 2007. The first half year of 2006 benefited from a $12.3 million movement in tax creditor due to a cash receipt from the United Kingdom tax authorities related to a tax reclaim. The $0.3 million net movement on plant closure provisions represents the low charge and low expenditure in respect of severance payments in the first half year of 2007 and compares to the $5.2 million of severance payments made in the first half year of 2006. The $0.9 million movement in the pension (liability)/prepayment relates to the cash contributions made during the first half year of 2007 to the United Kingdom contributory defined benefit pension plan in excess of the corresponding FAS 158/87 income statement charge. In the first half year of 2006 there was no similar FAS 158/87 income statement charge and accordingly the movement in the pension (liability)/prepayment related to cash contributions made to the United Kingdom contributory defined benefit pension plan.

During the first half year of 2007, $4.9 million was invested in capital expenditures to support our Fuel Specialties and Performance Chemicals growth businesses. In June 2007, an intangible asset of $28.4 million was acquired following the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements and associated professional fees incurred of $0.4 million.

In January 2007 the Company repaid $73 million under the financing facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In June 2007 the Company drew down $45 million under the revolving credit facility to fund the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements, with the balance used to unwind the working capital arrangements. In the first half of 2007 we paid dividends of $1.1 million, repurchased $10.0 million of our own common stock and raised $3.1 million by the issue of Treasury stock to holders of options who chose to exercise their stock options.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first half year of 2007 our working capital increased by $28.0 million compared to $41.7 million in the first half year of 2006. The increase in the first half year of 2007 was focused in our Octane Additives business with approximately $17.0 million relating to the unwind of the Ethyl working capital arrangements following the settlement regarding the TMAs. The remaining $11.0 million was focused in our Fuel Specialties and Performance Chemicals growth businesses, though primarily the former. Excluding the impact of unwinding the Ethyl working capital arrangements, inventories increased $1.2 million, primarily within our Fuel Specialties business, and accounts receivable and prepaid expenses increased $9.4 million, the impact of which was spread across our three business units.

Cash

At June 30, 2007 and December 31, 2006 we had cash and cash equivalents of $34.8 million and $101.9 million, respectively.

Debt

At June 30, 2007 and December 31, 2006 the Company was in compliance with all financial covenants in respect of its financing facility and had debt outstanding of $120.0 million and $148.1 million, respectively.

In January 2007 the Company repaid $73 million under the financing facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In June 2007 the Company drew down $45 million under the revolving credit facility to fund the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements, with the balance used to unwind the working capital arrangements. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009, or later if the financing facility is extended.

The debt profile as of June 30, 2007 is set out below:

(millions of dollars)
2007	$—
2008	20.0
2009	100.0
2010	—

120.0
Current portion of long-term debt	(20.0)

Long-term debt, net of current portion	$100.0

On February 26, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.09 (nine cents) per share (or $0.045 after adjusting for the Company’s recent 2-for-1 stock split). The cash dividend was paid on April 2, 2007 to holders of record of the Company’s common stock at close of business on March 5, 2007.

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and sales and marketing agreements with Ethyl Corporation which have been terminated effective April 1, 2007. These policies have been discussed in the Company’s 2006 Annual Report on Form 10-K, and with the exception of the termination of the sales and marketing agreements with Ethyl Corporation there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

See Part I, Item 3, “Legal Proceedings,” in the Company’s 2006 Annual Report on Form 10-K and Part II, Item 1, “Legal Proceedings,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 for a complete description of certain proceedings previously reported by us; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the latest Form 10-Q are described below.

Dispute with Ethyl Corp.

On June 19, 2007 the Company announced that it had resolved all of the pending arbitration actions commenced in 2006 under the rules of the London Court of International Arbitration between Innospec and Ethyl Corporation, a wholly owned subsidiary of NewMarket Corp., arising out of disputes under the companies’ global marketing and supply agreements for tetra ethyl lead (“TEL”). In resolving these disputes, the companies have renegotiated their agreements to mutual satisfaction. Innospec and Ethyl are parties to certain exclusive agreements that govern the global marketing and sales of TEL, except in North America (“TMAs”). The TMAs have ceased, and Innospec is the sole supplier and receives all resulting profits from marketing and sales of TEL outside of North America. Innospec made a payment of $28.0 million in respect of Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007.

ITEM 1A	Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s 2006 Annual Report on Form 10-K, and there have been no significant changes since that time.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2007 the Company announced that the Board of Directors of Innospec Inc. had approved a 2-for-1 stock split to be effected in the form of a 100 per cent stock dividend. Shareholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. The following table has been retrospectively adjusted for this stock split.

(c) The following table shows purchases of equity securities by the issuer or affiliated purchasers during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward				$16.4 million
April 1—April 30	80,000	$29.18	80,000	$14.1 million
May 1—May 31	54,764	$29.85	54,764	$12.5 million
June 1—June 30	49,748	$28.93	49,748	$11.0 million

Total	184,512	$29.31	184,512	$11.0 million

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

On May 14, 2007 the Company announced that the Board of Directors of Innospec Inc. had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $3.0 million of common stock. This plan commenced on May 14, 2007 and completed on June 19, 2007.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on May 8, 2007 (the “2007 Annual Meeting”). The following matters were voted on at the 2007 Annual meeting:

(i)	Re-election of the following current two directors of the Company to serve until the 2010 Annual Meeting:

	Votes For	Votes Withheld
Dr. Robert E. Bew	11,274,509	125,412
Martin M. Hale	11,276,780	123,141

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstentions
11,319,582	51,503	28,836

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	By	/s/ PAUL W. JENNINGS
Paul W. Jennings
President and Chief Executive Officer

Date: August 8, 2007	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer