Form 10-Q
period 2007-09-30
INNOSPEC INC.
filed 2007-11-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐                         Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2007
Common Stock, par value $0.01	23,906,904

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including, without limitation, all of the Company’s guidance for revenues, gross margins, net income and other measures of financial performance. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, our ability to continue to achieve organic growth in our Fuel Specialties and Active Chemicals businesses, our ability to successfully integrate any acquisitions in those business segments, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars except share and per share data)	2007	2006	2007	2006
Net sales (Note 2)	$143.0	$143.7	$429.7	$387.4
Cost of goods sold	(97.4)	(92.1)	(286.6)	(247.2)

Gross profit (Note 2)	45.6	51.6	143.1	140.2
Operating expenses:
Selling, general and administrative	(23.8)	(24.3)	(73.3)	(68.5)
Research and development	(3.3)	(3.1)	(9.9)	(8.3)
Restructuring charge	(0.9)	(0.4)	(2.9)	(3.4)
Amortization of intangible assets (Note 4)	(4.6)	(3.2)	(12.3)	(9.5)
Impairment of Octane Additives business goodwill (Note 5)	(2.4)	(10.4)	(10.1)	(29.4)
Profit on disposals (net)	—	9.6	—	9.2

	(35.0)	(31.8)	(108.5)	(109.9)
Operating income (Note 2)	10.6	19.8	34.6	30.3
Other net income	1.4	1.4	3.0	3.1
Interest expense (net)	(2.3)	(1.7)	(5.0)	(5.1)

Income before income taxes and minority interest	9.7	19.5	32.6	28.3
Minority interest	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	9.6	19.4	32.5	28.2
Income taxes (Note 6)	(4.0)	(8.9)	(14.1)	(16.1)

Net income	$5.6	$10.5	$18.4	$12.1

Earnings per share (Note 7):
Basic	$0.23	$0.44	$0.77	$0.50

Diluted	$0.23	$0.42	$0.74	$0.48

Weighted average shares outstanding (in thousands) (Note 7):
Basic	24,007	23,799	23,935	24,280

Diluted	24,646	24,996	24,803	25,439

Dividend declared per common share (Note 8):	$0.045	$0.04	$0.09	$0.08

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars except share and per share data)	September 30 2007	December 31 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28.3	$101.9
Accounts receivable (less allowance of $1.9 and $2.5, respectively)	82.3	78.3
Inventories
Finished goods	99.9	83.7
Work in progress	17.7	25.2
Raw materials	20.5	11.1

Total inventories	138.1	120.0
Prepaid expenses	7.4	5.1

Total current assets	256.1	305.3
Property, plant and equipment	116.8	105.5
Less accumulated depreciation	(50.1)	(39.0)

Net property, plant and equipment	66.7	66.5
Goodwill—Octane Additives (Note 5)	14.7	24.8
Goodwill—Other (Note 5)	139.2	139.0
Intangible assets (Note 4)	46.4	30.2
Deferred finance costs	0.8	1.6
Deferred income taxes	5.4	1.6

	$529.3	$569.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(millions of dollars except share and per share data)	September 30 2007	December 31 2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52.8	$50.0
Dividend payable	1.1	—
Accrued liabilities	52.9	55.5
Accrued income taxes	3.2	14.7
Short-term borrowing (Note 9)	20.0	15.1
Current portion of plant closure provisions (Note 10)	5.5	5.6
Current portion of unrecognized tax benefits (Note 6)	13.4	—
Current portion of deferred income	0.1	2.0

Total current liabilities	149.0	142.9
Long-term debt, net of current portion (Note 9)	83.0	133.0
Plant closure provisions, net of current portion (Note 10)	22.6	22.2
Unrecognized tax benefits, net of current portion (Note 6)	22.3	—
Pension liability (Note 3)	20.7	22.5
Other liabilities	1.6	22.4
Deferred income, net of current portion	0.6	0.9
Minority interest	0.1	0.1
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.1
Additional paid-in capital	280.1	281.7
Treasury stock (5,648,675 and 5,749,494 shares at cost, respectively)	(55.7)	(44.7)
Retained earnings	110.0	97.9
Accumulated other comprehensive income	(105.3)	(110.0)

Total stockholders’ equity	229.4	225.0

	$529.3	$569.0

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(millions of dollars)	2007	2006
Cash Flows from Operating Activities
Net income	$18.4	$12.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.0	20.0
Impairment of Octane Additives business goodwill (Note 5)	10.1	29.4
Deferred income taxes	(0.2)	0.1
Profit on disposal of property, plant and equipment (net)	—	(9.2)
Changes in working capital
Accounts receivable and prepaid expenses	(4.9)	(14.5)
Inventories	(17.2)	(18.0)
Accounts payable and accrued liabilities	(0.8)	(11.6)
Income taxes and other current liabilities	(3.8)	20.1
Movement on plant closure provisions	—	(3.4)
Movement on pension (liability)/prepayment	(1.8)	(2.3)
Stock option compensation charge	1.7	1.2
Movements on other non-current liabilities	0.1	(1.9)
Movement on deferred income	(2.3)	(1.5)
Other	—	(0.2)

Net cash provided by operating activities	22.3	20.3

Cash Flows from Investing Activities
Capital expenditures	(8.6)	(3.4)
Proceeds on disposal of property, plant and equipment (net)	—	9.4
Disposal of unconsolidated investment	—	2.6
Acquisition of intangible asset (Note 4)	(28.4)	—

Net cash (used in)/provided by investing activities	(37.0)	8.6

Cash Flows from Financing Activities
Receipt of short-term borrowing	—	1.0
Repayment of short-term borrowing	(15.1)	(1.4)
Receipt of long-term borrowing	45.0	18.0
Repayment of long-term borrowing	(75.0)	(10.0)
Increase in deferred finance costs	—	(0.4)
Dividend paid	(1.1)	(1.0)
Issue of treasury stock	3.9	1.7
Repurchase of common stock	(17.4)	(14.7)
Minority interest	—	0.1

Net cash (used in) financing activities	(59.7)	(6.7)
Effect of exchange rate changes on cash	0.8	0.8

Net change in cash and cash equivalents	(73.6)	23.0
Cash and cash equivalents at beginning of period	101.9	68.9

Cash and cash equivalents at end of period	$28.3	$91.9

Amortization of deferred finance costs of $0.9 million (2006—$0.6 million) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(millions of dollars)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0
Net income	—	—	—	18.4	—	18.4
Dividend ($0.09 per share)	—	—	—	(2.2)	—	(2.2)
Derivatives (1)	—	—	—	—	(0.2)	(0.2)
Net CTA change (2)	—	—	—	—	3.9	3.9
Treasury stock re-issued	—	(0.7)	6.4	—	—	5.7
Treasury stock repurchased	—	—	(17.4)	—	—	(17.4)
Stock option compensation charge	—	(0.7)	—	—	—	(0.7)
Two-for-one common stock split	0.2	(0.2)	—	—	—	—
Cumulative effect of adoption of FIN 48 (Note 6)	—	—	—	(3.1)	—	(3.1)
Amortization of net actuarial losses, net of tax	—	—	—	(1.0)	1.0	—

Balance at September 30, 2007	$0.3	$280.1	$(55.7)	$110.0	$(105.3)	$229.4

(1)	Changes in unrealized exchange gains/(losses) on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2007	2006	2007	2006
Net income for the period	$5.6	$10.5	$18.4	$12.1
Changes in cumulative translation adjustment	2.3	—	3.9	3.6
Changes in unrealized exchange (losses)/gains on derivative instruments, net of tax	(0.2)	(0.4)	(0.2)	0.2
Amortization of net actuarial losses, net of tax	0.3	—	1.0	—

Total comprehensive income	$8.0	$10.1	$23.1	$15.9

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLI DATED FINANCIAL STATEMENTS

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

NOTE 2—SEGMENTAL REPORTING

The Company divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals (previously Performance Chemicals) and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business operates in markets which are mature with generally declining demand.

On October 1, 2007 the Company announced a further streamlining of its fast-growing Performance Chemicals division into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in three geographical regions and five core industry sectors. This led to the segment being re-branded under the banner “Active Chemicals.”

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2007	2006	2007	2006
Net sales
Fuel Specialties	$93.8	$80.0	$265.6	$217.2
Active Chemicals	33.0	31.9	101.0	90.1
Octane Additives	16.2	31.8	63.1	80.1

	$143.0	$143.7	$429.7	$387.4

Gross profit
Fuel Specialties	$31.5	$26.9	$90.4	$76.9
Active Chemicals	5.9	7.0	19.1	16.9
Octane Additives	8.2	17.7	33.6	46.4

	$45.6	$51.6	$143.1	$140.2

Operating income
Fuel Specialties	$16.3	$13.5	$45.0	$37.1
Active Chemicals	1.5	2.5	5.1	4.1
Octane Additives	2.3	10.3	16.7	28.6
FAS 158/87 pension (charge)	(1.1)	—	(3.4)	—
Corporate costs	(5.1)	(5.3)	(15.8)	(15.9)

	$13.9	$21.0	$47.6	$53.9
Restructuring charge	(0.9)	(0.4)	(2.9)	(3.4)
Impairment of Octane Additives business goodwill	(2.4)	(10.4)	(10.1)	(29.4)
Profit on disposals (net)	—	9.6	—	9.2

	$10.6	$19.8	$34.6	$30.3

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments.

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2007	2006	2007	2006
Depreciation
Fuel Specialties	$0.5	$0.5	$1.5	$1.3
Active Chemicals	1.3	1.2	3.4	3.6
Octane Additives	0.8	0.8	2.4	2.2
Corporate	0.8	1.0	2.5	2.8

Total	$3.4	$3.5	$9.8	$9.9

Amortization
Fuel Specialties	$0.6	$0.4	$1.5	$1.0
Active Chemicals	0.3	0.3	1.0	1.0
Octane Additives	3.7	2.5	9.8	7.5

Total	$4.6	$3.2	$12.3	$9.5

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its former and current United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2007	2006	2007	2006
Service cost	$(1.4)	$(1.3)	$(4.0)	$(3.7)
Interest cost on projected benefit obligation	(11.5)	(10.1)	(34.0)	(29.3)
Expected return on plan assets	12.3	11.4	36.1	33.0
Amortization of net actuarial losses	(0.5)	—	(1.5)	—

	$(1.1)	$—	$(3.4)	$—

At September 30, 2007, the Company has a pension liability of $20.7 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Nine Months Ended September 30
(millions of dollars)	2007	2006
Gross cost at January 1	$86.9	$86.9
Acquisitions	28.4	—

Gross cost at September 30	115.3	86.9

Amortization at January 1	(56.7)	(43.9)
Amortization charge	(12.3)	(9.5)
Exchange effect	0.1	0.1

Amortization at September 30	(68.9)	(53.3)

Net book amount at September 30	$46.4	$33.6

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

An intangible asset has been recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007, and associated professional fees. The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We have allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value has been attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Amortization of intangible assets

A charge of $12.3 million was recognized in the first three quarters of 2007 (2006—$9.5 million) of which $7.5 million (2006—$7.5 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. In addition, $2.0 million (2006—$2.0 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now part of a company called Innospec Active Chemicals), Aroma Fine Chemicals (now called Innospec Widnes) and Octel Starreon (now called Innospec Fuel Specialties).

The increased amortization expense of $2.8 million in the first three quarters of 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – GOODWILL

	Nine Months Ended September 30
(millions of dollars)	2007	2006
Gross cost at January 1	$461.9	$498.5
Impairment of Octane Additives business goodwill	(10.1)	(29.4)
Exchange effect	0.2	0.1

Gross cost at September 30	452.0	469.2
Amortization at January 1 and September 30	(298.1)	(298.1)

Net book amount at September 30	$153.9	$171.1

Octane Additives	14.7	32.1
Other	139.2	139.0

	$153.9	$171.1

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

On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings; and reclassifications of $21.0 million from other liabilities, $3.8 million from deferred income taxes and $7.8 million from accrued income taxes. A roll-forward of unrecognized tax benefits is as follows:

(millions of dollars)	2007
Opening balance at January 1	$33.4
Additions related to tax positions taken in the current period	0.3
Additions for tax positions of prior periods	—
Reductions in tax positions of prior periods	—
Settlements	(0.3)

Closing balance at September 30	33.4
Accrued interest and penalties	2.3

35.7
Current	(13.4)

Non-current	$22.3

All of the $35.7 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income. As of September 30, 2007, $2.3 million was accrued within the liability for unrecognized tax benefits in respect of accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. As at September 30, 2007, the Company’s subsidiaries in France, Germany and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at September 30, 2007.

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

Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator (millions of dollars):
Net income available to common stockholders	$5.6	$10.5	$18.4	$12.1

Denominator (in thousands):
Weighted average common shares outstanding	24,007	23,799	23,935	24,280
Dilutive effect of stock options and awards	639	1,197	868	1,159

Denominator for diluted earnings per share	24,646	24,996	24,803	25,439

Net income per share, basic:	$0.23	$0.44	$0.77	$0.50

Net income per share, diluted:	$0.23	$0.42	$0.74	$0.48

The weighted average number of share options that were anti-dilutive in the three and nine months ended September 30, 2007 and excluded from the calculation of diluted earnings per share were 28,366 and 14,183, respectively (2006—nil and 11,000, respectively).

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

At September 30, 2007, the Company had authorized common stock of 40,000,000 shares (December 31, 2006—40,000,000). Issued shares at September 30, 2007, were 29,554,500 (December 31, 2006—29,554,500) and treasury stock amounted to 5,648,675 shares (December 31, 2006—5,749,494).

On February 26, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.09 (nine cents) per share (or $0.045 after adjusting for the Company’s recent 2-for-1 stock split). The cash dividend was paid on April 2, 2007 to holders of record of the Company’s common stock at close of business on March 5, 2007.

On August 14, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.045 (four and one-half cents) per share. The cash dividend was paid on October 9, 2007 to holders of record of the Company’s common stock at close of business on September 4, 2007.

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

The total intrinsic value of options exercised in the third quarter of 2007 and 2006 were $0.1 million and $nil million, respectively. The total options vested in the third quarter of 2007 were 10,000. No options vested in the third quarter of 2006.

Movements in stock options in the three and nine months ended September 30, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 1, 2007	1,272,250	$3.81
Exercised	(120,752)	$6.64
Cancelled	(24,952)	$1.64

Outstanding at September 30, 2007	1,126,546	$3.56

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2007	1,613,374	$4.48
Grants—at discount	387,236	$—	$26.49
Grants—at market value	28,368	$27.09	$10.96
Exercised	(765,900)	$5.06
Cancelled	(136,532)	$0.73

Outstanding at September 30, 2007	1,126,546	$3.56

Range of Exercise Price	Number outstanding at September 30, 2007	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at September 30, 2007	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0-$ 5	731,086	6.91	$0.23	123,500	4.64	$1.39
$ 5-$10	361,194	5.56	$8.31	122,958	2.76	$7.16
$10-$15	5,900	6.62	$11.50	5,900	6.62	$11.50
$25-$30	28,366	9.40	$27.09	—	—	$—

	1,126,546			252,358

The aggregate intrinsic value of fully vested stock options is $0.7 million. Of the 252,358 stock options that are exercisable, 77,442 have performance conditions attached. The total compensation cost for FAS 123 (R) for the first nine months of 2007 and 2006 was $1.7 million and $1.2 million, respectively.

The fair value of options granted by the Company that are dependent upon externally focused factors, such as the Company’s share price, is calculated using the Monte Carlo model. The fair value of options granted by the Company that are dependent upon internally focused factors, such as the financial performance of the Company’s reporting units, is calculated using the Black-Scholes model.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2007	2006
Dividend yield	0.3%	0.4%
Expected life	4 years	4 years
Volatility	43.5%	45.41%
Risk free interest rate	4.47%	4.26%

NOTE 9—DEBT

Long-term debt consists of the following:

(millions in dollars)	September 30 2007	December 31 2006
Senior term loan	$75.0	$90.0
Revolving credit	28.0	58.0
Capital leases	—	0.1

	103.0	148.1
Less current portion	(20.0)	(15.1)

	$83.0	$133.0

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

There was $148.0 million outstanding under the terms of the financing facility at December 31, 2006. In January 2007 the Company repaid $73 million under the financing facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In June 2007 the Company drew down $45 million under the revolving credit facility to fund the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements, with the balance used to unwind the working capital arrangements. During the third quarter, 2007, $17 million of the revolver draw down was repaid. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009, or later if the financing facility is extended.

The financing facility contains terms which, if breached, would result in the term loan and any revolving credit advances becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the financing facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the financing facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to September 30, 2007 due to such ratio not being exceeded.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was in compliance with these financial covenants throughout the period to September 30, 2007. The financing facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during the first three quarters of 2007 and 2006.

The following table presents the projected annual maturities until the end of 2010:

(millions of dollars)	Term loan	Revolving credit facility	Total
2007	$—	$—	$—
2008	20.0	—	20.0
2009	55.0	28.0	83.0
2010	—	—	—

	$75.0	$28.0	$103.0

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance) and decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to the Fuel Specialties and Active Chemicals businesses.

Movements in the provisions are summarized as follows:

	Q3 YTD 2007				Q3 YTD 2006 Total
(millions in dollars)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$3.8	$0.3	$23.7	$27.8	$31.1
Charge for the period	0.7	2.2	1.9	4.8	4.6
Expenditure	(1.6)	(1.8)	(1.4)	(4.8)	(8.1)
Exchange effect	0.1	—	0.2	0.3	0.5

Total at September 30	$3.0	$0.7	$24.4	$28.1	$28.1
Due within one year	(2.2)	(0.4)	(2.9)	(5.5)	(6.3)

Due after one year	$0.8	$0.3	$21.5	$22.6	$21.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring charges along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.7 million was recognized in the first three quarters of 2007. This relates to a reduction in Active Chemicals United Kingdom headcount ($0.4 million) and additional payments in respect of the former CEO ($0.3 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other restructuring

The $2.2 million charge primarily relates to United Kingdom site clearance ($1.1 million) and relocation of our European Headquarters to the Ellesmere Port site ($0.7 million).

Remediation

The $1.9 million remediation charge for first nine months of 2007 relates to the accretion expense recognized under FAS 143 ($1.7 million) and sundry other remediation ($0.2 million).

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business we have been named as a defendant in a number of lawsuits and other legal and regulatory proceedings. A number of these proceedings have been described in Part I, Item 3, “Legal Proceedings,” in the Company’s 2006 Annual Report on Form 10-K and in Part II, Item 1, “Legal Proceedings,” in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. We provide for potential losses that may arise out of legal and regulatory proceedings to the extent such losses are probable and can be estimated. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in excess of established reserves not to be material to the Company’s consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Oil For Food

On October 10, 2007 and November 1, 2007 the Company received two further subpoenas from the SEC related to its investigation in this matter. The Company has also been contacted by the Department of Justice (“DOJ”) regarding this matter, although no subpoena or other formal process has been initiated by the DOJ. The Company is continuing to voluntarily co-operate with the SEC in this matter.

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of September 30, 2007, for $9.8 million, primarily relating to performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited (“OWM”) on June 26, 2003, the Company agreed to indemnify the purchaser in respect of the environmental liability arising from the possible historic contamination of its leased site at Ellesmere Port, United Kingdom up to a maximum of £2.0 million ($4.1 million). In general, the environmental conditions or events that are subject to this indemnity must have arisen prior to June 26, 2003 and there is no time limit on when claims must be asserted. This potential liability is included in the Company’s remediation provision.

In addition, the Company provided certain warranties in respect of the disposal of OWM. The Company would be required to indemnify the purchaser should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.7 million ($7.5 million). As of September 30, 2007, no claims have been asserted by the purchaser.

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

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars)	2007	2006	2007	2006
Net sales
Fuel Specialties	$93.8	$80.0	$265.6	$217.2
Active Chemicals	33.0	31.9	101.0	90.1
Octane Additives	16.2	31.8	63.1	80.1

	$143.0	$143.7	$429.7	$387.4

Gross profit
Fuel Specialties	$31.5	$26.9	$90.4	$76.9
Active Chemicals	5.9	7.0	19.1	16.9
Octane Additives	8.2	17.7	33.6	46.4

	$45.6	$51.6	$143.1	$140.2

Operating income
Fuel Specialties	$16.3	$13.5	$45.0	$37.1
Active Chemicals	1.5	2.5	5.1	4.1
Octane Additives	2.3	10.3	16.7	28.6
FAS 158/87 pension (charge)	(1.1)	—	(3.4)	—
Corporate costs	(5.1)	(5.3)	(15.8)	(15.9)

	13.9	$21.0	$47.6	$53.9
Restructuring charge	(0.9)	(0.4)	(2.9)	(3.4)
Impairment of Octane Additives business goodwill	(2.4)	(10.4)	(10.1)	(29.4)
Profit on disposals (net)	—	9.6	—	9.2

	$10.6	$19.8	$34.6	$30.3

Three months to September 30, 2007:

Net sales

	Three Months Ended September 30		Change
(millions of dollars)	2007	2006
Fuel Specialties	$93.8	$80.0	$13.8	+17%
Active Chemicals	33.0	31.9	1.1	+3%
Octane Additives	16.2	31.8	(15.6)	-49%

	$143.0	$143.7	$(0.7)	n/a %

Fuel Specialties is now by far our largest business accounting for approximately two thirds of our revenues in the third quarter of 2007. The revenue increase of 17% achieved by this business was primarily volume driven, accounting for 18 percentage points of the growth. A further 4 percentage points were due to the favourable impact of exchange rates, offset by 5 percentage points due to price and product mix. In the third quarter this growth was focused in the Americas region and our TEL for use in aviation gasoline business. The Americas’ region growth of 21% was primarily volume driven, and to some extent price and product mix, as it benefited from strong sales of lubricity products, cetane number improvers and corrosion inhibitors. In the Europe, Middle East and Africa (“EMEA”) region revenues declined 5% due to a one-off contract in 2006 that did not recur. The Asia Pacific (“ASPAC”) region delivered revenue growth of 19%, an acceleration on that achieved in the first half of this year, the majority of which was again volume driven. The results in our TEL for use in aviation gasoline business were positively impacted by the volumes to be sold under the Ethyl settlement and accordingly the majority of growth achieved was volume related.

Revenues in our Active Chemicals business were unusually strong in the third quarter of 2006 due primarily to the timing of shipments. Accordingly, sales growth of 3% in the third quarter of 2007 is primarily due to the relative weakening of the U.S. dollar, accounting for 5 percentage points, offset by volume declines of 2 percentage points. The impact of price and product mix was minimal. The net revenue growth in dollar terms was focused almost exclusively in the Americas region which benefited from strong fragrance sales.

The Octane Additives business is now concentrated in a relatively small number of customers and accordingly sales are volatile dependent upon the timing of shipments to these customers. Shipments in the third quarter of 2006 and 2007 were unusually high and low, respectively, resulting in a sales decline of 49% compared to a more moderate year to date sales decline of 21%. In recent quarters the sales decline in our Octane Additives business has not been as great as the volume decline due primarily to the increasing richer sales mix and moderate price increases that we achieve. In the third quarter of 2007 however the Octane Additives business sales and volume declines of 49% and 50%, respectively, were largely consistent with each other. The sales decline is more pronounced in this quarter compared to the volume decline due to the reduction in revenues from our environmental remediation business. This business, which assists customers to manage the clean up of the associated redundant plants as refineries make the change to unleaded fuel, is by its very nature project based and accordingly revenues can vary from quarter to quarter.

In aggregate terms sales were broadly in line with last year’s third quarter as the combined sales growth of our Fuel Specialties and Active Chemicals businesses of $14.9 million (13%) largely offset the sales decline experienced in our Octane Additives business.

Gross profit

	Three Months Ended September 30
(millions of dollars)	2007	2006	Change
Fuel Specialties	$31.5	$26.9	$4.6	+17%
Active Chemicals	5.9	7.0	(1.1)	-16%
Octane Additives	8.2	17.7	(9.5)	-54%

	$45.6	$51.6	$(6.0)	-12%

Gross margin (%)
Fuel Specialties	33.6	33.6	n/a
Active Chemicals	17.9	21.9	-4.0
Octane Additives	50.6	55.7	-5.1
Aggregate	31.9	35.9	-4.0

The 17% increase in gross profit generated by our Fuel Specialties business was entirely consistent with the 17% sales growth achieved due to the rigidity of the margins in this business. Fuel Specialties margins were adversely impacted by product mix, specifically strong sales of lower margin cetane number improvers in the U.S. and diesel detergents in ASPAC, together with increased raw materials costs in the U.S. The gross margin achieved on sales of TEL for use in aviation gasoline was adversely impacted by the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. Despite these adverse impacts, the gross margin achieved in the third quarter of 2007 was consistent with that achieved in the third quarter of 2006 due to the higher margin TEL for use in aviation gasoline sales forming a larger proportion of total sales in this business.

Gross profit in the Active Chemicals business declined 16% despite the 3% sales growth due to a decline in gross margin of 4.0 percentage points. Gross margin was impacted by shut downs in our United Kingdom manufacturing plants for maintenance, new product trials and also lower production volumes to manage inventory and improve cash flow.

The 54% decline in gross profit in our Octane Additives business, on net sales which have declined 49%, reflects a 5.1 percentage points net reduction in gross margin. Following the settlement regarding the TEL sales and marketing agreements (“TMAs”) effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. The cessation of the TMAs, together with the richer sales mix and moderate price increases achieved in the third quarter of 2007, has favourably impacted gross margin and limited the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Overall gross profit decreased 12% to $45.6 million despite sales being comparable with last year’s third quarter due to an overall 4.0 percentage points decrease in gross margin. This decrease is primarily due to the fact that higher margin Octane Additives sales formed a smaller proportion of total sales, reducing from 22% to 11%, and the effect of reduced margins in our Active Chemicals business.

Operating expenses

	Three Months Ended September 30
(millions of dollars)	2007	2006	Change
Fuel Specialties	$(14.6)	$(13.1)	$(1.5)	+11%
Active Chemicals	(4.0)	(4.1)	0.1	-2%
Octane Additives	(2.3)	(4.9)	2.6	-53%
FAS 158/87 pension (charge)	(1.1)	—	(1.1)	+100%
Corporate costs	(5.1)	(5.3)	0.2	-4%

	$(27.1)	$(27.4)	$0.3	-1%

Operating expenses in our Fuel Specialties business increased 11% compared to sales growth of 17%, and actually declined 2% in our Active Chemicals businesses compared to sales growth of 3%. This sales growth and tight cost control has been achieved by leveraging the infrastructures of these businesses and despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling and European Union euro cost base in these businesses. This performance has also been achieved despite operating expenses being driven higher to support these expanding businesses specifically in respect of research and development expenses which increased $0.2 million (6%) between the corresponding periods.

The 53% reduction in operating expenses of Octane Additives compares to the 49% sales decline experienced in this business. The majority of the savings were generated from reduced professional fees, and reduced commission charges due to lower sales. In addition, moderate savings were made in respect of the wind down of the French sales office and a headcount reduction within sales. Again, this operating expense reduction was achieved despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base in this business.

In accordance with FAS 158/87, we were required to recognize a non-cash charge of $1.1 million in the third quarter of 2007, primarily in respect of the amortization of net actuarial losses. No similar charge was required to be recognized in the third quarter of 2006.

Corporate costs in the third quarter of 2007 at $5.1 million were adversely impacted by the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base. Despite this they were lower than the $5.3 million incurred in the third quarter of 2006 due to tight cost control.

Restructuring charge

Restructuring costs of $0.9 million in the third quarter of 2007 compare to $0.4 million in the third quarter of 2006 and can be analyzed as follows:

	Three Months Ended September 30
(millions of dollars)	2007	2006
Relocation of our European Headquarters to the Ellesmere Port site	$0.6	$—
United Kingdom site clearance	0.3	0.2
Sundry other restructuring	—	0.2

	$0.9	$0.4

Amortization of intangible assets

A charge of $4.6 million was recognized in the third quarter of 2007 (2006—$3.2 million) of which $2.5 million (2006—$2.5 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. In addition, $0.7 million (2006—$0.7 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now part of a company called Innospec Active Chemicals), Aroma Fine Chemicals (now called Innospec Widnes) and Octel Starreon (now called Innospec Fuel Specialties).

The increased amortization expense of $1.4 million in the third quarter of 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $2.4 million for the impairment of Octane Additives business goodwill in the third quarter of 2007. This compares to a charge of $10.4 million in the third quarter of 2006. Since the end of 2006, we have updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we will no longer be sharing with Ethyl the profits from the sale of TEL outside North America. The charge was higher in 2006 primarily due to the higher operating income and associated cash flows in that period.

The remaining balance of Octane Additives business goodwill is now $14.7 million as at September 30, 2007. The Company expects to recognize an aggregate charge of approximately $12 to $16 million for the 12 months ending December 31, 2007, provided that the Octane Additives business cash flows are in line with the Company’s current forecasts. However, we cannot provide any assurance that the actual charge recognized will fall within that range, as the charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

The following discussion references the consolidated statements of income on page 3 of this Quarterly Report on Form 10-Q.

Interest expense (net)

Net interest expense in the third quarter of 2007 at $2.3 million was $0.6 million greater than the $1.7 million incurred in the third quarter of 2006. This increase is primarily due to the fact that average net debt rose approximately $16 million between the two periods from $72 million to $88 million. The adverse impact of the increase in average net debt was coupled with the increase in the U.S. base rate between the corresponding periods.

Income taxes

The Company recognized a tax charge of $4.0 million in the third quarter of 2007 which is $4.9 million lower than the $8.9 million incurred in the third quarter of 2006. The headline rate of income tax is 41.7% compared to 45.9% in the third quarter of 2006. However, the effective rate of tax for the third quarter of 2007 excluding the impairment of Octane Additives business goodwill was 33.3% compared to 29.9% in the third quarter of 2006. Tax relief is not available on this impairment charge and accordingly we believe that the effective rate of tax is best calculated by adjusting for this non-cash charge. This adjusted effective rate has increased 3.4 percentage points between the corresponding periods primarily due to the exhaustion of U.S. net operating losses in 2006 and increased profitability of our U.S. based Fuel Specialties business which suffers the standard federal tax rate of 35%, together with state taxes.

Nine months to September 30, 2007:

Net sales

	Nine Months Ended September 30
(millions of dollars)	2007	2006	Change
Fuel Specialties	$265.6	$217.2	$48.4	+22%
Active Chemicals	101.0	90.1	10.9	+12%
Octane Additives	63.1	80.1	(17.0)	-21%

	$429.7	$387.4	$42.3	+11%

Fuel Specialties is now by far our largest business accounting for over 60% of our revenues in the first nine months of 2007. The revenue increase of 22% achieved by this business was primarily volume driven, accounting for 17 percentage points of the growth. A further 4 percentage points were due to price and product mix, with the remaining 1 percentage point due to the favourable impact of exchange rates. This growth has been focused in the Americas region which delivered revenue growth of 29%. Americas’ sales were driven by our continued strong market-leading position in diesel fuel additives and the U.S. government’s adoption early in 2006 of new ultra low sulfur diesel regulations. The Americas’ growth is primarily volume related though it has also benefited from price and product mix. There were also strong sales in the EMEA region and the ASPAC region which delivered revenue growth of 9% and 15%, respectively. The EMEA region posted strong gains despite the market being more mature, the mild winter which impacted our cold flow improver and heating products range, and a one-off contract in 2006 that did not recur. EMEA’s growth continues to be primarily volume driven benefiting from strong sales of performance and lubricity products. The ASPAC growth was moderate compared to the 60% growth experienced throughout 2006, albeit from a much lower base in 2005. The results in our TEL for use in aviation gasoline business were positively impacted by the more favourable pricing allowed, and the volumes to be sold, under the Ethyl settlement.

Revenues in our Active Chemicals business were unusually strong in the third quarter of 2006 due primarily to the timing of shipments. Accordingly, Active Chemicals sales growth was limited to 3% in the third quarter of 2007 compared to 15% and 19% in the second and first quarters of 2007, respectively. This has had the impact of limiting sales growth during the first nine months of 2007 to 12%. Notwithstanding this, the business is continuing to demonstrate its ability to leverage increased volume and improved pricing across its various markets. Accordingly, a good proportion of this growth, accounting for 3 percentage points, was volume driven with a further 3 percentage points due to price and product mix. The remaining growth of 6 percentage points was due to the relative weakening of the U.S. dollar. In absolute dollar terms the growth was focused in the EMEA and Americas regions, with ASPAC revenues being largely static reflecting the embryonic stage that this business is at.

In the first nine months of 2006 the Octane Additives business benefited from the release of a potential retrospective pricing provision which contributed $6.6 million to net sales and $4.5 million to operating income. Excluding the impact of this release net sales decreased by 14% in dollar terms, compared to a 19% volume decrease, due to the richer sales mix and moderate price increases in the first nine months of 2007. The 19% volume decrease is consistent with the general rate of decline in volume terms in recent years of between 10% and 25% per annum and this is expected to continue. Consistent with the first nine months of 2006, sales in the first nine months of 2007 were focused in the Middle East and Africa.

In aggregate terms sales grew $42.3 million (11%) as the combined sales growth of our Fuel Specialties and Active Chemicals businesses of $59.3 million (19%) more than offset the sales decline experienced in our Octane Additives business.

Gross profit

	Nine Months Ended September 30
(millions of dollars)	2007	2006	Change
Fuel Specialties	$90.4	$76.9	$13.5	+18%
Active Chemicals	19.1	16.9	2.2	+13%
Octane Additives	33.6	46.4	(12.8)	-28%

	$143.1	$140.2	$2.9	+2%

Gross margin (%)
Fuel Specialties	34.0	35.4	-1.4
Active Chemicals	18.9	18.8	+0.1
Octane Additives	53.2	57.9	-4.7
Aggregate	33.3	36.2	-2.9

The 18% increase in gross profit generated by our Fuel Specialties business was lower than the 22% sales growth achieved due to reduced margins in all the regions. The decrease of 1.4 percentage points in the Fuel Specialties gross margin was focused in the EMEA region and sales of TEL for use in aviation gasoline. Fuel Specialties margins were also impacted by product mix, specifically strong sales of lower margin cetane number improvers in the U.S. and diesel detergents in ASPAC. In addition, we have experienced lower plant utilization in our German business and raw material costs, most of which are oil-based, have put some downward pressure on margins. The gross margin achieved on sales of TEL for use in aviation gasoline was impacted by the effect of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. The gross margin achieved in this business in the first nine months of 2007 has been favourably impacted by the higher margin TEL for use in aviation gasoline sales forming a larger proportion of total sales in this business.

The Active Chemicals business delivered a 13% increase in gross profit which was in excess of the 12% sales growth. This increase was generated from a 0.1 percentage points improvement in gross margins focused in the EMEA region. Gross margins were favourably impacted by the resolution of manufacturing difficulties experienced in the second quarter of 2006 in our United Kingdom manufacturing plants. This impact has however been offset in the third quarter of 2007 by shut downs in our United Kingdom manufacturing plants for maintenance, new product trials and also lower production volumes to manage inventory and improve cash flow.

The 28% decline in gross profit in our Octane Additives business is due to a 21% decrease in net sales and 4.7 percentage points decrease in gross margin. Excluding the impact of the release of a potential retrospective pricing provision in the first half year of 2006 the gross margin has declined 3.8 percentage points between the corresponding periods. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. In addition, the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs was written off to cost of goods sold. The cessation of the TMAs, together with the richer sales mix and moderate price increases achieved in the first nine months of 2007, has favourably impacted gross margin and limited the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Overall gross profit increased 2% to $143.1 million compared to the sales increase of 11% due to an overall 2.9 percentage points decrease in gross margin. This decrease is primarily due to the fact that higher margin Octane Additives sales formed a smaller proportion of total sales, reducing from 21% to 15%, and the effect of reduced margins in our Fuel Specialties business.

Operating expenses

	Nine Months Ended September 30
(millions of dollars)	2007	2006	Change
Fuel Specialties	$(43.9)	$(38.9)	$(5.0)	+13%
Active Chemicals	(12.9)	(11.7)	(1.2)	+10%
Octane Additives	(7.2)	(10.3)	3.1	-30%
FAS 158/87 pension (charge)	(3.4)	—	(3.4)	+100%
Corporate costs	(15.8)	(15.9)	0.1	-1%

	$(83.2)	$(76.8)	$(6.4)	+8%

Increases in operating expenses in our Fuel Specialties and Active Chemicals businesses were 13% and 10%, respectively, compared to sales growth of 22% and 12%, respectively. This sales growth and tight cost control has primarily been achieved by leveraging the infrastructures of these businesses and despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling and European Union euro cost base in these businesses. This performance has also been achieved despite operating expenses being driven higher to support these expanding businesses specifically in respect of research and development expenses which increased $1.6 million (19%) between the corresponding periods.

The 30% reduction in operating expenses of Octane Additives compares to the 21% sales decline experienced in this business. The majority of the savings were generated from reduced professional fees, and reduced commission charges due to lower sales. In addition, moderate savings were made in respect of the wind down of the French and South African sales offices and a headcount reduction within sales. Again, this operating expense reduction was achieved despite the adverse impact from the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base in this business.

In accordance with FAS 158/87, we were required to recognize a non-cash charge of $3.4 million in the first nine months of 2007, primarily in respect of the amortization of net actuarial losses. No similar charge was required to be recognized in the first nine months of 2006.

Corporate costs in the first nine months of 2007 at $15.8 million were adversely impacted by the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base. Despite this, they were comparable to the $15.9 million incurred in the first nine months of 2006 due to savings generated in the first nine months of 2007. The savings result from lower professional fees since the first nine months of 2006 included costs incurred following the Company’s switch to the Nasdaq Stock Market on March 21, 2006 and name change on January 30, 2006.

Restructuring charge

Restructuring costs of $2.9 million in the first nine months of 2007 compare to $3.4 million in the first nine months of 2006 and can be analyzed as follows:

	Nine Months Ended September 30
(millions of dollars)	2007	2006
United Kingdom site clearance	$1.1	$0.8
Relocation of our European Headquarters to the Ellesmere Port site	0.7	0.3
Reduction in Active Chemicals United Kingdom headcount	0.4	—
Additional payments in respect of the former CEO	0.3	0.6
Cost reduction program on the United Kingdom Octane Additives site	—	1.1
Relocation and closure costs of a U.S. Active Chemicals site	—	0.4
Sundry other restructuring	0.4	0.2

	$2.9	$3.4

Amortization of intangible assets

A charge of $12.3 million was recognized in the first nine months of 2007 (2006—$9.5 million) of which $7.5 million (2006—$7.5 million) was in respect of the Veritel intangible asset that is being amortized on a straight-line basis. In addition, $2.0 million (2006—$2.0 million) relates to the amortization of intangible assets recognized in the acquisition accounting in respect of Finetex (now part of a company called Innospec Active Chemicals), Aroma Fine Chemicals (now called Innospec Widnes) and Octel Starreon (now called Innospec Fuel Specialties).

The increased amortization expense of $2.8 million in the first three quarters of 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Impairment of Octane Additives business goodwill

The Company recognized a charge of $10.1 million for the impairment of Octane Additives business goodwill in the first nine months of 2007. This compares to a charge of $29.4 million in the first nine months of 2006. Since the end of 2006, we have updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we will no longer be sharing with Ethyl the profits from the sale of TEL outside North America. The charge was higher in 2006 primarily due to the higher operating income and associated cash flows in that period.

The remaining balance of Octane Additives business goodwill is now $14.7 million as at September 30, 2007. The Company expects to recognize an aggregate charge of approximately $12 to $16 million for the 12 months ending December 31, 2007, provided that the Octane Additives business cash flows are in line with the Company’s current forecasts. However, we cannot provide any assurance that the actual charge recognized will fall within that range, as the charge remains critically dependent upon developments that affect the Company’s best estimates of future volumes of Octane Additives, future revenue, gross margins, selling and administrative costs as well as the fixed and working capital requirements of the business.

The following discussion references the consolidated statements of income on page 3 of this Quarterly Report on Form 10-Q.

Interest expense (net)

Net interest expense in the first nine months of 2007 at $5.0 million was $0.1 million lower than the $5.1 million incurred in the first nine months of 2006. This decrease is primarily due to the fact that average net debt fell approximately $18 million between the two periods from $83 million to $65 million. The favourable impact of the decrease in average net debt was offset to some extent by the increase in the U.S. base rate between the corresponding periods, and the first nine months 2006 included the receipt of $0.6 million interest previously charged on a tax balance.

Income taxes

The Company recognized a tax charge of $14.1 million in the first nine months of 2007 which is $2.0 million lower than the $16.1 million incurred in the first nine months of 2006. The headline rate of income tax is 43.4% compared to 57.1% in the first nine months of 2006. However, the effective rate of tax for the first nine months of 2007 excluding the impairment of Octane Additives business goodwill was 33.1% compared to 28.0% in the first nine months of 2006. Tax relief is not available on this impairment charge and accordingly we believe that the effective rate of tax is best calculated by adjusting for this non-cash charge. This adjusted effective rate has increased 5.1 percentage points between the corresponding periods primarily due to the exhaustion of U.S. net operating losses in 2006 and increased profitability of our U.S. based Fuel Specialties business which suffers the standard federal tax rate of 35%, together with state taxes, offset by the conclusion of some historic tax matters.

CASH FLOWS DISCUSSION

We generated cash from operating activities of $22.3 million in the first nine months of 2007 compared to $20.3 million in operating activities in the first nine months of 2006.

In the first nine months of 2007 net cash provided by operating activities increased by $2.0 million compared to the first nine months of 2006. The primary reason for this increase was the stabilization in the working capital requirement discussed more fully under “Working Capital”. This was offset by the return to a more normalized position in respect of income tax payments and receipts in the first nine months of 2007. The first nine months of 2006 benefited from a $20.1 million movement in tax creditor primarily due to a cash receipt from the United Kingdom tax authorities related to a tax reclaim.

There was no net movement on plant closure provisions in the first nine months of 2007 reflecting the income statement charge and cash outlays being in equilibrium during that period. This compares to a net cash outlay of $3.4 million in the first nine months of 2006 primarily in respect of the $6.3 million of severance payments made during that period. The $1.8 million movement in the pension (liability)/prepayment relates to the cash contributions made during the first nine months of 2007 to the United Kingdom contributory defined benefit pension plan in excess of the corresponding FAS 158/87 income statement charge. In the first nine months of 2006 there was no similar FAS 158/87 income statement charge and accordingly the movement in the pension (liability)/prepayment related to cash contributions made to the United Kingdom contributory defined benefit pension plan.

During the first nine months of 2007, $8.6 million was invested in capital expenditures to support our Fuel Specialties and Active Chemicals growth businesses. In June 2007, an intangible asset of $28.4 million was acquired following the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements and associated professional fees incurred of $0.4 million. During the first nine months of 2006, $9.7 million was generated from the disposal of surplus real estate in the United Kingdom offset by prepaid disposal costs of $0.3 million. In addition, the disposal of a 20% stake in Deurex Micro Technologies GmbH resulted in an inflow of $2.6 million.

In January 2007 the Company repaid $73 million under the financing facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In June 2007 the Company drew down $45 million under the revolving credit facility to fund the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements, with the balance used to unwind the working capital arrangements. In the third quarter of 2007 the Company repaid $17 million on the revolving credit facility. In the first nine months of 2007 we paid dividends of $1.1 million, repurchased $17.4 million of our own common stock and raised $3.9 million by the issue of Treasury stock to holders of options who chose to exercise their stock options.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first nine months of 2007 our working capital increased by $22.9 million compared to an increase of $44.1 million in the first nine months of 2006. The increase in the first nine months of 2007 was focused in our Fuel Specialties and Active Chemicals growth businesses, though primarily the former. Underlying working capital declined in our Octane Additives business, as expected, but increased in aggregate terms due to the unwind of approximately $17.0 million of the Ethyl working capital arrangements following the settlement regarding the TMAs.

Excluding the impact of unwinding the Ethyl working capital arrangements inventories increased $6.1 million. This increase was almost exclusively focused in our Fuel Specialties business and offset the underlying reductions in our Octane Additives business. Increases in accounts receivable and prepaid expenses, again focused in our Fuel Specialties and Active Chemicals growth businesses, were largely offset by increases in accounts payable and accrued expenses.

Cash

At September 30, 2007 and December 31, 2006 we had cash and cash equivalents of $28.3 million and $101.9 million, respectively.

Debt

At September 30, 2007 and December 31, 2006 the Company was in compliance with all financial covenants in respect of its financing facility and had debt outstanding of $103.0 million and $148.1 million, respectively.

In January 2007 the Company repaid $73 million under the financing facility consisting of the scheduled $15 million term loan repayment and $58 million on the revolving credit facility. In June 2007 the Company drew down $45 million under the revolving credit facility to fund the $28 million payment to Ethyl in respect of the settlement of the TEL sales and marketing agreements, with the balance used to unwind the working capital arrangements. In the third quarter of 2007 the Company repaid $17 million on the revolving credit facility. The revolving credit facility can be drawn down upon again until the financing facility expires on June 12, 2009, or later if the financing facility is extended.

The debt profile as of September 30, 2007 is set out below:

(millions of dollars)
2007	$—
2008	20.0
2009	83.0
2010	—

103.0
Current portion of long-term debt	(20.0)

Long-term debt, net of current portion	$83.0

On February 26, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.09 (nine cents) per share (or $0.045 after adjusting for the Company’s recent 2-for-1 stock split). The cash dividend was paid on April 2, 2007 to holders of record of the Company’s common stock at close of business on March 5, 2007.

On August 14, 2007, the Company announced that its Board of Directors had declared a semi-annual dividend of $0.045 (four and one-half cents) per share. The cash dividend was paid on October 9, 2007 to holders of record of the Company’s common stock at close of business on September 4, 2007.

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

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the United Kingdom. The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

See Part I, Item 3, “Legal Proceedings,” in the Company’s 2006 Annual Report on Form 10-K and Part II, Item 1, “Legal Proceedings,” in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 for a complete description of certain proceedings previously reported by us; only significant subsequent developments in such proceedings and new matters, if any, since the filing of the latest Form 10-Q are described below.

Oil For Food

On October 10, 2007 and November 1, 2007 the Company received two further subpoenas from the SEC related to its investigation in this matter. The Company has also been contacted by the Department of Justice (“DOJ”) regarding this matter, although no subpoena or other formal process has been initiated by the DOJ. The Company is continuing to voluntarily co-operate with the SEC in this matter.

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

(c) The following table shows purchases of equity securities by the issuer or affiliated purchasers during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward				$11.0 million
July 1—July 31	—	$—	—	$11.0 million
August 1—August 31	314,350	$23.60	314,350	$3.6 million
September 1—September 30	—	$—	—	$3.6 million

Total	314,350	$23.60	314,350	$3.6 million

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

On August 14 2007 the Company announced that the Board of Directors of Innospec Inc. had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $6.5 million of common stock. This plan commenced on August 13, 2007 and completed on August 22, 2007.

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

Date: November 7, 2007	By	/s/ PAUL W. JENNINGS
Paul W. Jennings
President and Chief Executive Officer

Date: November 7, 2007	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer