Form 10-K
period 2007-12-31
INNOSPEC INC.
filed 2008-02-25
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b – 2 of the Act).

Large accelerated filer
Accelerated filer	X
Non-accelerated filer
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes
No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2007) was approximately $402 million, based on the closing price of the common shares on the NASDAQ Stock Market on June 29, 2007. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 15, 2008, 23,710,030 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including, without limitation, all of the Company’s guidance for revenues, gross margins, net income and other measures of financial performance. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, our ability to continue to achieve organic growth in our Fuel Specialties and Active Chemicals businesses, our ability to successfully integrate any acquisitions in those business segments, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury, the investigation by the Securities and Exchange Commission and the U.S. Department of Justice into the Company’s participation in the United Nations Oil for Food Program or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

General

Innospec Inc. develops, manufactures, blends and markets fuel additives and other specialty chemicals. Our products are sold primarily to oil refineries and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets.

Our principal executive offices are in Ellesmere Port, United Kingdom. We became an independent company on May 22, 1998, when we were spun off from our then parent corporation Chemtura Corporation, previously known as Great Lakes Chemical Corporation. We changed our name from Octel Corp. to Innospec Inc. on January 30, 2006. On March 21, 2006 we transferred the listing of our common stock from the New York Stock Exchange (“NYSE”) to the Nasdaq Stock Market (“NASDAQ”).

Segmental Information

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals (previously Performance Chemicals as explained below) and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business, although still profitable, is characterized by substantial declining demand.

On October 1, 2007 the Company announced a further streamlining of its fast-growing Performance Chemicals division into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in three geographical regions and five core industry sectors. This led to the segment being re-branded under the banner “Active Chemicals.” The five core industry sectors are Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets.

Fuel Specialties

Our Fuel Specialties business develops, manufactures, blends and markets a range of specialty chemical products used as additives to a wide range of fuels. The business specializes in supplying fuel additives that help improve fuel efficiency, boost engine performance and reduce harmful emissions. The business’ products are used in the efficient operation of automotive, marine and aviation engines (“Avtel”), power station generators, and heating and diesel particulate filter systems.

Historically, through to the end of 2004, the business had grown through a program of acquisitions. This program has included the establishment in 1999 of a 50% owned joint venture with Starreon LLC to sell fuel additives in the U.S. and the subsequent acquisition of the remaining 50% of that joint venture in July 2004. Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) operates as the regional hub of the Fuel Specialties Americas business. The Company has also established a joint venture in Innospec Valvemaster Limited (“Valvemaster”). Valvemaster markets an anti valve seat recession additive.

More recently growth in the Fuel Specialties business has been driven by new product development to address what we believe are the key drivers in demand for fuel additives. These key drivers are legislation, population affluence, and energy price and availability. We have devoted substantial resources to the development of new and improved products that may be used to improve fuel efficiency. Accordingly in our Fuel Specialties segment 43% of our sales in 2007 were derived from products developed during the previous five years.

Active Chemicals

Our Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets.

Historically the business has grown through a program of acquisitions. This program has included the acquisition of Finetex, Inc. in January 2005, Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) in August 2004 and Innospec Leuna GmbH in June 2004. In December 2005, the Company disposed of two non-core businesses, Octel Performance Chemicals Inc. and the Gamlen Industries SA waste water treatment business. Effective January 1, 2007 the businesses of Finetex, Inc. and ProChem Chemicals, Inc. were merged into Innospec Active Chemicals LLC (previously known as Innospec Performance Chemicals U.S. Co.).

The Active Chemicals business intends to develop high performance products from its technology base complemented by selective acquisitions to achieve critical mass in a number of markets.

Octane Additives

Our Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”). The Octane Additives business comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business.

TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid reducing engine wear. Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a general rate of decline in volume terms in the last few years of between 10% and 25% per annum. The decline experienced in 2006 was greater than this general range due to the decision of South Africa to exit the market for use of TEL in automotive gasoline from the start of 2006. The decline experienced in 2007 was less than this general range due to the fact that no significant customer has exited the market for use of TEL in automotive gasoline since the decision of South Africa. The predicted remaining sales of the Octane Additives business are now concentrated in a relatively small number of customers and therefore may decline with unpredictable volatility and severity.

We intend to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Our environmental remediation business assists customers to manage the clean up of the associated redundant plants as refineries complete the change to unleaded fuel.

Strategy

We have worked for several years to counteract the decline of the Octane Additives business by continuous cost improvement and continuing to leverage and organically grow the Fuel Specialties and Active Chemicals businesses. Our strategy is to continue to develop new and improved technologies to capitalize on the market position that we have developed in these industries to increase our sales and profitability while continuing to manage the remaining Octane Additives business to maximize the cash flow through the decline. We have many organic opportunities for growth in the near term from both geographical and product line extensions. Acquisitions in these businesses are also a primary focus for us. We believe the industries in which these businesses operate provide the greatest opportunities for a good return on investments, including associated synergies, while minimizing risk by investing in those markets where we have operating knowledge and experience.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. Our major purchases are ethylene, sodium, lead, cetane number improvers, ethyl chloride, various solvents and dibromoethane.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. We use long-term contracts (generally with fixed prices and escalation terms) to help ensure availability, continuity of supply and manage the risk of price increases. For some raw materials the risk of price increases is managed with commodity swaps.

The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and adjust our procurement strategies as we deem appropriate.

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive strengths particularly in the Fuel Specialties and Active Chemicals businesses. The Company does not however consider its business as a whole to be dependent on any one trademark, patent or license.

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents were developed by the Company and, subject to maintenance obligations including the payment of renewal fees, have at least ten years’ life remaining.

The trademark Innospec and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” is registered in all countries or jurisdictions in which it has a significant market presence. The Company also has trademark registrations in all countries or jurisdictions in which it has a significant market presence for the following: Stadis® (a range of conductivity improvers), Ortholeum® (a range of lubricant additives), Valvemaster® (a range of anti valve seat recession additives), Legal Diesel® (a range of diesel fuel additives), Satacen® (a range of iron-based organo-metallic fuel borne catalysts), Octaquest® (a range of biodegradable chelating agents) and Finsolv® (a range of benzoate esters for personal care and cosmetic products).

We actively protect our inventions, new technologies, and product developments by filing patent applications or maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free of infringement.

Customers

Fuel Specialties: Our customers are multinational oil companies and fuel retailers. Traditionally, a large portion of the total market was captive to oil companies that had fuel additives divisions providing supplies directly to their respective refinery customers. Many refineries are increasingly looking to purchase their fuel additive requirements on the open market. This trend is creating new opportunities for independent additive marketers such as ourselves.

Active Chemicals: Customers range from large multinational companies and manufacturers of personal care and household products, to specialty chemical manufacturers operating in niche industries.

Octane Additives: Sales of TEL for use in automotive gasoline are made principally to the retail refinery market which comprises independent, state or major oil company owned refineries located throughout the world. Selling prices to major customers are usually negotiated under long-term supply agreements with varying prices and terms of payment. Our environmental remediation business then serves these customers to manage the clean up of the associated redundant plants as refineries complete the change to unleaded fuel.

In 2007 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $66.2 million (11%) of net sales. In 2006 and 2005 no single customer accounted for more than 10% of net sales.

Competition

Fuel Specialties: The Fuel Specialties market is fragmented and characterized by a small number of competitors in each submarket. The competitors in each submarket differ with no one company holding a dominant position. We consider our competitive strengths to be our proven technical development capacity, independence from major oil companies and strong long-term relationships with refinery customers.

Active Chemicals: We operate in a number of active chemical market niches. Accordingly, there are a plethora of competitors who also operate in some, but not all, of these markets.

Octane Additives: Our Octane Additives business is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The business therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

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

No separate legal entity or joint venture was established as a consequence of the TMAs. All marketing and sales effort made under these arrangements were made in the name of Innospec. Innospec produced all TEL marketed under the TMAs and also provided marketing and other services. Ethyl provided bulk distribution services, marketing and other services. In addition, Ethyl was required to hold approximately one third of the inventories sold under these arrangements or deposit an equivalent dollar amount with Innospec. At March 31, 2007, Ethyl held no TEL inventories in respect of the TMAs and accordingly had deposited $12.0 million with us. The net proceeds under the TMAs were paid to Innospec and Ethyl as compensation for services and based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided and Ethyl receiving 32%. Ethyl’s 32% share of the net proceeds was advanced to Ethyl by us when payment was received from the TMA customers.

Innospec had commenced proceedings in the London Court of International Arbitration (“LCIA”) against Ethyl regarding an alleged breach of duty by Ethyl under the TMAs by actively marketing and selling an alternative product. In addition, the Company was in dispute with Ethyl regarding the price that it was entitled to charge for the supply of TEL to Ethyl in the U.S. under a separate agreement (“U.S. Supply Agreement”). On June 15, 2007, both parties resolved all of the arbitration actions arising out of the disputes under the TMAs and the U.S. Supply Agreement. The TMAs were terminated effective April 1, 2007, and Innospec became the sole supplier of TEL outside of the U.S. (see Note 10 of the Notes to the Consolidated Financial Statements).

Research, Development and Testing

Research, development and testing (“R&D”) provide the basis for the growth of our Fuel Specialties and Active Chemicals businesses. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations for these. Technical support is provided for all of our business segments including Octane Additives.

Our principal research and development facilities are located in Ellesmere Port, United Kingdom. Expenditures to support research, product/application development and technical support services to customers were $13.6 million, $11.1 million, and $11.2 million in 2007, 2006, and 2005, respectively.

We consider that our proven technical capability provides us with a significant competitive advantage. In the last three years, the Fuel Specialties business has developed new detergent, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages. A patented process for manufacturing Enviomet™, a chelating agent, enabled us to enter into a new market in the active chemicals area.

Health, Safety and Environmental Matters

We are subject to environmental laws in all of the countries in which we conduct business. The principal environmental laws to which the Company is subject to in the United Kingdom are the Environmental Protection Act 1990, the Water Resources Act 1991, the Health and Safety at Work Act 1974 and regulations and amendments thereto. Management believes that the Company is in material compliance with all applicable environmental laws and has made appropriate provision for the continued costs of compliance with environmental laws. Nevertheless, there can be no assurance that changes in existing environmental laws, or the discovery of additional liabilities associated with our current or former operations, will not have a material adverse effect on our business, results of operations or financial position.

The principal sites giving rise to environmental remediation liabilities are the former Octane Additives manufacturing sites at Paimboeuf in France, Doberitz and Biebesheim in Germany, together with the Ellesmere Port site in the United Kingdom, which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf, Doberitz and Biebesheim. At Ellesmere Port there is a continuing remediation program related to those manufacturing units that have been closed. We regularly review the future costs of remediation and the current estimate is reflected in Note 13 of the Notes to the Consolidated Financial Statements.

We record environmental liabilities relating to the retirement of assets and environmental clean up when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgement by management.

New laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. The European Union (“EU”) has approved additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) which requires most of the Company’s products to be registered with EU Authorities. Under this legislation the Company has to demonstrate the continuing safety of its products. During this registration period the Company will incur expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $10 million incurred over the next 4 years. While the Company expects that its products will be approved for registration after testing it is possible that certain products may not be registered if the test data proves unsatisfactory. In such an outcome some of the Company’s products may be restricted or prohibited in the EU.

Human Resources

Our workforce at December 31, 2007 consisted of 769 employees, of which 364 were in the United Kingdom. Approximately 41% of our employees in the United Kingdom are represented by unions, including the Transport and General Workers Union and UNITE.

We have in place an employee communication program to help our employees understand both the business issues surrounding Innospec and the developing Fuel Specialties and Active Chemicals businesses. Regular briefings are conducted by the CEO and line managers where company-wide and departmental issues are discussed. More formal communication takes place with the trade unions recognized by us for negotiating and consultative purposes.

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

Our corporate website is www.innospecinc.com. We make available, free of charge, on or through this website our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, Innospec’s Corporate Governance Guidelines, Code of Ethics and Director Independence standards, and the written charters for the committees of Innospec’s Board of Directors are available on this website under “Investor Relations – Corporate Governance” and in print upon request by writing to: Corporate Secretary, Innospec Inc., Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, United Kingdom, CH65 4EY.

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

We may have to pay substantial fines and penalties if we are fined by the U.S. government in connection with its investigations regarding the United Nations Oil for Food Program and other related matters.

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP. On October 10, 2007 and November 1, 2007 the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, relating to its use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws relating to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that involve certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations. On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee respectively, all of whom are independent directors. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. Counsel will report directly to the committee and will assist in connection with interactions with the SEC and DOJ. While the outcome of these investigations is uncertain, a number of companies involved in the OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties that could be of similar magnitude. Any settlement of the SEC and DOJ inquiries relating to matters beyond the OFFP could require the Company to make significant additional disgorgements, penalty and fine payments. However at this time management is not able to predict with certainty the level of such fines and penalties. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in these on-going investigations, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we have accrued $3.7 million in respect of probable future legal expenses in respect of this matter and have provided no additional accruals for this matter.

We may not be able to consummate, finance or successfully integrate future acquisitions into our business, which could hinder our strategy or result in unanticipated expenses and losses.

It is part of our stated strategy that we intend to pursue strategic acquisitions and other opportunities to complement and expand our existing businesses. Our ability to implement this component of our strategy will be limited by our ability to identify appropriate acquisitions or other opportunities and financial resources, including our available cash and borrowing capacity and the financial markets. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. The expense incurred in consummating acquisitions or other opportunities, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter a transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income taxes and state taxes in the U.S., as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently under tax audit by various jurisdictions’ tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our financial statements. This could have a material effect on our net income, financial position or cash flows from operating activities.

Competition and market conditions may adversely affect our operating results.

Certain product lines and markets in which the Company’s businesses operate are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and properties, customer relationships and service, and regulatory and toxicological expertise. For some products the competitors are larger than us and may have greater access to financial, technological and other resources. As a result these competitors may be able to better withstand a change in conditions within the industries in which the Company operates, a change in the prices of raw materials or a change in global economic conditions. Competitors may be able to introduce new products with enhanced features that may cause a decline in the demand and sales of the Company’s products. Consolidation of customers or competitors in the market areas in which the Company operates may cause a loss of market share for the Company’s products or place downward pressure on prices. Any of these risks could adversely impact our future revenues, gross margins and cash flows from operating activities.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant price instability. These fluctuations in price can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand over which we have no or little control. Innospec has entered hedging arrangements for certain raw materials, but does not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should costs of raw materials, chemicals or energy increase, and should Innospec’s businesses not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material prices increase significantly, then the Company’s need for working capital could increase which would adversely impact cash flows from operating activities.

A disruption in the supply of raw materials or transportation services would have a material adverse effect on our results of operations.

The chemical industry and transportation industry are in a situation where the supply and demand of both transportation services and the supply and demand of raw materials are in balance. Any significant disruption in supply could affect our ability to obtain raw materials or transportation services. This could adversely impact our results of operations, financial position and cash flows from operating activities.

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

Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a general rate of decline in volume terms in recent years of between 10% and 25% per annum. Net sales and gross profit of our Octane Additives business accounted for approximately 16% and 24%, respectively, of our consolidated sales and gross profit in 2007, and we expect both of these percentages to decline in fiscal year 2008. The predicted remaining sales of the Octane Additives business are now concentrated in a relatively small number of customers and therefore may decline with unpredictable volatility and severity. Should one or more of these customers choose for economic, environmental, political or other reasons to cease using TEL as an octane enhancer earlier than has been anticipated, then the Company’s future operating income and cash flows from operating activities would be adversely impacted. There could also be an accelerated impairment of Octane Additives business goodwill as the forecast discounted cash flows from that business would be reduced. The Company anticipates that eventually all countries in the world will stop the use of TEL in automotive gasoline. The Company expects that it will cease all sales of TEL for use in automotive gasoline at some time in the next several years.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and accordingly operate in some countries which do not have stable economies or governments. Specifically, we trade in countries experiencing political and economic instability in the Middle East and Asia Pacific. Our international operations are subject to international business risks including, but not limited to, unsettled political conditions, expropriation, import and export restrictions, exchange controls, national and regional labor strikes, taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. The occurrence of any, or a combination, of these events could adversely impact our results of operations, financial position and cash flows from operating activities.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

The Company generates an element of its revenues and incurs some operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of some of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent such figures reflect the inclusion of foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements, as well as our results of operations.

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

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive strengths. We therefore depend on our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to do so may result in the loss of valuable technologies, or our having to pay other companies for infringing their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending these claims, which may cause our customers to switch to our competitors. The occurrence of any, or a combination, of these events could adversely impact our results of operations, financial position and cash flows from operating activities.

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

New laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. The European Union (“EU”) has approved additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) which requires most of the Company’s products to be registered with EU Authorities. Under this legislation the Company has to demonstrate the continuing safety of its products. During this registration period the Company will incur expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $10 million incurred over the next 4 years. While the Company expects that its products will be approved for registration after testing it is possible that certain products may not be registered if the test data proves unsatisfactory. In such an outcome some of the Company’s products may be restricted or prohibited in the EU. This could have a material impact on our results of operations, financial position or cash flows.

The Company has made a voluntary disclosure to U.S. Office of Foreign Assets Control (“OFAC”) regarding dealings with Cuba by certain of the Company’s current and former subsidiaries. The Company is cooperating with the SEC and the DOJ regarding its participation in the OFFP. The Company has made provision for legal expenses and/or potential penalties in respect of these matters to the extent this is feasible. However should the Company’s estimates prove to be inadequate then this could have a material impact upon the Company’s operating income and cash flows from operating activities.

Legal proceedings and other claims could impose substantial costs on us.

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

Environmental matters could have a substantial adverse impact on our results of operations.

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

The Company further anticipates that certain production facilities may cease production in the medium to long-term. On closure of some of these production operations in the future, the Company expects to be subject to environmental laws that will require production facilities to be safely decommissioned and a degree of environmental remediation to be undertaken. The degree of environmental remediation will depend upon the plans for the future use of the operating sites that are affected and the environmental legislation in force at the time. The Company has currently made a decommissioning and remediation provision based on the Company’s current obligations, the current plans for those sites and current environmental legislation. Should the Company’s future plans for the sites change or should environmental legislation change then these provisions may prove inadequate and this will have an adverse impact on future operating income and cash flows from operating activities.

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

The current credit facilities require the Company to meet certain financial ratios including net debt to EBITDA (as defined in the credit facility) and net interest expense to EBITA (as defined in the credit facility). The ability to meet these financial covenants depends upon the future operating performance of the businesses. If the Company fails to meet target covenants then it would be in technical default on the borrowing facility and the maturity of the outstanding debt could be accelerated unless it was able to obtain waivers from the lenders.

The Company expects to need to refinance some of the existing debt at the end of the remaining one and a half year term of the current borrowing facility. Should the Company not be able to secure refinancing on satisfactory terms at that point this may adversely impact continuing operations.

Our business is subject to the risk of production or transportation interruptions, the occurrence of any of which would adversely affect our results of operations.

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, explosions, mechanical failure, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent production cessation. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows from operating activities.

We may be required to make additional contributions to the defined benefit pension scheme that we operate in the United Kingdom.

The Company operates a contributory defined benefit plan in the United Kingdom. At December 31, 2007 the underlying plan asset value and projected benefit obligation were $889.1 million and $854.3 million, respectively, resulting in a surplus of $34.8 million. The plan is closed to new entrants, without trustee discretion, but has a large number of deferred and current pensioners. Should future investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then the Company may be required to make additional cash contributions. This could have a material impact on future operating income and cash flows from operating activities.

Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.

Chemical related assets, and U.S. corporations such as ourselves, may be at greater risk of future terrorist attacks than other possible targets in the U.S., United Kingdom and throughout the world. The occurrence of such events cannot be predicted though they can be expected to continue to adversely impact the economy in general and our specific markets. The resulting damage from such an event could include loss of life, property damage or site closure. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows from operating activities.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Business and Business Segment	Operations

Newark, Delaware, U.S. (1)	Innospec Inc. – Corporate	Corporate Headquarters
Ellesmere Port, United Kingdom	Innospec Inc. and Innospec Limited – Fuel Specialties, Active Chemicals and Octane Additives	European Headquarters Business Teams Manufacturing/Administration Research & Development Fuel Technology Center
Widnes, United Kingdom	Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) – Active Chemicals	Manufacturing/Administration
Herne, Germany	Innospec Deutschland GmbH – Fuel Specialties	Manufacturing/Administration
Leuna, Germany	Innospec Leuna GmbH – Fuel Specialties and Active Chemicals	Manufacturing/Administration
Vernon, France	Innospec France SA – Fuel Specialties	Manufacturing/Administration
Zug, Switzerland (1)	Alcor Chemie Vertriebs GmbH – Octane Additives	Sales/Administration
Littleton, Colorado (1)	Innospec Fuel Specialties LLC – Fuel Specialties	Sales/Administration
High Point, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration
Spencer, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration
(1)	Leased property

The corporate headquarters of Innospec Inc. is located at 220 Continental Drive, Newark, DE 19713. The principal executive offices of Innospec Inc. are located at Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, United Kingdom, CH65 4EY.

Production Capacity

We believe that our plants and supply agreements are sufficient to meet expected future sales levels. Operating rates of the plants are generally flexible and varied with product mix and normal sales swings. Specifically, we believe our Octane Additives manufacturing site at Ellesmere Port, United Kingdom can be managed in a flexible and cost effective manner in order to meet anticipated future demand. We believe that all of our facilities are well maintained and in good operating condition.

Item 3	Legal Proceedings

Oil for Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP. On October 10, 2007 and November 1, 2007 the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, relating to its use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws relating to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that involve certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations. On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee respectively, all of whom are independent directors. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. Counsel will report directly to the committee and will assist in connection with interactions with the SEC and DOJ. While the outcome of these investigations is uncertain, a number of companies involved in the OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties that could be of similar magnitude. Any settlement of the SEC and DOJ inquiries relating to matters beyond the OFFP could require the Company to make significant additional disgorgements, penalty and fine payments. However at this time management is not able to predict with certainty the level of such fines and penalties. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in these on-going investigations, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we have accrued $3.7 million in respect of probable future legal expenses in respect of this matter and have provided no additional accruals for this matter.

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

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. Disclosures, amongst other items, included that the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-U.S. subsidiaries since January 1999 is approximately $26.6 million.

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

The Company has considered the range of possible outcomes and potential penalties payable. In accordance with the Company’s accounting policies, provision has been made for management’s current best estimate of the potential liability, including anticipated legal costs. However, should the underlying assumptions prove incorrect, the actual outcome could differ materially from management’s current expectations. Management is not able to estimate the amount of any additional loss, if any.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The following information has been retrospectively adjusted for this stock split.

Market Information and Holders

The Company’s common stock is listed on the NASDAQ (symbol – IOSP). As of February 15, 2008 there were approximately 1,563 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
High	$30.54	$31.06	$31.82	$23.91
Low	$22.15	$26.30	$18.72	$16.26

2006
High	$13.05	$13.61	$15.07	$24.20
Low	$8.38	$11.44	$11.21	$14.70

Dividends

In line with its policy of semi-annual consideration of a dividend the Company declared the following cash dividends for the two years ended December 31, 2007.

Date declared	Stockholders of record	Date paid	Amount per share

February 16, 2006	February 23, 2006	April 1, 2006	4 cents

August 18, 2006	September 1, 2006	October 1, 2006	4 cents

February 26, 2007	March 5, 2007	April 2, 2007	4.5 cents

August 14, 2007	September 4, 2007	October 9, 2007	4.5 cents

In addition, on February 22, 2008 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 4, 2008 to stockholders of record as of March 14, 2008.

The refinancing facility entered into on December 13, 2005 allows a maximum dividend of $2.5 million per annum in 2005, plus 10% annual growth thereafter, provided that no default has occurred or would result from such payment. The Company may repurchase its own common stock provided that this will not affect compliance with the financial covenants in the facility.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward	—	—	—	$4.1 million
October 1 - October 31	—	—	—	$4.1 million
November 1 - November 30	—	—	—	$4.1 million
December 1 - December 31	142,979	$17.38	142,979	$1.6 million

Total	142,979	$17.38	142,979	$1.6 million

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

On December 4, 2006 the Company announced that the Board of Directors had authorized the repurchase of up to $20.0 million of common stock, dependent on market conditions, and a further stock re-purchase plan under Rule 10b5-1 to repurchase an additional $2.5 million of common stock. This plan commenced on December 5, 2006 and completed on February 9, 2007.

On February 26, 2007 the Company announced that the Board of Directors had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $5.0 million of common stock. This plan commenced on February 28, 2007 and completed on May 4, 2007.

On May 14, 2007 the Company announced that the Board of Directors had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $3.0 million of common stock. This plan commenced on May 14, 2007 and completed on June 19, 2007.

On August 10, 2007 the Company re-purchased 41,000 shares at a cost of $0.9 million.

On August 14 2007 the Company announced that the Board of Directors had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $6.5 million of common stock. This plan commenced on August 13, 2007 and completed on August 22, 2007.

On December 7, 2007 the Company re-purchased 142,979 shares at a cost of $2.5 million.

During January 2008 the Company re-purchased 104,300 shares at a cost of $1.6 million.

The Company has authorized securities for issuance under equity compensation plans. The information contained in Item 12 under the heading “Shares Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

The Company has not, within the last three years, made any sales of unregistered securities.

Stock Price Performance Graph

The “Stock Price Performance Graph” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008 is incorporated herein by reference. The graph compares the cumulative total return to stockholders on the common stock of the Company, S&P 500 Index and NASDAQ Composite Index since December 31, 2002, assuming a $100 investment and the re-investment of any dividends thereafter.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(dollar amounts in millions except financial ratios and per share data)	2007	2006	2005 (1)	2004 (1)	2003 (1)
Summary of performance
Net sales	$602.4	$532.1	$564.8	$496.9	$471.8
Impairment of Octane Additives business goodwill	(12.1)	(36.7)	(134.4)	(40.7)	—
Operating income/(loss)	47.9	31.9	(97.7)	41.7	97.9
Income/(loss) before income taxes and minority interest	47.8	31.9	(117.9)	34.0	81.6
Minority interest	(0.1)	(0.1)	(0.2)	(2.0)	(4.3)
Income taxes	(18.2)	(20.4)	(4.2)	(20.1)	(23.2)
Income/(loss) from continuing operations	29.5	11.4	(122.3)	11.9	54.1
Net income/(loss)	29.5	11.4	(123.7)	6.2	51.8
Net cash provided by operating activities	47.9	36.4	43.8	62.4	85.2

Financial position at year end
Total assets	551.1	569.0	675.3	790.6	741.6
Long-term debt (including current portion)	81.0	148.1	144.6	124.3	104.6
Stockholders’ equity	$271.5	$225.0	$314.4	$445.8	$430.2

Financial ratios
Net income/(loss) as a percent of sales	4.9	2.1	(21.9)	1.2	11.0
Effective income tax rate as a percent (2)	38.2	64.2	(3.5)	62.8	30.0
Current ratio (3)	1.6	2.1	1.7	1.2	1.6

Share data (4)
Earnings/(loss) per share
– Basic	1.23	0.47	(5.00)	0.25	2.17
– Fully diluted	1.19	0.45	(5.00)	0.24	2.06
Earnings/(loss) per share from continuing operations
– Basic	1.23	0.47	(4.94)	0.48	2.27
– Fully diluted	1.19	0.45	(4.94)	0.46	2.15
Dividend paid per share	0.09	0.08	0.07	0.06	0.025
Shares outstanding (basic, thousands)
– At year end	23,777	23,805	24,650	24,675	24,119
– Average during year	23,920	24,141	24,737	24,690	23,850
Closing stock price
– High	31.82	24.20	10.26	16.00	10.24
– Low	16.26	8.38	7.30	9.31	6.28
– At year end	17.16	23.28	8.14	10.41	9.85

(1)	2005, 2004 and 2003 comparatives have been restated in order to reflect discontinued operations.
(2)	The effective tax rate is calculated as a percentage of income before income taxes.
(3)	Current ratio is defined as current assets divided by current liabilities.
(4)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

QUARTERLY SUMMARY (UNAUDITED)

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007

Net sales	$145.3	$141.4	$143.0	$172.7
Gross profit	49.7	47.8	45.6	54.3
Operating income	13.2	10.8	10.6	13.3
Net income	6.0	6.8	5.6	11.1
Net cash provided by/(used in) operating activities	$9.0	$(6.8)	$20.1	$25.6
Per common share:
Earnings – basic (1)	$0.25	$0.28	$0.23	$0.46
– fully diluted (1)	$0.24	$0.27	$0.23	$0.45
2006

Net sales	$124.3	$119.4	$143.7	$144.7
Gross profit	46.5	42.1	51.6	46.5
Operating income	6.6	3.9	19.8	1.6
Net income/(loss)	0.6	1.0	10.5	(0.7)
Net cash (used in)/provided by operating activities	$(7.7)	$8.4	$19.6	$16.1
Per common share:
Earnings/(loss) – basic (1)	$0.02	$0.04	$0.44	$(0.03)
– fully diluted (1) (2)	$0.02	$0.04	$0.42	$(0.03)

NOTES

(1)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

(2)	In view of the fact that a net loss of $0.7 million was made in the fourth quarter, 2006, the basic and fully diluted loss per common share are the same for that quarter.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated Financial Statements and the notes thereto.

GENERAL

We were spun off almost ten years ago from our then parent company, Chemtura Corporation, previously known as Great Lakes Chemical Corporation. Our primary business was the manufacture and sale of petroleum fuel additives, in particular, the lead octane additive for gasoline, tetra ethyl lead (“TEL”). Worldwide use of TEL has declined dramatically resulting in a general rate of decline in volume terms in the last few years of between 10% and 25% a year. As a result, we have shifted our business focus from Octane Additives to the development, manufacture and marketing of Fuel Specialties and Active Chemicals.

We divide our business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals (previously Performance Chemicals as explained below) and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities. The Octane Additives business, although still profitable, is characterized by substantial declining demand.

On October 1, 2007 the Company announced a further streamlining of its fast-growing Performance Chemicals division into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in three geographical regions and five core industry sectors. This led to the segment being re-branded under the banner “Active Chemicals.” The five core industry sectors are Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets.

For the year ended December 31, 2007, the combined operating income of the Fuel Specialties and Active Chemicals segments of our business rose 35%, as compared with the year ended December 31, 2006. By comparison, for the year ended December 31, 2007, operating income for the Octane Additives segment was $19.9 million, which represents a decline of 42% compared with the year ended December 31, 2006. The Octane Additives segment of our business will continue to decline as the last remaining countries that continue to allow TEL for use in automotive gasoline shift over to unleaded. We expect that we will cease all sales of TEL for use in automotive gasoline at some time in the next several years, and that we will continue to impair the Octane Additives business goodwill until or prior to that point. However, we have succeeded in implementing our strategic plan of creating sufficient growth in the Fuel Specialties and Active Chemicals segments of our business to more than offset the decline in the Octane Additives business.

The Fuel Specialties business develops, manufactures, blends and markets a range of specialty chemical products used as additives to a wide range of fuels. The business grew initially through a program of acquisitions and more recently, organically, through the development of new products, and increases in sales and profitability.

The Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets. This business has also grown through acquisitions, which we intend to continue in the future, while we also seek to develop new products and continue organic growth.

The Octane Additives business is the world’s only producer of TEL for use in automotive gasoline. We are continuing to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. Raw materials account for a substantial portion of our variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. We use long-term contracts (generally with fixed prices and escalation terms) to help ensure availability, continuity of supply and manage the risk of price increases for some raw materials with commodity swaps. Nevertheless, raw materials are subject to price fluctuations and we may be exposed to risk as prices of these raw materials increase as a result of factors that are not within our control.

We are subject to extensive regulation by local, state, federal and foreign governmental authorities both with respect to the methods by which we manufacture and market products and how we conduct our business. In that regard, we are exposed to risks that we may incur liabilities and costs in order to conform to required regulations or in the event that we fail to comply with any laws or regulations. We are currently the subject of two investigations by U.S. government authorities relating to certain aspects of our international operations.

On February 7, 2006, the SEC notified us that it had commenced an investigation to determine whether any violations of law had occurred in connection with our transactions under the United Nations Oil for Food Program between June 1, 1999 and December 31, 2003. In 2005 we made voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the U.S. Office of Foreign Assets Control regarding transactions and activities engaged in Cuba by certain of our non-U.S. subsidiaries. Management believes that at this time it is still not able to predict with any certainty how the U.S. government will calculate the number of possible violations of these laws and regulations that may have occurred or the nature or amount of penalties to which we could be subject.

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

Environmental Liabilities

Remediation provisions at December 31, 2007 amounted to $23.8 million and relate principally to our United Kingdom site. The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main United Kingdom site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gas, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Goodwill

The Company adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. This requires that goodwill deemed to have an indefinite life should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as of December 31 each year. In reviewing for any impairment charge the fair value of the reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best estimates at that time.

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

As a result of the Octane Additives impairment reviews performed during 2007, 2006 and 2005 impairment charges of $12.1 million, $36.7 million and $134.4 million, respectively, were recognized. These charges are non-cash in nature and have no impact on taxation. There is $12.7 million of goodwill remaining which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis over the three years ending December 31, 2010.

At December 31, 2007 we had $139.1 million of goodwill relating to our Fuel Specialties and Active Chemicals businesses. At this date we performed annual impairment reviews and concluded that there has been no impairment of goodwill in respect of those reporting segments.

Intangible Assets, Net of Amortization

At December 31, 2007 we had $41.9 million of intangibles that are discussed in Note 10 of the Notes to the Consolidated Financial Statements. These intangible assets relate to all of our business segments and are being amortized straight-line over periods of up to 13 years. We continually assess the markets and products related to these intangibles, as well as their specific carrying values, and have concluded that these carrying values and amortization periods remain appropriate. We also evaluate these intangibles for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. If events occur or circumstances change it may possibly cause a reduction in periods over which these intangibles are amortized or result in a non-cash impairment of a portion of the intangibles’ carrying value. A reduction in amortization periods would have no effect on cash flows.

Pensions

The Company’s principal pension arrangement is a contributory defined benefit pension plan (the “Plan”) in the United Kingdom though it does also have other much smaller pension arrangements in the United Kingdom and overseas. The Company accounts for the Plan in accordance with FAS 87, Employers’ Accounting for Pensions, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. At December 31, 2007 the underlying plan asset value and projected benefit obligation were $889.1 million and $854.3 million, respectively, resulting in a surplus of $34.8 million. Further disclosure is provided in Note 6 of the Notes to the Consolidated Financial Statements.

Movements in the underlying plan asset value and projected benefit obligation are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. We develop these assumptions after considering advice from a major global actuarial consulting firm. A change in any one of these assumptions could impact the plan asset value, projected benefit obligation and pension cost recognized in the income statement. Such changes could impact our operating results and financial position. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the projected benefit obligation by approximately $30 million and the net pension charge for 2008 by approximately $0.2 million.

A full actuarial valuation of the Plan was performed as at December 31, 2005 and an update performed as at December 31, 2007 and 2006, the results of both of which are reflected in these consolidated financial statements. The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions from January 1, 2007 were at 7% and 29%, respectively, of pensionable pay. In addition, since March 2007, the Company has been contributing $3 million per calendar year in accordance with a 10 year deficit recovery plan. The estimated level of Company contributions into the Plan for 2008 is $8.9 million.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions

At December 31, 2007, we had a valuation allowance aggregating $8.8 million against all of our foreign tax credit carry forwards and certain of our foreign deferred tax assets. The valuation allowance was calculated in accordance with the provisions of FAS 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with FAS 109, evidence, such as operating results during the most recent periods, is given more weight than our expectations of future profitability, which are inherently uncertain. Our expectation is that we are unlikely to use the foreign tax credits and uncertainty about profitability in certain foreign locations for future periods represented sufficient negative evidence to require a valuation allowance under FAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such assets.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities in accordance with the recognition criteria of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions see Note 7 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2007 compared to Fiscal 2006:

The following table providing operating income by reporting business also provides the comparative results of operations in 2006 and 2005.

(in millions)	2007	2006	2005
Net sales:
Fuel Specialties	$374.6	$311.3	$257.1
Active Chemicals	133.8	120.4	109.4
Octane Additives	94.0	100.4	198.3

	$602.4	$532.1	$564.8

Gross profit:
Fuel Specialties	$124.7	$106.2	$83.5
Active Chemicals	24.6	22.7	17.6
Octane Additives	48.1	57.8	99.0

	$197.4	$186.7	$200.1

Operating income:
Fuel Specialties	$63.6	$45.7	$26.2
Active Chemicals	6.1	5.8	1.0
Octane Additives	19.9	34.5	69.2
FAS 158/87 pension charge	(4.6)	—	(1.7)
Corporate costs	(22.0)	(22.1)	(26.7)
Restructuring charge	(3.0)	(4.5)	(31.3)
Impairment of Octane Additive business goodwill	(12.1)	(36.7)	(134.4)
Profit on disposals (net)	—	9.2	—

Total operating income/(loss)	$47.9	$31.9	$(97.7)

(in millions except ratios)	2007	2006	Change
Net sales:
Fuel Specialties	$374.6	$311.3	$63.3	+20%
Active Chemicals	133.8	120.4	13.4	+11%
Octane Additives	94.0	100.4	(6.4)	-6%

	$602.4	$532.1	$70.3	+13%

Gross profit:
Fuel Specialties	$124.7	$106.2	$18.5	+17%
Active Chemicals	24.6	22.7	1.9	+8%
Octane Additives	48.1	57.8	(9.7)	-17%

	$197.4	$186.7	$10.7	+6%

Gross margin (%)
Fuel Specialties	33.3	34.1	-0.8
Active Chemicals	18.4	18.9	-0.5
Octane Additives	51.2	57.6	-6.4
Aggregate	32.8	35.1	-2.3

Operating expenses:
Fuel Specialties	$(59.0)	$(59.3)	$0.3	-1%
Active Chemicals	(17.1)	(15.5)	(1.6)	+10%
Octane Additives	(14.8)	(13.2)	(1.6)	+12%
FAS 158/87 pension charge	(4.6)	—	(4.6)	+100%
Corporate costs	(22.0)	(22.1)	0.1	-0%

	$(117.5)	$(110.1)	$(7.4)	+7%

Fuel Specialties

Net sales: the year on year increase of 20% was spread across the markets in which we operate as follows – the Americas (up 25%), EMEA (up 12%), ASPAC (up 19%) and Avtel (up 44%). This growth was due to volume (up 14 percentage points) and the favorable impact of exchange rates (up 6 percentage points).

•

Americas benefited from strong sales of lubricity products, cetane number improvers and corrosion inhibitors. Growth was focused in volume (up 15 percentage points) and price and product mix (up 10 percentage points).

•

Europe, Middle East and Africa (“EMEA”) benefited from strong sales of performance and refinery products. Growth was focused in volume (up 6 percentage points) and the favorable impact of exchange rates (up 13 percentage points) offset by price and product mix (down 7 percentage points). Net sales increased 21% excluding the impact of a one-off contract in 2006 that did not recur in 2007.

•

Asia Pacific (“ASPAC”) benefited from strong sales of marine products. Growth was focused in volume (up 36 percentage points) and the favorable impact of exchange rates (up 1 percentage point) offset by price and product mix (down 18 percentage points).

•

The TEL for use in aviation gasoline (“Avtel”) business growth was due to volume (up 21 percentage points) and price (up 23 percentage points). The results were positively impacted by the more favorable pricing allowed, and the volumes to be sold, under the Ethyl settlement.

Gross margin: the year on year decline of 0.8 percentage points reflects both the lower proportion of higher margin Avtel sales together with the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. Gross margins in the remainder of the markets remained largely constant as we successfully passed raw material price increases onto our customers.

Operating expenses: excluding the impact of $7.1 million of one-time professional fees and a customer claim incurred in 2006 the year on year increase in operating expenses was $6.8 million or 13%. The underlying 13% increase was less than the 20% sales growth as we continued to leverage the infrastructure of this business.

Active Chemicals

Net sales: the year on year increase of 11% was spread across the markets in which we operate as follows – the Americas (up 12%), EMEA (up 12%) and ASPAC (up 4%). This growth was due to volume (up 4 percentage points), the favorable impact of exchange rates (up 6 percentage points) and price and product mix (up 1 percentage points).

•

Americas benefited from strong sales of personal care and fragrance products accounting for $2.4 million and $3.7 million of the growth, respectively. This was offset by a $1.0 million reduction in our custom manufacturing revenues primarily due to the slow down in the U.S. construction industry.

•	EMEA primarily benefited from strong polymer sales which increased $7.3 million year on year. There were also stronger sales in respect of our fragrances business.

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the embryonic stage of its development. Notwithstanding this, sales were driven higher by the strong performance in polymer and fragrance products consistent with our other geographical regions.

Gross margin: the year on year decline of 0.5 percentage points reflects our strategy in the latter half of 2007 to reduce inventories and release cash by lowering our production volumes. This had the short term impact of adversely impacting unit manufacturing costs and margins.

Operating expenses: the year on year increase of 10% is due to the adverse impact of exchange rates (up 6 percentage points) and inflation (up 4 percentage points). The 10% increase was less than the 11% sales growth as we continued to leverage the infrastructure of this business.

Octane Additives

Net sales: 2006 benefited from the release of a retrospective pricing provision which contributed $6.6 million to net sales and $4.5 million to operating income. Excluding the impact of this release net sales were constant despite volumes declining 5%. This reflected a richer sales mix and moderate price increases in 2007. In both 2007 and 2006 sales were focused in the Middle East and Africa.

Gross margin: the year on year decline is 6.4 percentage points. Excluding the impact of the release of a retrospective pricing provision in 2006 the year on year decline is 5.6 percentage points. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. The cessation of the TMAs, together with the richer sales mix and moderate price increases achieved in 2007, has favorably impacted gross margin and limited the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of $4.6 million of legal expenses and accruals, related to the SEC’s investigation of the United Nations Oil for Food Program incurred in 2007 or to be incurred in 2008, the year on year decrease in operating expenses was $3.0 million or 23%. The majority of the savings were made in respect of the wind down of the French and South African sales offices and a headcount reduction within sales.

Other Income Statement Captions

FAS 158/87 pension charge: we were required to recognize a non-cash charge of $4.6 million in 2007 primarily in respect of the amortization of net actuarial losses. No similar charge was required to be recognized in 2006.

Corporate costs: year on year corporate costs declined $0.1 million despite the adverse impact of the relative weakness of the U.S. dollar on a predominantly British pound sterling cost base due to savings generated in 2007. The savings resulted from lower professional fees since 2006 included costs incurred following the Company’s switch to the Nasdaq Stock Market on March 21, 2006 and name change on January 30, 2006.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2007	2006
United Kingdom site clearance	$1.2	$1.4
Relocation of our European Headquarters to the Ellesmere Port site	0.8	0.3
Reduction in Active Chemicals United Kingdom headcount	0.4	—
Additional payments in respect of the former CEO	0.1	0.6
Cost reduction program on the United Kingdom Octane Additives site	—	1.6
Relocation and closure costs of a U.S. Active Chemicals site	—	0.4
Sundry other restructuring	0.5	0.2

	$3.0	$4.5

Amortization of intangible assets: the increased amortization expense of $4.2 million in 2007 relates to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017.

Impairment of Octane Additives business goodwill: the 2006 charge was higher than that recognized in 2007 primarily due to the higher operating income and associated cash flows in 2006. Since the end of 2006, we have updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we will no longer be sharing with Ethyl the profits from the sale of TEL outside North America.

Interest expense (net): the net interest charge increased moderately by $0.2 million in 2007 to $7.0 million. This was primarily due to 2006 including the receipt of $0.6 million interest previously charged on a tax balance, offset by the fact that average net debt fell by approximately $10 million between the corresponding periods from $77 million to $67 million.

Other net income/(expense): in 2007 other net income comprised $7.5 million in respect of foreign exchange gains offset by $0.6 million of other sundry expenses. In 2006 other net income comprised $7.6 million in respect of foreign exchange gains offset by $0.8 million of other sundry expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 38.2% in 2007 from 64.2% in 2006 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has increased 0.6 percentage points between the corresponding periods primarily due to the origin of profits and the continued increased profitability of our U.S. based Fuel Specialties business which incurs the standard federal tax rate of 35%, together with state taxes, offset by the favorable conclusion of some historic tax matters.

(in millions)	2007	2006
Income before income taxes	$47.7	$31.8
Add back Impairment of Octane Additives business goodwill	12.1	36.7

	$59.8	$68.5

Income taxes	$18.2	$20.4

Adjusted effective tax rate	30.4%	29.8%

Results of Operations – Fiscal 2006 compared to Fiscal 2005:

(in millions except ratios)	2006	2005	Change
Net sales:
Fuel Specialties	$311.3	$257.1	$54.2	+21%
Active Chemicals	120.4	109.4	11.0	+10%
Octane Additives	100.4	198.3	(97.9)	-49%

	$532.1	$564.8	$(32.7)	-6%

Gross profit:
Fuel Specialties	$106.2	$83.5	$22.7	+27%
Active Chemicals	22.7	17.6	5.1	+29%
Octane Additives	57.8	99.0	(41.2)	-42%

	$186.7	$200.1	$(13.4)	-7%

Gross margin (%)
Fuel Specialties	34.1	32.5	+1.6
Active Chemicals	18.9	16.1	+2.8
Octane Additives	57.6	49.9	+7.7
Aggregate	35.1	35.4	-0.3

Operating expenses:
Fuel Specialties	$(59.3)	$(56.1)	$(3.2)	+6%
Active Chemicals	(15.5)	(15.2)	(0.3)	+2%
Octane Additives	(13.2)	(19.7)	6.5	-33%
FAS 158/87 pension charge	—	(1.7)	1.7	-100%
Corporate costs	(22.1)	(26.7)	4.6	-17%

	$(110.1)	$(119.4)	$9.3	-8%

Fuel Specialties

Net sales: the year on year increase of 21% was spread across the markets in which we operate as follows – the Americas (up 21%), EMEA (up 17%), ASPAC (up 60%) and Avtel (up 6%).

•	Americas sales were driven by our strong market-leading position in diesel fuel additives and the U.S. government’s adoption early in 2006 of new ultra low sulfur diesel regulations.

•	Approximately half of the EMEA sales growth was due to a one-off contract with a single customer.

•	The ASPAC growth was due to the benefit generated from customer contracts entered into early in 2006.

Gross margin: the year on year increase of 1.6 percentage points was focused in the Americas and offset the lower margins seen in EMEA and ASPAC. The Americas gross margin benefited from sales prices increases implemented early in 2006 and tight control of material costs throughout the year. The EMEA gross margin was diluted by the impact of a one-off contract with a single customer and the ASPAC gross margin was impacted by product mix.

Operating expenses: 2006 included the impact of $7.1 million of one-time professional fees and a customer claim incurred. 2005 included the impact of $5.9 million of OFAC related costs. Excluding these items, the underlying 4% increase in operating expenses was significantly less than the 21% sales growth as we leveraged the infrastructure of this business.

Active Chemicals

Net sales: sales growth in 2006 was spread across each of the individual operations which comprise this business. In absolute dollar terms however, the growth was focused in our aroma fragrances business and our surfactants and emollients business. Our aroma fragrances business benefited from price increases throughout 2006 and greater production capacity which came on stream in the latter stages of the year. During 2006 our surfactants and emollients business leveraged its customer base to increase both sales prices and volumes across almost all of its product range.

Gross margin: the business delivered a 29% increase in gross profit which was significantly in excess of the 10% sales growth. This increase was generated from a 2.8 percentage points improvement in gross margins spread across each of the individual operations which comprise this business segment.

Operating expenses: the year on year increase was limited to 2% despite the sales growth of 10%. This sales growth and tight cost control has been achieved by leveraging the infrastructure of this business.

Octane Additives

Net sales: the sales decline was limited to 49% in dollar terms despite volumes decreasing 63% primarily due to the richer sales mix in 2006, compared to 2005, and moderate price increases achieved during 2006. Sales volumes were adversely impacted by South Africa leaving the market for TEL for use in automotive gasoline at the start of the year, and the absence in 2006 of significant shipments to South East Asia. However, sales to the Middle East in 2006 remained resilient.

Gross margin: the 7.7 percentage points improvement in gross margin reflected the richer sales mix and moderate price increases achieved during 2006.

Operating expenses: the 33% reduction in operating expenses compares to the 49% sales decline experienced in this business. The majority of the savings were generated from reduced commission charges caused by the absence of sales to South East Asia.

Other Income Statement Captions

FAS 158/87 pension charge: we were required to recognize a non-cash charge of $1.7 million in 2005 primarily in respect of the amortization of prior service cost. No similar charge was required to be recognized in 2006.

Corporate costs: year on year corporate costs declined $4.6 million due to the restructuring of the corporate functions and reduced costs in relation to Sarbanes Oxley compliance. This was achieved despite the fact 2006 included costs incurred following the Company’s switch to the Nasdaq Stock Market on March 21, 2006 and name change on January 30, 2006. There were also significant costs recognized in 2005 for the special investigation into the transfer of funds in South Africa by the former CEO.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2006	2005
Cost reduction program on the United Kingdom Octane Additives site	$1.6	$2.2
United Kingdom site clearance	1.4	3.4
Additional payments in respect of the former CEO	0.6	4.0
Relocation and closure costs of a U.S. Active Chemicals site	0.4	0.4
Relocation of our European Headquarters to the Ellesmere Port site	0.3	1.2
United Kingdom pension curtailment charge under FAS 88	—	12.5
Disposal of the Adastra diesel particulate filters business	—	2.0
Relocation and closure of a United Kingdom Fuel Technology Centre	—	2.0
Reduction in Corporate United Kingdom headcount	—	1.6
Severance costs of leavers staying beyond contractual notice periods	—	1.4
Reduction in Fuel Specialties United Kingdom headcount	—	0.6
Sundry other restructuring	0.2	—

	$4.5	$31.3

Amortization of intangible assets: the amortization charge was $12.7 million in 2006 and 2005 reflecting the fact our intangible assets are amortized to the income statement using the straight-line method over their estimated useful lives. There were no significant intangible asset additions or disposals in 2006 or 2005 that would impact the amortization charge.

Impairment of Octane Additives business goodwill: the 2005 charge was significantly higher than that recognized in 2006 due to the loss of anticipated sales and associated cash flows from Venezuela, a major customer, in the second quarter of 2005. In 2006 there were no significant changes in the estimates used in the detailed forecast model to calculate the impairment charges.

Profit on disposal (net): the Company recognized $9.6 million profit following the disposal of surplus real estate in the United Kingdom. This was partially offset by prepaid disposal costs of $0.4 million.

Interest expense (net): net interest expense declined by $0.8 million in 2006 to $6.8 million. This was primarily due to 2006 including the receipt of $0.6 million interest previously charged on a tax balance, and the fact that average net debt fell by approximately $30 million between the corresponding periods from $107 million to $77 million. Moreover, this reduced net interest expense was achieved despite the fact that the U.S. base interest rate rose between the corresponding periods.

Other net income/(expense): in 2006 other net income comprised $7.6 million in respect of foreign exchange gains offset by $0.8 million of other sundry expenses. In 2005 other net expense comprised a $5.5 million charge for the write-off of the Company’s investment in Stylacats in the third quarter, a charge of $1.2 million to fully provide against two other investments, a $3.7 million charge for exchange losses on forward foreign exchange contracts and $2.2 million of other sundry expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 64.2% in 2006 from (3.5)% in 2005 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has increased 4.0 percentage points between the corresponding periods primarily due to the origin of profits, exhaustion of U.S. net operating losses and increased profitability of our U.S. based Fuel Specialties business which incurs the standard federal tax rate of 35%, together with state taxes.

(in millions)	2006	2005
Income/(loss) before income taxes	$31.8	$(118.1)
Add back Impairment of Octane Additives business goodwill	36.7	134.4

	$68.5	$16.3

Income taxes	$20.4	$4.2

Adjusted effective tax rate	29.8%	25.8%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

At December 31, 2007, we had working capital of $115.2 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). In 2007 our working capital increased by $17.3 million. The $15.8 million increase in accounts receivable and prepaid expenses was spread across our three business units as a result of the increased trading in our Fuel Specialties and Active Chemicals growth businesses and the impact of the timing of Octane Additives shipments compared to the corresponding period last year. Inventories increased by $12.6 million also in all three business units though it was focused in Fuel Specialties and Octane Additives, the latter being due to the unwind of approximately $12.0 million of Ethyl inventory working capital arrangements following the settlement regarding the TMAs. The $11.1 million increase in accounts payable and accrued liabilities was limited to a moderate increase within Active Chemicals due to increased trading levels, and somewhat larger increases within Fuel Specialties and Octane Additives reflecting the significantly increased trading levels and recognition of a $3.7 million legal accrual, respectively.

Cash

At December 31, 2007 and 2006 we had cash and cash equivalents of $24.3 million and $101.9 million, respectively.

Debt

At December 31, 2007 we had a credit facility which provides for borrowings by us of up to $175.0 million including a term loan of $75.0 million and revolving credit facility of $100.0 million. The revolving credit facility can be drawn down upon until the financing facility expires on June 12, 2009. The facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company during 2007 due to such ratio not being exceeded.

As of December 31, 2007, the Company had $81.0 million of debt outstanding under its senior credit facility agreement and was in compliance with all financial covenants therein. The debt profile as at December 31, 2007, including the principal facility, is set out below:

(in millions)
2008	$20.0
2009	61.0
2010	—

81.0
Current portion of long-term debt	(20.0)

Long-term debt, net of current portion	$61.0

On January 31, 2008 the Company repaid the scheduled $20.0 million under the term loan facility and drew down $20.0 million under the revolving credit facility.

Pension Plans and Other Post-Employment Benefits

Effective for fiscal year 2006, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. FAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008 the Company early-adopted this provision for fiscal year 2006. The effect of applying FAS 158 was to record a total reduction to equity through recognition in other comprehensive loss of $97.0 million on an after-tax basis.

Contractual Commitments

The following represents contractual commitments at December 31, 2007 and the effect of those obligations on future cash flows:-

(in millions)	Total	Less than 1 year	1 to 3 Years	4 to 5 years	Over 5 years
Long-term debt obligations	$81.0	$20.0	$61.0	$—	$—
Remediation payments	23.8	2.2	7.0	2.4	12.2
Severance payments	2.4	1.9	0.5	—	—
Raw material purchase obligations	7.0	7.0	—	—	—
Capital commitments	1.6	1.6	—	—	—
Operating lease commitments	9.4	1.8	2.8	2.0	2.8
Interest payments on debt	6.1	4.1	2.0	—	—
Planned funding of pension obligations	35.7	8.9	17.9	8.9	—

Total	$167.0	$47.5	$91.2	$13.3	$15.0

At December 31, 2007 long-term debt comprised a $75.0 million term loan and $6.0 million drawn under the revolving credit facility. At the same date long-term debt obligations represent scheduled term loan repayments and amounts drawn under the revolving credit facility repaid when the financing facility expires on June 12, 2009. On January 31, 2008 the Company repaid the scheduled $20.0 million under the term loan facility and drew down $20.0 million under the revolving credit facility.

Remediation payments represent those cash flows that the Company is currently obligated to pay in respect of current and former facilities. It does not include any discretionary remediation costs that the Company may choose to incur.

Severance payments represent those cash flows that the Company is currently obligated to pay in respect of severance costs recognized under the conditions of FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, and FAS 112, Employers’ Accounting for Postemployment Benefits.

Raw material purchase obligations relate to certain long-term raw material contracts which have been entered into by the Company that stipulate fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable without penalty.

Capital commitments relate to certain capital projects that the Company has committed to undertake.

Operating lease commitments relate primarily to office space, motor vehicles and items of office equipment which are expected to be renewed and replaced in the normal course of business.

The Company is subject to interest at variable rates on certain elements of its long-term debt. The estimated payments included in the table above assume a constant U.S. base interest rate of 3.5% on the main credit facility. Estimated commitment fees are also included and interest income is excluded.

The amounts related to the pension plan refer to the likely levels of Company funding of the United Kingdom contributory defined benefit pension plan and certain pension commitments to senior employees. It is not meaningful to predict an amount after five years since there are numerous uncertainties including future return on assets, pay escalation, pension increases, inflation and employment levels.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $23.8 million. Expenditure against provisions was $1.7 million, $1.3 million and $2.2 million in the years 2007, 2006 and 2005, respectively.

We have also incurred personnel severance costs in relation to the management of the decline in the Octane Additives market and the restructuring of the Fuel Specialties and Active Chemicals businesses. Total severance expenditure was $2.0 million, $7.0 million, $9.7 million in the years 2007, 2006 and 2005, respectively. Provision is made for severance costs under the conditions of FAS 146 and FAS 112.

Contingencies

Oil for Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP. On October 10, 2007 and November 1, 2007 the SEC

served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, relating to its use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws relating to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that involve certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations. On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee respectively, all of whom are independent directors. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. Counsel will report directly to the committee and will assist in connection with interactions with the SEC and DOJ. While the outcome of these investigations is uncertain, a number of companies involved in the OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties that could be of similar magnitude. Any settlement of the SEC and DOJ inquiries relating to matters beyond the OFFP could require the Company to make significant additional disgorgements, penalty and fine payments. However at this time management is not able to predict with certainty the level of such fines and penalties. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in these on-going investigations, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we have accrued $3.7 million in respect of probable future legal expenses in respect of this matter and have provided no additional accruals for this matter.

Inflation

Inflation has not been a significant factor for the Company over the last several years. Management believes that inflation will continue to be moderate over the next several years.

Cautionary Statement for Safe Harbor Purposes

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company, including statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report and in other filings with the Securities and Exchange Commission, may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including, without limitation, all of the Company’s guidance for revenues, gross margins, net income and other measures of financial performance. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, our ability to continue to achieve organic growth in our Fuel Specialties and Active Chemicals businesses, our ability to successfully integrate any acquisitions in those business segments, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury, the investigation by the Securities and Exchange Commission and the U.S. Department of Justice into the Company’s participation in the United Nations Oil for Food Program or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company uses derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, the Company enters into derivative instruments with a diversified group of major financial institutions in order to monitor the exposure to non-performance of such instruments. The Company’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flows and to lower overall borrowing costs. The Company’s objective in managing the exposure to changes in foreign exchange rates is to reduce volatility on earnings and cash flows associated with such changes.

The Company offers fixed prices for some long-term sales contracts. As manufacturing costs and raw materials are subject to variability the Company uses commodity swaps to hedge the price of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating prices of raw materials.

Interest Rate Risk

The Company uses interest swaps to manage interest rate exposure. As of December 31, 2007 the Company had cash and cash equivalents of $24.3 million, no bank overdraft and long-term debt (including current portion) of $81.0 million. The long-term debt comprised $75.0 million senior term loan and $6.0 million revolving credit.

In 2005 and 2007 the Company entered into interest swap agreements to convert floating rate debt to fixed rate that cover $30.0 million and $20.0 million, respectively, of the remaining long-term debt (including current portion) as at December 31, 2007 of $81.0 million. On the basis that $50.0 million of the $81.0 million long-term debt (including current portion) is hedged against interest movements and that the Company would receive interest on the $24.3 million positive cash balances, then unhedged debt of $31.0 million is largely covered by the positive cash balances. On a gross basis, assuming no additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates on the gross amount of these balances of $31.0 million for a one-year period would impact net income and cash flows by approximately $0.2 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes.

Exchange Rate Risk

The Company generates an element of its revenues and incurs some operating costs in currencies other than the U.S. dollar. The reporting currency of the Company is the U.S. dollar.

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

The trading of our three business segments are inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. Corporate costs however are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.3 million.

Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

Raw Material Price Risk

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant price instability. These fluctuations in price can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand over which we have no or little control. Innospec has entered hedging arrangements for certain raw materials, but does not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should costs of raw materials, chemicals or energy increase, and should Innospec’s businesses not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material prices increase significantly, then the Company’s need for working capital could increase which would adversely impact cash flows from operating activities.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report On Internal Control Over Financial Reporting” appearing in Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share based compensation on adoption of FAS 123R, Share-Based Payment, effective January 1, 2006, defined benefit pension plans on adoption of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006, and uncertain tax positions on adoption of FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

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

PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 25, 2008

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Years ended December 31
	2007	2006	2005
Net sales (Note 3)	$602.4	$532.1	$564.8
Cost of goods sold	(405.0)	(345.4)	(364.7)

Gross profit (Note 3)	197.4	186.7	200.1

Operating expenses:
Selling, general and administrative	(103.9)	(99.0)	(108.2)
Research and development	(13.6)	(11.1)	(11.2)
Restructuring charge	(3.0)	(4.5)	(31.3)
Amortization of intangible assets	(16.9)	(12.7)	(12.7)
Impairment of Octane Additives business goodwill (Note 9)	(12.1)	(36.7)	(134.4)
Profit on disposals, net (Note 20)	—	9.2	—

	(149.5)	(154.8)	(297.8)

Operating income/(loss) (Note 3)	47.9	31.9	(97.7)
Interest expense	(9.5)	(12.1)	(9.5)
Interest income	2.5	5.3	1.9
Other net income/(expense)	6.9	6.8	(12.6)

Income/(loss) before income taxes and minority interest	47.8	31.9	(117.9)
Minority interest	(0.1)	(0.1)	(0.2)

Income/(loss) before income taxes	47.7	31.8	(118.1)
Income taxes (Note 7)	(18.2)	(20.4)	(4.2)

Income/(loss) from continuing operations	29.5	11.4	(122.3)
Discontinued operations, net of tax (Note 21)	—	—	(1.4)

Net income/(loss)	$29.5	$11.4	$(123.7)

Earnings/(loss) per share (Note 5)
Basic	$1.23	$0.47	$(5.00)

Diluted	$1.19	$0.45	$(5.00)

Earnings/(loss) per share – continuing operations (Note 5)
Basic	$1.23	$0.47	$(4.94)

Diluted	$1.19	$0.45	$(4.94)

Weighted average shares outstanding (in thousands) (Note 5)
Basic	23,920	24,141	24,737

Diluted	24,838	25,339	24,737

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	At December 31
	2007	2006
Assets
Current assets
Cash and cash equivalents	$24.3	$101.9
Accounts receivable (less allowance of $2.0 and $2.5, respectively)	94.2	78.3
Inventories
Finished goods	100.4	83.7
Work in progress	12.6	25.2
Raw materials	19.6	11.1

Total inventories	132.6	120.0
Prepaid expenses	5.0	5.1

Total current assets	256.1	305.3
Property, plant and equipment (Note 12)	66.2	66.5
Goodwill – Octane Additives (Note 9)	12.7	24.8
Goodwill – Other (Note 9)	139.1	139.0
Intangible assets (Note 10)	41.9	30.2
Pension asset (Note 6)	34.8	—
Deferred finance costs (Note 11)	0.3	1.6
Deferred income taxes (Note 7)	—	1.6

Total assets	$551.1	$569.0

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$50.9	$50.0
Accrued liabilities	65.7	55.5
Accrued income taxes	6.9	14.7
Short-term borrowing (Note 14)	20.0	15.1
Current portion of plant closure provisions (Note 13)	4.4	5.6
Current portion of unrecognized tax benefits (Note 7)	12.6	—
Current portion of deferred income (Note 15)	0.1	2.0
Current portion of deferred tax (Note 7)	0.1	—

Total current liabilities	160.7	142.9
Long-term debt, net of current portion (Note 14)	61.0	133.0
Plant closure provisions, net of current portion (Note 13)	22.4	22.2
Unrecognized tax benefits, net of current portion (Note 7)	27.4	—
Deferred income taxes (Note 7)	7.3	—
Pension liability (Note 6)	—	22.5
Other liabilities	—	22.4
Deferred income, net of current portion (Note 15)	0.8	0.9
Minority interest	—	0.1
Commitments and contingencies (Note 19)	—	—
Stockholders’ Equity (Note 16)
Common stock, $0.01 par value, authorized
40,000,000 shares, issued 29,554,500 shares	0.3	0.1
Additional paid-in capital	280.6	281.7
Treasury stock (5,777,417 and 5,749,494 shares at cost, respectively)	(58.2)	(44.7)
Retained earnings	121.5	97.9
Accumulated other comprehensive loss	(72.7)	(110.0)

Total stockholders’ equity	271.5	225.0

Total liabilities and stockholders’ equity	$551.1	$569.0

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2007	2006	2005
Cash Flows from Operating Activities
Net income/(loss)	$29.5	$11.4	$(123.7)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	31.3	27.4	28.7
Impairment of Octane Additives business goodwill (Note 9)	12.1	36.7	134.4
Deferred income taxes	(4.6)	(2.0)	(5.0)
(Profit)/loss on disposal of property, plant and equipment	—	(9.2)	2.8
Changes in working capital:
Accounts receivable and prepaid expenses	(14.5)	(11.1)	15.5
Inventories	(12.0)	(21.0)	(20.3)
Accounts payable and accrued liabilities	12.4	(7.4)	6.0
Excess tax benefit from stock based payment arrangements	(0.2)	—	—
Income taxes and other current liabilities	(3.5)	20.9	(22.5)
Impairment in carrying value of unconsolidated investments	—	—	6.6
Movement on plant closure provisions	(1.3)	(3.9)	2.1
Movement on pension asset/(liability)	(2.4)	(3.0)	10.0
Stock option compensation charge	3.3	1.6	—
Movements on other non-current liabilities	0.1	(2.0)	11.3
Movement on deferred income	(2.3)	(2.0)	(2.1)

Net cash provided by operating activities	47.9	36.4	43.8

Cash Flows from Investing Activities
Capital expenditures	(12.2)	(7.6)	(8.3)
Proceeds on disposal of property, plant and equipment, net	—	9.6	—
Business combinations, net of cash acquired	—	—	(22.3)
Acquisition of intangible asset (Note 10)	(28.4)	—	—
Proceeds from disposal of subsidiary	—	—	2.8
Disposal of unconsolidated investment	—	2.6	—

Net cash (used in)/provided by investing activities	(40.6)	4.6	(27.8)

Cash Flows from Financing Activities
Net (repayment)/receipt of revolving credit facility	(52.0)	18.0	20.3
Receipt of term loan	—	—	100.0
Repayment of term loan	(15.0)	(10.0)	(100.0)
Payments on capital leases	(0.1)	(0.2)	—
Refinancing costs	—	(0.5)	(2.0)
Dividends paid	(2.2)	(1.9)	(1.7)
Excess tax benefit from stock based payment arrangements	0.2	—	—
Issue of treasury stock	4.1	3.0	1.4
Repurchase of common stock	(20.0)	(15.6)	(2.5)
Minority interest dividends (paid)	(0.1)	(0.2)	—

Net cash (used in)/provided by financing activities	(85.1)	(7.4)	15.5
Effect of exchange rate changes on cash	0.2	(0.6)	4.1

Net change in cash and cash equivalents	(77.6)	33.0	35.6
Cash and cash equivalents at beginning of year	101.9	68.9	33.3

Cash and cash equivalents at end of year	$24.3	$101.9	$68.9

Amortization of deferred finance costs of $1.1 million (2006 – $1.1 million) for the year are included in depreciation and amortization in the cash flow statement but in interest in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 7 and Note 14, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2004	$0.1	$276.5	$(31.2)	$213.8	$(13.4)	$445.8
Net loss	—	—	—	(123.7)	—	(123.7)
Dividend ($0.07 per share) (1)	—	—	—	(1.7)	—	(1.7)
Net CTA change (2)	—	—	—	—	(4.9)	(4.9)
Treasury stock re-issued	—	—	1.7	—	—	1.7
Treasury stock repurchased	—	—	(2.5)	—	—	(2.5)
Redemption of treasury stock	—	(0.3)	—	—	—	(0.3)

Balance at December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4
Net income	—	—	—	11.4	—	11.4
Dividend ($0.08 per share) (1)	—	—	—	(1.9)	—	(1.9)
Net CTA change (2)	—	—	—	—	5.0	5.0
Derivatives (3)	—	—	—	—	0.3	0.3
Treasury stock re-issued	—	0.1	2.9	—	—	3.0
Treasury stock repurchased	—	—	(15.6)	—	—	(15.6)
Stock option compensation charge (4)	—	5.4	—	—	—	5.4
Adjustment for initially applying FAS 158	—	—	—	—	(138.5)	(138.5)
Tax benefit on adjustment for initially applying FAS 158	—	—	—	—	41.5	41.5

Balance at December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0
Net income	—	—	—	29.5	—	29.5
Dividend ($0.09 per share) (1)	—	—	—	(2.2)	—	(2.2)
Derivatives (3)	—	—	—	—	(0.9)	(0.9)
Treasury stock re-issued	—	(0.6)	6.5	—	—	5.9
Treasury stock repurchased	—	—	(20.0)	—	—	(20.0)
Stock option compensation charge	—	(0.3)	—	—	—	(0.3)
Two-for-one common stock split (1)	0.2	(0.2)	—	—	—	—
Cumulative effect of adoption of FIN 48 (Note 7)	—	—	—	(3.1)	—	(3.1)
Amortization of net actuarial losses (Note 6)	—	—	—	(2.0)	2.0	—
Tax benefit on amortization of net actuarial losses	—	—	—	0.6	(0.6)	—
Actuarial net gains arising during the year (Note 6)	—	—	—	—	55.0	55.0
Tax benefit on actuarial net gains arising during the year	—	—	—	(2.0)	(15.4)	(17.4)
Deferred taxes (5)	—	—	—	2.8	(2.8)	—

Balance at December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5

(1)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.
(2)	Changes in cumulative translation adjustment.
(3)	Changes in unrealized gains/(losses) on derivative instruments, net of tax.
(4)	Following adoption of FAS 123R effective January 1, 2006 a stock option liability of $3.0 million accrued under APB 25 was reclassified to Additional Paid-In Capital.
(5)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $138.5 million ($97.0 million net of deferred taxes) previously recognized in other comprehensive loss.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

Total comprehensive income/(loss) for the years ended December 31	2007	2006	2005
Net income/(loss) for the year	$29.5	$11.4	$(123.7)
Changes in cumulative translation adjustment	—	5.0	(4.9)
Unrealized (losses)/gains on derivative instruments, net of tax	(0.9)	0.3	—
Amortization of net actuarial losses, net of tax of $0.6 million	1.4	—	—
Actuarial net gains arising during the year, net of tax of $15.4 million	39.6	—	—

Total comprehensive income/(loss)	$69.6	$16.7	$(128.6)

ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)

Accumulated other comprehensive loss for the years ended December 31	2007	2006	2005
Cumulative translation adjustment	$(13.4)	$(13.4)	$(18.4)
Unrealized (losses)/gains on derivative instruments, net of tax	(0.5)	0.4	0.1
Unrecognized actuarial net losses, net of tax of $22.7 million and $41.5 million, respectively	(58.8)	(97.0)	—

Accumulated other comprehensive loss	$(72.7)	$(110.0)	$(18.3)

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Innospec Inc. develops, manufactures, blends and markets fuel additives and other specialty chemicals. Our products are sold primarily to oil refineries and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets. Principal product lines and reportable segments are Fuel Specialties, Active Chemicals and Octane Additives.

See Note 3 for financial information on the Company’s reportable segments.

See Note 10 for the accounting in respect of sales and marketing agreements with Ethyl.

On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The consolidated financial statements have been retrospectively adjusted for this stock split.

Note 2.     Accounting Policies

Basis of Preparation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include all subsidiaries of the Company where the Company has a controlling financial interest. All significant intercompany accounts and balances have been eliminated upon consolidation. All acquisitions are accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. The results of discontinued operations are shown separately in the income statement. Certain revisions have been made to prior year components of cash flows from financing activities in the consolidated statements of cash flows to conform to current year classifications. This change in presentation did not result in a change to net cash (used in)/provided by financing activities.

Use of Estimates: The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents: Investment securities with maturities of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable: The Company records accounts receivable at net realizable value and maintains an allowance for customers not making required payments. The Company determines the adequacy of the allowance by periodically evaluating each customer receivable considering our customer’s financial condition, credit history and current economic conditions.

Inventories: Inventories are stated at the lower of cost (FIFO method) or market price. Cost includes materials, labor, and an appropriate proportion of plant overheads. The Company accrues volume discounts where it is probable that the required volume will be attained and the amount can be reasonably estimated. The discounts are recorded as a reduction in the cost of materials based on projected purchases over the period of the agreement. Provision is made for slow-moving or obsolete inventories as appropriate.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The cost of additions and improvements are capitalized. Maintenance and repairs are charged to expenses. When assets are sold or retired the associated cost and accumulated depreciation is removed from the consolidated financial statements and any related gain or loss is included in earnings. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	7 to 25 years
Equipment	3 to 10 years

Goodwill and Other Intangible Assets: Goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests. Other intangible assets continue to be amortized using the straight-line method over their estimated useful lives. The annual measurement date for impairment testing of Fuel Specialties and Active Chemicals goodwill is December 31. Octane Additives business goodwill is reviewed for impairment at the end of each quarter. The Company regularly reviews goodwill and the other intangible assets for impairment based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. The impairment reviews of the goodwill relating to the Fuel Specialties and Active Chemicals businesses indicates that there is no requirement to recognize an impairment charge in respect of this goodwill.

Deferred Finance Costs: The costs relating to debt financing are capitalized, separately disclosed in the balance sheets and amortized using the effective interest method over the expected life of the debt financing facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets: The Company reviews the carrying value of its long-lived assets, including buildings and equipment, whenever changes in circumstances suggest that the carrying values may be impaired. In order to facilitate this test the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the assets are compared with the carrying value of the assets and if they are lower an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital.

Derivative Financial Instruments: The Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. FAS 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and, requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting under FAS 133, are recognized in earnings. Derivatives are tested for effectiveness on a quarterly basis. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company employs interest rate swaps which convert floating rate debt on $50.0 million of the remaining $75.0 million senior term loan to fixed rate. These have been designated as cash flow hedges of the underlying variable rate obligation. These have been tested for effectiveness using the dollar offset method. At the end of the term of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. The interest rate swaps have been recorded as a non-current liability in the balance sheet. In 2007 the Company hedged the price of 450 metric tonnes of one of its key raw materials using commodity swaps. These swaps have maturity dates between 1 and 12 months and as at December 31 2007 the market value of the swaps to the Company was a loss of $0.5 million. These swaps have been designated as qualifying for hedge accounting. At the end of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. These commodity swaps have been recorded as a non-current liability in the balance sheet.

Environmental Compliance and Remediation: Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Environmental costs are accrued when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future obligations are discounted to their present values using the Company’s weighted average cost of capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition: The Company supplies products to customers from its various manufacturing sites, and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when the transfer of legal title, which is defined and generally accepted in the standard terms and conditions, arises between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping. The Company recognized the total revenue from Octane Additive sales under the Ethyl agreements. The 32% compensation which was paid to Ethyl was recognized in cost of goods sold. A component of Ethyl’s share of net proceeds was an amount recoverable from Ethyl that was calculated annually in arrears. The Company recognized this quarterly based on best current estimates of the expected outcome. See Note 10 for the accounting in respect of sales and marketing agreements with Ethyl.

Components of Net Sales: All amounts billed to customers relating to shipping and handling are classified as net sales. Shipping and handling costs incurred by the Company are classified as cost of goods sold.

Components of Cost of Goods Sold: Cost of goods sold is comprised of raw material costs including inbound freight, duty and non-recoverable taxes, inbound handling costs associated with the receipt of raw materials, packaging materials, manufacturing costs including labor costs, maintenance and utility costs, plant and engineering overheads, warehousing and outbound shipping costs and handling costs. Inventory losses and provisions and the costs of customer claims are also recognized in the cost of goods line item. The 32% compensation which was paid to Ethyl was recognized in cost of goods sold (see Note 10 for the accounting in respect of sales and marketing agreements with Ethyl).

Components of Selling, General and Administrative Expenses: Selling expenses comprise the costs of the direct sales force and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal costs for litigation in which the Company is involved is made and reported in the administrative expense line item.

Research and Development Expenses: Research, development and testing costs are expensed to the income statement as incurred.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currencies: The Company’s policy is that exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur. In these entities gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement. Gains or losses on foreign currency transactions are included in other net income/(expense) in the income statement and were $7.5 million net gain, $7.6 million net gain and $3.7 million net loss in 2007, 2006 and 2005, respectively.

Stock Option Plans: Effective January 1, 2006 the Company adopted the provisions of FAS 123R, Share-Based Payment, which requires employee stock options to be accounted for under the fair value method. Accordingly share-based compensation is now measured at the grant date based on the fair value of the options. Prior to January 1, 2006 the Company accounted for employee stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and provided the required pro forma disclosures prescribed by FAS 123, Accounting for Stock-Based Compensation, and FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, for fixed awards, when the exercise price of employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. The Company adopted FAS 123R using the modified prospective transition method. Under this method the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the option.

Pension Plans and Other Post-Employment Benefits: Effective for fiscal year 2006, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. FAS 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008 the Company early-adopted this provision for fiscal year 2006. Pension plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes: The Company provides for income taxes in accordance with FAS 109, Accounting for Income Taxes. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities. When appropriate, in accordance with FAS 109, the Company evaluates the need for a valuation allowance to reduce deferred tax assets. FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. In July 2006, the FASB issued Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Income tax positions must meet a more likely than not recognition criteria at the adoption date to be recognized upon the adoption of FIN 48. The Company adopted FIN 48 on January 1, 2007 and the provisions have been applied to all income tax positions from that date. On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings; and reclassifications of $21.0 million from other liabilities, $3.8 million from deferred income taxes and $7.8 million from accrued income taxes. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.     Business Segment and Geographical Area Data

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals (previously Performance Chemicals as explained below) and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business, although still profitable, is characterized by substantial declining demand.

On October 1, 2007 the Company announced a further streamlining of its fast-growing Performance Chemicals division into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in three geographical regions and five core industry sectors. This led to the segment being re-branded under the banner “Active Chemicals.” The five core industry sectors are Personal Care; Household, Industrial & Institutional; Fragrance Ingredients; Plastics & Polymers and Pulp & Paper markets.

In 2007 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $66.2 million (11%) of net sales. In 2006 and 2005 no single customer accounted for more than 10% of net sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table analyzes sales and other financial information by business segment:

(in millions)	2007	2006	2005
Net sales:
Fuel Specialties	$374.6	$311.3	$257.1
Active Chemicals	133.8	120.4	109.4
Octane Additives	94.0	100.4	198.3

	$602.4	$532.1	$564.8

Gross profit:
Fuel Specialties	$124.7	$106.2	$83.5
Active Chemicals	24.6	22.7	17.6
Octane Additives	48.1	57.8	99.0

	$197.4	$186.7	$200.1

Operating income:
Fuel Specialties	$63.6	$45.7	$26.2
Active Chemicals	6.1	5.8	1.0
Octane Additives	19.9	34.5	69.2
FAS 158/87 pension charge	(4.6)	—	(1.7)
Corporate costs	(22.0)	(22.1)	(26.7)
Restructuring charge	(3.0)	(4.5)	(31.3)
Impairment of Octane Additives business goodwill	(12.1)	(36.7)	(134.4)
Profit on disposals (net)	—	9.2	—

Operating income/(loss)	$47.9	$31.9	$(97.7)

Identifiable assets at year end:
Fuel Specialties	$216.7	$221.8
Active Chemicals	124.2	121.0
Octane Additives	206.8	224.2
Corporate	3.4	2.0

	$551.1	$569.0

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, corporate secretary, legal fees and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other business segments; and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the corporate share of the information technology, accounting and human resources departments.

Sales by geographic area are reported by source (where the transaction originates) and by destination (where the final sale to customers is made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2007	2006	2005
Net sales by source:
United States	$192.8	$167.1	$135.5
United Kingdom	333.6	307.6	285.5
Rest of Europe	154.6	144.9	223.2
Other	0.4	2.1	17.3
Sales between areas	(79.0)	(89.6)	(96.7)

	$602.4	$532.1	$564.8

Net sales by destination:
United States	$210.9	$173.7	$126.9
United Kingdom	25.1	22.8	24.2
Rest of Europe	205.1	189.0	172.7
Other	161.3	146.6	241.0

	$602.4	$532.1	$564.8

Income/(loss) before income taxes:
United States	$22.1	$38.8	$92.4
United Kingdom	25.7	13.7	51.6
Rest of Europe	13.3	17.4	(126.1)
Other	(1.3)	(1.4)	(1.6)
Impairment of Octane Additives business goodwill	(12.1)	(36.7)	(134.4)

	$47.7	$31.8	$(118.1)

Long-lived assets at year end:
United States	$21.4	$23.7
United Kingdom	100.0	56.8
Rest of Europe	21.8	19.4
Goodwill	151.8	163.8

	$295.0	$263.7

Identifiable assets at year end:
United States	$82.1	$102.7
United Kingdom	227.5	216.2
Rest of Europe	89.2	84.7
Other	0.5	1.6
Goodwill	151.8	163.8

	$551.1	$569.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.     Stock Option Plans

On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split.

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

On January 1, 2006 the Company adopted FAS 123R, Share-Based Payment. FAS 123R requires a company to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures was not material to the Company’s financial statements for year ended December 31, 2006.

The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2007	2006	2005
Dividend yield	0.3%	0.4%	0.4%
Expected life	4 years	4 years	4 years
Volatility	48.9%	43.5%	43.0%
Risk free interest rate	4.47%	4.26%	4.26%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three years ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 31, 2004	2,010,556	$5.14
Granted – at discount	282,794	$5.78	$4.82
– at market value	188,120	$9.89	$5.26
Exercised	(261,404)	$4.51
Forfeitures	(105,016)	$2.29
Expired	(198,954)	$2.72

Options outstanding at December 31, 2005	1,916,096	$5.05
Granted – at discount	162,164	$—	$7.37
– at market value	55,242	$10.51	$3.92
Exercised	(384,338)	$6.37
Forfeitures	(85,014)	$2.78
Expired	(50,776)	$6.26

Options outstanding at December 31, 2006	1,613,374	$4.48
Granted – at discount	387,236	$—	$26.49
– at market value	28,368	$27.09	$10.96
Exercised	(783,637)	$5.03
Forfeitures	(130,269)	$0.15
Expired	(10,179)	$7.61

Options outstanding at December 31, 2007	1,104,893	$3.56

The following table summarizes information about options outstanding at December 31, 2007:

Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0-$5	717,421	6.68	$0.24	113,500	$1.51	4.27
$5-$10	353,206	5.29	$8.29	121,620	$7.17	2.49
$10-$15	5,900	6.37	$11.50	5,900	$11.50	6.37
$25-$30	28,366	9.15	$27.09	—	$—	—

	1,104,893			241,020

The aggregate intrinsic value of fully vested stock options is $0.6 million. Of the 241,020 stock options that are exercisable, 67,442 have performance conditions attached. The total compensation cost for 2007 and 2006 was $3.3 million and $1.6 million, respectively. The total compensation cost related to nonvested stock options not yet recognized at December 31, 2007 is $7.8 million and this cost is expected to be recognized over the weighted-average period of 1.53 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not modified any stock option awards in 2007, 2006 or 2005. The total intrinsic value of options exercised in 2007 and 2006 was $1.9 million and $0.9 million, respectively. The amount of cash received from the exercise of stock option awards in 2007, 2006 and 2005 was $4.1 million, $3.0 million and $1.4 million, respectively. The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During 2007 and 2006 the new total fair value of shares vested was $2.2 million and $0.9 million, respectively.

The Company adopted FAS 123R using the modified prospective transition method beginning January 1, 2006. The Company previously recorded a charge for stock options based on the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The following table summarizes the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had adopted FAS 123R. As of January 1, 2006 compensation expense has been recorded within the consolidated financial statements and calculated consistently with the method prescribed in FAS 123R:

(in millions, except per share data)	Net income	Basic	Diluted
2005
As disclosed	$(123.7)	$(5.00)	$(5.00)
Compensation expense, net of tax, included in net income	0.9
Compensation expense, net of tax, that would have been included had FAS 123 been adopted	(1.5)

Proforma net income	$(124.3)	$(5.03)	$(5.03)

Note 5.    Earnings Per Share

On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The following footnote has been retrospectively adjusted for this stock split.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2007	2006	2005
Numerator (in millions):
Income/(loss) from continuing operations	$29.5	$11.4	$(122.3)
Discontinued operations, net of tax	—	—	(1.4)

Net income/(loss) available to common stockholders	$29.5	$11.4	$(123.7)

Denominator (in thousands):
Weighted average common shares outstanding	23,920	24,141	24,737
Dilutive effect of stock options and awards	918	1,198	—

Denominator for diluted earnings per share	24,838	25,339	24,737

Net income per share:
Income/(loss) from continuing operations	$1.23	$0.47	$(4.94)
Discontinued operations, net of tax	—	—	(0.06)

Net income/(loss) available to common shares	$1.23	$0.47	$(5.00)

Net income per share, diluted:
Income/(loss) from continuing operations	$1.19	$0.45	$(4.94)
Discontinued operations, net of tax	—	—	(0.06)

Net income/(loss) available to common shares	$1.19	$0.45	$(5.00)

In 2007, 2006 and 2005 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 17,729, 4,125 and 127,718, respectively.

Note 6.    Pension Plans

The Company maintains a contributory defined benefit pension plan covering a number of its United Kingdom employees (the “Plan”). The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement.

The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions from January 1, 2004 to January 1, 2007 were at 5% and 22.6%, respectively, of pensionable pay. From January 1, 2007 employee and employer contributions were at 7% and 29%, respectively. In addition, since March 2007, the Company has been contributing $3 million per calendar year in accordance with a 10 year deficit recovery plan. The Plan’s assets are invested by two investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. A full actuarial valuation of the Plan was performed as at December 31, 2005 and an update performed as at December 31, 2007 and 2006, the results of both of which are reflected in the calculations below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective for fiscal year 2006, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and certain changes in the funded status be reflected in comprehensive income. FAS 158 also requires the measurement date of the Plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008 the Company early-adopted this provision for fiscal year 2006. The effect of applying FAS 158 was to record a total reduction to equity through recognition in other comprehensive loss of $97.0 million on an after-tax basis.

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

(in millions)	12 months to December 31 2007	3 months to December 31 2006	12 months to October 5 2006	12 months to October 5 2005
Plan net pension charge:
Service cost	$5.4	$1.3	$5.0	$6.0
Interest cost on PBO	45.7	10.5	39.7	39.9
Expected return on plan assets	(48.5)	(11.2)	(44.7)	(45.3)
Amortization of net actuarial losses	2.0	0.9	—	1.1

	$4.6	$1.5	$—	$1.7

Plan assumptions:
Discount rate	5.80%	5.10%	5.00%	5.00%
Rate of increase in compensation levels	3.95%	3.55%	3.55%	3.60%
Rate of return on plan assets – overall	5.45%	5.25%	5.30%	5.30%
Rate of return on plan assets – equity securities	7.50%	7.60%	8.50%	9.00%
Rate of return on plan assets – debt securities	4.60%	4.60%	4.60%	5.10%

Plan asset allocation by category:
Equity securities	29%	32%	29%	32%
Debt securities	71%	67%	70%	67%
Other	—	1%	1%	1%

	100%	100%	100%	100%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate used represents the annualized yield on medium and longer term AA rated corporate bonds in the United Kingdom and has been determined by reference to the iBoxx corporate bond index published by International Index Company. The rate of increase in compensation levels assumes that real salary growth in Innospec will be restricted to 0.75% above an assumed level of price inflation of 3.2%. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $30 million and the net pension charge for 2008 by approximately $0.2 million.

The current investment strategy of the Plan is to obtain an asset allocation of 70% in favor of debt securities and 30% equity securities in order to achieve a more predictable return on assets.

The projected net pension charge for the year ending December 31, 2008 is as follows:

(in millions)
Service cost	$5.6
Interest cost on PBO	48.8
Expected return on plan assets	(52.0)

$2.4

The estimated level of Company contributions into the Plan for 2008 is $8.9 million. The following benefit payments, which reflect expected future service as appropriate, are expected to be made:

(in millions)
2008	$52.1
2009	$53.7
2010	$55.5
2011	$57.2
2012	$59.0
2013 – 2017	$324.0

Company contributions to defined contribution schemes during 2007 were $0.9 million (2006 – $1.7 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	12 months to December 31 2007	3 months to December 31 2006	12 months to October 5 2006
Change in PBO
Opening balance	$897.9	$909.5	$725.2
Interest cost	45.7	10.5	39.7
Service cost	5.4	1.3	5.0
Contributions by participants	1.0	0.2	0.7
Benefits paid	(51.1)	(11.2)	(43.5)
Actuarial (gains)/losses	(58.5)	(11.6)	38.7
Exchange effect	13.9	(0.8)	143.7

Closing balance	854.3	897.9	909.5

Fair value of plan assets
Opening balance	875.4	872.9	710.7
Actual benefits paid	(51.1)	(11.2)	(43.5)
Actual contributions by employer	7.6	0.7	4.4
Actual contributions by participants	1.0	0.2	0.7
Actual return on assets	43.1	12.7	56.2
Exchange effect	13.1	0.1	144.4

Closing balance	889.1	875.4	872.9

Plan assets excess/(deficit) over PBO	34.8	(22.5)	(36.6)
Unrecognized net loss	83.5	138.5	179.6
Amortization of net actuarial losses	(2.0)	—	—
Amount recognized in other comprehensive loss	(81.5)	(138.5)	—

Pension asset/(liability)	$34.8	$(22.5)	$143.0

The underlying PBO and fair value of Plan assets are denominated in sterling and were previously translated at historic exchange rates. On adoption of FAS 158 at December 31, 2006, the underlying PBO and fair value of Plan assets were translated at the 2006 year end exchange rate. At December 31, 2007, the underlying PBO and fair value of Plan assets were translated at the 2007 year end exchange rate.

The accumulated benefit obligation for the Plan was $826.3 million and $871.7 million at December 31, 2007 and 2006, respectively.

Note 7.    Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings; and reclassifications of $21.0 million from other liabilities, $3.8 million from deferred income taxes and $7.8 million from accrued income taxes. A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2007	$2.3	$33.4	$35.7
Additions related to tax positions taken in the current period	—	1.5	1.5
Additions for tax positions of prior periods	1.4	1.0	2.4
Exchange effect	0.1	1.7	1.8
Settlements	—	(1.4)	(1.4)

Closing balance at December 31, 2007	3.8	36.2	40.0
Current	(1.7)	(10.9)	(12.6)

Non-current	$2.1	$25.3	$27.4

All of the $40.0 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income. As of December 31, 2007, $3.8 million was accrued within the liability for unrecognized tax benefits in respect of accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at December 31, 2007, the Company’s subsidiaries in France and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at December 31, 2007.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in other major tax jurisdictions are open to examination including France (2004 onwards), Germany (2002 onwards), Switzerland (2005 onwards) and the United Kingdom (2002 onwards). We are currently under examination in various foreign jurisdictions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sources of income/(loss) before income taxes were as follows:

(in millions)	2007	2006	2005
Domestic	$22.2	$20.2	$1.7
Foreign	25.5	11.6	(119.8)

	$47.7	$31.8	$(118.1)

The components of income tax charges are summarized as follows:

(in millions)	2007	2006	2005
Current:
Federal	$16.9	$5.9	$0.2
Foreign	7.7	15.5	(1.8)

	$24.6	$21.4	$(1.6)

Deferred:
Federal	$(6.4)	$0.5	$—
Foreign	—	(1.5)	5.8

	(6.4)	(1.0)	5.8

	$18.2	$20.4	$4.2

Cash payments/(receipts) for income taxes were $22.7 million, $(0.7) million and $21.4 million during 2007, 2006 and 2005, respectively.

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(4.6)	(5.0)	8.4
Amortization	—	(0.4)	—
Foreign tax credit	(73.9)	(29.5)	—
Dividend inclusion	80.0	47.1	—
Impairment of Octane Additives business goodwill	8.9	40.4	(39.9)
Unrecognized net operating losses	(2.1)	(31.6)	2.6
Tax (credit)/charge from previous years	(14.6)	4.2	3.0
Discontinued operations	—	—	(0.6)
Investment write-off	—	—	(3.8)
Other (net)	9.5	4.0	(8.2)

	38.2%	64.2%	(3.5)%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $12.1 million charge in respect of the impairment of Octane Additives business goodwill has no cash or taxation impact and represents a significant factor in the variation from the U.S. federal statutory rate. Other significant factors affecting the variation to the statutory rate is a deemed liquidation of a group subsidiary, treated as a dividend under U.S. tax rules, net of foreign tax credits, the use of tax losses for which no deferred tax asset had been recognized and tax credits from prior years. The mix of taxable profits generated in the different geographical localities in which the Group operates had a positive impact on the effective tax rate in 2007.

Details of deferred tax assets and liabilities are as follows:

(in millions)	2007	2006
Deferred tax assets:
Excess of tax over book basis in property, plant and equipment	$3.8	$3.3
Net operating loss carry forwards	3.6	1.8
Pension liability	—	6.8
Goodwill amortization	2.9	—
Foreign tax credits	6.5	—
Other	4.2	2.7

	21.0	14.6
Valuation allowance	(8.8)	(1.0)

Total deferred tax assets	12.2	13.6

Deferred tax liabilities:
Pension asset	(9.7)	—
Intangible assets	(5.9)	(6.9)
Other	(4.0)	(5.1)

	(19.6)	(12.0)

Total net deferred (liability)/asset	$(7.4)	$1.6

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2007, the Company considers it more likely than not that no valuation allowance is required for $1.3 million (2006 - $0.8 million) of its net operating loss carry forwards and that a full valuation allowance is required against its foreign tax credits carry forwards. The net operating loss carry forwards arose in 2007 and were generated in Switzerland as a result of exceptional losses on a contract. It is expected that sufficient taxable profits will be generated against which the net operating loss carry forwards can be relieved and there is no time limitation to use these losses. Should it be determined in the future that it is no longer more likely than not that these assets will be realized an additional valuation allowance would be required and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company has not made provision for unremitted earnings from overseas subsidiaries on the grounds that they will not be remitted as they are required in the entities concerned or will continue to be used to fund further investment into other territories. The amount of unremitted

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings at December 31, 2007 and 2006 was approximately $805 million and $710 million, respectively. Any determination of the potential amount of unrecognized deferred taxes is not practicable due to the complexities associated with its hypothetical calculation.

Note 8.    Acquisitions

On January 14, 2005, the Company acquired a 100% interest in Finetex, Inc. (“Finetex”) for consideration of $21.2 million. The Company purchased 234 common shares which were valued at $17.4 million. The balance of the funds was used to separately acquire the two properties on which the business operates and to pay costs of the acquisition.

Finetex is a manufacturer and supplier of specialty surfactants and emollients to the personal care, cosmetics and other industrial markets. The results of Finetex have been consolidated since the acquisition date and have been reported in the Active Chemicals business segment. In 2005, since its acquisition by the Company, Finetex contributed $18.4 million of net sales and a net profit of $0.2 million to the consolidated net loss ($0.01 profit per basic share). During the third quarter of 2005 the inventory standard costing process at Finetex was updated. This led to an increase of $0.5 million in the fair value of inventory acquired and a corresponding reduction in goodwill. The following values have been assigned to the major classes of assets and liabilities in the balance sheets of the acquired entities at acquisition date:

(in millions)
Cash	$0.2
Receivables	2.3
Inventories	4.0
Prepayments	0.1
Property, plant and equipment	7.3
Goodwill	3.6
Intangible assets	7.1

Total assets	24.6

Current liabilities	(0.8)
Deferred taxes	(2.4)
Other non-current liabilities	(0.2)

Total liabilities	(3.4)

Net assets acquired	$21.2

The goodwill recognized in respect of Finetex has been included within the Active Chemicals business segment (see Note 9).

The following intangible assets were recognized in respect of Finetex.

(in millions)		Useful Life
Customer relationships	$4.2	13 years
Patents	2.9	10 years

Total assets	$7.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007 the businesses of Finetex, Inc. and ProChem Chemicals, Inc. were merged into Innospec Active Chemicals LLC (previously known as Innospec Performance Chemicals U.S. Co.).

Note 9.    Goodwill

Goodwill comprises the following:

(in millions)	Fuel Specialties	Active Chemicals	Octane Additives	Total
Gross cost – at January 1, 2006	$117.1	$30.4	$351.0	$498.5
Exchange effect	0.1	—	—	0.1
Impairment	—	—	(36.7)	(36.7)

Gross cost – at December 31, 2006	117.2	30.4	314.3	461.9

Amortization – at January 1 and December 31, 2006	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2006	$108.9	$30.1	$24.8	$163.8

Gross cost – at January 1, 2007	117.2	30.4	314.3	461.9
Exchange effect	0.1	—	—	0.1
Impairment	—	—	(12.1)	(12.1)

Gross cost – at December 31, 2007	117.3	30.4	302.2	449.9

Amortization – at January 1 and December 31, 2007	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2007	$109.0	$30.1	$12.7	$151.8

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

The Company has elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as of December 31 each year.

In reviewing for any impairment charge the fair value of the impaired reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best estimates at that time.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Octane Additives impairment reviews performed during 2007, 2006 and 2005 impairment charges of $12.1 million, $36.7 million and $134.4 million, respectively, were recognized. These charges are non-cash in nature and have no impact on taxation. There is $12.7 million of goodwill remaining which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis over the three years ending December 31, 2010.

At the end of the fourth quarter of 2007 the Company performed its annual impairment review for goodwill for Fuel Specialties and Active Chemicals and believes that there has been no impairment of goodwill in respect of those reporting segments.

Note 10.    Intangible Assets

Intangible assets comprise the following:

(in millions)	2007	2006
Gross cost
– Ethyl	$28.4	$—
– Veritel	60.6	60.6
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9
– Other	0.3	0.3

	115.3	86.9

Accumulated amortization
– Ethyl	(4.2)	—
– Veritel	(60.6)	(50.6)
– Technology	(2.5)	(1.7)
– Customer relationships	(5.0)	(3.6)
– Patents	(0.9)	(0.6)
– Other	(0.2)	(0.2)

	(73.4)	(56.7)

	$41.9	$30.2

Ethyl

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Swiss subsidiaries. In April 2000, Ethyl made a payment to Innospec of $38.6 million as a prepayment for services to be provided under the Swiss TMAs. Effective July 1, 2001, another of our Swiss subsidiaries entered into a TMA with Veritel Chemicals BV (“Veritel”) and Ethyl agreed to participate in this TMA with the scope of all the TMAs being extended to include the European Economic Area.

No separate legal entity or joint venture was established as a consequence of the TMAs. All marketing and sales effort made under these arrangements were made in the name of Innospec. Innospec produced all TEL marketed under the TMAs and also provided marketing and other services. Ethyl provided bulk distribution services, marketing and other services. In addition, Ethyl was required to hold approximately one third of the inventories sold under these arrangements or deposit an equivalent dollar amount with Innospec. At March 31, 2007, Ethyl held no TEL inventories in respect of the TMAs and accordingly had deposited $12.0 million with us. The net proceeds under the TMAs were paid to Innospec and Ethyl as compensation for services and based on an agreed-upon formula, with Innospec receiving 68% of the total compensation for services provided and Ethyl receiving 32%. Ethyl’s 32% share of the net proceeds was advanced to Ethyl by us when payment was received from the TMA customers.

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

Innospec had commenced proceedings in the London Court of International Arbitration (“LCIA”) against Ethyl regarding an alleged breach of duty by Ethyl under the TMAs by actively marketing and selling an alternative product. In addition, the Company was in dispute with Ethyl regarding the price that it was entitled to charge for the supply of TEL to Ethyl in the U.S. under a separate agreement (“U.S. Supply Agreement”). On June 15, 2007, both parties resolved all of the arbitration actions arising out of the disputes under the TMAs and the U.S. Supply Agreement. The TMAs were terminated effective April 1, 2007, and Innospec became the sole supplier of TEL outside of the U.S. On June 27, 2007, Innospec refunded Ethyl’s $12.0 million inventory deposit, advanced Ethyl’s share of net proceeds which had not yet been collected from TMA customers as at the termination date, and made a payment of $28.0 million in respect of Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. In addition, the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs was written off to cost of goods sold in the income statement. During the course of this settlement we incurred professional fees of $0.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Veritel

An intangible asset was recognized in 2001 in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. An initial signing fee of $5.0 million was paid on entering into the agreement. In December 2001, notice was given of a permanent source interruption which triggered further payments due to Veritel of $70.0 million. Under the terms of a separate marketing agreement with Ethyl, $24.5 million was recoverable from Ethyl, and the Company’s share of $50.5 million was capitalized by our Swiss subsidiary. The asset is fully amortized as at December 31, 2007.

Technology

Following the acquisition of the remaining 50% of Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) on July 8, 2004, the Company recognized an intangible asset of $2.3 million in respect of various technological approvals the business has received from certain military and civilian authorities. The approvals act as a barrier to entry to any potential competitor in the market who would wish to supply these products.

An intangible asset of $4.8 million was recognized in respect of a number of specialized manufacturing processes carried out by Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) following the acquisition of that entity in August 2004.

Both of these assets have an expected life of ten years and will be amortized on a straight-line basis over this period. No residual value is anticipated.

Customer relationships

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC), the Company recognized an intangible asset totalling $7.1 million, $4.2 million of which was in relation to customer lists acquired. This asset has an expected life of thirteen years and will be amortized on a straight-line basis over this period. No residual value is anticipated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets were recognized in 2004 in respect of both the Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) ($9.0 million), and Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) ($2.8 million) acquisitions. These relate to ongoing customer relationships. These have an expected life of ten years and will be amortized on a straight-line basis over that period. No residual value is anticipated.

Patents

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC), the Company recognized an intangible asset of $2.9 million in respect of patents and trademarks. These have an expected life of ten years and will be amortized on a straight-line basis over that period.

Other

The remaining balance relates chiefly to software costs which are amortized over 3 years.

The Company adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. This requires that intangible assets should be subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred. The Company has elected to perform its annual tests in respect of its intangible assets as of December 31 each year. At the end of the fourth quarter of 2007, the Company performed its annual impairment review of intangible assets and believes that no impairment exists.

Intangible asset amortization expense was $16.9 million, $12.7 million and $12.7 million in 2007, 2006 and 2005, respectively.

Future amortization expense is estimated to be $8.2 million per annum for the three years to 2010, and then $3.6 million per annum in 2011 and 2012.

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

In 2006 and 2005, $0.5 million and $2.1 million of refinancing costs were capitalized, respectively. These were incurred in relation to the refinancing entered into on December 13, 2005. These will be amortized over the expected life of the agreement using the effective interest method.

(in millions)	2007	2006
Gross cost	$2.6	$2.6
Accumulated amortization	(2.1)	(1.0)
Exchange effect	(0.2)	—

	$0.3	$1.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $1.1 million, $1.1 million and $1.3 million in 2007, 2006 and 2005, respectively. The charge is included in interest expense (see Note 2).

Note 12.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2007	2006
Land	$8.3	$8.2
Buildings	5.0	4.6
Equipment	100.3	89.3
Work in progress	5.8	3.4

	119.4	105.5
Less accumulated depreciation	(53.2)	(39.0)

	$66.2	$66.5

Of the total net book value of equipment at December 31, 2007 $nil million (2006 – $0.1 million) is in respect of assets held under capital leases. These assets were principally computer hardware in 2006.

Depreciation charges were $13.3 million, $13.6 million and $14.7 million in 2007, 2006 and 2005, respectively.

The estimated additional cost to complete work in progress is $1.6 million (2006 – $3.1 million).

Note 13.     Plant Closure Provisions

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to the Fuel Specialties and the Active Chemicals businesses.

Movements in the provisions are summarized as follows:-

	2007	2007	2007	2007	2006
(in millions)	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$3.8	$0.3	$23.7	$27.8	$31.1
Charge for the period	0.5	2.5	1.3	4.3	6.1
Expenditure	(2.0)	(2.2)	(1.7)	(5.9)	(10.2)
Exchange effect	0.1	—	0.5	0.6	0.8

Total at December 31	2.4	0.6	23.8	26.8	27.8
Due within one year	(1.9)	(0.3)	(2.2)	(4.4)	(5.6)

Balance at December 31	$0.5	$0.3	$21.6	$22.4	$22.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.5 million was recognized in respect of a reduction in Active Chemicals United Kingdom headcount ($0.4 million) and additional payments in respect of the former CEO ($0.1 million).

Other Restructuring

The $2.5 million charge primarily relates to United Kingdom site clearance ($1.2 million) and relocation of our European Headquarters to the Ellesmere Port site ($0.8 million).

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

Remediation expenditure against provisions was $1.7 million, $1.3 million and $2.2 million in 2007, 2006, and 2005, respectively.

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in 2007 was $2.3 million. This charge was offset in 2007 by $1.0 million in respect of a reduction in the scope and cost of future activities to be performed in the light of findings from projects carried out.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.     Long-Term Debt

Long-term debt consists of the following:

(in millions)	2007	2006
Senior term loan	$75.0	$90.0
Revolving credit	6.0	58.0
Capital leases	—	0.1

	81.0	148.1
Less current portion	(20.0)	(15.1)

	$61.0	$133.0

Payments of interest on long-term debt were $6.4 million, $9.3 million and $7.6 million in 2007, 2006 and 2005, respectively.

The net cash outflow in respect of refinancing costs was $nil million, $0.5 million and $2.0 million in 2007, 2006 and 2005, respectively.

The financing package agreed in January 2004, and amended in August 2004, comprised a term loan of $100 million and a revolving credit facility of $110 million. The term loan was repayable in annual instalments over three and one half years. The revolving facility was available throughout the loan period until July 2007. There was $119 million outstanding under the terms of this facility at December 31, 2004.

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. Of this term loan $10 million, $15 million and $20 million was repaid on July 31, 2006, January 31, 2007, and January 31, 2008, respectively. A final repayment of $55 million is due on June 12, 2009. An additional revolving credit facility was also agreed which will expire on June 12, 2009. This revolving credit facility was initially $67.1 million but was then increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. There was $81.0 million outstanding under this facility at December 31, 2007.

The facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company during 2007 due to such ratio not being exceeded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the Company has not breached these covenants throughout 2007. The facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during 2007 (2006 - $nil). $0.1 million of capital repayments were made during 2007 (2006 - $0.2 million).

The following table presents the projected annual maturities for the next four years after 2007:

(in millions)	Term loan	Revolving credit facility	Total
2008	$20.0	$—	$20.0
2009	55.0	6.0	61.0
2010	—	—	—
2011	—	—	—

	$75.0	$6.0	$81.0

The weighted average rate of interest on borrowings was 6.5% at December 31, 2007 and 6.6% at December 31, 2006.

Note 15.     Deferred Income

Movements in deferred income are summarized as follows:

(in millions)	2007	2006
Received	$39.5	$39.1
Amortized	(38.6)	(36.2)

	0.9	2.9
Less: current portion	(0.1)	(2.0)

	$0.8	$0.9

Deferred income of $38.6 million relates to amounts received from Ethyl relating to a prepayment for services to be provided under the sales and marketing agreements (“TMAs”) with two of our Swiss subsidiaries, effective January 1, 2000. Following the termination of the TMAs effective April 1, 2007 the unamortized balance was written off to cost of goods sold in the income statement (see Note 10).

The remainder relates to $0.7 million of post acquisition government grants received by Innospec Leuna GmbH, and $0.2 million of government grants and advance rental payments received by Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.     Stockholders’ Equity

On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The following table has been retrospectively adjusted for this stock split.

	Common Stock			Treasury Stock
(number of shares in thousands)	2007	2006	2005	2007	2006	2005
At January 1	29,555	29,555	29,555	5,749	4,904	4,879
Exercise of options	—	—	—	(786)	(405)	(269)
Stock purchases	—	—	—	814	1,250	294

At December 31	29,555	29,555	29,555	5,777	5,749	4,904

At December 31, 2007, the Company had authorized common stock of 40,000,000 shares (December 31, 2006 – 40,000,000). Issued shares at December 31, 2007, were 29,554,500 (December 31, 2006 – 29,554,500) including treasury stock of 5,777,417 shares (December 31, 2006 – 5,749,494).

Note 17.     Fair Value of Financial Instruments

The following table presents the carrying amount and fair values of the Company’s financial instruments at December 31, 2007 and 2006:

	2007		2006
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-derivatives:
Cash and cash equivalents	$24.3	$24.3	$101.9	$101.9
Long-term debt (including current portion)	81.0	81.0	148.1	148.1
Derivatives:
Interest rate swaps	(0.5)	(0.5)	0.4	0.4
Interest rate swap option	—	—	(0.1)	(0.1)
Foreign exchange contracts	(0.4)	(0.4)	0.4	0.4
Commodity swaps	$(0.5)	$(0.5)	$—	$—

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt: The carrying amount of long-term borrowings at variable interest rates approximates fair value.

Derivatives: The fair value of derivatives that relates to interest rate swaps, interest rate swap options, foreign exchange contracts and commodity swaps was estimated based on current settlement prices and comparable contracts using current assumptions.

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2007	2006
Balance at January 1	$0.4	$0.1
Change in fair value	(1.4)	0.3

Balance at December 31	$(1.0)	$0.4

The interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying floating rate debt obligations that stood at $81.0 million at December 31, 2007. All of the swaps mature on June 12, 2009.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material price volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at December 31, 2007.

The interest rate and commodity hedges were determined to be effective and consequently the unrealized loss of $1.0 million in 2007 (2006 - $0.4 million gain) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2007 and 2006 and accordingly no gain or loss was recognized in earnings in either period. The Company does not expect any significant portion of the loss to be reclassified into earnings in the next 12 months.

Foreign exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts is largely due to changes in exchange rates against the U.S. dollar. The U.S. dollar has weakened against other major currencies across 2007.

Note 18.     Financial Instruments and Risk Management

The Company has limited involvement with derivative financial instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign exchange exposures and raw material pricing exposures.

The Company uses interest rate swaps, floors, collar and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at December 31, 2007 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$20.0	4.7675%	June 12, 2009
	$15.0	4.7800%	June 12, 2009
	$15.0	4.7550%	June 12, 2009

The Company has hedged the price of certain raw materials with commodity swaps. As at December 31, 2007 the Company had the following summarized commodity swaps:

(in millions)	Notional Quantity	Carrying Amount	Fair Value
Commodity swap	450 metric tonnes	($0.5)	($0.5)

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

Note 19.     Commitments and Contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $2.1 million in 2007, $1.9 million in 2006 and $2.4 million in 2005. Future commitments under non-cancellable operating leases are as follows:

(in millions)
2008	$1.8
2009	1.4
2010	1.4
2011	1.0
2012	1.0
Thereafter	2.8

$9.4

Commitments in respect of environmental remediation obligations are disclosed in Note 13.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Following completion of the Transaction, the Company made a voluntary disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding transactions and activities engaged in by certain non-U.S. subsidiaries of the Company. Disclosures, amongst other items, included that the aggregate monetary value of the transactions involving Cuban persons and entities conducted by the Company’s non-U.S. subsidiaries since January 1999 is approximately $26.6 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has considered the range of possible outcomes and potential penalties payable. In accordance with the Company’s accounting policies, provision has been made for management’s current best estimate of the potential liability, including anticipated legal costs. However, should the underlying assumptions prove incorrect, the actual outcome could differ materially from management’s current expectations. Management is not able to estimate the amount of any additional loss, if any.

If the Company or its subsidiaries (current or former) were found not to have complied with the CACR, the Company believes that it could be subject to fines or other civil or criminal penalties which could be material.

Oil for Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP. On October 10, 2007 and November 1, 2007 the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, relating to its use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws relating to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that involve certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations. On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee respectively, all of whom are independent directors. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. Counsel will report directly to the committee and will assist in connection with interactions with the SEC and DOJ. While the outcome of these investigations is uncertain, a number of companies involved in the OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties that could be of similar magnitude. Any settlement of the SEC and DOJ inquiries relating to matters beyond the OFFP could require the Company to make significant additional disgorgements, penalty and fine payments. However at this time management is not able to predict with certainty the level of such fines and penalties. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in these on-going investigations, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we have accrued $3.7 million in respect of probable future legal expenses in respect of this matter and have provided no additional accruals for this matter.

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

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of December 31, 2007, for $8.7 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties.

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

Indemnities and Warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($7.1 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Profit on Disposals

(in millions)	2007	2006	2005
Profit on disposal of surplus United Kingdom real estate	$—	$9.6	$—
Prepaid disposal costs	—	(0.4)	—

	$—	$9.2	$—

The profit on disposal of surplus United Kingdom real estate relates to the sale in August 2006 of the Company’s former Fuel Technology Centre in Bletchley and sale in July 2006 of the Company’s former sports and social club.

Prepaid disposal costs in 2006 relate to expenditure being incurred in respect of one of our U.S. former manufacturing sites, in advance of it being marketed and disposed of.

On November 15, 2004, the Company disposed of certain manufacturing and other assets held by our Swedish subsidiary, Bycosin AB. As part of the sale of the Swedish manufacturing and other assets, Bycosin de Mexico SA de CV and Bycosin SA de CV, non-core subsidiaries of Innospec Sweden AB, were also disposed of in their entirety. As there will be no ongoing involvement with this business, this element of the transaction has been included within discontinued operations (see Note 21). As the Company will continue to source product to support the marine and power markets from Sweden, the sale of the Swedish manufacturing and other assets does not meet the criteria laid down in FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, for inclusion within discontinued operations.

Note 21.    Discontinued Operations

On December 31, 2005, the Company disposed of two non-core businesses, Octel Performance Chemicals Inc. and the Gamlen Industries SA waste water treatment business. The consideration received was $1.2 million and $1.9 million, respectively. The net assets disposed of were $3.1 million which comprised:

(in millions)	Octel Performance Chemicals Inc.	Gamlen Industries SA waste water treatment business
Accounts receivable	$1.0	$0.4
Inventories	0.9	0.5
Property, plant and equipment	0.5	0.1
Goodwill	0.5	—
Accounts payable	(0.9)	(0.3)
Intercompany balances	0.4	—

	$2.4	$0.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in millions)
Cash	$0.5
Accounts receivable	3.4
Inventories	0.8
Prepaid expenses	0.6
Property, plant and equipment	0.2
Goodwill	2.7
Accounts payable	(0.3)
Intercompany balances	(3.1)

$4.8

The net loss on disposal was $3.9 million which includes the net income of Bycosin Mexico for 2004 up to the date of disposal of $0.4 million, professional fees of $0.2 million and a tax charge of $0.2 million.

Note 22.    Other Balance Sheet Information

The Company holds investments that are not consolidated or equity accounted since we do not have a controlling financial interest and they are not material, respectively. These investments are held at cost less provision for impairment. The principal affiliate is as follows:

Ownership interest
Ferrous Corp	47.7%

In 2007 the Company sold its 27.5% share of PotatoPak Limited for $0.1 million generating a profit of $0.1 million. In 2006 the Company sold its 20% share of Deurex and 50.0% share of Octel Chemay (Pty) Limited, both for no profit or loss.

All of the unconsolidated affiliates are privately held companies and as such quoted market prices are not available. No dividends were received during 2007, 2006 and 2005.

Note 23.    Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value measurements. The Company is required to adopt FAS 157 effective the first quarter of 2008. The Company does not believe that the adoption of this standard will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for fiscal years beginning after November 15, 2007 though earlier application is permitted under certain circumstances. The Company will adopt FAS 159 effective the first quarter of 2008. The Company does not believe that the adoption of this standard will have a material impact on its results of operations, financial position or cash flows.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FAS 160 will have on its financial statements.

In December 2007, the FASB issued FAS 141R, Business Combinations – a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FAS 141R will have on its financial statements.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in the Internal Control—Integrated Framework issued by the COSO.

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

Information under the heading “Management” set out in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008 (“the Proxy Statement”) is incorporated herein by reference.

At its Board Meeting on February 24, 2004, the Company formally adopted a Code of Ethics. Any stockholder who requires a copy of the Code of Ethics, Corporate Governance Guidelines or any of the Board Committee Charters may obtain one by writing to the General Counsel, Innospec Inc., Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, CH65 4EY, e-mail investor@innospecinc.com. These documents can also be accessed via the Company’s website, www.innospecinc.com.

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

The current limit for the total amount of shares which can be issued or awarded under the Company’s five share option plans is 6,086,000.

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

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2008, appear on pages 49 through 94 of the 2007 Form 10-K to stockholders, are incorporated in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-laws of the Registrant. (1)

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent. (2)

4.3	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

4.4	Indenture dated as of May 1, 1998 among the Registrant, Octel Developments PLC and the IBJ Schroder Bank and Trust Company, as trustee. (4)

4.5	Form of 10% Senior Notes (contained in Exhibit 4.4 as Exhibit A). (4)

4.6	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

4.7	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

4.8	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (6)

4.9	Amendment to Rights Agreement. (10)

4.10	Share Repurchase Plan between the Company and J. P. Morgan Securities Inc. dated February 16, 2006. (23)

4.11	Share Repurchase Plan between the Company and J. P. Morgan Securities Inc. dated August 21, 2006. (25)

10.1	Tax Disaffiliation Agreement between GLCC and the Registrant. (1)

10.2	Corporate Services Transition Agreement between GLCC and the Registrant. (1)

10.3	Supply Agreement between GLCC and the Registrant for the supply of ethylene dibromide. (1)

10.4	Supply Agreement between GLCC and the Registrant for the Supply of anhydrous hydrogen bromide. (1)

10.5	Supply Agreement for the Supply of 10% sodium hydroxide solution. (1)

10.6	Ethyl Corporation Market and Sales Agreement. (4)

10.7	Innospec Inc. Non Employee Directors Stock Option Plan. (4)

10.8	Employment Agreement between Associated Octel Limited and Steve W Williams, Geoff J Hignett, Graham M Leathes and Robert A Lee. (1)

10.9	Employment Agreement between Associated Octel Limited and Dennis J Kerrison. (1)

10.10	Agreement between GLCC and the Registrant for the Toll Manufacturing of Stadis Product. (4)

10.11	Innospec Inc. Time Restricted Stock Option Plan. (3)

10.12	Innospec Inc. Performance Related Stock Option Plan. (3)

10.13	Associated Octel Savings-Related Stock Option Plan. (3)

10.14	Form of Innospec Inc. Approved Company Share Option Plan. (8)

10.15	Form of Innospec Inc. Profit Sharing Share Scheme. (8)

10.16	Employment Agreement between The Associated Octel Company Limited and Alan G Jarvis. (9)

10.17	Employment offer letter from The Associated Octel Company Limited to John P Tayler. (9)

10.18	Consultancy Agreement between Innospec Inc. and Robert E Bew. (9)

10.19	Employment offer letter from The Associated Octel Company Limited to Ian A Watling. (11)

10.20	Employment offer letter from The Associated Octel Company Limited to Philip J Boon. (11)

10.21	Executive Services agreement, Richard Shone (13)

10.22	Contract of Employment, Sharon Todd. (13)

10.23	Contract of Employment, Ian McRobbie. (13)

10.24	Contract of Employment, Paul Jennings. (13)

10.25	Contract of Employment, Alexander Dobbie. (13)

10.26	Contract of Employment, Dr. Catherine Hessner. (17)

10.27	Contract of Employment, Andrew Hartley. (17)

10.28	$100,000,000 term loan agreement between Innospec Inc., Octel Associates, Barclays Capital, Barclays Bank plc and others, dated June 3, 1999. (6)

10.29	US$250,000,000 Facilities Agreement dated 29 October 2001 for Innospec Inc. with Barclays Capital acting as mandated Lead Arranger and Barclays Bank plc acting as Agent and Security Agent. (12)

10.30	Amendment and Restatement Agreement, dated 30 January 2004, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto. (14)

10.31	Business and Asset Purchase Agreement, dated November 15, 2004, between Bycosin AB, Håkan Byström and others, and Octel Petroleum Specialties Limited. (16)

10.32	Supply Agreement, dated November 15, 2004, between Bycosin AB and Pesdo Swedcap Holdings AB. (16)

10.33	Resignation Agreement of Mr. D. Kerrison, dated April 12, 2005. (18)

10.34	Contract of Employment, Paul W. Jennings, dated September 21, 2005. (19)

10.35	Contract of Employment, Patrick Williams, dated October 11, 2005. (20)

10.36	Fixed term agreement, James F. Lawler, dated December 7, 2005. (21)

10.37	Amendment and Restatement Agreement, dated 13 December, 2005, relating to a Facilities Agreement, dated 29 October 2001 (as amended), by and among the Registrant, Barclays Bank plc, Lloyds TSB Bank plc, The Governor and Company of The Bank of Scotland, and certain other parties thereto. (22)

10.38	Contract of Employment, Ian Cleminson, dated June 30, 2006. (24)

12.1	Statement Regarding Computation of Financial Ratios (filed herewith).

13.1	Opinion of Ernst & Young LLP on 1997 Combined Financial Statements. (9)

14	The Innospec Inc. Code of Ethics. (15)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney of Directors and Officers of the Registrant. (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of OBOAdler Company Limited as of June 30, 1999 and for the year then ended. (7)

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-12B/A.

(2)	Incorporated by reference to the Company’s Form 10-12B/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-12B/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 10-Q on November 10, 1998.

(6)	Filed with the Company’s Form 8-K on November 12, 1999.

(7)	Filed with the Company’s Form 8-K/A on January 20, 2000.

(8)	Filed with the Company’s Form 10-K on March 26, 1999.

(9)	Filed with the Company’s Form 10-K on March 27, 2000.

(10)	Filed with the Company’s Form 8-K on July 21, 2000.

(11)	Filed with the Company’s Form 10-K on March 26, 2001.

(12)	Filed with the Company’s Form 10-K on March 25, 2002.

(13)	Filed with the Company’s Form 10-K on March 28, 2003.

(14)	Filed with the Company’s Form 8-K on February 9, 2004.

(15)	Filed with the Company’s Proxy Statement on March 15, 2004.

(16)	Filed with the Company’s Form 8-K on November 19, 2004.

(17)	Filed with the Company’s Form 10-K on March 31, 2005.

(18)	Filed with the Company’s Form 8-K on April 12, 2005.

(19)	Filed with the Company’s Form 8-K on September 27, 2005.

(20)	Filed with the Company’s Form 8-K on October 12, 2005.

(21)	Filed with the Company’s Form 8-K on December 7, 2005.

(22)	Filed with the Company’s Form 8-K on December 19, 2005.

(23)	Filed with the Company’s Form 8-K on February 17, 2006.

(24)	Filed with the Company’s Form 8-K on June 30, 2006.

(25)	Filed with the Company’s Form 8-K on August 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ Paul W. Jennings
(Registrant)		PAUL W. JENNINGS
Date:		President and Chief Executive Officer
February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 25, 2008:

/s/ Ian P. Cleminson Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ Robert E. Bew Dr Robert E. Bew	Chairman and Director

/s/ Hugh G. C. Aldous Hugh Aldous	Director

/s/ Peter Fearn Peter Fearn	Director

/s/ Charles M. Hale Charles M. Hale	Director

/s/ Martin M. Hale Martin M. Hale	Director

/s/ Samuel A. Haubold Samuel A. Haubold	Director

/s/ James Puckridge James Puckridge	Director

/s/ Joachim Roeser Joachim Roeser	Director