Form 10-Q
period 2008-03-31
INNOSPEC INC.
filed 2008-05-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2008
Common Stock, par value $0.01	23,383,646

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including, without limitation, all of the Company’s guidance for sales, gross margins, net income, growth potential and other measures of financial performance. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, our ability to continue to achieve organic growth in our Fuel Specialties and Active Chemicals businesses, our ability to successfully integrate any acquisitions in those business segments, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and the SEC and DOJ investigation into the Company’s involvement in the United Nations Oil for Food Program, or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions except share and per share data)	2008	2007
Net sales (Note 2)	$168.7	$145.3
Cost of goods sold	(117.0)	(95.6)

Gross profit (Note 2)	51.7	49.7
Operating expenses:
Selling, general and administrative	(31.8)	(25.1)
Research and development	(3.7)	(3.2)
Restructuring charge	(0.5)	(0.7)
Amortization of intangible assets (Note 4)	(2.1)	(3.1)
Impairment of Octane Additives business goodwill (Note 5)	(1.1)	(4.4)

	(39.2)	(36.5)

Operating income (Note 2)	12.5	13.2
Other net income	0.5	0.1
Interest expense	(1.7)	(2.5)
Interest income	0.4	0.9

Income before income taxes	11.7	11.7
Income taxes (Note 6)	(4.4)	(5.7)

Net income	$7.3	$6.0

Earnings per share (Note 7):
Basic	$0.31	$0.25

Diluted	$0.30	$0.24

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,680	23,795

Diluted	24,357	25,291

Dividend declared per common share (Note 8):	$0.05	$0.045

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31 2008	December 31 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14.1	$24.3
Accounts receivable (less allowance of $2.1 and $2.0, respectively)	92.4	94.2
Inventories
Finished goods	92.0	100.4
Work in progress	12.9	12.6
Raw materials	22.4	19.6

Total inventories	127.3	132.6
Prepaid expenses	4.9	5.0

Total current assets	238.7	256.1
Property, plant and equipment	123.5	119.4
Less accumulated depreciation	(57.8)	(53.2)

Net property, plant and equipment	65.7	66.2
Goodwill—Octane Additives (Note 5)	11.6	12.7
Goodwill—Other (Note 5)	139.4	139.1
Intangible assets (Note 4)	39.8	41.9
Pension asset (Note 3)	36.1	34.8
Deferred finance costs	0.1	0.3

Total assets	$531.4	$551.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except per share data)	March 31 2008	December 31 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58.3	$50.9
Dividend payable	1.2	—
Accrued liabilities	65.1	65.7
Accrued income taxes	3.1	6.9
Short-term borrowing (Note 9)	—	20.0
Current portion of plant closure provisions (Note 10)	3.3	4.4
Current portion of unrecognized tax benefits (Note 6)	8.3	12.6
Current portion of deferred income	0.1	0.1
Current portion of deferred income taxes	0.8	0.1

Total current liabilities	140.2	160.7
Long-term debt, net of current portion (Note 9)	59.0	61.0
Plant closure provisions, net of current portion (Note 10)	23.2	22.4
Unrecognized tax benefits, net of current portion (Note 6)	29.1	27.4
Deferred income taxes, net of current portion	6.4	7.3
Other non-current liabilities	0.3	—
Deferred income, net of current portion	0.9	0.8
Minority interest	0.1	—
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	280.9	280.6
Treasury stock (6,084,862 and 5,777,417 shares at cost, respectively)	(64.5)	(58.2)
Retained earnings	127.6	121.5
Accumulated other comprehensive income	(72.1)	(72.7)

Total stockholders’ equity	272.2	271.5

Total liabilities and stockholders’ equity	$531.4	$551.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2008	2007
Cash Flows from Operating Activities
Net income	$7.3	$6.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.7	6.9
Impairment of Octane Additives business goodwill (Note 5)	1.1	4.4
Deferred income taxes	(0.1)	(0.2)
Changes in working capital:
Accounts receivable and prepaid expenses	2.6	(2.9)
Inventories	5.9	(1.2)
Accounts payable and accrued liabilities	6.1	(1.4)
Excess tax benefit from stock based payment arrangements	(1.0)	—
Income taxes and other current liabilities	(3.9)	(2.3)
Movement on plant closure provisions	(0.5)	(0.4)
Movement on pension asset/(liability)	(1.3)	0.1
Stock option compensation charge	1.0	0.5
Movement on other non-current liabilities	(3.1)	—
Movement on deferred income	—	(0.5)

Net cash provided by operating activities	19.8	9.0

Cash Flows from Investing Activities
Capital expenditures	(1.7)	(1.9)

Net cash (used in) investing activities	(1.7)	(1.9)
Cash Flows from Financing Activities
Net repayment of revolving credit facility	(2.0)	(58.0)
Repayment of term loan	(20.0)	(15.0)
Payments on capital leases	—	(0.1)
Excess tax benefit from stock based payment arrangements	1.0	—
Issue of treasury stock	0.3	0.7
Repurchase of common stock	(7.7)	(3.0)

Net cash (used in) financing activities	(28.4)	(75.4)
Effect of exchange rate changes on cash	0.1	1.1

Net change in cash and cash equivalents	(10.2)	(67.2)
Cash and cash equivalents at beginning of period	24.3	101.9

Cash and cash equivalents at end of period	$14.1	$34.7

Amortization of deferred finance costs of $0.2m (2007—$0.3m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5
Net income	—	—	—	7.3	—	7.3
Dividend ($0.05 per share)	—	—	—	(1.2)	—	(1.2)
Derivatives (1)	—	—	—	—	(0.8)	(0.8)
Net CTA change (2)	—	—	—	—	1.4	1.4
Treasury stock re-issued	—	(0.4)	1.4	—	—	1.0
Treasury stock repurchased	—	—	(7.7)	—	—	(7.7)
Stock option compensation charge	—	0.7	—	—	—	0.7

Balance at March 31, 2008	$0.3	$280.9	$(64.5)	$127.6	$(72.1)	$272.2

(1)	Changes in unrealized gains/(losses) on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2008	2007
Net income for the period	$7.3	$6.0
Changes in cumulative translation adjustment	1.4	1.0
Unrealized gains/(losses) on derivative instruments, net of tax	(0.8)	(0.1)
Amortization of net actuarial losses, net of tax of $0.1 million	—	(0.4)

Total comprehensive income	$7.9	$6.5

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows. Certain revisions have been made to prior year components of cash flows from financing activities in the consolidated statements of cash flows to conform to current year classifications. This change in presentation did not result in a change to net cash (used in) financing activities.

It is our opinion, however, that all material adjustments have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K filed on February 25, 2008.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2008	2007
Net sales:
Fuel Specialties	$114.6	$85.8
Active Chemicals	35.5	34.0
Octane Additives	18.6	25.5

	$168.7	$145.3

Gross profit:
Fuel Specialties	$39.4	$29.9
Active Chemicals	4.8	7.4
Octane Additives	7.5	12.4

	$51.7	$49.7

Operating income:
Fuel Specialties	$23.6	$14.3
Active Chemicals	0.1	2.6
Octane Additives	(3.0)	7.5
FAS 158/87 pension (charge)	(0.6)	(1.1)
Corporate costs	(6.0)	(5.0)

	14.1	18.3
Restructuring charge	(0.5)	(0.7)
Impairment of Octane Additives business goodwill	(1.1)	(4.4)

Total operating income	12.5	13.2
Other net income	0.5	0.1
Interest expense	(1.7)	(2.5)
Interest income	0.4	0.9

Income before income taxes	$11.7	$11.7

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2008	2007
Depreciation:
Fuel Specialties	$0.5	$0.5
Active Chemicals	1.2	1.4
Octane Additives	0.9	0.8
Corporate	0.8	0.8

	$3.4	$3.5

Amortization:
Fuel Specialties	$0.6	$0.3
Active Chemicals	0.4	0.3
Octane Additives	1.1	2.5

	$2.1	$3.1

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended March 31
(in millions)	2008	2007
Service cost	$(1.4)	$(1.3)
Interest cost on projected benefit obligation	(12.2)	(11.2)
Expected return on plan assets	13.0	11.9
Amortization of net actuarial losses	—	(0.5)

	$(0.6)	$(1.1)

At March 31, 2008, the Company has a pension asset of $36.1 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Three Months Ended March 31
(in millions)	2008	2007
Gross cost at January 1 and March 31	$115.3	$86.9

Accumulated amortization at January 1	(73.4)	(56.7)
Amortization charge	(2.1)	(3.1)

Accumulated amortization at March 31	(75.5)	(59.8)

Net book amount at March 31	$39.8	$27.1

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements (“TMAs”) to market and sell tetra ethyl lead (“TEL”). The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value was attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $1.4 million was recognized in the first quarter of 2008 (2007—$nil).

Veritel

An intangible asset of $60.6 million was recognized in 2001, and amortized straight-line to December 31, 2007, in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. The asset was fully amortized as at December 31, 2007. No amortization charge was recognized in the first quarter of 2008 (2007—$2.5 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Others

The remaining intangible assets of $26.3 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) and Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC). These assets are being amortized straight-line over periods of up to 13 years. An amortization charge of $0.7 million was recognized in the first quarter of 2008 (2007—$0.6 million).

NOTE 5—GOODWILL

	Three Months Ended March 31
(in millions)	2008	2007
Gross cost at January 1	$449.9	$461.9
Impairment of Octane Additives business goodwill	(1.1)	(4.4)
Exchange effect	0.3	0.1

Gross cost at March 31	449.1	457.6
Accumulated amortization at January 1 and March 31	(298.1)	(298.1)

Net book amount at March 31	$151.0	$159.5

Octane Additives	$11.6	$20.4
Other	139.4	139.1

	$151.0	$159.5

Impairment of Octane Additives business goodwill

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

On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings. A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2008	$3.8	$36.2	$40.0
Additions for tax positions of prior periods	0.4	0.5	0.9
Settlements	—	(3.5)	(3.5)

Closing balance at March 31, 2008	4.2	33.2	37.4
Current	(1.3)	(7.0)	(8.3)

Non-current	$2.9	$26.2	$29.1

All of the $37.4 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at March 31, 2008, the Company’s subsidiaries in France and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at March 31, 2008.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2008	2007
Numerator (in millions):
Net income available to common stockholders	$7.3	$6.0

Denominator (in thousands):
Weighted average common shares outstanding	23,680	23,795
Dilutive effect of stock options and awards	677	1,496

Denominator for diluted earnings per share	24,357	25,291

Net income per share:	$0.31	$0.25

Net income per share, diluted:	$0.30	$0.24

In the three months ended March 31, 2008 and 2007, respectively, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 60,602 and 14,184, respectively.

NOTE 8—STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

At March 31, 2008, the Company had authorized common stock of 40,000,000 shares (December 31, 2007—40,000,000). Issued shares at March 31, 2008, were 29,554,500 (December 31, 2007—29,554,500) and treasury stock amounted to 6,084,862 shares (December 31, 2007—5,777,417).

On February 22, 2008 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 4, 2008 to stockholders of record as of March 14, 2008.

The Company has five stock option plans, four of which are due to terminate in May 2008 at the end of their 10 year life. Two of these plans provide stock options to key employees and one provides stock options to non-employee directors. The fourth plan which is due to terminate in May is a savings plan which provides stock options to all Company employees in the United Kingdom provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock on vesting. Under the rules of the plans which terminate in May no further stock options will be granted and un-awarded shares of common stock previously allocated to these plans cannot be used for further grants. Stock options granted under the plans prior to the termination date expire within 10 years of the date of grant. The fifth plan provides for stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market.

The Company has submitted new plans for shareholder approval to replace those that are due to terminate and has requested approval to allocate common stock to those plans. The new limit for the number of shares of common stock which can be granted under the new plans will be 1,755,000. Under the new plans vesting periods range from 27 months to 6 years and in all cases stock options issued expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2008	2007
Dividend yield	0.5%	0.3%
Expected life	4 years	4 years
Volatility	50.1%	43.5%
Risk free interest rate	2.73%	4.47%

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2008	1,104,893	$3.56
Grants—at discount	200,332	$—	$18.72
Grants—at market value	64,472	$20.23	$7.77
Exercised	(138,450)	$2.18
Forfeitures	(1,000)	$—

Outstanding at March 31, 2008	1,230,247	$4.01

The following table summarizes information about options outstanding at March 31, 2008:

Range of Exercise Price	Number outstanding at March 31, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at March 31, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	809,367	7.40	$0.21	84,958	4.00	$2.02
$ 5 - $10	324,742	5.20	$8.18	270,760	4.69	$7.83
$10 - $15	3,300	6.12	$11.50	3,300	6.12	$11.50
$20 - $25	64,472	9.90	$20.23	—	—	$—
$25 - $30	28,366	8.90	$27.09	—	—	$—

	1,230,247			359,018

The aggregate intrinsic value of fully vested stock options is $0.7 million. Of the 359,018 stock options that are exercisable, 36,900 have performance conditions attached. The total compensation cost for the first quarter of 2008 and 2007 was $1.0 million and $0.5 million, respectively. The total compensation cost related to nonvested stock options not yet recognized at March 31, 2008 is $9.3 million and this cost is expected to be recognized over the weighted-average period of 2.19 years

We have not modified any stock option awards in 2008 or 2007. The total intrinsic value of options exercised in the first quarter of 2008 and 2007 was $0.9 million and $nil million, respectively. The amount of

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash received from the exercise of stock option awards in the first quarter of 2008 and 2007 was $0.3 million and $0.7 million, respectively. The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first quarter of 2008 and 2007 the new total fair value of shares vested was $1.2 million and $0.6 million, respectively.

The total options vested in the first quarter of 2008 and 2007 were 256,448 and 196,460, respectively.

An additional long term incentive plan designed to reward selected executives for delivering exceptional performance was recommended by the Compensation Committee, working with its advisors, and approved by the Board of Directors. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the three years from January 2008 to December 2010. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan, of $12 million in respect of the current participants, will be payable for an out-performance versus the Russell 2000 Index of 30%. No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the three year period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A corresponding compensation charge and liability of $0.2 million were recognized in the first quarter of 2008.

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	March 31 2008	December 31 2007
Senior term loan	$55.0	$75.0
Revolving credit	4.0	6.0

	59.0	81.0
Less current portion	—	(20.0)

	$59.0	$61.0

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. Of this term loan $10 million, $15 million and $20 million was repaid on July 31, 2006, January 31, 2007, and January 31, 2008, respectively. A final repayment of $55 million is due on June 12, 2009. An additional revolving credit facility was also agreed which will expire on June 12, 2009. This revolving credit facility was initially $67.1 million but was then increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. There was $59.0 million outstanding under this finance facility at March 31, 2008.

The finance facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the finance facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to March 31, 2008 due to such ratio not being exceeded.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the Company has not breached these covenants throughout the period to March 31, 2008. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during the first quarters of 2008 and 2007. Capital repayments were made during the first quarter of 2008 and 2007 of $nil and $0.1 million, respectively.

The following table presents the projected annual maturities for the next four years after March 31, 2008:

(in millions)	Term loan	Revolving credit facility	Total
2008	$—	$—	$—
2009	55.0	4.0	59.0
2010	—	—	—
2011	—	—	—

	$55.0	$4.0	$59.0

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

Movements in the provisions are summarized as follows:

	Q1 YTD 2008				Q1 YTD 2007 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$2.4	$0.6	$23.8	$26.8	$27.8
Charge for the period	—	0.5	0.6	1.1	1.3
Expenditure	(0.7)	(0.9)	—	(1.6)	(1.5)
Exchange effect	0.1	—	0.1	0.2	(0.1)

Total at March 31	$1.8	$0.2	$24.5	$26.5	$27.5
Due within one year	(1.5)	—	$(1.8)	$(3.3)	(5.2)

Balance at March 31	$0.3	$0.2	$22.7	$23.2	$22.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

There has been no charge during the first quarter of 2008.

Other restructuring

The $0.5 million charge relates to United Kingdom site clearance ($0.3 million) and relocation of our European Headquarters to the Ellesmere Port site ($0.2 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in the first quarter of 2008 was $0.6 million.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Oil for Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP. On October 10, 2007 and November 1, 2007 the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, relating to its use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws relating to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that involve certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigation. On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee respectively, all of whom were independent directors. The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, though his services have been retained in an independent capacity as a member of the committee. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigation. Counsel reports directly to the committee and assists in connection with interactions with the SEC and DOJ. On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company has given its commitment to continue to co-operate with the SEC and DOJ. While the outcome of this investigation is uncertain, a number of companies involved in the OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties that could be of similar magnitude. Any settlement of the SEC and DOJ inquiries relating to matters beyond the OFFP could require the Company to make significant additional disgorgements, penalty and

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fine payments. However at this time management is not able to predict with certainty the level of such fines and penalties. Because of the uncertainties associated with the ultimate outcome of this investigation and the costs to the Company of responding and participating in this on-going investigation, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we had accrued $3.7 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter. As part of its continuing commitment to co-operate with the SEC and DOJ and to respond to requests for documents, including the request for documents set out in the DOJ letter dated March 5, 2008, we have accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of probable future legal and other professional expenses and have provided no additional accruals in respect of this matter.

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

Guarantees

The Company and certain of its consolidated subsidiaries were contingently liable as of March 31, 2008, for $6.4 million, primarily relating to guarantees of debt of affiliated companies and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties.

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

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of FAS 161 will have on its financial statements.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FAS 160 will have on its financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued FAS 141R, Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FAS 141R will have on its financial statements.

Effective January 1, 2008 the Company partially adopted FAS 157, Fair Value Measurements in respect of our pension plan assets and derivative instruments and this had no material impact on the Company’s financial statements. The fair values of our pension plan assets and derivative instruments are valued based on quoted prices available in active markets for identical assets or liabilities (level 1 measurement) and have not changed on adoption of FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 permits companies that have not already issued either interim or annual financial statements reflecting its adoption to delay the effective adoption date in respect of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FAS 157. Non-financial assets and non-financial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in FAS 159. The non-recurring, non-financial assets and liabilities for which FAS 157 has been deferred for adoption by the Company are property, plant and equipment, goodwill, intangible assets and plant closure provisions.

As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). As permitted under FAS 157, the Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Effective 1 January 2008, the Company adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. The Company chose not to implement this option accordingly the adoption of FAS 159 had no material impact on the Company’s financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2008 and 2007

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and deferred tax asset valuation allowance and uncertain income tax positions. These policies have been discussed in the Company’s 2007 Annual Report on Form 10-K, and there have been no significant changes since that time.

RESULTS OF OPERATIONS

	Three Months Ended March 31
(in millions)	2008	2007
Net sales:
Fuel Specialties	$114.6	$85.8
Active Chemicals	35.5	34.0
Octane Additives	18.6	25.5

	$168.7	$145.3

Gross profit:
Fuel Specialties	$39.4	$29.9
Active Chemicals	4.8	7.4
Octane Additives	7.5	12.4

	$51.7	$49.7

Operating income:
Fuel Specialties	$23.6	$14.3
Active Chemicals	0.1	2.6
Octane Additives	(3.0)	7.5
FAS 158/87 pension (charge)	(0.6)	(1.1)
Corporate costs	(6.0)	(5.0)

	14.1	18.3
Restructuring charge	(0.5)	(0.7)
Impairment of Octane Additives business goodwill	(1.1)	(4.4)

Total operating income	12.5	13.2
Other net income	0.5	0.1
Interest expense	(1.7)	(2.5)
Interest income	0.4	0.9

Income before income taxes	$11.7	$11.7

(in millions except ratios)	2008	2007	Change
Net sales:
Fuel Specialties	$114.6	$85.8	$28.8	+34%
Active Chemicals	35.5	34.0	1.5	+4%
Octane Additives	18.6	25.5	(6.9)	-27%

	$168.7	$145.3	$23.4	+16%

Gross profit:
Fuel Specialties	$39.4	$29.9	$9.5	+32%
Active Chemicals	4.8	7.4	(2.6)	-35%
Octane Additives	7.5	12.4	(4.9)	-40%

	$51.7	$49.7	$2.0	+4%

Gross margin (%)
Fuel Specialties	34.4	34.8	-0.4
Active Chemicals	13.5	21.8	-8.3
Octane Additives	40.3	48.6	-8.3
Aggregate	30.6	34.2	-3.6

Operating expenses:
Fuel Specialties	$(15.3)	$(15.3)	$—	n/a
Active Chemicals	(4.3)	(4.5)	0.2	-4%
Octane Additives	(9.3)	(2.4)	(6.9)	+288%
FAS 158/87 pension charge	(0.6)	(1.1)	0.5	-45%
Corporate costs	(6.0)	(5.0)	(1.0)	+20%

	$(35.5)	$(28.3)	$(7.2)	+25%

Fuel Specialties

Net sales: the year on year increase of 34% was spread across the markets in which we operate as follows—the Americas (up 30%), EMEA (up 33%), ASPAC (up 52%) and Avtel (up 35%). This growth was due to volume (up 23 percentage points), price and product mix (up 6 percentage points) and the favorable impact of exchange rates (up 5 percentage points).

•	Americas benefited from strong sales of performance products. Growth was focused in volume (up 27 percentage points) and to a lesser extent price and product mix (up 3 percentage points).

•

Europe, Middle East and Africa (“EMEA”) benefited from strong sales of heating, performance and refinery products. Growth was focused in volume (up 20 percentage points), the favorable impact of exchange rates (up 12 percentage points) and to a lesser extent price and product mix (up 1 percentage point).

•

Asia Pacific (“ASPAC”) benefited from strong sales of performance products. Growth was focused in price and product mix (up 35 percentage points), volume (up 12 percentage points) and to a lesser extent the favorable impact of exchange rates (up 5 percentage points).

•

The TEL for use in aviation gasoline (“Avtel”) business growth was due to volume (up 20 percentage points) and price (up 15 percentage points). The results were positively impacted by the more favorable pricing allowed, and the volumes to be sold, under the Ethyl settlement.

Gross margin: the year on year decline of 0.4 percentage points reflects the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom in respect of Avtel. Gross margin in respect of the remainder of the markets increased as we successfully passed raw material price increases onto our customers.

Operating expenses: excluding the impact of $1.3 million of one-time professional fees in 2007 the year on year increase in operating expenses was $1.3 million or 9%. The underlying 9% increase was less than the 34% sales growth as we continued to leverage the infrastructure of this business.

Active Chemicals

Net sales: the year on year increase of 4% was spread across the markets in which we operate as follows—the Americas (up 12%), EMEA (down 4%) and ASPAC (up 33%). This growth was due to the favorable impact of exchange rates (up 5 percentage points) and volume (up 2 percentage points) offset by price and product mix (down 3 percentage points).

•

Americas benefited from strong sales of fragrance and personal care products accounting for $1.4 million and $0.7 million of the growth, respectively. This was offset by a $0.4 million reduction in our custom manufacturing revenues primarily due to the slow down in the U.S. construction industry.

•	EMEA primarily benefited from strong polymer sales which increased $1.2 million year on year. This was more than offset by lower sales across the other four industry sectors.

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the embryonic stage of its development. Notwithstanding this, sales were driven higher by the strong performance in polymer and fragrance products consistent with our other geographical regions.

Gross margin: the year on year decline of 8.3 percentage points reflects price and product mix, primarily in respect of the greater proportion in 2008 of lower margin polymer sales, and the increased raw material costs suffered across all the markets in which we operate.

Operating expenses: the year on year decrease of 4% compares well to the 4% sales growth as we continued to leverage the infrastructure of this business.

Octane Additives

Net sales: net sales declined 27% despite volumes declining only 18%. This reflected a poorer sales mix despite moderate price increases in 2008. In both 2008 and 2007 sales were focused in the Middle East and Africa.

Gross margin: the year on year decline is 8.3 percentage points. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. The cessation of the TMAs and moderate price increases achieved in 2008 have favorably impacted gross margin and limited the adverse impact of the poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of $6.8 million of legal and other professional expenses accrued, relating to the SEC and DOJ’s investigation of the United Nations Oil for Food Program to be incurred in the remainder of 2008, the year on year increase in operating expenses was limited to $0.1 million or 4%.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash charge has declined by $0.5 million because, unlike the corresponding period in 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs increased $1.0 million primarily due to higher personnel-related costs.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2008	2007
United Kingdom site clearance	$0.3	$0.5
Relocation of our European Headquarters to the Ellesmere Port site	0.2	0.1
Reduction in Active Chemicals United Kingdom headcount	—	0.1

	$0.5	$0.7

Amortization of intangible assets: the amortization charge has declined by a net $1.0 million. Of this reduction $2.5 million is due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007. This reduction has been offset by the amortization expense of $1.4 million in respect of the Ethyl intangible asset effective April 1, 2007 and $0.1 million of sundry other amortization.

Impairment of Octane Additives business goodwill: the 2007 charge was higher than that recognized in 2008 primarily due to the higher operating income and associated cash flows in 2007. Since the end of the first quarter of 2007, we have updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we will no longer be sharing with Ethyl the profits from the sale of TEL outside North America.

Interest expense (net): the net interest charge decreased by $0.3 million in 2008 to $1.3 million. This was despite the fact that average net debt increased by approximately $10 million between the corresponding periods from $47 million to $57 million. This decrease primarily reflects the fact that U.S. base interest rates declined between the corresponding periods and a $0.1 million reduction in the deferred finance costs amortization charge.

Other net income/(expense): in 2008 other net income of $0.5 million related to foreign exchange gains. In 2007 other net income comprised $0.2 million of foreign exchange gains offset by $0.1 million of sundry other expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 37.6% in 2008 from 48.7% in 2007 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased moderately by 1 percentage point.

(in millions)	2008	2007
Income before income taxes	$11.7	$11.7
Add back Impairment of Octane Additives business goodwill	1.1	4.4

	$12.8	$16.1

Income taxes	$4.4	$5.7

Adjusted effective tax rate	34.4%	35.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first quarter of 2008 our working capital (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) declined by $14.0 million. The $1.9 million decline in accounts receivable and prepaid expenses was focused heavily in our Octane Additives business as it collected significant year end receivables thus offsetting increases in our Fuel Specialties and Active Chemicals growth businesses. The $5.3 million decline in inventories was focused in our Octane Additives and Fuel Specialties businesses with the former continuing to unwind its inventory position. During the first quarter of 2008 we accrued a further $6.8 million in respect of probable future legal and other professional expenses relating to the SEC and DOJ’s investigation of the United Nations Oil for Food Program. Our increased accounts payable and accrued liabilities reflect this accrual. Due to the uncertainties associated with the investigation and the potential for the imposition of disgorgements, penalties and fines in the future, we may make additional accruals in later quarters.

Cash

At March 31, 2008 and December 31, 2007 we had cash and cash equivalents of $14.1 million and $24.3 million, respectively.

Debt

At March 31, 2008 we had a finance facility which provides for borrowings by us of up to $155.0 million including a term loan of $55.0 million and revolving credit facility of $100.0 million. The revolving credit facility can be drawn down upon until the finance facility expires on June 12, 2009. The finance facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the finance facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to March 31, 2008 due to such ratio not being exceeded.

As of March 31, 2008, the Company had $59.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt profile as at March 31, 2008, including the finance facility, is set out below:

(in millions)
2008	$—
2009	59.0
2010	—
2011	—

$59.0
Current portion of long-term debt	—

Long-term debt, net of current portion	$59.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s exposure to market risk has been discussed in the Company’s 2007 Annual Report on Form 10-K, and there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

Oil for Food

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including its wholly owned indirect subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), a Swiss company, under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP. On October 10, 2007 and November 1, 2007 the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, relating to its use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws relating to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that involve certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigation. On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee respectively, all of whom were independent directors. The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, though his services have been retained in an independent capacity as a member of the committee. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigation. Counsel reports directly to the committee and assists in connection with interactions with the SEC and DOJ. On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company has given its commitment to continue to co-operate with the SEC and DOJ. While the outcome of this investigation is uncertain, a number of companies involved in the OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties that could be of similar magnitude. Any settlement of the SEC and DOJ inquiries relating to matters beyond the OFFP could require the Company to make significant additional disgorgements, penalty and fine payments. However at this time management is not able to predict with certainty the level of such fines and penalties. Because of the uncertainties associated with the ultimate outcome of this investigation and the costs to the Company of responding and participating in this on-going investigation, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we had accrued $3.7 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter. As part of its continuing commitment to co-operate with the SEC and DOJ and to respond to requests for documents, including the request for documents set out in the DOJ letter dated March 5, 2008, we have accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of probable future legal and other professional expenses and have provided no additional accruals in respect of this matter.

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

Information regarding risk factors appears in Item 1A of the Company’s 2007 Annual Report on Form 10-K, and there have been no significant changes since that time.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows purchases of equity securities by the issuer or affiliated purchasers during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward	—	—	—	$1.6 million
January 1—January 31	104,300	$14.93	104,300	$—
February 1—February 29	—	—	—	$—
March 3 additional approval	—	—	—	$8.0 million
March 1—March 31	293,800	$20.82	293,800	$1.9 million

Total	398,100	$19.28	398,100	$1.9 million

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

During January 2008 the Company re-purchased 104,300 shares at a cost of $1.6 million.

On March 3, 2008 the Company announced that the Board of Directors had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $8.0 million of common stock. This plan commenced on March 3, 2008 and completed on April, 29, 2008.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended March 31, 2008.

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

Date: May 7, 2008	By	/s/ PAUL W. JENNINGS
Paul W. Jennings
President and Chief Executive Officer

Date: May 7, 2008	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer