Form 10-Q
period 2008-06-30
INNOSPEC INC.
filed 2008-08-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2008
Common Stock, par value $0.01	23,595,331

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including, without limitation, all of the Company’s guidance for sales, gross margins, net income, growth potential and other measures of financial performance. Although such statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on forward-looking statements, which are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or gain or loss thereof, changes in the costs and availability of energy, raw materials, and other inputs, our ability to continue to achieve organic growth in our fuel specialties and active chemicals businesses, our ability to successfully integrate any acquisitions in our non-Octane Additives businesses, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and the SEC, DOJ and SFO investigations into the Company’s involvement in the United Nations Oil for Food Program, or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and those identified in the Company’s other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions except share and per share data)	2008	2007	2008	2007
Net sales (Note 2)	$145.3	$141.4	$314.0	$286.7
Cost of goods sold	(104.2)	(93.6)	(221.2)	(189.2)

Gross profit (Note 2)	41.1	47.8	92.8	97.5
Operating expenses
Selling, general and administrative	(29.1)	(24.4)	(60.9)	(49.5)
Research and development	(3.9)	(3.4)	(7.6)	(6.6)
Restructuring charge	(1.1)	(1.3)	(1.6)	(2.0)
Amortization of intangible assets (Note 4)	(2.0)	(4.6)	(4.1)	(7.7)
Impairment of Octane Additives business goodwill (Note 5)	(1.0)	(3.3)	(2.1)	(7.7)
Profit on disposal	0.4	—	0.4	—

	(36.7)	(37.0)	(75.9)	(73.5)

Operating income (Note 2)	4.4	10.8	16.9	24.0
Other net (expense)/income	(1.3)	1.5	(0.8)	1.6
Interest expense	(1.6)	(1.8)	(3.3)	(4.3)
Interest income	0.3	0.7	0.7	1.6

Income before income taxes	1.8	11.2	13.5	22.9
Income taxes (Note 6)	(1.0)	(4.4)	(5.4)	(10.1)

Net income	$0.8	$6.8	$8.1	$12.8

Earnings per share (Note 7):
Basic	$0.03	$0.28	$0.34	$0.54

Diluted	$0.03	$0.27	$0.33	$0.52

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,505	24,002	23,593	23,899

Diluted	24,130	24,875	24,225	24,846

Dividend declared per common share (Note 8):	$—	$—	$0.05	$0.045

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30 2008	December 31 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16.4	$24.3
Accounts receivable (less allowance of $2.3 and $2.0, respectively)	88.1	94.2
Inventories
Finished goods	103.4	100.4
Work in progress	11.9	12.6
Raw materials	32.2	19.6

Total inventories	147.5	132.6
Prepaid expenses	6.6	5.0
Prepaid income taxes	2.0	—

Total current assets	260.6	256.1
Property, plant and equipment	124.7	119.4
Less accumulated depreciation	(61.1)	(53.2)

Net property, plant and equipment	63.6	66.2
Goodwill—Octane Additives (Note 5)	10.6	12.7
Goodwill—Other (Note 5)	139.3	139.1
Intangible assets (Note 4)	37.9	41.9
Pension asset (Note 3)	37.4	34.8
Deferred finance costs	—	0.3

Total assets	$549.4	$551.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except per share data)	June 30 2008	December 31 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63.3	$50.9
Accrued liabilities	60.6	65.7
Accrued income taxes	—	6.9
Short-term borrowing (Note 9)	81.0	20.0
Current portion of plant closure provisions (Note 10)	5.2	4.4
Current portion of unrecognized tax benefits (Note 6)	8.5	12.6
Current portion of deferred income	0.1	0.1
Current portion of deferred income taxes	0.8	0.1

Total current liabilities	219.5	160.7
Long-term debt, net of current portion (Note 9)	—	61.0
Plant closure provisions, net of current portion (Note 10)	22.4	22.4
Unrecognized tax benefits, net of current portion (Note 6)	29.0	27.4
Deferred income taxes, net of current portion	4.7	7.3
Other non-current liabilities	0.2	—
Deferred income, net of current portion	0.8	0.8
Minority interest	0.1	—
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	280.7	280.6
Treasury stock (5,965,013 and 5,777,417 shares at cost, respectively)	(65.1)	(58.2)
Retained earnings	128.4	121.5
Accumulated other comprehensive income	(71.6)	(72.7)

Total stockholders’ equity	272.7	271.5

Total liabilities and stockholders’ equity	$549.4	$551.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2008	2007
Cash Flows from Operating Activities
Net income	$8.1	$12.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.6	14.7
Impairment of Octane Additives business goodwill (Note 5)	2.1	7.7
Deferred income taxes	(1.8)	(0.7)
(Profit)/loss on disposal of property, plant and equipment	(0.4)	—
Changes in working capital:
Accounts receivable and prepaid expenses	5.2	(8.8)
Inventories	(14.3)	(12.6)
Accounts payable and accrued liabilities	8.3	(6.6)
Excess tax benefit from stock based payment arrangements	(2.1)	—
Income taxes and other current liabilities	(9.0)	(2.0)
Movement on plant closure provisions	0.6	(0.3)
Movement on pension asset/(liability)	(2.6)	(0.9)
Stock option compensation charge	2.0	1.3
Movement on other non-current liabilities	(4.5)	—
Movement on deferred income	—	(2.4)

Net cash provided by operating activities	3.2	2.2
Cash Flows from Investing Activities
Capital expenditures	(4.3)	(4.9)
Proceeds on disposal of property, plant and equipment	1.3	—
Acquisition of intangible asset	—	(28.4)

Net cash (used in) investing activities	(3.0)	(33.3)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	16.0	(13.0)
Repayment of term loan	(20.0)	(15.0)
Receipt of short-term borrowing	4.0	—
Payments on capital leases	—	(0.1)
Dividends paid	(1.2)	(1.1)
Excess tax benefit from stock based payment arrangements	2.1	—
Issue of treasury stock	1.8	3.1
Repurchase of common stock	(10.5)	(10.0)

Net cash (used in) financing activities	(7.8)	(36.1)
Effect of exchange rate changes on cash	(0.3)	0.1

Net change in cash and cash equivalents	(7.9)	(67.1)
Cash and cash equivalents at beginning of period	24.3	101.9

Cash and cash equivalents at end of period	$16.4	$34.8

Amortization of deferred finance costs of $0.3m (2007—$0.6m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5
Net income	—	—	—	8.1	—	8.1
Dividend ($0.05 per share)	—	—	—	(1.2)	—	(1.2)
Derivatives (1)	—	—	—	—	(0.3)	(0.3)
Net CTA change (2)	—	—	—	—	1.4	1.4
Treasury stock re-issued	—	(0.4)	3.6	—	—	3.2
Treasury stock repurchased	—	—	(10.5)	—	—	(10.5)
Stock option compensation charge	—	0.5	—	—	—	0.5

Balance at June 30, 2008	$0.3	$280.7	$(65.1)	$128.4	$(71.6)	$272.7

(1)	Changes in unrealized gains/(losses) on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income for the period	$0.8	$6.8	$8.1	$12.8
Changes in cumulative translation adjustment	—	0.6	1.4	1.6
Unrealized gains/(losses) on derivative instruments, net of tax	0.5	0.1	(0.3)	—
Amortization of net actuarial losses, net of tax of $0.2 million and $0.3 million, respectively	—	0.3	—	0.7

Total comprehensive income	$1.3	$7.8	$9.2	$15.1

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

It is our opinion, however, that all material adjustments have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 25, 2008.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

NOTE 2—SEGMENTAL REPORTING

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business, although still profitable, is characterized by substantial declining demand.

On June 23, 2008 the Company announced a further streamlining of its business into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in the world. The Company will move to an integrated regional model and run its growth businesses as one streamlined business operating across three geographical regions—Americas, EMEA ( i.e. Europe, Middle East and Africa), and Asia-Pacific.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Net sales
Fuel Specialties	$94.3	$86.0	$208.9	$171.8
Active Chemicals	37.9	34.0	73.4	68.0
Octane Additives	13.1	21.4	31.7	46.9

	$145.3	$141.4	$314.0	$286.7

Gross profit
Fuel Specialties	$32.3	$29.0	$71.7	$58.9
Active Chemicals	2.0	5.8	6.8	13.2
Octane Additives	6.8	13.0	14.3	25.4

	$41.1	$47.8	$92.8	$97.5

Operating income
Fuel Specialties	$15.2	$14.4	$38.8	$28.7
Active Chemicals	(2.4)	1.0	(2.3)	3.6
Octane Additives	3.5	6.9	0.5	14.4
FAS 158/87 pension (charge)	(0.6)	(1.2)	(1.2)	(2.3)
Corporate costs	(9.6)	(5.7)	(15.6)	(10.7)

	6.1	15.4	20.2	33.7

Restructuring charge	(1.1)	(1.3)	(1.6)	(2.0)
Impairment of Octane Additives business goodwill	(1.0)	(3.3)	(2.1)	(7.7)
Profit on disposal	0.4	—	0.4	—

Total operating income	4.4	10.8	16.9	24.0
Other net (expense)/income	(1.3)	1.5	(0.8)	1.6
Interest expense	(1.6)	(1.8)	(3.3)	(4.3)
Interest income	0.3	0.7	0.7	1.6

Income before income taxes	$1.8	$11.2	$13.5	$22.9

Corporate costs for the three and six months ended June 30, 2008 include the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company is now not pursuing.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Depreciation
Fuel Specialties	$0.8	$0.5	$1.3	$1.0
Active Chemicals	1.4	0.7	2.6	2.1
Octane Additives	0.8	0.8	1.7	1.6
Corporate	0.8	0.9	1.6	1.7

Total	$3.8	$2.9	$7.2	$6.4

Amortization
Fuel Specialties	$0.6	$0.6	$1.2	$0.9
Active Chemicals	0.3	0.4	0.7	0.7
Octane Additives	1.1	3.6	2.2	6.1

	$2.0	$4.6	$4.1	$7.7

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Service cost	$(1.4)	$(1.3)	$(2.8)	$(2.6)
Interest cost on projected benefit obligation	(12.2)	(11.3)	(24.4)	(22.5)
Expected return on plan assets	13.0	11.9	26.0	23.8
Amortization of net actuarial losses	—	(0.5)	—	(1.0)

	$(0.6)	$(1.2)	$(1.2)	$(2.3)

At June 30, 2008, the Company has a pension asset of $37.4 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Six Months Ended June 30
(in millions)	2008	2007
Gross cost at January 1	$115.3	$86.9
Acquisitions	—	28.4

Gross cost at June 30	115.3	115.3

Accumulated amortization at January 1	(73.4)	(56.7)
Amortization charge	(4.1)	(7.7)
Exchange effect	0.1	0.1

Accumulated amortization at June 30	(77.4)	(64.3)

Net book amount at June 30	$37.9	$51.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements (“TMAs”) to market and sell tetra ethyl lead (“TEL”). The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value was attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $2.8 million was recognized in the first half year of 2008 (2007—$1.4 million).

Veritel

An intangible asset of $60.6 million was recognized in 2001, and amortized straight-line to December 31, 2007, in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. The asset was fully amortized as at December 31, 2007. No amortization was recognized in the first half year of 2008 (2007—$5.0 million).

Others

The remaining intangible assets of $26.3 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) and Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC). These assets are being amortized straight-line over periods of up to 13 years. An amortization charge of $1.3 million was recognized in the first half year of 2008 (2007—$1.3 million).

NOTE 5—GOODWILL

	Six Months Ended June 30
(in millions)	2008	2007
Gross cost at January 1	$449.9	$461.9
Impairment of Octane Additives business goodwill	(2.1)	(7.7)
Exchange effect	0.3	0.1

Gross cost at June 30	448.1	454.3

Accumulated amortization at January 1	(298.1)	(298.1)
Exchange effect	(0.1)	—

Accumulated amortization at June 30	(298.2)	(298.1)

Net book amount at June 30	$149.9	$156.2

Octane Additives	$10.6	$17.1
Other	139.3	139.1

	$149.9	$156.2

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2010.

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

On adoption of FIN 48 the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings. A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2008	$3.8	$36.2	$40.0
Additions for tax positions of prior periods	0.5	1.0	1.5
Settlements	(0.5)	(3.5)	(4.0)

Closing balance at June 30, 2008	3.8	33.7	37.5
Current	(1.6)	(6.9)	(8.5)

Non-current	$2.2	$26.8	$29.0

All of the $37.5 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at June 30, 2008, the Company’s subsidiaries in France and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at June 30, 2008.

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

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator (millions of dollars):
Net income available to common stockholders	$0.8	$6.8	$8.1	$12.8

Denominator (in thousands):
Weighted average common shares outstanding	23,505	24,002	23,593	23,899
Dilutive effect of stock options and awards	625	873	632	947

Denominator for diluted earnings per share	24,130	24,875	24,225	24,846

Net income per share, basic:	$0.03	$0.28	$0.34	$0.54

Net income per share, diluted:	$0.03	$0.27	$0.33	$0.52

In the three and six months ended June 30, 2008, respectively, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 28,366 and 44,484, respectively (2007—3,546 and 7,092, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At June 30, 2008, the Company had authorized common stock of 40,000,000 shares (December 31, 2007—40,000,000). Issued shares at June 30, 2008, were 29,554,500 (December 31, 2007—29,554,500) and treasury stock amounted to 5,965,013 shares (December 31, 2007—5,777,417).

On February 22, 2008 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 4, 2008 to stockholders of record as of March 14, 2008.

The Company has five stock option plans, four of which expired by their respective terms in May 2008 at the end of their 10 year life. The Company submitted new plans for stockholder approval to replace those that expired and requested approval to reserve common stock for issuance under each of those plans. Two of these plans provide for the grant of stock options to key employees and one provides for the grant of stock options to non-employee directors. The fourth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. Under the new plans vesting periods range from 27 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The fifth plan provides for the grant of stock options to key executives on a

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market. All four of the plans submitted for stockholder approval were approved at the Company’s Annual Meeting of Stockholders on May 6, 2008. The aggregate number of shares of common stock reserved for issuance which can be granted under all five plans is 1,790,000.

Under the rules of the plans which expired in May 2008 no further stock options will be granted and un-awarded shares of common stock previously allocated to these plans cannot be used for further grants. Stock options granted under the plans prior to the expiration date of the plan expire within 10 years of the date of grant.

The fair value of options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2008	2007
Dividend yield	0.5%	0.3%
Expected life	4 years	4 years
Volatility	50.1%	43.5%
Risk free interest rate	2.73%	4.47%

The following table summarizes the transactions of the Company’s stock option plans for the three and six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at April 1, 2008	1,203,362	$4.10
Grants—at discount	1,400	$—	$22.91
Exercised	(205,841)	$7.26
Forfeitures	(3,370)	$—
Expired	(231)	$8.22

Outstanding at June 30, 2008	995,320	$3.46

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2008	1,104,893	$3.56
Grants—at discount	174,847	$—	$14.29
Grants—at market value	64,472	$20.23	$7.77
Exercised	(344,291)	$5.22
Forfeitures	(4,370)	$—
Expired	(231)	$8.22

Outstanding at June 30, 2008	995,320	$3.46

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at June 30, 2008:

Range of Exercise Price	Number outstanding at June 30, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at June 30, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $5	753,595	7.21	$0.14	62,226	4.03	$1.73
$ 5 - $10	146,587	3.66	$5.22	93,495	3.02	$7.57
$10 - $15	2,300	5.87	$11.50	2,300	5.87	$11.50
$20 - $25	64,472	9.65	$20.23	—	—	$—
$25 - $30	28,366	8.65	$27.09	—	—	$—

	995,320			158,021

The aggregate intrinsic value of fully vested stock options is $0.4 million. Of the 158,021 stock options that are exercisable, 30,460 have performance conditions attached. The total compensation cost for the first half year of 2008 was $2.0 million (2007—$1.3 million). The total compensation cost related to nonvested stock options not yet recognized at June 30, 2008 is $9.3 million and this cost is expected to be recognized over the weighted-average period of 1.93 years.

We have not modified any stock option awards in 2008 or 2007. The total intrinsic value of options exercised in the first half year of 2008 was $1.3 million (2007—$1.7 million). The amount of cash received from the exercise of stock option awards in the first half year of 2008 was $1.8 million (2007—$3.1 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first half year of 2008 the new total fair value of shares vested was $1.2 million (2007—$1.1 million).

The total options vested in the first half year of 2008 were 259,248 (2007—341,844).

An additional long term incentive plan designed to reward selected executives for delivering exceptional performance was recommended by the Compensation Committee, working with its advisors, and approved by the Board of Directors. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the three years from January 2008 to December 2010. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan, of $12 million in respect of the current participants, will be payable for an out-performance versus the Russell 2000 Index of 30%. No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the three year period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A corresponding compensation charge and liability of $0.4 million was recognized in the first half year of 2008.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	June 30 2008	December 31 2007
Senior term loan	$55.0	$75.0
Revolving credit	22.0	6.0
Overdraft—unsecured	4.0	—

	81.0	81.0
Less current portion	(81.0)	(20.0)

	$—	$61.0

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. Of this term loan $10 million, $15 million and $20 million was repaid on July 31, 2006, January 31, 2007, and January 31, 2008, respectively. A final repayment of $55 million is due on June 12, 2009. An additional revolving credit facility was also agreed which will expire on June 12, 2009. This revolving credit facility was initially $67.1 million but was then increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. There was $77.0 million outstanding under this finance facility at June 30, 2008.

The finance facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the finance facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to June 30, 2008 due to such ratio not being exceeded.

Management believes that the Company has not breached these covenants throughout the period to June 30, 2008. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during the first half year of 2008 and 2007. Capital repayments were made during the first half year of 2008 and 2007 of $nil and $0.1 million, respectively.

The following table presents the projected annual maturities for the next four years after June 30, 2008:

(in millions)	Term loan	Revolving credit facility	Overdraft- unsecured	Total
2008	$—	$—	$4.0	$4.0
2009	55.0	22.0	—	77.0
2010	—	—	—	—
2011	—	—	—	—

	$55.0	$22.0	$4.0	$81.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to the Fuel Specialties and Active Chemicals businesses.

Movements in the provisions are summarized as follows:

	Q2 YTD 2008				Q2 YTD 2007 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$2.4	$0.6	$23.8	$26.8	$27.8
Charge for the period	0.9	0.7	1.2	2.8	3.1
Expenditure	(0.9)	(1.0)	(0.4)	(2.3)	(3.5)
Exchange effect	0.1	—	0.2	0.3	0.2

Total at June 30	2.5	0.3	24.8	27.6	27.6
Due within one year	(2.3)	(0.1)	(2.8)	(5.2)	(5.4)

Balance at June 30	$0.2	$0.2	$22.0	$22.4	$22.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.9 million was recognized in respect of a reduction in EMEA ($0.7 million) and Americas headcount ($0.2 million).

Other restructuring

The $0.7 million charge relates to United Kingdom site clearance ($0.3 million), U.S. site clearance ($0.2 million) and relocation of our European Headquarters to the Ellesmere Port site ($0.2 million).

Remediation

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in the first half year of 2008 was $1.2 million.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Oil for Food and related investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including those conducted by its wholly owned indirect Swiss subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP.

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws applicable to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigation.

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

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company and its officers and directors have given their commitment to continue to co-operate with the SEC and DOJ.

While the outcome of the OFFP investigation remains uncertain, a number of companies which have been the subject of OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties relating to the OFFP that could be of similar or greater magnitude.

Also, significant additional disgorgements, penalties and fines could result from the SEC’s and DOJ’s inquiries relating to matters beyond the scope of the OFFP as well. However at this time management is not able to reasonably estimate the aggregate amount of any such disgorgements, fines and penalties.

On May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following receipt of the SFO’s notice the Company has instructed counsel to advise and assist in relation to the investigation and the Company intends to co-operate with the SFO.

Because of the uncertainties associated with the ultimate outcome of these inquiries and the costs to the Company of responding and participating in these on-going investigations, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we had accrued $3.7 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter. As part of our continuing commitment to co-operate with the SEC and DOJ and to respond to requests for documents, including the request for documents set out in the DOJ letter dated March 5, 2008, we accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of probable future legal and other professional expenses and during the quarter ended June 30, 2008, the Company provided no additional accruals in respect of these matters. The provision for probable future legal and other professional fees and expenses amounts to $3.5 million at June 30, 2008. The Company will keep the amount of such provision under review.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2008, such contingent liabilities amounted to $6.3 million.

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

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2008, the Company adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. The Company chose not to implement this option accordingly the adoption of FAS 159 had no material impact on the Company’s financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and deferred tax asset valuation allowance and uncertain income tax positions. These policies, with the exception of contingencies discussed below, have been discussed in the Company’s 2007 Annual Report on Form 10-K.

Contingencies

The Company discloses information concerning contingent liabilities for which an unfavorable outcome is more than remote. The Company will record any loss related to contingent liabilities at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount the minimum amount of the range will be recorded. The Company records its legal and other related professional expenses within selling, general and administrative expenses as and when the associated course of action is committed to.

RESULTS OF OPERATIONS

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales
Fuel Specialties	$94.3	$86.0	$208.9	$171.8
Active Chemicals	37.9	34.0	73.4	68.0
Octane Additives	13.1	21.4	31.7	46.9

	$145.3	$141.4	$314.0	$286.7

Gross profit
Fuel Specialties	$32.3	$29.0	$71.7	$58.9
Active Chemicals	2.0	5.8	6.8	13.2
Octane Additives	6.8	13.0	14.3	25.4

	$41.1	$47.8	$92.8	$97.5

Operating income
Fuel Specialties	$15.2	$14.4	$38.8	$28.7
Active Chemicals	(2.4)	1.0	(2.3)	3.6
Octane Additives	3.5	6.9	0.5	14.4
FAS 158/87 pension (charge)	(0.6)	(1.2)	(1.2)	(2.3)
Corporate costs	(9.6)	(5.7)	(15.6)	(10.7)

	6.1	15.4	20.2	33.7
Restructuring charge	(1.1)	(1.3)	(1.6)	(2.0)
Impairment of Octane Additives business goodwill	(1.0)	(3.3)	(2.1)	(7.7)
Profit on disposal	0.4	—	0.4	—

Total operating income	4.4	10.8	16.9	24.0
Other net (expense)/income	(1.3)	1.5	(0.8)	1.6
Interest expense	(1.6)	(1.8)	(3.3)	(4.3)
Interest income	0.3	0.7	0.7	1.6

Income before income taxes	$1.8	$11.2	$13.5	$22.9

Three months to June 30, 2008:

(in millions except ratios)	2008	2007	Change
Net sales:
Fuel Specialties	$94.3	$86.0	$8.3	+10%
Active Chemicals	37.9	34.0	3.9	+11%
Octane Additives	13.1	21.4	(8.3)	-39%

	$145.3	$141.4	$3.9	+3%

Gross profit:
Fuel Specialties	$32.3	$29.0	$3.3	+11%
Active Chemicals	2.0	5.8	(3.8)	-66%
Octane Additives	6.8	13.0	(6.2)	-48%

	$41.1	$47.8	$(6.7)	-14%

Gross margin (%)
Fuel Specialties	34.3	33.7	+0.6
Active Chemicals	5.3	17.1	-11.8
Octane Additives	51.9	60.7	-8.8
Aggregate	28.3	33.8	-5.5

Operating expenses:
Fuel Specialties	$(16.5)	$(14.0)	$(2.5)	+18%
Active Chemicals	(4.1)	(4.4)	0.3	-7%
Octane Additives	(2.2)	(2.5)	0.3	-12%
FAS 158/87 pension charge	(0.6)	(1.2)	0.6	-50%
Corporate costs	(9.6)	(5.7)	(3.9)	+68%

	$(33.0)	$(27.8)	$(5.2)	+19%

Fuel Specialties

Net sales: the year on year increase of 10% was spread across the markets in which we operate as follows—the Americas (up 7%), EMEA (up 18%), ASPAC (up 10%) and Avtel (down 14%). This growth was due to price and product mix (up 7 percentage points) and the favorable impact of exchange rates (up 5 percentage points) offset by lower volume (down 2 percentage points).

•	Americas benefited from strong sales of refinery products. Growth was focused in a richer price and product mix (up 8 percentage points) offset by lower volume (down 1 percentage point).

•

Europe, Middle East and Africa (“EMEA”) primarily benefited from the favorable impact of exchange rates (up 13 percentage points) and to a lesser extent volume (up 5 percentage points) due to strong sales of detergent and refinery products.

•

Asia Pacific (“ASPAC”) benefited from strong sales of detergent products. Growth was again focused in price and product mix (up 15 percentage points) and to a lesser extent the favorable impact of exchange rates (up 2 percentage points) offset by lower volume (down 7 percentage points).

•

The TEL for use in aviation gasoline (“Avtel”) business decline was primarily due to volume (down 31 percentage points) offset by a richer sales mix (up 17 percentage points). The results in the corresponding period last year were positively impacted by the more favorable pricing allowed, and the volumes sold, under the Ethyl settlement.

Gross margin: the year on year increase of 0.6 percentage points was achieved despite the significant increase in raw material costs and the lower proportion of higher margin Avtel sales. This increase reflects the richer price and product mix and that we successfully passed raw material cost increases onto our customers.

Operating expenses: excluding the impact of $0.6 million of one-time professional fees in 2007 the year on year increase in operating expenses was $3.1 million or 23%. The underlying 23% increase was greater than the 10% sales growth primarily due to the adverse impact of the relative weakness of the U.S. dollar on our European Union euro denominated cost base and higher personnel-related costs. In addition, research and development expenses have been driven higher to support this expanding business increasing by $0.8 million or 33% between the corresponding periods.

Active Chemicals

Net sales: the year on year increase of 11% was spread across the markets in which we operate as follows—the Americas (up 1%), EMEA (up 17%) and ASPAC (up 33%). This growth was due to volume (up 6 percentage points) and the favorable impact of exchange rates (up 5 percentage points).

•	Americas benefited from higher volume (up 16 percentage point), due to strong sales of fragrance products, offset by a poorer price and product mix (down 15 percentage points).

•

EMEA benefited from a richer price and product mix (up 11 percentage points) and the favorable impact of exchange rates (up 10 percentage points) offset by lower volume (down 4 percentage points). Strong polymer sales were largely offset by lower sales across the other four industry sectors.

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the embryonic stage of its development. Notwithstanding this, sales benefited from higher volume (up 25 percentage points), the favorable impact of exchange rates (up 6 percentage points) and a richer price and product mix (up 2 percentage points). Sales were driven higher by the strong performance in polymer and fragrance products consistent with our other geographical regions.

Gross margin: the year on year decline of 11.8 percentage points reflects price and product mix, primarily in respect of the greater proportion in 2008 of lower margin polymer sales, and the increased raw material and energy costs suffered across all the markets in which we operate. In addition, gross margin was adversely impacted by lower utilization and manufacturing efficiencies in our U.S. plants.

Operating expenses: the year on year decrease in operating expenses was $0.3 million or 7%. This decrease was achieved despite the 11% sales growth primarily due to lower personnel-related costs.

Octane Additives

Net sales: net sales declined 39% despite volumes declining only 38%. This reflected a poorer sales mix despite moderate price increases in 2008. In both 2008 and 2007 sales were focused in the Middle East and Africa.

Gross margin: the year on year decline was 8.8 percentage points. Moderate price increases achieved in 2008 have favorably impacted gross margin and limited the adverse impact of the poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. In addition, following the settlement regarding the TEL sales and marketing agreements (“TMAs”) effective April 1, 2007, the gross margin in 2007 benefited from the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs being written off to cost of goods sold. This write off benefited gross margin by 8.9 percentage points.

Operating expenses: the year on year decrease in operating expenses was $0.3 million or 12% primarily in respect of general and administration costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash charge has declined by $0.6 million because, unlike the corresponding period in 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs increased $3.9 million due to the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company is now not pursuing.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2008	2007
Reduction in EMEA headcount	$0.7	$0.3
Reduction in Americas headcount	0.2	—
U.S. site clearance	0.2	—
United Kingdom site clearance	—	0.3
Additional payments in respect of the former CEO	—	0.3
Sundry other restructuring	—	0.4

	$1.1	$1.3

Amortization of intangible assets: the amortization charge has declined by a net $2.6 million. Of this reduction $2.5 million is due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007 and $0.1 million of sundry other amortization.

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

Profit on disposal: in May 2008 the Company recognized $0.4 million profit following the disposal of surplus U.S. real estate.

Interest expense (net): the net interest charge increased by $0.2 million in 2008 to $1.3 million. This increase was primarily due to the fact that average net debt increased by approximately $8 million between the corresponding periods from $61 million to $69 million. The net interest charge however benefited from the U.S. base interest rates declining between the corresponding periods and a $0.2 million reduction in the deferred finance costs amortization charge.

Other net income/(expense): in 2008 other net (expense) of $1.3 million related to net foreign exchange losses of $1.0 million and net sundry other expenses of $0.3 million. The losses relate to net losses on foreign currency forward contracts and on translation of net assets in our European business, primarily due to the relative weakness of the U.S. dollar against the European Union euro. In 2007 other net income comprised $1.8 million of net foreign exchange gains offset by $0.3 million of net sundry other expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 55.6% in 2008 from 39.3% in 2007 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has increased by 5.4 percentage points due to the origin of profits and the continued increased profitability of our U.S. based Fuel Specialties business which incurs the standard federal tax rate of 35% together with state taxes. The adjusted effective tax rate has also been adversely impacted by the current assumption that significant legal and other professional fees may not be tax deductible.

(in millions)	2008	2007
Income before income taxes	$1.8	$11.2
Add back Impairment of Octane Additives business goodwill	1.0	3.3

	$2.8	$14.5

Income taxes	$1.0	$4.4

Adjusted effective tax rate	35.7%	30.3%

Six months to June 30, 2007:

(in millions except ratios)	2008	2007	Change
Net sales:
Fuel Specialties	$208.9	$171.8	$37.1	+22%
Active Chemicals	73.4	68.0	5.4	+8%
Octane Additives	31.7	46.9	(15.2)	-32%

	$314.0	$286.7	$27.3	+10%

Gross profit:
Fuel Specialties	$71.7	$58.9	$12.8	+22%
Active Chemicals	6.8	13.2	(6.4)	-48%
Octane Additives	14.3	25.4	(11.1)	-44%

	$92.8	$97.5	$(4.7)	-5%

Gross margin (%)
Fuel Specialties	34.3	34.3	—
Active Chemicals	9.3	19.4	-10.1
Octane Additives	45.1	54.2	-9.1
Aggregate	29.6	34.0	-4.4

Operating expenses:
Fuel Specialties	$(31.8)	$(29.3)	$(2.5)	+9%
Active Chemicals	(8.4)	(8.9)	0.5	-6%
Octane Additives	(11.5)	(4.9)	(6.6)	+135%
FAS 158/87 pension charge	(1.2)	(2.3)	1.1	-48%
Corporate costs	(15.6)	(10.7)	(4.9)	+46%

	$(68.5)	$(56.1)	$(12.4)	+22%

Fuel Specialties

Net sales: the year on year increase of 22% was spread across the markets in which we operate as follows—the Americas (up 19%), EMEA (up 25%), ASPAC (up 28%) and Avtel (up 7%). This growth was due to volume (up 10 percentage points), price and product mix (up 7 percentage points) and the favorable impact of exchange rates (up 5 percentage points). This business is continuing to demonstrate its ability to leverage increased volume and improved pricing across its various markets.

•	Americas benefited from strong sales of detergent and refinery products. Growth was focused in volume (up 14 percentage points) and a richer price and product mix (up 5 percentage points).

•	EMEA primarily benefited from the favorable impact of exchange rates (up 13 percentage points) and higher volume (up 12 percentage points) due to strong sales of detergent and refinery products.

•

ASPAC benefited from strong sales of detergent, refinery and marine products. Growth was focused in price and product mix (up 24 percentage points) and to a lesser extent the favorable impact of exchange rates (up 2 percentage points) and higher volume (up 2 percentage points).

•

The Avtel business growth was primarily due to a richer sales mix (up 16 percentage points) offset by lower volume (down 9 percentage points). The results in the corresponding period last year were positively impacted by the more favorable pricing allowed, and the volumes sold, under the Ethyl settlement.

Gross margin: the year on year gross margin was unchanged despite the significant increase in raw material costs and the lower proportion of higher margin Avtel sales. This increase reflects the richer price and product mix and that we successfully passed raw material cost increases onto our customers.

Operating expenses: excluding the impact of $1.9 million of one-time professional fees in 2007 the year on year increase in operating expenses was $4.4 million or 16%. The underlying 16% increase was less than the 22% sales growth as we continued to leverage the infrastructure of this business. This was achieved despite the adverse impact of the relative weakness of the U.S. dollar on our European Union euro denominated cost base and higher personnel-related costs. In addition, research and development expenses have been driven higher to support this expanding business increasing by $1.2 million or 24% between the corresponding periods.

Active Chemicals

Net sales: the year on year increase of 8% was spread across the markets in which we operate as follows—the Americas (up 6%), EMEA (up 6%) and ASPAC (up 33%). This growth was due to volume (up 7 percentage points) and the favorable impact of exchange rates (up 5 percentage points) offset by price and product mix (down 4 percentage points).

•

Americas benefited from higher volume (up 16 percentage point), due to strong sales of fragrance and personal care products, offset by a poorer price and product mix (down 10 percentage points). Custom manufacturing revenues declined primarily due to the slow down in the U.S. construction industry.

•

EMEA primarily benefited from the favorable impact of exchange rates (up 9 percentage points) and a richer price and product mix (up 1 percentage point) offset by lower volume (down 4 percentage points). Strong polymer sales were largely offset by lower sales across the other four industry sectors.

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the embryonic stage of its development. Notwithstanding this, sales benefited from higher volume (up 45 percentage points), the favorable impact of exchange rates (up 6 percentage points) offset by a poorer price and product mix (down 18 percentage points). Sales were driven higher by the strong performance in polymer and fragrance products consistent with our other geographical regions.

Gross margin: the year on year decline of 10.1 percentage points reflects price and product mix, primarily in respect of the greater proportion in 2008 of lower margin polymer sales, and the increased raw material and energy costs suffered across all the markets in which we operate. In addition, gross margin was adversely impacted by lower utilization and manufacturing efficiencies in our U.S. plants.

Operating expenses: the year on year decrease in operating expenses was $0.5 million or 6%. This decrease was achieved despite the 8% sales growth primarily due to lower personnel-related costs.

Octane Additives

Net sales: net sales declined 32% despite volumes declining only 27%. This reflected a poorer sales mix despite moderate price increases in 2008. In both 2008 and 2007 sales were focused in the Middle East and Africa.

Gross margin: the year on year decline was 9.1 percentage points. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. The cessation of the TMAs and moderate price increases achieved in 2008 have favorably impacted gross margin and limited the adverse impact of the poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. In addition, following the settlement regarding the TMAs effective April 1, 2007, the gross margin in 2007 benefited from the $1.9 million unamortized balance at March 31, 2007 of the Ethyl prepayment for services to be provided under the TMAs being written off to cost of goods sold. This write off benefited gross margin by 4.1 percentage points.

Operating expenses: excluding the impact of $6.8 million of legal and other professional expenses accrued, relating to the SEC and DOJ’s investigation of the United Nations Oil for Food Program to be incurred in the remainder of 2008, the year on year decrease in operating expenses was $0.2 million or 4% primarily in respect of general and administration costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash charge has declined by $1.1 million because, unlike the corresponding period in 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs increased $4.9 million due to higher personnel-related costs and the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company is now not pursuing.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2008	2007
Reduction in EMEA headcount	$0.7	$0.4
United Kingdom site clearance	0.3	0.8
Reduction in Americas headcount	0.2	—
U.S. site clearance	0.2	—
Relocation of our European Headquarters to the Ellesmere Port site	0.2	0.1
Additional payments in respect of the former CEO	—	0.3
Sundry other restructuring	—	0.4

	$1.6	$2.0

Amortization of intangible assets: the amortization charge has declined by a net $3.6 million. Of this reduction $5.0 million is due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007. This reduction has been offset by the amortization expense of $1.4 million in respect of the Ethyl intangible asset effective April 1, 2007.

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

Profit on disposal: in May 2008 the Company recognized $0.4 million profit following the disposal of surplus U.S. real estate.

Interest expense (net): the net interest charge decreased by $0.1 million in 2008 to $2.6 million. This was despite the fact that average net debt increased by approximately $9 million between the corresponding periods from $54 million to $63 million. This decrease primarily reflects the fact that U.S. base interest rates declined between the corresponding periods and a $0.3 million reduction in the deferred finance costs amortization charge.

Other net income/(expense): in 2008 other net (expense) of $0.8 million related to net foreign exchange losses of $0.5 million and net sundry other expenses of $0.3 million. The losses relate to net losses on foreign currency forward contracts and on translation of net assets in our European business, primarily due to the relative weakness of the U.S. dollar against the European Union euro. In 2007 other net income comprised $2.0 million of net foreign exchange gains offset by $0.4 million of net sundry other expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 40.0% in 2008 from 44.1% in 2007 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has increased by 1.6 percentage points due to the origin of profits and the continued increased profitability of our U.S. based Fuel Specialties business which incurs the standard federal tax rate of 35% together with state taxes. The adjusted effective tax rate has also been adversely impacted by the current assumption that significant legal and other professional fees may not be tax deductible.

(in millions)	2008	2007
Income before income taxes	$13.5	$22.9
Add back Impairment of Octane Additives business goodwill	2.1	7.7

	$15.6	$30.6

Income taxes	$5.4	$10.1

Adjusted effective tax rate	34.6%	33.0%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first half year of 2008 our working capital (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) increased by $3.1 million. The $4.5 million decline in accounts receivable and prepaid expenses was focused heavily in our Octane Additives business as it collected significant year end receivables. The $14.9 million increase in inventories was focused in our growth Fuel Specialties business following the decision to build certain product inventories of strategic importance. During the first half year of 2008 we accrued a further $6.8 million in respect of probable future legal and other professional expenses relating to the SEC and DOJ’s investigation of the United Nations Oil for Food Program (“OFFP”). Our increased accounts payable and accrued liabilities reflect this accrual. Due to the uncertainties associated with the OFFP and related investigations and the potential for the imposition of disgorgements, penalties and fines in the future, we may make additional accruals in later quarters.

Cash

At June 30, 2008 and December 31, 2007 we had cash and cash equivalents of $16.4 million and $24.3 million, respectively.

Debt

At June 30, 2008 we had a finance facility which provides for borrowings by us of up to $155.0 million including a term loan of $55.0 million and revolving credit facility of $100.0 million. The revolving credit facility can be drawn down upon until the finance facility expires on June 12, 2009. The finance facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the finance facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to June 30, 2008 due to such ratio not being exceeded.

As of June 30, 2008, the Company had $77.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt profile as at June 30, 2008, including the finance facility, is set out below:

(in millions)
2008	$4.0
2009	77.0
2010	—
2011	—

81.0
Current portion of long-term debt	(81.0)

Long-term debt, net of current portion	$—

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world, though the largest manufacturing facility is located in the United Kingdom. The Company sells a range of specialty chemicals to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the Exchange Act”)).

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

Oil for Food and related investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with transactions conducted by the Company, including those conducted by its wholly owned indirect Swiss subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP.

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating notably to the OFFP but also relating to transactions conducted by the Company or its subsidiaries with state owned or controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments made to secure business with foreign governmental entities. In a co-ordinated investigation, the Company has also been contacted by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws in the areas contained in the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws applicable to U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigation.

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

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company and its officers and directors have given their commitment to continue to co-operate with the SEC and DOJ.

While the outcome of the OFFP investigation remains uncertain, a number of companies which have been the subject of OFFP investigations have been required to disgorge profits and pay civil fines and penalties up to $30 million. As a result of information discovered in the course of the investigation, we expect that we will be required to disgorge profits and pay fines and penalties relating to the OFFP that could be of similar or greater magnitude.

Also, significant additional disgorgements, penalties and fines could result from the SEC’s and DOJ’s inquiries relating to matters beyond the scope of the OFFP as well. However at this time management is not able to reasonably estimate the aggregate amount of any such disgorgements, fines and penalties.

On May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed counsel to advise and assist in relation to the investigation and the Company intends to co-operate with the SFO.

Because of the uncertainties associated with the ultimate outcome of these inquiries and the costs to the Company of responding and participating in these on-going investigations, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we had accrued $3.7 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter. As part of our continuing commitment to co-operate with the SEC and DOJ and to respond to requests for documents, including the request for documents set out in the DOJ letter dated March 5, 2008, we accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of probable future legal and other professional expenses and during the quarter ended June 30, 2008, the Company provided no additional accruals in respect of these matters. The provision for probable future legal and other professional fees and expenses amounts to $3.5 million at June 30, 2008. The Company will keep the amount of such provision under review.

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

Information regarding risk factors appears in Item 1A of the Company’s 2007 Annual Report on Form 10-K, and there have been no material changes in the risk factors facing the Company since that time.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows purchases of equity securities by the issuer or affiliated purchasers during the quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Carried forward				$1.9 million
April 1—April 30	85,992	$21.89	85,992	$—
May 1—May 31	—	—	—	$—
June 1—June 30	—	—	—	$—

Total	85,992	$21.89	85,992	$—

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

The Annual Meeting of Stockholders of the Company was held on May 6, 2008 (the “2008 Annual Meeting”). The following matters were submitted to a vote of the stockholders at the 2008 Annual Meeting and received the number of votes indicated for, against or withheld as well as the number of abstentions and broker non-votes as to each matter:

(i)	Election of the following directors of the Company to serve until the 2011 Annual Meeting:

	Votes For	Votes Withheld
Peter Fearn	22,033,079	315,062
Joachim Roeser	22,135,184	212,957

(ii)	Re-election of the following director of the Company to serve until the 2011 Annual Meeting:

	Votes For	Votes Withheld
Hugh G. C. Aldous	21,777,100	571,041

(iii)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstentions
21,757,151	573,249	17,741

(iv)	Adoption of the following stock option plans:

Plan	Votes For	Votes Against	Abstentions	Broker Non-Votes
The Innospec Inc. Performance Related Stock Option Plan 2008	15,378,466	4,642,394	24,398	2,302,883
The Innospec Inc. Company Share Option Plan 2008	10,522,116	9,493,330	29,812	2,302,883
The Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008	16,065,541	3,939,404	40,313	2,302,883
The Innospec Inc. Sharesave Plan 2008	14,940,994	5,068,697	35,567	2,302,883

There were no broker non-votes with respect to the election of directors, re-election of director or ratification of the Company’s independent registered public accounting firm.

In addition to the Directors elected at the Annual Meeting of Stockholders, the terms of office of James M.C. Puckridge, Paul W. Jennings, Martin M. Hale and Dr. Robert E. Bew on the Board of Directors continue from the date of the Annual Meeting until the expiration of their respective terms.

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

Date: August 7, 2008	By	/s/ PAUL W. JENNINGS
Paul W. Jennings
President and Chief Executive Officer

Date: August 7, 2008	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer