Form 10-Q
period 2008-09-30
INNOSPEC INC.
filed 2008-11-13
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2008
Common Stock, par value $0.01	23,598,116

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will or may occur in the future, including, without limitation, all of the Company’s guidance for sales, gross margins, net income, growth potential and other measures of financial performance. Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or the gain or loss thereof, changes in the costs and availability of energy, raw materials, and other inputs, our ability to continue to achieve organic growth in our fuel specialties and active chemicals businesses, our ability to successfully integrate any acquisitions in our non-Octane Additives businesses, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in the Company’s activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and the Securities and Exchange Commission (“SEC”), U.S. Department of Justice and United Kingdom Serious Fraud Office investigations into the Company’s involvement in the United Nations Oil for Food Program, or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and other reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions except share and per share data)	2008	2007	2008	2007
Net sales (Note 2)	$158.5	$143.0	$472.5	$429.7
Cost of goods sold	(115.1)	(97.4)	(336.3)	(286.6)

Gross profit (Note 2)	43.4	45.6	136.2	143.1
Operating expenses
Selling, general and administrative	(31.7)	(23.8)	(92.6)	(73.3)
Research and development	(3.5)	(3.3)	(11.1)	(9.9)
Restructuring charge	(0.3)	(0.9)	(1.9)	(2.9)
Amortization of intangible assets (Note 4)	(2.1)	(4.6)	(6.2)	(12.3)
Impairment of Octane Additives business goodwill (Note 5)	(1.1)	(2.4)	(3.2)	(10.1)
Profit on disposal	—	—	0.4	—

	(38.7)	(35.0)	(114.6)	(108.5)

Operating income (Note 2)	4.7	10.6	21.6	34.6
Other net (expense)/income	(5.0)	1.4	(5.8)	3.0
Interest expense	(1.6)	(2.7)	(4.9)	(7.0)
Interest income	0.2	0.4	0.9	2.0

(Loss)/income before income taxes and minority interest	(1.7)	9.7	11.8	32.6
Minority interest	—	(0.1)	—	(0.1)

(Loss)/income before income taxes	(1.7)	9.6	11.8	32.5
Income taxes (Note 6)	1.1	(4.0)	(4.3)	(14.1)

Net (loss)/income	$(0.6)	$5.6	$7.5	$18.4

(Loss)/earnings per share (Note 7):
Basic	$(0.03)	$0.23	$0.32	$0.77

Diluted	$(0.03)	$0.23	$0.31	$0.74

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,596	24,007	23,594	23,935

Diluted	23,596	24,646	24,211	24,803

Dividend declared per common share (Note 8):	$0.05	$0.045	$0.10	$0.09

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30 2008	December 31 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15.2	$24.3
Accounts receivable (less allowance of $2.6 and $2.0, respectively)	90.6	94.2
Inventories
Finished goods	107.0	100.4
Work in progress	10.9	12.6
Raw materials	34.4	19.6

Total inventories	152.3	132.6
Prepaid expenses	4.8	5.0
Prepaid income taxes	9.1	—

Total current assets	272.0	256.1
Property, plant and equipment	118.3	119.4
Less accumulated depreciation	(60.8)	(53.2)

Net property, plant and equipment	57.5	66.2
Goodwill—Octane Additives (Note 5)	9.5	12.7
Goodwill—Other (Note 5)	139.2	139.1
Intangible assets (Note 4)	29.4	41.9
Pension asset (Note 3)	38.2	34.8
Deferred finance costs	0.4	0.3

Total assets	$546.2	$551.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except per share data)	September 30 2008	December 31 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable Dividend payable	$54.6 1.2	$50.9 —
Accrued liabilities	57.8	65.7
Accrued income taxes	—	6.9
Short-term borrowing (Note 9)	92.0	20.0
Current portion of plant closure provisions (Note 10)	4.6	4.4
Current portion of unrecognized tax benefits (Note 6)	8.7	12.6
Current portion of deferred income	0.1	0.1
Current portion of deferred income taxes	0.7	0.1

Total current liabilities	219.7	160.7
Long-term debt, net of current portion (Note 9)	—	61.0
Plant closure provisions, net of current portion (Note 10)	21.9	22.4
Unrecognized tax benefits, net of current portion (Note 6)	31.2	27.4
Deferred income taxes, net of current portion	4.3	7.3
Other non-current liabilities	0.1	—
Deferred income, net of current portion	0.8	0.8
Minority interest	0.1	—
Commitments and contingencies (Note 11)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	280.5	280.6
Treasury stock (5,956,384 and 5,777,417 shares at cost, respectively)	(64.9)	(58.2)
Retained earnings	126.6	121.5
Accumulated other comprehensive income	(74.4)	(72.7)

Total stockholders’ equity	268.1	271.5

Total liabilities and stockholders’ equity	$546.2	$551.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2008	2007
Cash Flows from Operating Activities
Net income	$7.5	$18.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.1	23.0
Impairment of Octane Additives business goodwill (Note 5)	3.2	10.1
Deferred income taxes	(2.3)	(0.2)
(Profit)/loss on disposal of property, plant and equipment	(0.4)	—
Non-cash intangible asset other adjustments	6.3	—
Changes in working capital:
Accounts receivable and prepaid expenses	2.8	(4.9)
Inventories	(21.5)	(17.2)
Accounts payable and accrued liabilities	0.7	(0.8)
Excess tax benefit from stock based payment arrangements	(3.3)	—
Income taxes and other current liabilities	(15.9)	(3.8)
Movement on plant closure provisions	(0.3)	—
Movement on pension asset/(liability)	(3.8)	(1.8)
Stock option compensation charge	3.1	1.7
Movement on other non-current liabilities	(3.5)	0.1
Movement on deferred income	—	(2.3)

Net cash (used in)/provided by operating activities	(9.3)	22.3
Cash Flows from Investing Activities
Capital expenditures	(6.8)	(8.6)
Proceeds on disposal of property, plant and equipment	1.3	—
Acquisition of intangible asset	—	(28.4)

Net cash (used in) investing activities	(5.5)	(37.0)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	31.0	(30.0)
Repayment of term loan	(20.0)	(15.0)
Payments on capital leases	—	(0.1)
Refinancing costs	(0.4)	—
Dividend paid	(1.2)	(1.1)
Excess tax benefit from stock based payment arrangements	3.3	—
Issue of treasury stock	1.9	3.9
Repurchase of common stock	(10.5)	(17.4)

Net cash provided by/(used in) financing activities	4.1	(59.7)
Effect of exchange rate changes on cash	1.6	0.8

Net change in cash and cash equivalents	(9.1)	(73.6)
Cash and cash equivalents at beginning of period	24.3	101.9

Cash and cash equivalents at end of period	$15.2	$28.3

Amortization of deferred finance costs of $0.3m (2007—$0.9m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5
Net income	—	—	—	7.5	—	7.5
Dividend ($0.10 per share)	—	—	—	(2.4)	—	(2.4)
Derivatives (1)	—	—	—	—	4.9	4.9
Net CTA change (2)	—	—	—	—	(6.6)	(6.6)
Treasury stock re-issued	—	(0.4)	3.8	—	—	3.4
Treasury stock repurchased	—	—	(10.5)	—	—	(10.5)
Stock option compensation charge	—	0.3	—	—	—	0.3

Balance at September 30, 2008	$0.3	$280.5	$(64.9)	$126.6	$(74.4)	$268.1

(1)	Changes in unrealized gains/(losses) on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Net (loss)/income for the period	$(0.6)	$5.6	$7.5	$18.4
Changes in cumulative translation adjustment	(8.0)	2.3	(6.6)	3.9
Unrealized gains/(losses) on derivative instruments, net of tax	5.2	(0.2)	4.9	(0.2)
Amortization of net actuarial losses, net of tax of $0.2 million and $0.5 million, respectively	—	0.3	—	1.0

Total comprehensive (loss)/income	$(3.4)	$8.0	$5.8	$23.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows. Certain revisions have been made to prior year components of cash flows from financing activities in the consolidated statements of cash flows to conform to current year classifications. This change in presentation did not result in a change to net cash provided by/(used in) financing activities.

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

NOTE 2—SEGMENTAL REPORTING

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are different. The Octane Additives business, although still profitable, is characterized by substantial declining demand.

On June 23, 2008 the Company announced a further streamlining of its business into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in the world. The Company is moving to an integrated regional model running its growth businesses as one streamlined business operating across three geographical regions—Americas, EMEA ( i.e. Europe, Middle East and Africa), and Asia-Pacific (i.e. ASPAC).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Net sales
Fuel Specialties	$114.2	$93.8	$323.1	$265.6
Active Chemicals	37.0	33.0	110.4	101.0
Octane Additives	7.3	16.2	39.0	63.1

	$158.5	$143.0	$472.5	$429.7

Gross profit
Fuel Specialties	$35.6	$31.5	$107.3	$90.4
Active Chemicals	4.1	5.9	10.9	19.1
Octane Additives	3.7	8.2	18.0	33.6

	$43.4	$45.6	$136.2	$143.1

Operating income
Fuel Specialties	$19.2	$16.3	$58.0	$45.0
Active Chemicals	(0.3)	1.5	(2.6)	5.1
Octane Additives	(7.3)	2.3	(6.8)	16.7
FAS 158/87 pension (charge)	(0.6)	(1.1)	(1.8)	(3.4)
Corporate costs	(4.9)	(5.1)	(20.5)	(15.8)

	6.1	13.9	26.3	47.6

Restructuring charge	(0.3)	(0.9)	(1.9)	(2.9)
Impairment of Octane Additives business goodwill	(1.1)	(2.4)	(3.2)	(10.1)
Profit on disposal	—	—	0.4	—

Total operating income	4.7	10.6	21.6	34.6
Other net (expense)/income	(5.0)	1.4	(5.8)	3.0
Interest expense	(1.6)	(2.7)	(4.9)	(7.0)
Interest income	0.2	0.4	0.9	2.0

(Loss)/income before income taxes and minority interest	$(1.7)	$9.7	$11.8	$32.6

Corporate costs for the nine months ended September 30, 2008 include the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company is now not pursuing.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Depreciation
Fuel Specialties	$1.0	$0.5	$2.3	$1.5
Active Chemicals	1.1	1.3	3.7	3.4
Octane Additives	1.3	0.8	3.0	2.4
Corporate	1.0	0.8	2.6	2.5

	$4.4	$3.4	$11.6	$9.8

Amortization
Fuel Specialties	$0.5	$0.6	$1.7	$1.5
Active Chemicals	0.4	0.3	1.1	1.0
Octane Additives	1.2	3.7	3.4	9.8

	$2.1	$4.6	$6.2	$12.3

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its current and former United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Service cost	$(1.4)	$(1.4)	$(4.2)	$(4.0)
Interest cost on projected benefit obligation	(12.2)	(11.5)	(36.6)	(34.0)
Expected return on plan assets	13.0	12.3	39.0	36.1
Amortization of net actuarial losses	—	(0.5)	—	(1.5)

	$(0.6)	$(1.1)	$(1.8)	$(3.4)

At September 30, 2008, the Company has a pension asset of $38.2 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Nine Months Ended September 30
(in millions)	2008	2007
Gross cost at January 1	$115.3	$86.9
Acquisitions	—	28.4
Other adjustments	(6.3)	—

Gross cost at September 30	109.0	115.3

Accumulated amortization at January 1	(73.4)	(56.7)
Amortization charge	(6.2)	(12.3)
Exchange effect	—	0.1

Accumulated amortization at September 30	(79.6)	(68.9)

Net book amount at September 30	$29.4	$46.4

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other adjustments comprise $6.3 million of contract related provisions no longer deemed necessary which have been offset against the cost of the related intangible asset.

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements (“TMAs”) to market and sell tetra ethyl lead (“TEL”). The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value was attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $4.2 million was recognized in the first nine months of 2008 (2007—$2.8 million).

Veritel

An intangible asset of $60.6 million was recognized in 2001, and amortized straight-line to December 31, 2007, in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. The asset was fully amortized as at December 31, 2007. No amortization was recognized in the first nine months of 2008 (2007—$7.5 million).

Others

The remaining intangible assets of $26.3 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) and Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC). These assets are being amortized straight-line over periods of up to 13 years. An amortization charge of $2.0 million was recognized in the first nine months of 2008 (2007—$2.0 million).

NOTE 5—GOODWILL

	Nine Months Ended September 30
(in millions)	2008	2007
Gross cost at January 1	$449.9	$461.9
Impairment of Octane Additives business goodwill	(3.2)	(10.1)
Exchange effect	0.4	0.2

Gross cost at September 30	447.1	452.0

Accumulated amortization at January 1	(298.1)	(298.1)
Exchange effect	(0.3)	—

Accumulated amortization at September 30	(298.4)	(298.1)

Net book amount at September 30	$148.7	$153.9

Octane Additives	$9.5	$14.7
Other	139.2	139.2

	$148.7	$153.9

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

On adoption of FIN 48, the Company recognized an increase in its liability for unrecognized tax benefits of $3.1 million which was accounted for as an adjustment to opening retained earnings. A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2008	$3.8	$36.2	$40.0
Additions for tax positions of prior periods	0.7	3.2	3.9
Settlements	(0.5)	(3.5)	(4.0)

Closing balance at September 30, 2008	4.0	35.9	39.9
Current	(1.7)	(7.0)	(8.7)

Non-current	$2.3	$28.9	$31.2

All of the $39.9 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at September 30, 2008, the Company’s subsidiaries in France and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at September 30, 2008.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s subsidiaries in other major tax jurisdictions are open to examination including France (2005 onwards), Germany (2002 onwards), Switzerland (2005 onwards) and the United Kingdom (2002 onwards). We are currently under examination in various foreign jurisdictions.

NOTE 7—(LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator (millions of dollars):
Net (loss)/ income available to common stockholders	$(0.6)	$5.6	$7.5	$18.4

Denominator (in thousands):
Weighted average common shares outstanding	23,596	24,007	23,594	23,935
Dilutive effect of stock options and awards	—	639	617	868

Denominator for diluted (loss)/earnings per share	23,596	24,646	24,211	24,803

Net (loss)/income per share, basic:	$(0.03)	$0.23	$0.32	$0.77

Net (loss)/income per share, diluted:	$(0.03)	$0.23	$0.31	$0.74

In the three and nine months ended September 30, 2008, respectively, the average number of anti-dilutive options excluded from the calculation of diluted (loss)/earnings per share were 92,588 and 60,519, respectively (2007—28,366 and 14,183, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At September 30, 2008, the Company had authorized common stock of 40,000,000 shares (December 31, 2007—40,000,000). Issued shares at September 30, 2008, were 29,554,500 (December 31, 2007—29,554,500) and treasury stock amounted to 5,956,384 shares (December 31, 2007—5,777,417).

On February 22, 2008 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 4, 2008 to stockholders of record as of March 14, 2008.

On August 14, 2008, the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on October 6, 2008 to stockholders of record as of September 1, 2008.

The Company has five stock option plans, four of which expired by their respective terms in May 2008 at the end of their 10 year life. The Company submitted new plans for stockholder approval to replace those that expired and requested approval to reserve common stock for issuance under each of those plans. Two of these plans provide for the grant of stock options to key employees and one provides for the grant of stock options to non-employee directors. The fourth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. Under the new plans vesting periods range from 27 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value or at a premium or discount. The fifth plan provides for the grant of stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market. All four of the plans submitted for stockholder approval were approved at the Company’s Annual Meeting of Stockholders on May 6, 2008. The aggregate number of shares of common stock reserved for issuance which can be granted under all five plans is 1,790,000.

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2008	2007
Dividend yield	0.8%	0.3%
Expected life	4 years	4 years
Volatility	54.9%	43.5%
Risk free interest rate	2.28%	4.47%

The following table summarizes the transactions of the Company’s stock option plans for the three and nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 1, 2008	995,320	$3.46
Grants—at discount	4,076	$—	$21.62
Grants—at market value	2,000	$22.08	$8.96
Exercised	(5,539)	$8.90
Forfeitures	(9,990)	$—
Expired	(600)	$22.57

Outstanding at September 30, 2008	985,267	$3.48

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2008	1,104,893	$3.56
Grants—at discount	178,923	$—	$14.46
Grants—at market value	66,472	$20.29	$7.81
Exercised	(349,830)	$5.28
Forfeitures	(14,360)	$—
Expired	(831)	$18.58

Outstanding at September 30, 2008	985,267	$3.48

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at September 30, 2008:

Range of Exercise Price	Number outstanding at September 30, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at September 30, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $5	747,581	6.97	$0.14	64,226	3.85	$1.68
$ 5 - $10	141,048	4.35	$8.42	91,296	2.70	$7.57
$10 - $15	2,300	5.62	$11.50	2,300	5.62	$11.50
$20 - $25	66,472	9.40	$20.29	—	—	$—
$25 - $30	27,866	8.40	$27.09	—	—	$—

	985,267			157,822

The aggregate intrinsic value of fully vested stock options is $0.4 million. Of the 157,822 stock options that are exercisable, 30,460 have performance conditions attached. The total compensation cost for the first nine months of 2008 was $3.1 million (2007—$1.7 million). The total compensation cost related to nonvested stock options not yet recognized at September 30, 2008 is $7.2 million and this cost is expected to be recognized over the weighted-average period of 2.38 years.

We have not modified any stock option awards in 2008 or 2007. The total intrinsic value of options exercised in the first nine months of 2008 was $1.3 million (2007—$1.8 million). The amount of cash received from the exercise of stock option awards in the first nine months of 2008 was $1.9 million (2007—$3.9 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first nine months of 2008 the new total fair value of shares vested was $1.2 million (2007—$2.2 million).

The total options vested in the first nine months of 2008 were 264,588 (2007—351,844).

An additional long term incentive plan designed to reward selected executives for delivering exceptional performance was recommended by the Compensation Committee, working with its advisors, and approved by the Board of Directors. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the three years from January 2008 to December 2010. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan, of $12 million in respect of the current participants, will be payable for an out-performance versus the Russell 2000 Index of 30%. No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the three year period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A corresponding compensation charge and liability of $0.4 million was recognized in the first nine months of 2008.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	September 30 2008	December 31 2007
Senior term loan	$55.0	$75.0
Revolving credit	37.0	6.0

	92.0	81.0
Less current portion	(92.0)	(20.0)

	$—	$61.0

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years. Of this term loan $10 million, $15 million and $20 million was repaid on July 31, 2006, January 31, 2007, and January 31, 2008, respectively. A final repayment of $55 million is due on June 12, 2009. An additional revolving credit facility was also agreed which will expire on June 12, 2009. This revolving credit facility was initially $67.1 million but was then increased by $32.9 million to $100 million on June 12, 2006 when The Royal Bank of Scotland PLC and National Australia Bank Limited joined the syndicate of lending banks. There was $92.0 million outstanding under this finance facility at September 30, 2008.

The finance facility contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the finance facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to September 30, 2008 due to such ratio not being exceeded.

Management believes that the Company has not breached these covenants throughout the period to September 30, 2008. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

No assets held under capital leases were capitalized during the first nine months of 2008 and 2007. Capital repayments were made during the first nine months of 2008 and 2007 of $nil and $0.1 million, respectively.

The following table presents the projected annual maturities for the next four years after September 30, 2008:

(in millions)	Term loan	Revolving credit facility	Total
2008	$—	$—	$—
2009	55.0	37.0	92.0
2010	—	—	—
2011	—	—	—

	$55.0	$37.0	$92.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to need to refinance some of the existing debt before the end of this current finance facility. The Company has commenced discussions, in the fourth quarter of 2008, with its current syndicate of lending banks regarding a new finance facility. Due to the recent disruptions in the credit and global financial markets the availability of funds may be limited and we, and third parties with whom we do business, may incur increased costs associated with securing financing. Should the Company be unable to secure financing on satisfactory terms this may adversely impact continuing operations.

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to the Fuel Specialties and Active Chemicals businesses.

Movements in the provisions are summarized as follows:

	Q3 YTD 2008				Q3 YTD 2007 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$2.4	$0.6	$23.8	$26.8	$27.8
Charge for the period	0.7	1.2	1.8	3.7	4.8
Expenditure	(1.5)	(1.6)	(1.0)	(4.1)	(4.8)
Exchange effect	—	—	0.1	0.1	0.3

Total at September 30	1.6	0.2	24.7	26.5	28.1
Due within one year	(1.5)	(0.1)	(3.0)	(4.6)	(5.5)

Balance at September 30	$0.1	$0.1	$21.7	$21.9	$22.6

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.7 million was recognized in respect of a reduction in EMEA ($0.5 million) and Americas headcount ($0.2 million).

Other restructuring

The $1.2 million charge relates to United Kingdom site clearance ($0.6 million), U.S. site clearance ($0.3 million) and relocation of our European Headquarters to the Ellesmere Port site ($0.3 million).

Remediation

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in the first nine months of 2008 was $1.8 million.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

Oil for Food Program and related investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with certain transactions conducted by or involving the Company, including those conducted by its wholly owned indirect Swiss subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP.

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating primarily to the OFFP, but also relating to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the Foreign Corrupt Practices Act and other U.S. laws. In a co-ordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws within the scope of matters covered by the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws applicable to U.S. and international tetra-ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations.

On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee, all of whom were independent directors. The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, though his services have been retained in an independent capacity as a member of the committee. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. Counsel reports directly to the committee and assists in connection with communications and interactions with the SEC and DOJ.

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company and its officers and directors intend to continue to co-operate with the SEC and DOJ.

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into contracts

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed counsel to advise and assist in relation to the investigation and the Company intends to co-operate with the SFO. On October 16, 2008, the Company was notified that the scope of the SFO’s investigation would extend to matters relating to overseas agents that are already the subject of the DOJ and SEC investigations.

While the outcome of the OFFP investigations remains uncertain, a number of companies which have been the subject of OFFP investigations have been required to disgorge profits and pay civil fines and penalties, including up to $30 million in respect of investigations by U.S. regulators. As a result of information discovered in the course of the investigations, we expect that we will be required to disgorge profits and pay fines and penalties relating to the OFFP that could be of similar or greater magnitude.

Also, significant additional disgorgements, penalties and fines could result from the SEC, DOJ and SFO’s investigations relating to matters beyond just the OFFP. However, at this time, management is not able to reasonably estimate the aggregate amount of any such disgorgements, fines and penalties.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we had accrued $3.7 million in respect of probable future legal and other professional expenses and provided no additional accruals in respect of this matter. As part of our continuing commitment to co-operate with the SEC and DOJ and to respond to requests for documents, including the request for documents set out in the DOJ letter dated March 5, 2008, we accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of probable future legal and other professional expenses. During the quarter ended June 30, 2008, the Company provided no additional accruals in respect of these matters.

Working with the committee of the Board of Directors, counsel to the Company and its other professional advisors, the Company has kept the amount of such provision under review. During the quarter ended September 30, 2008 the Company has accrued an additional $8.7 million in respect of probable legal and other professional fees and expenses. This additional accrual of $8.7 million has been made on the basis of the Company’s current best estimate of anticipated probable legal and other professional fees and expenses. However, should the underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The provision for probable future legal and other professional fees and expenses amounts to $8.6 million at September 30, 2008. The Company will keep the amount of such provision under review.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2008, such contingent liabilities amounted to $5.9 million.

INNOSPEC INC. AND SUBSIDIARIES

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($6.4 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTE 12—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for the Company as of January 1, 2009. The Company does not believe that the adoption of FSP FAS 142-3 will have a material impact on its financial statements.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. This statement is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact that the adoption of FAS 161 will have on its financial statements.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for the Company as of January 1, 2009. The Company does not believe that the adoption of FAS 160 will have a material impact on its financial statements.

In December 2007, the FASB issued FAS 141R, Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning January 1, 2009, and will change the accounting for business combinations on a prospective basis.

Effective January 1, 2008 the Company partially adopted FAS 157, Fair Value Measurements in respect of our pension plan assets and derivative instruments and this had no material impact on the Company’s financial statements. The fair values of our pension plan assets and derivative instruments are valued based on quoted

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). As permitted under FAS 157, the Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Effective January 1, 2008, the Company adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. The Company chose not to implement this option, accordingly the adoption of FAS 159 had no material impact on the Company’s financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

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

As discussed in Note 11 to the Unaudited Interim Consolidated Financial Statements, and Item 1 within Part II Other Information, the Company is subject to Securities and Exchange Commission, U.S. Department of Justice and United Kingdom Serious Fraud Office investigations into its involvement in the United Nations Oil for Food Program. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities.

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Net sales
Fuel Specialties	$114.2	$93.8	$323.1	$265.6
Active Chemicals	37.0	33.0	110.4	101.0
Octane Additives	7.3	16.2	39.0	63.1

	$158.5	$143.0	$472.5	$429.7

Gross profit
Fuel Specialties	$35.6	$31.5	$107.3	$90.4
Active Chemicals	4.1	5.9	10.9	19.1
Octane Additives	3.7	8.2	18.0	33.6

	$43.4	$45.6	$136.2	$143.1

Operating income
Fuel Specialties	$19.2	$16.3	$58.0	$45.0
Active Chemicals	(0.3)	1.5	(2.6)	5.1
Octane Additives	(7.3)	2.3	(6.8)	16.7
FAS 158/87 pension (charge)	(0.6)	(1.1)	(1.8)	(3.4)
Corporate costs	(4.9)	(5.1)	(20.5)	(15.8)

	6.1	13.9	26.3	47.6
Restructuring charge	(0.3)	(0.9)	(1.9)	(2.9)
Impairment of Octane Additives business goodwill	(1.1)	(2.4)	(3.2)	(10.1)
Profit on disposal	—	—	0.4	—

Total operating income	4.7	10.6	21.6	34.6
Other net (expense)/income	(5.0)	1.4	(5.8)	3.0
Interest expense	(1.6)	(2.7)	(4.9)	(7.0)
Interest income	0.2	0.4	0.9	2.0

(Loss)/income before income taxes and minority interest	$(1.7)	$9.7	$11.8	$32.6

Three months to September 30, 2008:

(in millions except ratios)	2008	2007	Change
Net sales:
Fuel Specialties	$114.2	$93.8	$20.4	+22%
Active Chemicals	37.0	33.0	4.0	+12%
Octane Additives	7.3	16.2	(8.9)	-55%

	$158.5	$143.0	$15.5	+11%

Gross profit:
Fuel Specialties	$35.6	$31.5	$4.1	+13%
Active Chemicals	4.1	5.9	(1.8)	-31%
Octane Additives	3.7	8.2	(4.5)	-55%

	$43.4	$45.6	$(2.2)	-5%

Gross margin (%)
Fuel Specialties	31.2	33.6	-2.4
Active Chemicals	11.1	17.9	-6.8
Octane Additives	50.7	50.6	+0.1
Aggregate	27.4	31.9	-4.5

Operating expenses:
Fuel Specialties	$(15.7)	$(14.6)	$(1.1)	+8%
Active Chemicals	(4.1)	(4.0)	(0.1)	+3%
Octane Additives	(9.9)	(2.3)	(7.6)	+330%
FAS 158/87 pension charge	(0.6)	(1.1)	0.5	-45%
Corporate costs	(4.9)	(5.1)	0.2	-4%

	$(35.2)	$(27.1)	$(8.1)	+30%

Fuel Specialties

Net sales: the year on year increase of 22% was spread across the markets in which we operate as follows—the Americas (up 15%), Europe, Middle East and Africa (“EMEA”) (up 39%), Asia Pacific (“ASPAC”) (up 8%) and TEL for use in aviation gasoline (“Avtel”) (up 4%). This growth was due to higher volumes (up 13 percentage points), price and product mix (up 7 percentage points) and the favorable impact of exchange rates (up 2 percentage points).

•	Americas benefited from a richer price and product mix (up 12 percentage points), as we passed some raw material cost increases onto our customers, and higher volume (up 3 percentage points).

•

EMEA benefited from strong sales of heating, performance and refinery products. Growth was focused in volume (up 19 percentage points), the favorable impact of exchange rates (up 15 percentage points) and to a lesser extent price and product mix (up 5 percentage points).

•

The relatively smaller ASPAC business benefited from greater sales of lower value products resulting in increased volumes (up 43 percentage points) offset by unfavorable price and product mix (down 35 percentage points).

•	The strong Avtel business performance was primarily due to a richer sales mix (up 11 percentage points) offset by lower volume (down 7 percentage points).

Gross margin: the year on year decrease of 2.4 percentage points reflects the lower proportion of higher margin Avtel sales and the significant increase in raw material and energy costs.

Operating expenses: the year on year increase in operating expenses was $1.1 million or 8%. This increase was considerably less than the 22% sales growth as we continued to leverage the infrastructure of this business and benefited from the recent relative strength of the U.S. dollar on our European Union euro denominated cost base. In addition, research and development expenses have been driven higher to support this expanding business increasing by $0.3 million or 12% between the corresponding periods.

Active Chemicals

Net sales: the year on year increase of 12% was spread across the markets in which we operate as follows—the Americas (up 10%), EMEA (up 9%) and ASPAC (up 52%). This growth was due to volume (up 8 percentage points), the favorable impact of exchange rates (up 3 percentage points) and price and product mix (up 1 percentage point).

•	The Americas benefited from higher volumes (up 7 percentage points) of fragrance and personal care products and a richer price and product mix (up 3 percentage points).

•	EMEA also benefited from higher volumes (up 4 percentage points) of fragrance and personal products and the favorable impact of exchange rates (up 5 percentage points).

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the early stage of its development. Notwithstanding this, sales benefited from higher volumes (up 51 percentage points) of fragrance, personal care and polymers products. The favorable impact of exchange rates (up 5 percentage points) was marginally greater than the poorer price and product mix (down 4 percentage points).

Gross margin: the year on year decline of 6.8 percentage points reflects the significant increase in raw material and energy costs suffered across all the markets in which we operate. In addition, gross margin was adversely impacted by lower utilization in our United Kingdom and U.S. plants.

Operating expenses: the year on year increase on operating expenses was $0.1 million or 3%. This increase was considerably less than the 12% sales growth as we continued to leverage the infrastructure of this business.

Octane Additives

Net sales: net sales declined 55% despite volumes declining only 49%. This reflected a poorer sales mix despite moderate price increases in 2008. In both 2008 and 2007 sales were focused in the Middle East and Africa.

Gross margin: the year on year increase in gross margin was 0.1 percentage points. Moderate price increases achieved in 2008 have favorably impacted gross margin and limited the adverse impact of the poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of $8.7 million of legal and other professional expenses accrued, relating to the SEC and DOJ’s investigations of the United Nations Oil for Food Program, the year on year decrease in operating expenses was $1.1 million or 48% primarily in respect of reduced selling, general and administration costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash charge has declined by $0.5 million because, unlike the corresponding period in 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs decreased by $0.2m due to the favorable impact of the relative strength of the U.S. dollar on our predominantly British pound sterling cost base.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2008	2007
United Kingdom site clearance	$0.3	$0.3
Relocation of our European Headquarters to the Ellesmere Port site	0.1	0.6
U.S. site clearance	0.1	—
Release of over accrual in respect of reduction in EMEA headcount	(0.2)	—

	$0.3	$0.9

Amortization of intangible assets: the amortization charge has declined by a net $2.5 million from $4.6 million to $2.1 million. The reduction is due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007.

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

Interest expense (net): the net interest charge decreased by $0.9 million in 2008 to $1.4 million. This decrease was primarily due to the fact that average net debt decreased by approximately $8 million between the corresponding periods from $88 million to $80 million. The net interest charge also benefited from the U.S. base interest rates declining between the corresponding periods and a $0.3 million reduction in the deferred finance costs amortization charge.

Other net income/(expense): in 2008 other net (expense) of $5.0 million related to net foreign exchange losses on foreign currency forward contracts and on translation of net assets in our European business. In 2007 other net income comprised $1.5 million of net foreign exchange gains offset by $0.1 million of net sundry other expenses.

Income taxes: the effective rate of tax for the quarter is (64.7)%, compared to 41.7% in 2007, including the revised assumption in the quarter that significant legal and other professional expenses may be tax deductible.

Nine months to September 30, 2008:

(in millions except ratios)	2008	2007	Change
Net sales:
Fuel Specialties	$323.1	$265.6	$57.5	+22%
Active Chemicals	110.4	101.0	9.4	+9%
Octane Additives	39.0	63.1	(24.1)	-38%

	$472.5	$429.7	$42.8	+10%

Gross profit:
Fuel Specialties	$107.3	$90.4	$16.9	+19%
Active Chemicals	10.9	19.1	(8.2)	-43%
Octane Additives	18.0	33.6	(15.6)	-46%

	$136.2	$143.1	$(6.9)	-5%

Gross margin (%)
Fuel Specialties	33.2	34.0	-0.8
Active Chemicals	9.9	18.9	-9.0
Octane Additives	46.2	53.2	-7.0
Aggregate	28.8	33.3	-4.5

Operating expenses:
Fuel Specialties	$(47.5)	$(43.9)	$(3.6)	+8%
Active Chemicals	(12.5)	(12.9)	0.4	-3%
Octane Additives	(21.4)	(7.2)	(14.2)	+197%
FAS 158/87 pension charge	(1.8)	(3.4)	1.6	-47%
Corporate costs	(20.5)	(15.8)	(4.7)	+30%

	$(103.7)	$(83.2)	$(20.5)	+25%

Fuel Specialties

Net sales: the year on year increase of 22% was spread across the markets in which we operate as follows— the Americas (up 18%), EMEA (up 30%), ASPAC (up 21%) and Avtel (up 6%). This growth was due to volume (up 11 percentage points), price and product mix (up 7 percentage points) and the favorable impact of exchange rates (up 4 percentage points).

•	Americas benefited from strong sales of refinery products. Growth was focused in volume (up 11 percentage points) and a richer price and product mix (up 7 percentage points).

•

EMEA benefited from strong sales of heating, performance and refinery products. Growth was focused in volume (up 15 percentage points), the favorable impact of exchange rates (up 10 percentage points) and to a lesser extent price and product mix (up 5 percentage points).

•

ASPAC benefited from strong sales of detergent, refinery and marine products. Growth was focused in volume (up 17 percentage points), price and product mix (up 3 percentage points) and to a lesser extent the favorable impact of exchange rates (up 1 percentage point).

•

The Avtel business growth was primarily due to a richer sales mix (up 14 percentage points) offset by lower volume (down 8 percentage points). The results in the corresponding period last year were positively impacted by the more favorable pricing allowed, and the volumes sold, under the Ethyl settlement.

Gross margin: the year on year decrease of 0.8 percentage points reflects the lower proportion of higher margin Avtel sales and the significant increase in raw material and energy costs.

Operating expenses: excluding the impact of $1.9 million of one-time professional fees in 2007 the year on year increase in operating expenses was $5.5 million or 13%. The underlying 13% increase was less than the 22% sales growth as we continued to leverage the infrastructure of this business. This was achieved despite the adverse impact of, until recently, the relative weakness of the U.S. dollar on our European Union euro denominated cost base and higher personnel-related costs. In addition, research and development expenses have been driven higher to support this expanding business increasing by $1.5 million or 20% between the corresponding periods.

Active Chemicals

Net sales: the year on year increase of 9% was spread across the markets we operate as follows—the Americas (up 7%), EMEA (up 7%) and ASPAC (up 39%). This growth was due to volume (up 7 percentage points) and the favorable impact of exchange rates (up 4 percentage points) offset by price and product mix (down 2 percentage points).

•	The Americas benefited from higher volume (up 12 percentage points), due to strong sales of fragrance and personal care products, offset by a poorer price and product mix (down 5 percentage points).

•

EMEA benefited primarily from the favorable impact of exchange rates (up 8 percentage points) and a richer price and product mix (up 1 percentage point) offset by lower volume (down 2 percentage points). Strong personal care and polymer product sales were offset by lower household, industrial and institutional product sales.

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the early stage of its development. Notwithstanding this, sales benefited from higher volumes (up 47 percentage points) of fragrance, personal care and polymers products. The favorable impact of exchange rates (up 6 percentage points) was more than offset by the poorer price and product mix (down 14 percentage points).

Gross margin: the year on year decline of 9.0 percentage points reflects price and product mix, primarily in respect of the greater proportion in 2008 of lower margin polymer sales, and the significant increase in raw material and energy costs suffered across all the markets in which we operate. In addition, gross margin was adversely impacted by lower utilization and manufacturing efficiencies in our U.S. and United Kingdom plants.

Operating expenses: the year on year decrease in operating expenses was $0.4 million or 3%. This decrease was achieved despite the 9% sales growth primarily due to lower personnel-related costs.

Octane Additives

Net sales: net sales declined 38% despite volumes declining only 33%. This reflected a poorer sales mix despite moderate price increases in 2008. In both 2008 and 2007 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin was 7.0 percentage points. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. The cessation of the TMAs and moderate price increases achieved in 2008 have favorably impacted gross margin and limited the adverse impact of the poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of $15.5 million of legal and other professional expenses, relating to the SEC and DOJ’s investigations of the United Nations Oil for Food Program, the year on year decrease in operating expenses was $1.3 million or 18% primarily in respect of reduced general and administration costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash charge has declined by $1.6 million because, unlike the corresponding period in 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs increased $4.7 million due to higher personnel-related costs and the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company is now not pursuing.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2008	2007
United Kingdom site clearance	$0.6	$1.1
Reduction in EMEA headcount	0.5	0.4
Relocation of our European Headquarters to the Ellesmere Port site	0.3	0.7
U.S. site clearance	0.3	—
Reduction in Americas headcount	0.2	—
Additional payments in respect of the former CEO	—	0.3
Sundry other restructuring	—	0.4

	$1.9	$2.9

Amortization of intangible assets: the amortization charge has declined by a net $6.1 million from $12.3 million to $6.2 million. Of this reduction $7.5 million is due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007. This reduction has been offset by the amortization expense of $1.4 million in respect of the Ethyl intangible asset effective April 1, 2007.

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

Interest expense (net): the net interest charge decreased by $1.0 million in 2008 to $4.0 million. This was despite the fact that average net debt increased by approximately $6 million between the corresponding periods from $63 million to $69 million. This decrease primarily reflects the fact that U.S. base interest rates declined between the corresponding periods and a $0.6 million reduction in the deferred finance costs amortization charge.

Other net income/(expense): in 2008 other net (expense) of $5.8 million related to net foreign exchange losses of $5.5 million and net sundry other expenses of $0.3 million. The losses relate to net losses on foreign currency forward contracts and on translation of net assets in our European business. In 2007 other net income comprised $3.6 million of net foreign exchange gains offset by $0.6 million of net sundry other expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 36.4% in 2008 from 43.4% in 2007 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased by 4.4 percentage points due to the positive impact of taxable profits in different geographical locations.

(in millions)	2008	2007
Income before income taxes	$11.8	$32.5
Add back Impairment of Octane Additives business goodwill	3.2	10.1

	$15.0	$42.6

Income taxes	$4.3	$14.1

Adjusted effective tax rate	28.7%	33.1%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first nine months of 2008 our working capital (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) increased by $20.1 million. The $3.8 million decline in accounts receivable and prepaid expenses was focused heavily in our Octane Additives business as it collected significant year end receivables. The $19.7 million increase in inventories was focused in our growth Fuel Specialties business following the decision to build certain product inventories of strategic importance. In the third quarter of 2008 we accrued a further $8.7 million in respect of probable future legal and other professional expenses relating to the SEC and DOJ’s investigations of the United Nations Oil for Food Program (“OFFP”). Our accounts payable and accrued liabilities reflect these accruals. Due to the uncertainties associated with the OFFP and related investigations and the potential for imposition of disgorgements, penalties and fines in the future, we may make additional accruals in future quarters.

Cash

At September 30, 2008 and December 31, 2007 we had cash and cash equivalents of $15.2 million and $24.3 million respectively

Debt

At September 30, 2008 we had a finance facility which provides for borrowings by us of up to $155.0 million including a term loan of $55.0 million and revolving credit facility of $100.0 million. The revolving credit facility can be drawn down upon until the finance facility expires on June 12, 2009. The finance facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITA. EBITDA and EBITA are non U.S. GAAP measures of liquidity defined in the finance facility. In the event that the ratio of net debt to EBITDA exceeds 2.0 then in addition to these covenants, the finance facility also requires a “look forward” test and an additional financial covenant ratio in the form of net operating cash flow before finance costs to scheduled debt amortization and interest costs. This “look forward” test was not applicable to the Company throughout the period to September 30, 2008 due to such ratio not being exceeded.

As of September 30, 2008, the Company had $92.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt profile as at September 30, 2008, including the finance facility, is set out below:

(in millions)
2008	$—
2009	92.0
2010	—
2011	—

92.0
Current portion of long-term debt	(92.0)

Long-term debt, net of current portion	$—

The Company expects to need to refinance some of the existing debt before the end of this current finance facility. The Company has commenced discussions, in the fourth quarter of 2008, with its current syndicate of lending banks regarding a new finance facility. Due to the recent disruptions in the credit and global financial markets the availability of funds may be limited and we, and third parties with whom we do business, may incur increased costs associated with securing financing. Should the Company be unable to secure financing on satisfactory terms this may adversely impact continuing operations.

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

The Company’s exposure to market risk has been discussed in the Company’s 2007 Annual Report on Form 10-K and, other than those matters discussed in Part II, Item 1A below, there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

Oil for Food Program and related investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with certain transactions conducted by or involving the Company, including those conducted by its wholly owned indirect Swiss subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), under the United Nations Oil for Food Program (“OFFP”) between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP.

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating primarily to the OFFP, but also relating to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the Foreign Corrupt Practices Act and other U.S. laws. In a co-ordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations of relevant laws within the scope of matters covered by the SEC subpoenas as well as additional preliminary inquiries regarding compliance with anti-trust laws applicable to U.S. and international tetra-ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations.

On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee, all of whom were independent directors. The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, though his services have been retained in an independent capacity as a member of the committee. Counsel to the Company, providing assistance to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. Counsel reports directly to the committee and assists in connection with communications and interactions with the SEC and DOJ.

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company and its officers and directors intend to continue to co-operate with the SEC and DOJ.

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed counsel to advise and assist in relation to the investigation and the Company intends to co-operate with the SFO. On October 16, 2008, the Company was notified that the scope of the SFO’s investigation would extend to matters relating to overseas agents that are already the subject of the DOJ and SEC investigations.

While the outcome of the OFFP investigations remains uncertain, a number of companies which have been the subject of OFFP investigations have been required to disgorge profits and pay civil fines and penalties, including up to $30 million in respect of investigations by U.S. regulators. As a result of information discovered in the course of the investigations, we expect that we will be required to disgorge profits and pay fines and penalties relating to the OFFP that could be of similar or greater magnitude.

Also, significant additional disgorgements, penalties and fines could result from the SEC, DOJ and SFO’s investigations relating to matters beyond just the OFFP. However, at this time, management is not able to reasonably estimate the aggregate amount of any such disgorgements, fines and penalties.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities. At December 31, 2007 we had accrued $3.7 million in respect of probable future legal and other professional expenses and provided no additional accruals in respect of this matter. As part of our continuing commitment to co-operate with the SEC and DOJ and to respond to requests for documents, including the request for documents set out in the DOJ letter dated March 5, 2008, we accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of probable future legal and other professional expenses. During the quarter ended June 30, 2008, the Company provided no additional accruals in respect of these matters.

Working with the committee of the Board of Directors, counsel to the Company and its other professional advisors, the Company has kept the amount of such provision under review. During the quarter ended September 30, 2008 the Company has accrued an additional $8.7 million in respect of probable legal and other professional fees and expenses. This additional accrual of $8.7 million has been made on the basis of the Company’s current best estimate of anticipated probable legal and other professional fees and expenses. However, should the underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The provision for probable future legal and other professional fees and expenses amounts to $8.6 million at September 30, 2008. The Company will keep the amount of such provision under review.

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

Information regarding risk factors appears in Item 1A of the Company’s 2007 Annual Report on Form 10-K, and there have been no material changes in the risk factors facing the Company since that time except as discussed below.

Recent disruptions in the credit markets, and concerns about global economic growth, have had a significant adverse impact on global financial markets and contributed to a decline in our stock price and corresponding market capitalization. Almost fifty per cent of the Company’s common stock is held by three stockholders. A decision by any of these stockholders to sell all or a significant part of its stockholding in the Company as a consequence of current economic conditions or otherwise could result in a significant decline in the Company’s stock price.

Credit agreements

On December 13, 2005 the Company entered into an agreement with a syndicate of banks for a new term loan of $100 million repayable over three and one half years which will expire on June 12, 2009. An additional revolving credit facility of $100 million was also agreed which will expire on June 12, 2009. There was $92.0 million outstanding under this finance facility at September 30, 2008.

The Company expects to need to refinance some of the existing debt before the end of this current finance facility. The Company has commenced discussions, in the fourth quarter of 2008, with its current syndicate of lending banks regarding a new finance facility. Due to the recent disruptions in the credit and global financial markets the availability of funds may be limited and we, and third parties with whom we do business, may incur increased costs associated with securing financing. Should the Company be unable to secure financing on satisfactory terms this may adversely impact continuing operations.

Pensions

The Company’s principal pension arrangement is a contributory defined benefit pension plan (“the Plan”) in the United Kingdom though it does also have other much smaller pension arrangements in the United Kingdom and overseas. The Company accounts for the Plan in accordance with FAS 87, Employers’ Accounting for Pensions, FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. At December 31, 2007 the underlying plan asset value and projected benefit obligation were $889.1 million and $854.3 million, respectively, resulting in a surplus of $34.8 million.

Movements in the underlying plan asset value and projected benefit obligation are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. We develop these assumptions after considering advice from a major global actuarial consulting firm. A change in any one of these assumptions could impact the plan asset value, projected benefit obligation and pension cost recognized in the income statement. Further information on the Plan is provided in Note 6 of the Notes to the Consolidated Financial Statements and Item 7 of the Company’s 2007 Annual Report on Form 10-K.

Due to the significant adverse impact on global financial markets the value of Plan assets have declined. In addition, the factors used to develop the discount rate assumption have fluctuated in a manner which would result in a significant increase in the discount rate from that used at the end of 2007. Unless the financial markets recover significantly during the fourth quarter of 2008, these changes in Plan asset values and assumptions will affect our pension calculations as at December 31, 2008, and may adversely impact future cash contributions required to be made by the Company and pension cost recognized in the income statement in 2009.

We currently do not however intend to modify the provisions of the Plan or investment strategy for the Plan assets. The pension obligation is long-term in nature as is the investment philosophy pursued.

Counterparty creditworthiness

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

The Company remains subject to market and credit risks including the ability of counterparties to meet their contractual obligations and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Due to the recent disruptions in the credit and global financial markets the ability of counterparties to meet their contractual obligations may be reduced.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) No purchases of equity securities by the issuer or affiliated purchasers were made during the quarter.

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

The Company was initially unable to file this quarterly report on Form 10-Q because of its review with its independent registered public accounting firm, PricewaterhouseCoopers LLP, of the accounting treatment of contract related provisions of $6.3 million, or $4.5 million after income taxes. The Company had previously announced net income of $3.9 million for the quarter ended September 30, 2008 based on the reversal of those contract related provisions and their inclusion in net income. On completion of the review those contract related provisions of $6.3 million have now been excluded from net income, and offset against the cost of intangible assets, resulting in a net loss of $0.6 million for the quarter ended September 30, 2008.

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

Date: November 13, 2008	By	/s/ PAUL W. JENNINGS
Paul W. Jennings
President and Chief Executive Officer

Date: November 13, 2008	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer