Form 10-K
period 2008-12-31
INNOSPEC INC.
filed 2009-02-20
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b – 2 of the Exchange Act.

Large accelerated filer
Accelerated filer	X
Non-accelerated filer
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes
No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2008) was approximately $234 million, based on the closing price of the common shares on the NASDAQ Stock Market on June 30, 2008. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 13, 2009, 23,598,116 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements which address operating performance, events or developments that we expect or anticipate will or may occur in the future, including, without limitation, all of the Company’s guidance for sales, gross margins, net income, growth potential and other measures of financial performance. Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, actual results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks, assumptions and uncertainties include, without limitation, changes in the terms of trading with significant customers or the gain or loss thereof, changes in the costs and availability of energy, raw materials, and other inputs, our ability to continue to achieve organic growth in our Fuel Specialties and Active Chemicals businesses, our ability to successfully integrate any acquisitions in our non-Octane Additives businesses, the effects of changing government regulations and economic and market conditions, competition and changes in demand and business and legal risks inherent in the Company’s activities, including political and economic uncertainty, import and export limitations and market risks related to changes in interest rates and foreign exchange rates, government investigations, material fines or other penalties resulting from the Company’s voluntary disclosure to the Office of Foreign Assets Control of the U.S. Department of the Treasury and the Securities and Exchange Commission (“SEC”), U.S. Department of Justice and United Kingdom Serious Fraud Office investigations into the Company’s involvement in the United Nations Oil for Food Program, or other regulatory actions and other risks, uncertainties and assumptions identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

General

Innospec develops, manufactures, blends and markets fuel additives and other specialty chemicals. Our products are sold primarily to oil refineries and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets.

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

On June 23, 2008 the Company announced a further streamlining of its business into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in the world. The Company is moving to an integrated regional model running its growth businesses as one streamlined business operating across three geographical regions – Americas, EMEA (i.e. Europe, Middle East and Africa), and ASPAC (i.e. Asia-Pacific). The Company will report its financial performance based on the segments contained within this integrated regional model when the Chief Operating Decision Maker reviews the Company’s operating results primarily on this basis.

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

More recently growth in the Fuel Specialties business has been driven by new product development to address what we believe are the key drivers in demand for fuel additives. These key drivers are legislation, population affluence, and energy price and availability. We have devoted substantial resources to the development of new and improved products that may be used to improve fuel efficiency. Accordingly in our Fuel Specialties segment 40% of our sales in 2008 were derived from products developed during the previous five years.

Active Chemicals

Our Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets.

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

The focus for our Active Chemicals business is to develop high performance products from its technology base in a focused number of markets.

Octane Additives

Our Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”). The Octane Additives business comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business.

TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid reducing engine wear and preventing valve seat recession. Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a general rate of decline in volume terms in the last few years of between 10% and 25% per annum. Sales of the Octane Additives business are now concentrated in a relatively small number of customers. Accordingly, volume decline experienced in any one financial period may be greater or less than this general rate of decline and remaining sales in this business may decline with unpredictable volatility and severity.

We intend to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

Our environmental remediation business assists customers to manage the clean up of the associated redundant plants as refineries complete the move from leaded fuel.

Strategy

Our strategy is to develop new and improved technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Active Chemicals businesses. In addition to the combined organic revenue growth of 58%, and operating income growth of 176%, in these businesses since 2005, we also actively continue to assess potential acquisitions that would enhance our customer offering. We focus on acquisitions that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Active Chemicals sectors in which our businesses operate provides the opportunity for positive returns on investment while lowering operating risk by investing in markets where the Company has experience, expertise and knowledge.

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

The trademark Innospec and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” are registered in all countries or jurisdictions in which the Company has a significant market presence. The Company also has trademark registrations in all countries or jurisdictions in which it has a significant market presence for the following: Stadis® (a range of conductivity improvers), Ortholeum® (a range of lubricant additives), Valvemaster® (a range of anti valve seat recession additives), Legal Diesel® (a range of diesel fuel additives), Satacen® (a range of iron-based organo-metallic fuel borne catalysts), Enviomet® (a range of biodegradable chelating agents) and Finsolv® (a range of benzoate esters for personal care and cosmetic products).

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

Octane Additives: Sales of TEL for use in automotive gasoline are made principally to the retail refinery market which comprises independent, state or major oil company owned refineries located throughout the world. Selling prices to major customers are usually negotiated under long-term supply agreements with varying prices and terms of payment. Our environmental remediation business then serves these customers to manage the clean up of the associated redundant plants as refineries complete the move from leaded fuel.

In 2008 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $84.6 million (13%) of net group sales. In 2007, Shell accounted for 11% of net group sales, and in 2006 no single customer accounted for more than 10% of net group sales.

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

Research, Development and Testing

Research, development and testing (“R&D”) provide the basis for the growth of our Fuel Specialties and Active Chemicals businesses. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Technical support is provided for all of our business segments including Octane Additives.

Our principal research and development facilities are located in Ellesmere Port, United Kingdom. Expenditures to support research, product/application development and technical support services to customers were $14.8 million, $13.6 million, and $11.1 million in 2008, 2007, and 2006, respectively.

We consider that our proven technical capability provides us with a significant competitive advantage. In the last three years, the Fuel Specialties business has developed new detergent, cold flow, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of several new cost effective fuel additive packages.

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

The principal sites giving rise to environmental remediation liabilities are the former Octane Additives manufacturing sites at Paimboeuf in France, Doberitz and Biebesheim in Germany, together with the Ellesmere Port site in the United Kingdom, which is the last ongoing manufacturer of TEL. Remediation work is substantially complete at Paimboeuf, Doberitz and Biebesheim. At Ellesmere Port there is a continuing remediation program related to those manufacturing units that have been closed. We regularly review the future costs of remediation and the current estimate is reflected in Note 12 of the Notes to the Consolidated Financial Statements.

We record environmental liabilities relating to the retirement of assets and environmental clean up when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future costs, and so involves the exercise of judgment by management.

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

Employees

The Company has 783 employees as at December 31, 2008.

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

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those experienced or implied by forward-looking statements made in this Annual Report on Form 10-K. Investing in our securities involves risks and accordingly investors should carefully evaluate these risks including the factors discussed below before deciding to invest in our securities. Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring. Other risk factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our future performance.

We may have to pay substantial fines and penalties if we are fined by the U.S. or U.K. governments in connection with their investigations regarding the United Nations Oil for Food Program and other related matters.

As discussed in Item 3 within Part I Legal Proceedings, the Company is the subject of investigations by the U.S. and U.K. government authorities in connection with potential violations under the United Nations Oil for Food Program, the Foreign Corrupt Practices Act and other laws.

On the facts available to us it is not yet possible to form any reasonable estimate of the potential disgorgement, penalties and fine payments, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. The amount of any disgorgements, penalties or fines that the Company could face would depend on a number of eventual factors which are not currently known to the Company, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of co-operation provided to government authorities during the investigations.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse effect on the Company’s results of operations, financial position and/or cash flows from operating activities.

Competition, market conditions or a general decline in global economic conditions may adversely affect our operating results.

Certain product lines and markets in which the Company’s businesses operate are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and properties, customer relationships and service, and regulatory and toxicological expertise. For some products the competitors are larger than us and may have greater access to financial, technological and other resources. As a result these competitors may be able to better withstand a change in conditions within the industries in which the Company operates, a change in the prices of raw materials or a change in global economic conditions. Competitors may be able to introduce new products with enhanced features that may cause a decline in the demand and sales of the Company’s products. Consolidation of customers or competitors, or economic problems of customers, in the market areas in which the Company operates may cause a loss of market share for the Company’s products, place downward pressure on prices, result in payment delays or non-payment and declining plant utilization rates. Any of these risks could adversely impact our future revenues, gross margins, operating margins and cash flows from operating activities.

We may be required to make additional cash contributions to the defined benefit pension plan that we operate in the United Kingdom and recognize greater pension charges.

The Company’s principal pension arrangement is a contributory defined benefit pension plan (“the Plan”) covering a number of its current and former employees in the United Kingdom though it does also have other much smaller pension arrangements in the United Kingdom and overseas. The Plan is closed to new entrants without trustee discretion. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The Plan’s assets are invested by two investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents.

The Plan predominantly covers Octane Additive employees and given the significant decline in this business we are now left with a Plan whose population is 95% pensioners and deferred pensioners and only 5% active members. The total liability of the Plan is approximately 5 times our current market capitalization.

The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions from January 1, 2004 to January 1, 2007 were at 5% and 22.6%, respectively, of pensionable pay. From January 1, 2007, employee and employer contributions were at 7% and 29%, respectively. In addition, since March 2007, the Company has been contributing £1.5 million per calendar year in accordance with a 10 year deficit recovery plan.

From January 1, 2008, employee and employer contributions remained at 7% and 29% though employee contributions were paid by the employer through a salary sacrifice arrangement. The estimated level of Company contributions into the Plan for 2009 is $5.8 million.

A full tri-annual actuarial valuation of the Plan was performed as at December 31, 2005 and an update performed as at December 31, 2008, 2007 and 2006, the results of which are reflected in these consolidated financial statements. At December 31, 2008 the underlying plan asset value and PBO were $557.4 million and $571.2 million, respectively, resulting in a deficit of $13.8 million. A full tri-annual actuarial valuation of the Plan as at December 31, 2008 will be performed in 2009. The results of this valuation will be reflected in the consolidated financial statements as at December 31, 2009.

The Plan is broadly in the top decile of funded plans in the United Kingdom. However, due to the recent significant adverse impact on global financial markets the value of Plan assets has declined. In addition, the factors used to develop the discount rate assumption have fluctuated in a manner which resulted in a significant increase in the discount rate used at the end of 2008 from that used at the end of 2007. Similar future changes in Plan asset values and assumptions, including improving member mortality assumptions, will affect the actuarial valuation and our pension calculations and may adversely impact future cash contributions required to be made by the Company, including the 10 year deficit recovery plan, and pension cost recognized in the income statement. We currently do not however intend to modify the provisions of the Plan or investment strategy for the Plan assets. The pension obligation is long-term in nature as is the investment philosophy pursued.

Movements in the underlying plan asset value and PBO are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. We develop these assumptions after considering advice from a major global actuarial consulting firm. A change in any one of these assumptions could impact the plan asset value, PBO and pension cost recognized in the income statement. Such changes could impact our operating results and financial position. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $19 million and the net pension charge for 2008 by approximately $1.4 million.

In addition, should future investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then the Company may be required to make additional cash contributions. This could have a material impact on future operating income and cash flows from operating activities.

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

The inability of counterparties to meet their contractual obligations could have a substantial adverse impact on our results of operations.

The Company sells a range of specialty chemicals to customers around the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required. The Company uses derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The Company enters into derivative instruments with a diversified group of major financial institutions in order to monitor the exposure to non-performance of such instruments. The Company has in place a financing facility with a syndicate of banks.

The Company remains subject to market and credit risks including the ability of counterparties to meet their contractual obligations and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Due to the recent disruptions in the credit and global financial markets the ability of counterparties to meet their contractual obligations may be reduced and this could have an adverse impact on future net income and cash flows from operating and financing activities.

Our reliance on a small number of significant customers may have a material adverse effect on our results of operations.

Our principal customers are major multinational and state owned oil companies. The oil industry is characterized by concentration of a few large participants as a result of consolidation. The loss of a significant customer or a material reduction in purchases by a significant customer could have a material adverse effect on our results of operations, financial condition, and cash flows from operating activities.

A disruption in the supply of raw materials or transportation services would have a material adverse effect on our results of operations.

The chemical industry and transportation industry are in a situation where the supply and demand of both transportation services and the supply and demand of raw materials are broadly in balance. When we identify a situation where an imbalance may occur or is occurring we may build certain product inventories of strategic importance as we have done in 2008. Any significant disruption in supply could affect our ability to obtain raw materials or transportation services. This could adversely impact our results of operations, financial position and cash flows from operating activities.

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

Our reliance on a small number of significant stockholders may have a material adverse effect on our stock price.

Recent disruptions in the credit markets, and concerns about global economic growth, have had a significant adverse impact on global financial markets and contributed to a decline in our stock price and corresponding market capitalization. Almost fifty per cent of the Company’s common stock is held by three stockholders. A decision by any of these stockholders to sell all or a significant part of its stockholding in the Company as a consequence of current economic conditions or otherwise could result in a significant decline in the Company’s stock price which could in turn adversely impact our ability to access equity markets.

Approximately twenty per cent of the Company’s common stock is currently held or controlled by Tontine Capital Partners, L.P., Tontine 25 Overseas Master Fund, L.P., Tontine Capital Management L.L.C., Tontine Capital Overseas Master Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Jeffrey L. Gendell (“Gendell et al”). On November 10, 2008, Gendell et al jointly filed a Schedule 13D with the SEC in which they reported that they will begin to explore alternatives for the disposition of their equity interests in the Company’s common stock which at that date aggregated to 4,828,345 shares.

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

The Company has made a voluntary disclosure to U.S. Office of Foreign Assets Control (“OFAC”) regarding dealings with Cuba by certain of the Company’s current and former subsidiaries. The Company is cooperating with the SEC, DOJ and SFO regarding its participation in the OFFP and related investigations. The Company has made provision for probable future legal and other professional expenses and/or potential penalties in respect of these matters to the extent they can be reasonably estimated. However should the Company’s estimates prove to be inadequate then this could have a material impact upon the Company’s operating income and cash flows from operating activities.

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

Legal proceedings and other claims could impose substantial costs on us.

In addition to other matters described elsewhere, we are occasionally involved in legal proceedings that result from, and are incidental to, the conduct of our business, including product liability claims. We have insurance coverage to mitigate any potential damages in any such proceedings, however if our insurance did not cover such claims, then this could have a material adverse effect on our results of operations, financial position and cash flows.

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

The terms of our finance facility may restrict our ability to incur additional indebtedness or to otherwise expand our business.

The Company’s new finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The new facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our business, properties, assets, financial condition or results of operations. The new facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the new finance facility requires the Company to meet certain financial ratios including net debt to EBITDA (as defined in the finance facility) and net interest expense to EBITDA (as defined in the finance facility). The ability to meet these financial covenants depends upon the future operating performance of the businesses. If the Company fails to meet target covenants then it would be in technical default on the finance facility and the maturity of the outstanding debt could be accelerated unless it was able to obtain waivers from the lenders.

Our Octane Additives business could decline faster than expected.

Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in a general rate of decline in volume terms in recent years of between 10% and 25% per annum. Net sales and gross profit of our Octane Additives business accounted for approximately 10% and 15%, respectively, of our consolidated sales and gross profit in 2008, and we expect both of these percentages to decline again in fiscal year 2009. The remaining sales of the Octane Additives business are now concentrated in a relatively small number of customers and therefore may decline with unpredictable volatility and severity. Should one or more of these customers choose for economic, environmental, political or other reasons to cease using TEL as an octane enhancer earlier than has been anticipated, then the Company’s future operating income and cash flows from operating activities would be adversely impacted. There could also be an accelerated impairment of Octane Additives business goodwill as the forecast discounted cash flows from that business would be reduced. The Company anticipates that eventually all countries in the world will stop the use of TEL in automotive gasoline. The Company expects that it will cease all sales of TEL for use in automotive gasoline in 2012.

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

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Business and Business Segment	Operations

Newark, Delaware, U.S. (1)	Innospec Inc. – Corporate	Corporate Headquarters
Ellesmere Port, United Kingdom	Innospec Inc. and Innospec Limited – Fuel Specialties, Active Chemicals and Octane Additives	European Headquarters Business Teams Manufacturing/Administration Research & Development Fuel Technology Center
Widnes, United Kingdom	Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) – Active Chemicals	Manufacturing/Administration
Herne, Germany	Innospec Deutschland GmbH – Fuel Specialties	Manufacturing/Administration
Leuna, Germany	Innospec Leuna GmbH – Fuel Specialties and Active Chemicals	Manufacturing/Administration
Vernon, France	Innospec France SA – Fuel Specialties	Manufacturing/Administration
Zug, Switzerland (1)	Alcor Chemie Vertriebs GmbH – Octane Additives	Sales/Administration
Littleton, Colorado (1)	Innospec Fuel Specialties LLC – Fuel Specialties	Sales/Administration
Newark, Delaware (1)	Innospec Fuel Specialties LLC – Fuel Specialties	Sales/Administration Research & Development
High Point, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration
Spencer, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration
(1)	Leased property

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

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating primarily to the OFFP, but also relating to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In a co-ordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra-ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations.

On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee, all of whom were independent directors. (The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, but his services have been retained in an independent capacity as a member of the committee). External counsel to the Company, reporting to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. External counsel reports directly to the committee and assists in connection with communications and interactions with the SEC and DOJ.

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company and its officers and directors intend to continue to co-operate with the SEC and DOJ.

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into certain contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed external legal counsel to advise and assist in relation to the investigation and the Company and its directors and officers intend to co-operate with the SFO. On October 16, 2008, the Company was further notified that the scope of the SFO’s investigation would extend to matters relating to potential bribery involving overseas commercial agents that are already in the large part the subject of the ongoing DOJ and SEC investigations.

The outcome of these investigations remains uncertain to the Company. On the facts available to us it is not yet possible to form any reasonable estimate of the potential disgorgement, penalties and fine payments, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. The amount of any disgorgements, penalties or fines that the Company could face would depend on a number of eventual factors which are not currently known to the Company, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of co-operation provided to government authorities during the investigations.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse effect on the Company’s results of operations, financial position and/or cash flows from operating activities.

At December 31, 2007 we had accrued $3.7 million in respect of estimated probable future legal and other professional expenses and provided no additional accruals in respect of the investigations. As part of our continuing commitment to co-operate and comply with the SEC and DOJ investigations, including the request for documents set out in the DOJ letter dated March 5, 2008, we accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of estimated probable future legal and other professional expenses. During the quarter ended June 30, 2008, the Company provided no additional accruals in respect of these matters.

During the quarter ended September 30, 2008 the Company accrued an additional $8.7 million in respect of estimated probable legal and other professional fees and expenses. The provision for probable future legal and other professional fees and expenses amounted to $3.4 million at December 31, 2008. These accruals are made on the basis of the Company’s then current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates.

The Company continues to keep the amount of such accrual provisions under review as it has been doing, including through working with the committee of the Board and external legal counsel and other professional advisors.

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non-U.S. subsidiaries of Bycosin AB. Bycosin’s non-U.S. subsidiaries had been engaged in transactions and activities involving Cuban persons and entities before the acquisition of the Bycosin Group by the Company in June 2001, and such subsidiaries were continuing to engage in such transactions and activities at the time of the disposal of the non-core Fuel Specialties business and related assets in November 2004. On November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Innospec Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited (now known as Innospec Fuel Specialties Limited) as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, amongst other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately $2.9 million.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2008.

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ (symbol – IOSP). As of February 13, 2009 there were approximately 1,300 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
High	$22.60	$25.29	$23.49	$11.05
Low	$14.10	$18.89	$11.60	$4.54

2007
High	$30.54	$31.06	$31.82	$23.91
Low	$22.15	$26.30	$18.72	$16.26

Dividends

In line with its policy of semi-annual consideration of a dividend the Company declared the following cash dividends for the two years ended December 31, 2008.

Date declared	Stockholders of record	Date paid	Amount per share

February 26, 2007	March 5, 2007	April 2, 2007	4.5 cents

August 14, 2007	September 4, 2007	October 9, 2007	4.5 cents

February 22, 2008	March 14, 2008	April 4, 2008	5 cents

August 14, 2008	September 1, 2008	October 6, 2008	5 cents

The finance facility entered into on December 13, 2005 allowed a maximum dividend of $2.5 million per annum in 2005, plus 10% annual growth thereafter, provided that no default had occurred or would have resulted from such payment. In addition, the Company was allowed to repurchase its own common stock provided that it did not affect compliance with the financial covenants in that facility. On February 6, 2009 we entered into a new three-year finance facility which contains no restrictive covenants with respect to dividends and the

Company is allowed to repurchase its own common stock provided that it does not affect compliance with the financial covenants in this facility. This new finance facility replaced the previous finance facility which was in place at December 31, 2008.

Issuer Purchases of Equity Securities

No purchases of equity securities by the issuer or affiliated purchasers were made during the quarter.

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

During January 2008 the Company re-purchased 104,300 shares at a cost of $1.6 million. On March 3, 2008 the Company announced that the Board of Directors had authorized a further stock re-purchase plan under Rule 10b5-1 to repurchase up to an additional $8.0 million of common stock. This plan commenced on March 3, 2008 and completed on April 29, 2008. The Company re-purchased 379,792 shares at a cost of $8.0 million under this plan.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table entitled “Equity Compensation Plan Information” under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five share option plans is 1,790,000.

The Company has not, within the last three years, made any sales of unregistered securities.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the Common Stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2003, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2003*

	2003	2004	2005	2006	2007	2008
Innospec Inc	100	106.25	83.75	240.21	177.71	61.35
S&P 500 Index	100	108.99	112.29	127.55	132.06	81.23
NASDAQ Composite	100	108.59	110.08	120.56	132.39	78.72
Russell 2000	100	117.00	120.88	141.43	137.55	89.68

*	Excludes purchase commissions

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(dollar amounts in millions except financial ratios and per share data)	2008	2007	2006	2005 (1)	2004 (1)
Summary of performance
Net sales	$640.5	$602.4	$532.1	$564.8	$496.9
Impairment of Octane Additives business goodwill	(3.7)	(12.1)	(36.7)	(134.4)	(40.7)
Operating income/(loss)	43.6	47.9	31.9	(97.7)	41.7
Income/(loss) before income taxes and minority interest	18.9	47.8	31.9	(117.9)	34.0
Minority interest	(0.1)	(0.1)	(0.1)	(0.2)	(2.0)
Income taxes	(6.3)	(18.2)	(20.4)	(4.2)	(20.1)
Income/(loss) from continuing operations	12.5	29.5	11.4	(122.3)	11.9
Net income/(loss)	12.5	29.5	11.4	(123.7)	6.2
Net cash provided by operating activities	14.4	47.9	36.4	43.8	62.4

Financial position at year end
Total assets	494.3	551.1	569.0	675.3	790.6
Long-term debt (including current portion)	73.0	81.0	148.1	144.6	124.3
Stockholders’ equity	$229.3	$271.5	$225.0	$314.4	$445.8

Financial ratios
Net income/(loss) as a percent of sales	2.0	4.9	2.1	(21.9)	1.2
Effective income tax rate as a percent (2)	33.5	38.2	64.2	(3.5)	62.8
Current ratio (3)	1.4	1.6	2.1	1.7	1.2

Share data (4)
Earnings/(loss) per share
– Basic	0.53	1.23	0.47	(5.00)	0.25
– Fully diluted	0.51	1.19	0.45	(5.00)	0.24
Earnings/(loss) per share from continuing operations
– Basic	0.53	1.23	0.47	(4.94)	0.48
– Fully diluted	0.51	1.19	0.45	(4.94)	0.46
Dividend paid per share	0.10	0.09	0.08	0.07	0.06
Shares outstanding (basic, thousands)
– At year end	23,598	23,777	23,805	24,650	24,675
– Average during year	23,595	23,920	24,141	24,737	24,690
Closing stock price
– High	25.29	31.82	24.20	10.26	16.00
– Low	4.54	16.26	8.38	7.30	9.31
– At year end	5.89	17.16	23.28	8.14	10.41

(1)	2005 and 2004 comparatives have been restated in order to reflect discontinued operations.
(2)	The effective tax rate is calculated as a percentage of income before income taxes.
(3)	Current ratio is defined as current assets divided by current liabilities.
(4)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

QUARTERLY SUMMARY (UNAUDITED)

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008

Net sales	$168.7	$145.3	$158.5	$168.0
Gross profit	51.7	41.1	43.4	50.2
Operating income (1)	12.5	4.4	4.7	22.0
Net income/(loss) (2)	7.3	0.8	(0.6)	5.0
Net cash provided by/(used in) operating activities	$19.8	$(16.6)	$(12.5)	$23.7
Per common share:
Earnings/(loss) – basic	$0.31	$0.03	$(0.03)	$0.21
– fully diluted (3)	$0.30	$0.03	$(0.03)	$0.20
2007

Net sales	$145.3	$141.4	$143.0	$172.7
Gross profit	49.7	47.8	45.6	54.3
Operating income (4)	13.2	10.8	10.6	13.3
Net income	6.0	6.8	5.6	11.1
Net cash provided by/(used in) operating activities	$9.0	$(6.8)	$20.1	$25.6
Per common share:
Earnings – basic (5)	$0.25	$0.28	$0.23	$0.46
– fully diluted (5)	$0.24	$0.27	$0.23	$0.45

NOTES

(1)	Unusual items during the year ended December 31, 2008 comprised the following: legal and other professional expenses relating to the Oil for Food Program and related investigations of $6.8 million and $8.7 million in the first and third quarters, respectively; foreign exchange gains/(losses) of $0.5 million gain, ($1.0) million loss, ($5.0) million loss and ($13.5) million loss in the first, second, third and fourth quarters, respectively; impairment of Octane Additives business goodwill of $1.1 million, $1.0 million, $1.1 million and $0.5 million in the first, second, third and fourth quarters, respectively; and restructuring charges of $0.5 million, $1.1 million, $0.3 million and $0.2 million in the first, second, third and fourth quarters, respectively.

(2)	The financial results for the third quarter ended September 30, 2008, as presented in the earnings release on October 30, 2008, were agreed with our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), prior to the release. These financial results included the reversal of contract related provisions of $6.3 million, or $4.5 million after income taxes, to the income statement together with related disclosure. Subsequent to the issue of this earnings release further consideration was given to the reversal of the contract related provisions by PwC and the Company and it was concluded that an alternative accounting treatment would be to offset them against a related intangible asset. After due consideration, including advice received from PwC, the Company determined that the most appropriate accounting treatment would be to exclude the reversal of contract related provisions from net income and offset them against the related intangible asset. This alternative accounting treatment resulted in a net loss for the quarter ended September 30, 2008 and lower future amortization charges in respect of the related asset. The Company’s Form 10-Q for the quarter ended September 30, 2008 reflected this alternative accounting treatment.

(3)	In view of the fact that a net loss of $0.6 million was made in the third quarter, 2008, the basic and fully diluted loss per common share are the same for that quarter.

(4)	Unusual items during the year ended December 31, 2007 comprised the following: legal and other professional expenses relating to the Oil for Food Program and related investigations of $0.2 million and $4.4 million in the third and fourth quarters, respectively; foreign exchange gains/(losses) of $0.3 million gain, $1.8 million gain, $1.5 million gain and $3.9 million gain in the first, second, third and fourth quarters, respectively; impairment of Octane Additives business goodwill of $4.4 million, $3.3 million, $2.4 million and $2.0 million in the first, second, third and fourth quarters, respectively; and restructuring charges of $0.7 million, $1.3 million, $0.9 million and $0.1 million in the first, second, third and fourth quarters, respectively.

(5)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets. This business has also grown through acquisitions and we are seeking to develop new products and continue organic growth.

The Octane Additives business is the world’s only producer of TEL for use in automotive gasoline. We are continuing to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

On June 23, 2008 the Company announced a further streamlining of its business into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in the world. The Company is moving to an integrated regional model running its growth businesses as one streamlined business operating across three geographical regions – Americas, EMEA (i.e. Europe, Middle East and Africa), and ASPAC (i.e. Asia-Pacific).

For the year ended December 31, 2008, the combined operating income of the Fuel Specialties and Active Chemicals segments of our business rose 46%, as compared with the year ended December 31, 2006, and now represent 98% of the operating income generated by our businesses. By comparison operating income for the Octane Additives segment declined 97% from $34.5 million to $1.2 million over the same period although $14.2 million of this decline can be attributed to the legal and other professional expenses incurred relating to Oil for Food Program and related investigations. The Octane Additives segment of our business will continue to decline as the last remaining countries that continue to allow TEL for use in automotive gasoline move away from leaded gasoline. We expect that we will cease all sales of TEL for use in automotive gasoline in 2012, and that we will continue to impair the Octane Additives business goodwill until or prior to that point. However, we have succeeded in implementing our strategic plan of creating sufficient growth in the Fuel Specialties and Active Chemicals segments of our business to more than offset the decline in the Octane Additives business.

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

We are subject to extensive regulation by local, state, federal and foreign governmental authorities both with respect to the methods by which we manufacture and market products and how we conduct our business. In that regard, we are exposed to risks that we may incur liabilities and costs in order to conform to required regulations or in the event that we fail to comply with any laws or regulations. We are currently the subject of investigations by the U.S. and U.K. government authorities relating to certain aspects of our international operations.

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

Contingencies

We are subject to legal, regulatory and other proceedings and claims. The Company discloses information concerning contingent liabilities in respect of these claims and proceedings for which an unfavorable outcome is more than remote. We recognize liabilities for these claims and proceedings as appropriate based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our consolidated financial statements, management’s view of our exposure. We review outstanding claims and proceedings with external counsel as appropriate to assess probability and estimates of loss. The Company will recognize a liability related to claims and proceedings at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range the recognized liability will be the best estimate within the range. If no amount in the range is a better estimate than any other amount the minimum amount of the range will be recognized. The Company recognizes its legal and other related professional expenses within selling, general and administrative expenses as and when the associated course of action is committed to.

We re-evaluate these assessments each quarter or as new and significant information becomes available to determine whether a liability should be recognized or if any existing liability should be adjusted. The actual cost of ultimately resolving a claim or proceeding may be substantially different from the amount of the recognized liability. In addition, because it is not permissible under U.S. GAAP to recognize a liability until the loss is both probable and estimable, in some cases there may be insufficient time to recognize a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

As discussed in Note 18 of the Notes to the Consolidated Financial Statements the Company is subject to Securities and Exchange Commission (“SEC”), U.S. Department of Justice and United Kingdom Serious Fraud Office investigations into its involvement in the United Nations Oil for Food Program (“OFFP”) and other matters beyond just OFFP, including the Foreign Corrupt Practices Act. In addition, in 2005 we made voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the U.S. Office of Foreign Assets Control regarding transactions and activities engaged in Cuba by certain of our non-U.S. subsidiaries. Management believes that at this time it is still not able to predict with any certainty how the U.S. or U.K. governments will calculate the number of possible violations of these laws and regulations that may have occurred or the nature or amount of penalties to which we could be subject. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows from operating activities.

Environmental Liabilities

Remediation provisions at December 31, 2008 amounted to $22.8 million and relate principally to our United Kingdom site. The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main United Kingdom site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Goodwill

The Company adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. This requires that goodwill deemed to have an indefinite life should no longer be amortized, but subject to an annual impairment review, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as of December 31 each year. In reviewing for any impairment charge the fair value of the reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2008 we had $139.2 million of goodwill relating to our Fuel Specialties and Active Chemicals businesses. At this date we performed annual impairment reviews and concluded that there has been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment reviews performed during 2008, 2007 and 2006 impairment charges of $3.7 million, $12.1 million and $36.7 million, respectively, were recognized. These charges are non-cash in nature and have no impact on taxation. There is $9.0 million of goodwill remaining at December 31, 2008 which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012.

We believe that the assumptions used in our annual and quarterly impairment reviews are reasonable, but that they are judgmental, and that variations in any of the assumptions may result in materially different calculations of impairment charges, if any. At December 31, 2008, the sum of the fair values of our reporting units was in excess of the Company’s market capitalization (based upon our stock price at the same date) due primarily to an estimated control premium. The control premium reflects the fact that management has access to information, such as future projections, and the power to make investment, financing and resource allocation decisions. Management do not believe that any further goodwill impairment charges are required to be recognized in addition to those already recognized in respect of the Octane Additives reporting unit.

Intangible Assets, Net of Amortization

At December 31, 2008 we had $28.3 million of intangibles that are discussed in Note 9 of the Notes to the Consolidated Financial Statements. These intangible assets relate to all of our business segments and are being amortized straight-line over periods of up to 13 years. We continually assess the markets and products related to these intangibles, as well as their specific carrying values, and have concluded that these carrying values and amortization periods remain appropriate. We also evaluate these intangibles for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. If events occur or circumstances change it may possibly cause a reduction in periods over which these intangibles are amortized or result in a non-cash impairment of a portion of the intangibles’ carrying value. A reduction in amortization periods would have no effect on cash flows.

Pensions

The Company’s principal pension arrangement is a contributory defined benefit pension plan (“the Plan”) covering a number of its current and former employees in the United Kingdom though it does also have other much smaller pension arrangements in the United Kingdom and overseas.

The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions from January 1, 2004 to January 1, 2007 were at 5% and 22.6%, respectively, of pensionable pay. From January 1, 2007, employee and employer contributions were at 7% and 29%, respectively. In addition, since March 2007, the Company has been contributing £1.5 million per calendar year in accordance with a 10 year deficit recovery plan. From January 1, 2008, employee and employer contributions remained at 7% and 29% though employee contributions were paid by the employer through a salary sacrifice arrangement. The estimated level of Company contributions into the Plan for 2009 is $5.8 million.

A full tri-annual actuarial valuation of the Plan was performed as at December 31, 2005 and an update performed as at December 31, 2008, 2007 and 2006, the results of which are reflected in these consolidated financial statements. At December 31, 2008 the underlying plan asset value and PBO were $557.4 million and $571.2 million, respectively, resulting in a deficit of $13.8 million. A full tri-annual actuarial valuation of the Plan as at December 31, 2008 will be performed in 2009. The results of this valuation will be reflected in the consolidated financial statements as at December 31, 2009.

Movements in the underlying plan asset value and PBO are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. We develop these assumptions after considering advice from a major global actuarial consulting firm. A change in any one of these assumptions could impact the plan asset value, PBO and pension cost recognized in the income statement. Such changes could impact our operating results and financial position. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $19 million and the net pension charge for 2008 by approximately $1.4 million.

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

At December 31, 2008, we had a valuation allowance aggregating $7.3 million against all of our foreign tax credit carry forwards and certain of our foreign deferred tax assets. The valuation allowance was calculated in accordance with the provisions of FAS 109, Accounting for Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with FAS 109, evidence, such as operating results during the most recent periods, is given more weight than our expectations of future profitability, which are inherently uncertain. Our expectation is that we are unlikely to use the foreign tax credits and uncertainty about profitability in certain foreign locations for future periods represented sufficient negative evidence to require a valuation allowance under FAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such assets.

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

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2008 compared to Fiscal 2007:

The following table providing operating income by reporting business also provides the comparative results of operations in 2007 and 2006.

(in millions)	2008	2007	2006
Net sales
Fuel Specialties	$440.9	$374.6	$311.3
Active Chemicals	138.3	133.8	120.4
Octane Additives	61.3	94.0	100.4

	$640.5	$602.4	$532.1

Gross profit
Fuel Specialties	$145.6	$124.7	$106.2
Active Chemicals	12.5	24.6	22.7
Octane Additives	28.3	48.1	57.8

	$186.4	$197.4	$186.7

Operating Income
Fuel Specialties	$80.0	$63.6	$45.7
Active Chemicals	(5.0)	6.1	5.8
Octane Additives	1.2	19.9	34.5
FAS 158/87 pension (charge)	(2.3)	(4.6)	—
Corporate costs	(24.9)	(22.0)	(22.1)
Restructuring charge	(2.1)	(3.0)	(4.5)
Impairment of Octane Additives business goodwill	(3.7)	(12.1)	(36.7)
Profit on disposals (net)	0.4	—	9.2

Total operating income	$43.6	$47.9	$31.9

(in millions except ratios)	2008	2007	Change
Net sales
Fuel Specialties	$440.9	$374.6	$66.3	+18%
Active Chemicals	138.3	133.8	4.5	+3%
Octane Additives	61.3	94.0	(32.7)	-35%

	$640.5	$602.4	$38.1	+6%

Gross profit
Fuel Specialties	$145.6	$124.7	$20.9	+17%
Active Chemicals	12.5	24.6	(12.1)	-49%
Octane Additives	28.3	48.1	(19.8)	-41%

	$186.4	$197.4	$(11.0)	-6%

Gross margin (%)
Fuel Specialties	33.0	33.3	-0.3
Active Chemicals	9.0	18.4	-9.4
Octane Additives	46.2	51.2	-5.0
Aggregate	29.1	32.8	-3.7

Operating expenses
Fuel Specialties	$(63.3)	$(59.0)	$(4.3)	+7%
Active Chemicals	(16.1)	(17.1)	1.0	-6%
Octane Additives	(23.4)	(14.8)	(8.6)	+58%
FAS 158/87 pension (charge)	(2.3)	(4.6)	2.3	-50%
Corporate costs	(24.9)	(22.0)	(2.9)	+13%

	$(130.0)	$(117.5)	$(12.5)	+11%

Fuel Specialties

Net sales: the year on year increase of 18% was spread across the markets in which we operate as follows – the Americas (up 18%), EMEA (up 18%), ASPAC (up 23%) and Avtel (up 9%). This growth was due to volume (up 10 percentage points), price and product mix (up 7 percentage points) and the favorable impact of exchange rates (up 1 percentage point).

•

Americas delivered strong sales of static dissipaters, lubricity improvers and cetane number improvers. Growth was focused in volume (up 10 percentage points) and a richer price and product mix (up 8 percentage points).

•

Europe, Middle East and Africa (“EMEA”) net sales increased by 18% driven by strong sales of performance, refinery and light heating oil additives. Growth was focused in volume (up 9 percentage points), price and product mix (up 6 percentage points) and the favorable impact of exchange rates (up 3 percentage points).

•

The Asia Pacific region (“ASPAC”) benefited from strong sales of refinery additives and diesel detergents. Growth was focused in volume (up 22 percentage points) and price and product mix (up 1 percentage point).

•

The TEL for use in aviation gasoline (“Avtel”) business growth was primarily due to a richer sales mix (up 11 percentage points) offset by lower volume (down 2 percentage points). The results in the corresponding period last year were positively impacted by the more favorable pricing allowed, and the volumes sold, under the Ethyl settlement.

Gross margin: the year on year decline of 0.3 percentage points reflects both the lower proportion of higher margin Avtel sales together with the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. Gross margins in the remainder of the markets remained largely constant as we successfully passed raw material price increases onto our customers.

Operating expenses: excluding the impact of $1.9 million of one-time professional fees in 2007 the year on year increase in operating expenses was $6.2 million or 11%. The underlying 11% increase was less than the 18% sales growth as we continued to leverage the infrastructure of this business. This was achieved despite the adverse impact of, until the latter months of 2008, the relative weakness of the U.S. dollar on our European Union euro denominated cost base and higher personnel-related costs. In addition, research and development expenses have been driven higher to support this expanding business increasing by $1.6 million or 15% between the corresponding periods.

Active Chemicals

Net sales: the year on year increase of 3% was spread across the markets in which we operate as follows – the Americas (up 5%), EMEA (down 1%) and ASPAC (up 28%). This growth was due to volume (up 2 percentage points) and the favorable impact of exchange rates (up 2 percentage points) offset by price and product mix (down 1 percentage point).

•

Americas delivered strong sales of fragrance and personal care products. Growth was focused in volume (up 11 percentage points) offset by a poorer price and product mix (down 4 percentage points) and the unfavorable impact of exchange rates (down 2 percentage points).

•

EMEA sales declined marginally despite the favorable impact of exchange rates (up 5 percentage points) and a richer price and product mix (up 2 percentage points) offset by lower volume (down 8 percentage points). Strong personal care and polymer product sales were offset by lower household, industrial and institutional product sales.

•

Our ASPAC business currently represents less than 10% of our overall Active Chemicals business reflecting the early stage of its development. Notwithstanding this, sales benefited from higher volumes (up 25 percentage points) in fragrance, personal care and polymers products. This increase was assisted by the favorable impact of exchange rates (up 1 percentage point) and a richer price and product mix (up 2 percentage points).

Gross margin: the year on year decline of 9.4 percentage points reflects price and product mix, primarily in respect of the greater proportion in 2008 of lower margin polymer sales, the significant increase in raw material and energy costs suffered across all the markets in which we operate, and the adverse impact from lower utilization and manufacturing efficiencies in our U.S. and United Kingdom plants.

Operating expenses: the year on year decrease in operating expenses was $1.0 million or 6%. This decrease was achieved despite the 3% sales growth primarily due to lower personnel-related costs.

Octane Additives

Net sales: net sales and volumes both declined 35% in line with the historic decline in this business. The decline reflected a marginally poorer sales mix despite moderate price increases in 2008. In both 2008 and 2007 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin was 5.0 percentage points. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold has ceased. The cessation of the TMAs and moderate price increases achieved in 2008 have favorably impacted gross margin and limited the adverse impact of the marginally poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of legal and other professional expenses of $15.5 million and $4.6 million 2008 and 2007, respectively, relating to the Oil for Food Program and related investigations, the year on year decrease in operating expenses was $2.3 million or 23% primarily in respect of reduced selling costs.

Other Income Statement Captions

FAS 158/87 pension (charge): this non-cash charge reduced by $2.3 million because, unlike 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs increased $2.9 million due to the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company is now not pursuing. This was offset to some extent, in the latter months of 2008, by the favorable impact of the relative strength of the U.S. dollar on our predominantly British pound sterling cost base.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2008	2007
Reduction in EMEA headcount	$0.7	$0.4
United Kingdom site clearance	0.6	1.2
Relocation of our European Headquarters to the Ellesmere Port site	0.3	0.8
U.S. site clearance	0.3	—
Reduction in Americas headcount	0.2	—
Additional payments in respect of the former CEO	—	0.1
Sundry other restructuring	—	0.5

	$2.1	$3.0

Amortization of intangible assets: the amortization charge has declined by a net $9.5 million from $16.9 million to $7.4 million. Of this reduction, $10.0 million is due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007. This reduction has been offset by a $0.5 million increase in amortization costs related to the Ethyl intangible asset effective April 1, 2007.

Impairment of Octane Additives business goodwill: the 2008 charge was lower than that recognized in 2007 primarily due to the higher operating income and associated cash flows in 2007. Effective October 1, 2008 we have updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives business from December 31, 2010 to December 31, 2012.

Profit on disposal: in May 2008 the Company recognized $0.4 million profit following the disposal of surplus U.S. real estate.

Interest expense (net): the net interest charge decreased by $1.6 million in 2008 to $5.4 million. This was despite the fact that average net debt increased by approximately $4 million between the corresponding periods from $67 million to $71 million. This decrease primarily reflects the fact that U.S. base interest rates declined between the corresponding periods and a $0.6 million reduction in the deferred finance costs amortization charge.

Other net (expense)/income: in 2008 other net expense of $19.3 million related to net foreign exchange losses of $19.0 million and net sundry other expenses of $0.3 million. The net foreign exchange losses related to losses on foreign currency forward exchange contracts and losses on translation of net assets in our European business of $12.7 million and $6.3 million, respectively. In 2007 other net income comprised $7.5 million in respect of net foreign exchange gains offset by $0.6 million of other sundry expenses. The net foreign exchange gains related to losses on foreign currency forward exchange contracts and gains on translation of net assets in our European business of $0.7 million and $8.2 million, respectively.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 33.5% in 2008 from 38.2% in 2007 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased 2.4 percentage points between the corresponding periods primarily due to the positive impact of taxable profits in different geographical locations partially offset by foreign income inclusions.

(in millions)	2008	2007
Income before income taxes	$18.8	$47.7
Add back Impairment of Octane Additives business goodwill	3.7	12.1

	$22.5	$59.8

Income taxes	$6.3	$18.2

Adjusted effective tax rate	28.0%	30.4%

Results of Operations – Fiscal 2007 compared to Fiscal 2006:

(in millions except ratios)	2007	2006	Change
Net sales
Fuel Specialties	$374.6	$311.3	$63.3	+20%
Active Chemicals	133.8	120.4	13.4	+11%
Octane Additives	94.0	100.4	(6.4)	-6%

	$602.4	$532.1	$70.3	+13%

Gross profit
Fuel Specialties	$124.7	$106.2	$18.5	+17%
Active Chemicals	24.6	22.7	1.9	+8%
Octane Additives	48.1	57.8	(9.7)	-17%

	$197.4	$186.7	$10.7	+6%

Gross margin (%)
Fuel Specialties	33.3	34.1	-0.8
Active Chemicals	18.4	18.9	-0.5
Octane Additives	51.2	57.6	-6.4
Aggregate	32.8	35.1	-2.3

Operating expenses
Fuel Specialties	$(59.0)	$(59.3)	$0.3	-1%
Active Chemicals	(17.1)	(15.5)	(1.6)	+10%
Octane Additives	(14.8)	(13.2)	(1.6)	+12%
FAS 158/87 pension (charge)	(4.6)	—	(4.6)	+100%
Corporate costs	(22.0)	(22.1)	0.1	-0%

	$(117.5)	$(110.1)	$(7.4)	+7%

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

Gross margin: the year on year decline of 0.8 percentage points reflected both the lower proportion of higher margin Avtel sales together with the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. Gross margins in the remainder of the markets remained largely constant as we successfully passed raw material price increases onto our customers.

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

•

Our ASPAC business represented less than 10% of our overall Active Chemicals business reflecting the embryonic stage of its development. Notwithstanding this, sales were driven higher by the strong performance in polymer and fragrance products consistent with our other geographical regions.

Gross margin: the year on year decline of 0.5 percentage points reflected our strategy in the latter half of 2007 to reduce inventories and release cash by lowering our production volumes. This had the short term impact of adversely impacting unit manufacturing costs and margins.

Operating expenses: the year on year increase of 10% was due to the adverse impact of exchange rates (up 6 percentage points) and inflation (up 4 percentage points). The 10% increase was less than the 11% sales growth as we continued to leverage the infrastructure of this business.

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

Gross margin: the year on year decline was 6.4 percentage points. Excluding the impact of the release of a retrospective pricing provision in 2006 the year on year decline was 5.6 percentage points. Following the settlement regarding the TMAs effective April 1, 2007 the profit share with Ethyl from this business which was charged within cost of goods sold had ceased. The cessation of the TMAs, together with the richer sales mix and moderate price increases achieved in 2007, favorably impacted gross margin and limited the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

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

Other Income Statement Captions

FAS 158/87 pension (charge): we were required to recognize a non-cash charge of $4.6 million in 2007 primarily in respect of the amortization of net actuarial losses. No similar charge was required to be recognized in 2006.

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

Restructuring charge: restructuring costs were comprised of the following:

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

Amortization of intangible assets: the increased amortization expense of $4.2 million in 2007 related to the intangible asset recognized in respect of the payment to Ethyl, which represented Ethyl foregoing their entitlement to a share of the future income stream under the TMAs effective April 1, 2007. The amount attributed to the Octane Additives business segment was being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment was being amortized straight-line to December 31, 2017.

Impairment of Octane Additives business goodwill: the 2006 charge was higher than that recognized in 2007 primarily due to the higher operating income and associated cash flows in 2006. Since the end of 2006, we updated the estimates used in the detailed forecast model to calculate the impairment charges to include effective April 1, 2007 the fact that we would no longer be sharing with Ethyl the profits from the sale of TEL outside North America.

Interest expense (net): the net interest charge increased moderately by $0.2 million in 2007 to $7.0 million. This was primarily due to 2006 including the receipt of $0.6 million interest previously charged on a tax balance, offset by the fact that average net debt fell by approximately $10 million between the corresponding periods from $77 million to $67 million.

Other net (expense)/income: in 2007 other net income comprised $7.5 million in respect of net foreign exchange gains offset by $0.6 million of other sundry expenses. In 2006 other net income comprised $7.6 million in respect of net foreign exchange gains offset by $0.8 million of other sundry expenses.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believed that the change in the effective rate of tax to 38.2% in 2007 from 64.2% in 2006 was best explained by adjusting for this non-deductible charge. This adjusted effective tax rate increased 0.6 percentage points between the corresponding periods primarily due to the origin of profits and the continued increased profitability of our U.S. based Fuel Specialties business which incurred the standard federal tax rate of 35%, together with state taxes, offset by the favorable conclusion of some historic tax matters.

(in millions)	2007	2006
Income before income taxes	$47.7	$31.8
Add back Impairment of Octane Additives business goodwill	12.1	36.7

	$59.8	$68.5

Income taxes	$18.2	$20.4

Adjusted effective tax rate	30.4%	29.8%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	2008	2007
Total current assets	$256.6	$256.1
Total current liabilities	(188.1)	(160.7)

Working capital	68.5	95.4

Less prepaid income taxes	(10.1)	—
Less cash and cash equivalents	(13.9)	(24.3)
Add back accrued income taxes	—	6.9
Add back short-term borrowing	73.0	20.0
Add back current portion of plant closure provisions	4.1	4.4
Add back current portion of unrecognized tax benefits	9.2	12.6
Add back current portion of deferred income	0.1	0.1
Add back current portion of deferred income taxes	—	0.1

Adjusted working capital	$130.9	$115.2

At December 31, 2008, we had adjusted working capital of $130.9 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). In 2008 our adjusted working capital increased by $15.7 million. The $4.9 million decrease in accounts receivable and prepaid expenses was focused within our Active Chemicals business mainly reflecting the sales decline in our polymers business towards the end of the fourth quarter in 2008. The $5.7 million increase in inventories was focused in our growth Fuel Specialties business following the decision to build certain product inventories of strategic importance. The $14.9 million decrease in accounts payable and accrued liabilities reflects the release of $6.3 million of contract related provisions no longer deemed necessary which have been offset against the related intangible asset and lower personnel-related accruals.

Cash

At December 31, 2008 and 2007 we had cash and cash equivalents of $13.9 million and $24.3 million, respectively.

Debt

At December 31, 2008 we had a finance facility which provided for borrowings by us of up to $155 million including a term loan of $55 million and revolving credit facility of $100 million. As of December 31, 2008, the Company had $73.0 million of debt outstanding under this finance facility and was in compliance with all financial covenants therein. The debt maturity profile as at December 31, 2008, including the principal facility, is set out below:

(in millions)
2009	$73.0
2010	—

73.0
Current portion of long-term debt	73.0

Long-term debt, net of current portion	$—

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at December 31, 2008.

The Company’s new finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The new facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our business, properties, assets, financial condition or results of operations. The new facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the new facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITDA. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility.

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

Contractual Commitments

The following represents contractual commitments at December 31, 2008 and the effect of those obligations on future cash flows:-

(in millions)	Total	Less than 1 year	1 to 3 Years	4 to 5 years	Over 5 years
Long-term debt obligations	$73.0	$73.0	$—	$—	$—
Interest payments on debt	2.0	2.0	—	—	—
Planned funding of pension obligations	28.8	5.8	11.5	11.5	—
Remediation payments	21.1	2.2	7.0	1.2	10.7
Severance payments	0.5	0.5	—	—	—
Raw material purchase obligations	7.4	7.4	—	—	—
Operating lease commitments	6.9	1.5	2.3	1.0	2.1
Capital commitments	1.4	1.4	—	—	—

Total	$141.1	$93.8	$20.8	$13.7	$12.8

At December 31, 2008 long-term debt comprised a $55 million term loan and $18 million drawn under the revolving credit facility. At the same date long-term debt obligations represented scheduled term loan repayments and amounts drawn under the revolving credit facility to be repaid when the previous financing facility was due to expire on June 12, 2009.

The Company was subject to interest at variable rates on certain elements of its long-term debt. The estimated payments included in the table above assume a constant U.S. base interest rate of 0.5% on the main finance facility. Estimated commitment fees are also included and interest income is excluded.

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at December 31, 2008.

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

Severance payments represent those cash flows that the Company is currently obligated to pay in respect of severance costs recognized under the conditions of FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, and FAS 112, Employers’ Accounting for Post employment Benefits.

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

Due to uncertainty regarding the completion of tax audits and possible outcomes the estimate of obligations related to unrecognized tax benefits cannot be made. Further disclosure is provided in Note 6 of the Notes to the Consolidated Financial Statements.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $25.1 million at December 31, 2008. Expenditure against provisions was $1.6 million, $1.7 million and $1.3 million in the years 2008, 2007 and 2006, respectively.

We have also incurred personnel severance costs in relation to the management of the decline in the Octane Additives market and the restructuring of the Fuel Specialties and Active Chemicals businesses. Total severance expenditure was $1.6 million, $2.0 million, $7.0 million in the years 2008, 2007 and 2006, respectively. Provision is made for severance costs under the conditions of FAS 146 and FAS 112.

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

Interest Rate Risk

The Company uses interest swaps to manage interest rate exposure. As of December 31, 2008 the Company had cash and cash equivalents of $13.9 million, no bank overdraft and long-term debt of $73.0 million. The long-term debt comprised $55.0 million senior term loan and $18.0 million revolving credit.

In 2005 the Company entered into interest swap agreements to convert floating rate debt to fixed rate that cover $50.0 million of the remaining long-term debt (including current portion) as at December 31, 2008 of $73.0 million. On the basis that $50.0 million of the $73.0 million long-term debt (including current portion) is hedged against interest movements and that the Company would receive interest on the $13.9 million positive cash balances, then the interest payable on unhedged debt of $23.0 million is largely offset by the interest receivable on positive cash balances which have a similar maturity profile. On a gross basis, assuming no additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates on the gross amount of these balances of $23.0 million for a one-year period would impact net income and cash flows by approximately $0.2 million before tax.

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

The Company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar value of its existing foreign currency-denominated assets, liabilities, commitments, and cash flows. The Company also uses foreign currency forward exchange contracts to offset a portion of the Company’s exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. The objective of the hedging program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

The trading of our three business segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. Corporate costs however are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.1 million excluding the impact of any foreign currency forward exchange contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report On Internal Control Over Financial Reporting” appearing in Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for defined benefit pension plans on adoption of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006, and uncertain tax positions on adoption of FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

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

PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 20, 2009

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Years ended December 31
	2008	2007	2006
Net sales (Note 3)	$640.5	$602.4	$532.1
Cost of goods sold	(454.1)	(405.0)	(345.4)

Gross profit (Note 3)	186.4	197.4	186.7

Operating expenses:
Selling, general and administrative	(115.2)	(103.9)	(99.0)
Research and development	(14.8)	(13.6)	(11.1)
Restructuring charge	(2.1)	(3.0)	(4.5)
Amortization of intangible assets	(7.4)	(16.9)	(12.7)
Impairment of Octane Additives business goodwill (Note 8)	(3.7)	(12.1)	(36.7)
Profit on disposals, net (Note 19)	0.4	—	9.2

	(142.8)	(149.5)	(154.8)

Operating income (Note 3)	43.6	47.9	31.9
Other net (expense)/income	(19.3)	6.9	6.8
Interest expense	(6.4)	(9.5)	(12.1)
Interest income	1.0	2.5	5.3

Income before income taxes and minority interest	18.9	47.8	31.9
Minority interest	(0.1)	(0.1)	(0.1)

Income before income taxes	18.8	47.7	31.8
Income taxes (Note 7)	(6.3)	(18.2)	(20.4)

Net income	$12.5	$29.5	$11.4

Earnings per share (Note 5)
Basic	$0.53	$1.23	$0.47

Diluted	$0.51	$1.19	$0.45

Weighted average shares outstanding (in thousands) (Note 5)
Basic	23,595	23,920	24,141

Diluted	24,391	24,838	25,339

Dividend declared per common share	$0.10	$0.09	$0.08

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	At December 31
	2008	2007
Assets
Current assets
Cash and cash equivalents	$13.9	$24.3
Accounts receivable (less allowance of $2.8 and $2.0, respectively)	89.9	94.2
Inventories
Finished goods	95.0	100.4
Work in progress	2.0	12.6
Raw materials	41.3	19.6

Total inventories	138.3	132.6
Prepaid expenses	4.4	5.0
Prepaid income taxes	10.1	—

Total current assets	256.6	256.1
Property, plant and equipment (Note 11)	53.5	66.2
Goodwill – Octane Additives (Note 8)	9.0	12.7
Goodwill – Other (Note 8)	139.2	139.1
Intangible assets (Note 9)	28.3	41.9
Pension asset (Note 6)	—	34.8
Deferred finance costs (Note 10)	0.5	0.3
Deferred income taxes (Note 7)	7.2	—

Total assets	$494.3	$551.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55.4	$50.9
Accrued liabilities	46.3	65.7
Accrued income taxes	—	6.9
Short-term borrowing (Note 13)	73.0	20.0
Current portion of plant closure provisions (Note 12)	4.1	4.4
Current portion of unrecognized tax benefits (Note 7)	9.2	12.6
Current portion of deferred income (Note 14)	0.1	0.1
Current portion of deferred income taxes (Note 7)	—	0.1

Total current liabilities	188.1	160.7
Long-term debt, net of current portion (Note 13)	—	61.0
Plant closure provisions, net of current portion (Note 12)	22.8	22.4
Unrecognized tax benefits, net of current portion (Note 7)	25.6	27.4
Deferred income taxes, net of current portion (Note 7)	—	7.3
Pension liability (Note 6)	13.8	—
Other non-current liabilities	13.9	—
Deferred income, net of current portion (Note 14)	0.8	0.8
Commitments and contingencies (Note 18)	—	—
Stockholders’ Equity (Note 15)
Common stock, $0.01 par value, authorized
40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	282.5	280.6
Treasury stock (5,956,384 and 5,777,417 shares at cost, respectively)	(64.9)	(58.2)
Retained earnings	131.6	121.5
Accumulated other comprehensive loss	(120.2)	(72.7)

Total stockholders’ equity	229.3	271.5

Total liabilities and stockholders’ equity	$494.3	$551.1

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$12.5	$29.5	$11.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.0	31.3	27.4
Impairment of Octane Additives business goodwill (Note 8)	3.7	12.1	36.7
Deferred income taxes	(1.1)	(4.6)	(2.0)
(Profit)/loss on disposal of property, plant and equipment	(0.4)	—	(9.2)
Non-cash intangible assets other adjustments	6.3	—	—
Changes in working capital:
Accounts receivable and prepaid expenses	2.3	(14.5)	(11.1)
Inventories	(8.6)	(12.0)	(21.0)
Accounts payable and accrued liabilities	(9.8)	12.4	(7.4)
Excess tax benefit from stock based payment arrangements	(2.5)	(0.2)	—
Income taxes and other current liabilities	(17.2)	(3.5)	20.9
Movement on plant closure provisions	0.2	(1.3)	(3.9)
Movement on pension asset/(liability)	(5.1)	(2.4)	(3.0)
Stock option compensation charge	4.1	3.3	1.6
Movements on other non-current liabilities	7.0	0.1	(2.0)
Movement on deferred income	—	(2.3)	(2.0)

Net cash provided by operating activities	14.4	47.9	36.4

Cash Flows from Investing Activities
Capital expenditures	(9.1)	(12.2)	(7.6)
Proceeds on disposal of property, plant and equipment, net	1.3	—	9.6
Acquisition of intangible asset (Note 9)	—	(28.4)	—
Disposal of unconsolidated investment	—	—	2.6

Net cash (used in)/provided by investing activities	(7.8)	(40.6)	4.6

Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	12.0	(52.0)	18.0
Repayment of term loan	(20.0)	(15.0)	(10.0)
Payments on capital leases	—	(0.1)	(0.2)
Refinancing costs	(0.4)	—	(0.5)
Dividend paid	(2.4)	(2.2)	(1.9)
Excess tax benefit from stock based payment arrangements	2.5	0.2	—
Issue of treasury stock	1.9	4.1	3.0
Repurchase of common stock	(10.5)	(20.0)	(15.6)
Minority interest dividends (paid)	(0.1)	(0.1)	(0.2)

Net cash (used in) financing activities	(17.0)	(85.1)	(7.4)
Effect of exchange rate changes on cash	—	0.2	(0.6)

Net change in cash and cash equivalents	(10.4)	(77.6)	33.0
Cash and cash equivalents at beginning of year	24.3	101.9	68.9

Cash and cash equivalents at end of year	$13.9	$24.3	$101.9

Amortization of deferred finance costs of $0.5 million (2007 – $1.1 million, 2006 – $1.1 million) for the year are included in depreciation and amortization in the cash flow statement but in interest in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 7 and Note 13, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2005	$0.1	$276.2	$(32.0)	$88.4	$(18.3)	$314.4
Net income	—	—	—	11.4	—	11.4
Dividend ($0.08 per share) (1)	—	—	—	(1.9)	—	(1.9)
Net CTA change (2)	—	—	—	—	5.0	5.0
Derivatives (3)	—	—	—	—	0.3	0.3
Treasury stock re-issued	—	0.1	2.9	—	—	3.0
Treasury stock repurchased	—	—	(15.6)	—	—	(15.6)
Stock option compensation charge (4)	—	5.4	—	—	—	5.4
Adjustment for initially applying FAS 158	—	—	—	—	(138.5)	(138.5)
Tax impact on adjustment for initially applying FAS 158	—	—	—	—	41.5	41.5

Balance at December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0
Net income	—	—	—	29.5	—	29.5
Dividend ($0.09 per share) (1)	—	—	—	(2.2)	—	(2.2)
Derivatives (3)	—	—	—	—	(0.9)	(0.9)
Treasury stock re-issued	—	(0.6)	6.5	—	—	5.9
Treasury stock repurchased	—	—	(20.0)	—	—	(20.0)
Stock option compensation charge	—	(0.3)	—	—	—	(0.3)
Two-for-one common stock split (1)	0.2	(0.2)	—	—	—	—
Cumulative effect of adoption of FIN 48 (Note 7)	—	—	—	(3.1)	—	(3.1)
Amortization of net actuarial losses (Note 6)	—	—	—	(2.0)	2.0	—
Tax impact on amortization of net actuarial losses	—	—	—	0.6	(0.6)	—
Actuarial net gains arising during the year (Note 6)	—	—	—	—	55.0	55.0
Tax impact on actuarial net gains arising during the year	—	—	—	(2.0)	(15.4)	(17.4)
Deferred taxes (5)	—	—	—	2.8	(2.8)	—

Balance at December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5
Net income	—	—	—	12.5	—	12.5
Dividend ($0.10 per share) (1)	—	—	—	(2.4)	—	(2.4)
Net CTA change (2)	—	—	—	—	(15.8)	(15.8)
Derivatives (3)	—	—	—	—	(0.9)	(0.9)
Treasury stock re-issued	—	(0.4)	3.8	—	—	3.4
Treasury stock repurchased	—	—	(10.5)	—	—	(10.5)
Stock option compensation charge	—	2.3	—	—	—	2.3
Actuarial net losses arising during the year (Note 6)	—	—	—	—	(42.8)	(42.8)
Tax benefit on actuarial net losses arising during the year	—	—	—	—	12.0	12.0

Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3

(1)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.
(2)	Changes in cumulative translation adjustment.
(3)	Changes in unrealized gains/ (losses) on derivative instruments, net of tax.
(4)	Following adoption of FAS 123R effective January 1, 2006 a stock option liability of $3.0 million accrued under APB 25 was reclassified to Additional Paid-In Capital.
(5)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $138.5 million ($97.0 million net of deferred taxes) previously recognized in other comprehensive loss.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(in millions)

Total comprehensive (loss)/income for the years ended December 31	2008	2007	2006
Net income for the year	$12.5	$29.5	$11.4
Changes in cumulative translation adjustment	(15.8)	—	5.0
Unrealized (losses)/gains on derivative instruments, net of tax	(0.9)	(0.9)	0.3
Amortization of net actuarial losses, net of tax of $0.6 million	—	1.4	—
Actuarial net (losses)/gains arising during the year, net of tax	(30.8)	39.6	—

Total comprehensive (loss)/income	$(35.0)	$69.6	$16.7

ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)

Accumulated other comprehensive loss for the years ended December 31	2008	2007	2006
Cumulative translation adjustment	$(29.2)	$(13.4)	$(13.4)
Unrealized (losses)/gains on derivative instruments, net of tax of $0.6 million, $0.2 million and $0.2 million, respectively	(1.4)	(0.5)	0.4
Unrecognized actuarial net losses, net of tax of $34.7 million, $22.7 million and $41.5 million, respectively	(89.6)	(58.8)	(97.0)

Accumulated other comprehensive loss	$(120.2)	$(72.7)	$(110.0)

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Innospec develops, manufactures, blends and markets fuel additives and other specialty chemicals. Our products are sold primarily to oil refineries and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets. Principal product lines and reportable segments are Fuel Specialties, Active Chemicals and Octane Additives.

See Note 3 for financial information on the Company’s reportable segments.

See Note 9 for the accounting in respect of sales and marketing agreements with Ethyl.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets: Goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment testing of the goodwill relating to the Fuel Specialties and Active Chemicals businesses is December 31. Octane Additives business goodwill is tested for impairment at the end of each quarter. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. The impairment tests of the goodwill relating to the Fuel Specialties and Active Chemicals businesses indicated that there is no requirement to recognize an impairment charge in respect of this goodwill. Other intangible assets deemed to have finite lives continue to be amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments: The Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. FAS 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and, requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting under FAS 133, are recognized in earnings. Derivatives are tested for effectiveness on a quarterly basis. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company employs interest rate swaps which convert floating rate debt on $50.0 million of the senior term loan to fixed rate. These have been designated as cash flow hedges of the underlying variable rate obligation. These have been tested for effectiveness using the dollar offset method. At the end of the term of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. The interest rate swaps have been recorded as a non-current liability in the balance sheet. At December 31, 2008 the Company had hedged the price of 3,101 metric tonnes of one of its key raw materials using commodity swaps. These swaps have maturity dates between 1 and 12 months and as at December 31 2008 the market value of the swaps to the Company was a loss of $1.3 million. These swaps have been designated as qualifying for hedge accounting. At the end of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. These commodity swaps have been recorded as a non-current liability in the balance sheet.

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

Revenue Recognition: The Company supplies products to customers from its various manufacturing sites, and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when the transfer of legal title, which is defined and generally accepted in the standard terms and conditions, arises between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping. The Company recognized the total revenue from Octane Additive sales under the Ethyl agreements. The 32% compensation which was paid to Ethyl was recognized in cost of goods sold. A component of Ethyl’s share of net proceeds was an amount recoverable from Ethyl that was calculated annually in arrears. The Company recognized this quarterly based on best current estimates of the expected outcome. See Note 9 for the accounting in respect of sales and marketing agreements with Ethyl.

Components of Net Sales: All amounts billed to customers relating to shipping and handling are classified as net sales. Shipping and handling costs incurred by the Company are classified as cost of goods sold.

Components of Cost of Goods Sold: Cost of goods sold is comprised of raw material costs including inbound freight, duty and non-recoverable taxes, inbound handling costs associated with the receipt of raw materials, packaging materials, manufacturing costs including labor costs, maintenance and utility costs, plant and engineering overheads, warehousing and outbound shipping costs and handling costs. Inventory losses and provisions and the costs of customer claims are also recognized in the cost of goods line item. The 32% compensation which was paid to Ethyl was recognized in cost of goods sold (see Note 9 for the accounting in respect of sales and marketing agreements with Ethyl).

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

Foreign Currencies: The Company’s policy is that exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur. In these entities gains or losses on monetary assets relating to currencies other than the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollar are taken to the income statement. Gains or losses on foreign currency transactions are included in other net (expense)/income in the income statement and were $6.3 million net loss, $8.2 million net gain and $6.5 million net gain in 2008, 2007 and 2006, respectively.

Share Based Compensation Plans: Effective January 1, 2006 the Company adopted the provisions of FAS 123R, Share-Based Payment, which requires employee stock options to be accounted for under the fair value method. Accordingly share-based compensation is now measured at the grant date based on the fair value of the options. Prior to January 1, 2006 the Company accounted for employee stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and provided the required pro forma disclosures prescribed by FAS 123, Accounting for Stock-Based Compensation, and FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, for fixed awards, when the exercise price of employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. The Company adopted FAS 123R using the modified prospective transition method. Under this method the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the option.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 23, 2008 the Company announced a further streamlining of its business into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in the world. The Company is moving to an integrated regional model running its growth businesses as one streamlined business operating across three geographical regions – Americas, EMEA (i.e. Europe, Middle East and Africa), and ASPAC (i.e. Asia-Pacific). The Company will report its financial performance based on the segments contained within this integrated regional model when the Chief Operating Decision Maker reviews the Company’s operating results primarily on this basis.

In 2008 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $84.6 million (13%) of net group sales. In 2007 Shell accounted for 11% of net group sales and in 2006 no single customer accounted for more than 10% of net group sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2008	2007	2006
Net sales
Fuel Specialties	$440.9	$374.6	$311.3
Active Chemicals	138.3	133.8	120.4
Octane Additives	61.3	94.0	100.4

	$640.5	$602.4	$532.1

Gross profit
Fuel Specialties	$145.6	$124.7	$106.2
Active Chemicals	12.5	24.6	22.7
Octane Additives	28.3	48.1	57.8

	$186.4	$197.4	$186.7

Operating income
Fuel Specialties	$80.0	$63.6	$45.7
Active Chemicals	(5.0)	6.1	5.8
Octane Additives	1.2	19.9	34.5
FAS 158/87 pension (charge)	(2.3)	(4.6)	—
Corporate costs	(24.9)	(22.0)	(22.1)
Restructuring charge	(2.1)	(3.0)	(4.5)
Impairment of Octane Additives business goodwill	(3.7)	(12.1)	(36.7)
Profit on disposals (net)	0.4	—	9.2

Total operating income	$43.6	$47.9	$31.9

Identifiable assets at year end
Fuel Specialties	$247.9	$216.7
Active Chemicals	104.2	124.2
Octane Additives	124.6	206.8
Corporate	17.6	3.4

	$494.3	$551.1

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, corporate secretary, legal fees and investor relations;

•	running the corporate offices in the U.S. and Europe;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the corporate development function since they do not relate to the current trading activities of our other business segments; and

•	the corporate share of the information technology, accounting and human resources departments.

Sales by geographic area are reported by source (where the transaction originates) and by destination (where the final sale to customers is made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2008	2007	2006
Net sales by source
United States	$222.9	$192.8	$167.1
United Kingdom	383.2	333.6	307.6
Rest of Europe	115.6	154.6	144.9
Other	0.8	0.4	2.1
Sales between areas	(82.0)	(79.0)	(89.6)

	$640.5	$602.4	$532.1

Net sales by destination
United States	$236.6	$210.9	$173.7
United Kingdom	22.2	25.1	22.8
Rest of Europe	240.5	205.1	189.0
Other	141.2	161.3	146.6

	$640.5	$602.4	$532.1

Income before income taxes
United States	$10.0	$22.1	$38.8
United Kingdom	7.8	25.7	13.7
Rest of Europe	4.5	13.3	17.4
Other	0.2	(1.3)	(1.4)
Impairment of Octane Additives business goodwill	(3.7)	(12.1)	(36.7)

	$18.8	$47.7	$31.8

Long-lived assets at year end
United States	$9.4	$8.9
United Kingdom	33.9	45.9
Rest of Europe	10.2	11.4

	$53.5	$66.2

Identifiable assets at year end
United States	$111.7	$82.1
United Kingdom	183.4	227.5
Rest of Europe	50.4	89.2
Other	0.6	0.5
Goodwill	148.2	151.8

	$494.3	$551.1

Note 4.    Share Based Compensation Plans

The Company has five stock option plans, four of which expired by their respective terms in May 2008 at the end of their 10 year life. The Company submitted new plans for stockholder approval to replace those that expired and requested approval to reserve common stock for issuance under each of those plans. Two of these plans provide for the grant of stock options

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2008	2007	2006
Dividend yield	0.5%	0.3%	0.4%
Expected life	4 years	4 years	4 years
Volatility	50.1%	48.9%	43.5%
Risk free interest rate	2.73%	4.47%	4.26%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2008	1,104,893	$3.56
Granted – at discount	178,923	$—	$14.46
– at market value	66,472	$20.29	$7.81
Exercised	(349,830)	$5.28
Forfeitures	(15,160)	$—
Expired	(1,717)	$13.23

Options outstanding at December 31, 2008	983,581	$3.47

The following table summarizes information about options outstanding at December 31, 2008:

Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested at December 31, 2008	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0-$5	746,781	6.72	$0.14	64,226	3.59	$1.68
$5-$10	140,162	4.09	$8.42	90,410	2.42	$7.57
$10-$15	2,300	5.36	$11.50	2,300	5.36	$11.50
$20-$25	66,472	9.15	$20.29	—	—	$—
$25-$30	27,866	8.15	$27.09	—	—	$—

	983,581			156,936

The aggregate intrinsic value of fully vested stock options is $0.4 million. Of the 156,936 stock options that are exercisable, 30,460 have performance conditions attached. The total compensation cost for 2008 and 2007 was $4.1 million and $3.3 million, respectively. The total compensation cost related to nonvested stock options not yet recognized at December 31, 2008 is $6.2 million and this cost is expected to be recognized over the weighted-average period of 2.46 years.

We have not modified any stock option awards in 2008, 2007 or 2006. The total intrinsic value of options exercised in 2008 and 2007 was $1.3 million and $1.9 million, respectively. The amount of cash received from the exercise of stock option awards in 2008, 2007 and 2006 was $1.8 million, $4.1 million and $3.0 million, respectively. The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During 2008 and 2007 the new total fair value of shares vested was $1.2 million and $2.2 million, respectively.

The total options vested in 2008 were 264,588 (2007 – 328,660, 2006 – 276,584).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An additional long term incentive plan designed to reward selected executives for delivering exceptional performance was recommended by the Compensation Committee, working with its advisors, and approved by the Board of Directors. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the three years from January 2008 to December 2010. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan, of $12 million in respect of the current participants, will be payable for an out-performance versus the Russell 2000 Index of 30%. No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the three year period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A corresponding compensation charge and liability of $0.1 million was recognized in 2008.

The following assumptions were used in the Monte Carlo model:

	2008	2007	2006
Dividend yield	1.7%	0.3%	0.4%
Volatility	80.2%	48.9%	43.5%
Risk free interest rate	1.00%	4.47%	4.26%

Note 5.     Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2008	2007	2006
Numerator (in millions):
Net income available to common stockholders	$12.5	$29.5	$11.4

Denominator (in thousands):
Weighted average common shares outstanding	23,595	23,920	24,141
Dilutive effect of stock options and awards	796	918	1,198

Denominator for diluted earnings per share	24,391	24,838	25,339

Net income per share, basic:
Net income available to common shares	$0.53	$1.23	$0.47

Net income per share, diluted:
Net income available to common shares	$0.51	$1.19	$0.45

In 2008, 2007 and 2006 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 98,880, 17,729 and 4,125, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.     Pension Plans

The Company’s principal pension arrangement is a contributory defined benefit pension plan (“the Plan”) covering a number of its current and former employees in the United Kingdom though it does also have other much smaller pension arrangements in the United Kingdom and overseas. The Plan is closed to new entrants without trustee discretion. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The Plan’s assets are invested by two investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents.

The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions from January 1, 2004 to January 1, 2007 were at 5% and 22.6%, respectively, of pensionable pay. From January 1, 2007, employee and employer contributions were at 7% and 29%, respectively. In addition, since March 2007, the Company has been contributing £1.5 million per calendar year in accordance with a 10 year deficit recovery plan. From January 1, 2008, employee and employer contributions remained at 7% and 29% though employee contributions were paid by the employer through a salary sacrifice arrangement. The estimated level of Company contributions into the Plan for 2009 is $5.8 million.

A full tri-annual actuarial valuation of the Plan was performed as at December 31, 2005 and an update performed as at December 31, 2008, 2007 and 2006, the results of which are reflected in these consolidated financial statements. At December 31, 2008 the underlying plan asset value and PBO were $557.4 million and $571.2 million, respectively, resulting in a deficit of $13.8 million. A full tri-annual actuarial valuation of the Plan as at December 31, 2008 will be performed in 2009. The results of this valuation will be reflected in the consolidated financial statements as at December 31, 2009.

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

The Company had previously used a measurement date of October 5. Accordingly, accounting and disclosure for the Plan had been as at and for the 12 months ending October 5. In

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with FAS 158 the net pension charge of $1.5 million for the transition period of three months to December 31, 2006 has been included in the total reduction to equity of $97.0 million.

(in millions)	12 months to December 31 2008	12 months to December 31 2007	3 months to December 31 2006	12 months to October 5 2006
Plan net pension charge:
Service cost	$5.3	$5.4	$1.3	$5.0
Interest cost on PBO	45.7	45.7	10.5	39.7
Expected return on plan assets	(48.7)	(48.5)	(11.2)	(44.7)
Amortization of net actuarial losses	—	2.0	0.9	—

	$2.3	$4.6	$1.5	$—

Plan assumptions:
Discount rate	6.50%	5.80%	5.10%	5.00%
Rate of increase in compensation levels	3.75%	3.95%	3.55%	3.55%
Rate of return on plan assets – overall	6.20%	5.45%	5.25%	5.30%
Rate of return on plan assets – equity securities	7.80%	7.50%	7.60%	8.50%
Rate of return on plan assets – debt securities	5.10%	4.60%	4.60%	4.60%

Plan asset allocation by category:
Equity securities	22%	29%	32%	29%
Debt securities	76%	71%	67%	70%
Other	2%	—	1%	1%

	100%	100%	100%	100%

The discount rate used represents the annualized yield on medium and longer term AA rated corporate bonds in the United Kingdom and has been determined by reference to the iBoxx corporate bond index published by International Index Company. The rate of increase in compensation levels assumes that real salary growth in Innospec will be restricted to 0.75% above an assumed level of price inflation of 3.0%. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $19 million and the net pension charge for 2009 by approximately $1.4 million.

The current investment strategy of the Plan is to obtain an asset allocation of 70% in favor of debt securities and 30% equity securities in order to achieve a more predictable return on assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected net pension charge for the year ending December 31, 2009 is as follows:

(in millions)
Service cost	$3.5
Interest cost on PBO	35.9
Expected return on plan assets	(33.5)

$5.9

The following benefit payments, which reflect expected future service as appropriate, are expected to be made:

(in millions)
2009	$36.5
2010	$37.7
2011	$38.8
2012	$40.0
2013	$41.1
2014 – 2018	$224.6

Company contributions to defined contribution schemes during 2008 were $2.8 million (2007 – $3.0 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	12 months to December 31 2008	12 months to December 31 2007
Change in PBO
Opening balance	$854.3	$897.9
Interest cost	45.7	45.7
Service cost	5.3	5.4
Contributions by participants	—	1.0
Benefits paid	(46.1)	(51.1)
Actuarial (gains)/losses	(66.3)	(58.5)
Exchange effect	(221.7)	13.9

Closing balance	571.2	854.3

Fair value of plan assets
Opening balance	889.1	875.4
Actual benefits paid	(46.1)	(51.1)
Actual contributions by employer	7.5	7.6
Actual contributions by participants	—	1.0
Actual return on assets	(74.0)	43.1
Exchange effect	(219.1)	13.1

Closing balance	557.4	889.1

Plan assets excess/(deficit) over PBO	(13.8)	34.8
Unrecognized net loss	124.3	83.5
Amortization of net actuarial losses	—	(2.0)
Amount recognized in other comprehensive loss	(124.3)	(81.5)

Pension asset/(liability)	$(13.8)	$34.8

The accumulated benefit obligation for the Plan was $555.9 million and $826.3 million at December 31, 2008 and 2007, respectively.

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

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2007	$2.3	$33.4	$35.7
Additions related to tax positions taken in the current period	—	1.5	1.5
Additions for tax positions of prior periods	1.4	1.0	2.4
Exchange effect	0.1	1.7	1.8
Settlements	—	(1.4)	(1.4)

Closing balance at December 31, 2007	3.8	36.2	40.0
Current	(1.7)	(10.9)	(12.6)

Non-current	$2.1	$25.3	$27.4

Opening balance at January 1, 2008	$3.8	$36.2	$40.0
Additions related to tax positions taken in the current period	—	2.2	2.2
Additions for tax positions of prior periods	0.7	11.6	12.3
Reductions for tax positions of prior periods	—	(9.5)	(9.5)
Exchange effect	(0.5)	(5.7)	(6.2)
Settlements	(0.5)	(3.5)	(4.0)

Closing balance at December 31, 2008	3.5	31.3	34.8
Current	(1.7)	(7.5)	(9.2)

Non-current	$1.8	$23.8	$25.6

All of the $34.8 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at December 31, 2008, the Company’s subsidiaries in France, Germany and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in other major tax jurisdictions are open to examination including France (2005 onwards), Germany (2002 onwards), Switzerland (2007 onwards) and the United Kingdom (2002 onwards). We are currently under examination in various foreign jurisdictions.

The sources of income before income taxes were as follows:

(in millions)	2008	2007	2006
Domestic (U.S.)	$10.0	$22.2	$20.2
Foreign	8.8	25.5	11.6

	$18.8	$47.7	$31.8

The components of income tax charges are summarized as follows:

(in millions)	2008	2007	2006
Current:
Federal	$5.6	$16.9	$5.9
Foreign	1.4	7.7	15.5

	$7.0	$24.6	$21.4

Deferred:
Federal	$4.5	$(6.4)	$0.5
Foreign	(5.2)	—	(1.5)

	(0.7)	(6.4)	(1.0)

	$6.3	$18.2	$20.4

Cash payments/(receipts) for income taxes were $24.6 million, $22.7 million and $(0.7) million during 2008, 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusion	47.6	5.6	—
Impairment of Octane Additives business goodwill	7.1	8.9	40.4
Foreign tax credit	(21.3)	(73.9)	(29.5)
FAS 158/87 pension charge	(18.2)	(1.0)	(6.2)
Foreign tax rate differential	(15.2)	(4.6)	(5.0)
Unrecognized net operating losses	(10.0)	(2.1)	(31.6)
Permanent tax adjustments	(8.9)	9.8	7.3
Amortization	(4.2)	—	(0.4)
Tax (credit)/charge from previous years	22.0	(14.6)	4.2
Dividend inclusion	—	80.0	47.1
Other items and adjustments (net)	(0.4)	(4.9)	2.9

	33.5%	38.2%	64.2%

Significant factors affecting the variation to the statutory rate include the use of tax losses for which no deferred tax asset was recognized and foreign income inclusion net of foreign tax credits. The $3.7 million charge in respect of the impairment of Octane Additives business goodwill has no cash or taxation impact and represents a further factor in the variation from the U.S. federal statutory rate. The mix of taxable profits generated in the different geographical localities in which the Group operates had a positive impact on the effective tax rate in 2008 partially offset by foreign income inclusions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are as follows:

(in millions)	2008	2007
Deferred tax assets:
Excess of tax over book basis in property, plant and equipment	$2.9	$3.8
Net operating loss carry forwards	2.6	3.6
Pension liability	4.1	—
Goodwill amortization	—	2.9
Foreign tax credits	5.4	6.5
Other	10.0	4.2

	25.0	21.0
Valuation allowance	(7.3)	(8.8)

Total deferred tax assets	17.7	12.2

Deferred tax liabilities:
Pension asset	—	(9.7)
Intangible assets	(5.2)	(5.9)
Other	(1.9)	(4.0)
Goodwill amortization	(3.4)	—

	(10.5)	(19.6)

Total net deferred asset/(liability)	$7.2	$(7.4)

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2008	2007
At January 1	$(8.8)	$(1.0)
Change in foreign tax credits	1.1	(6.5)
Change in net operating loss carry forwards	0.4	(1.3)

At December 31	$(7.3)	$(8.8)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2008, the Company considers it more likely than not that no valuation allowance is required for $0.7 million (2007 – $1.3 million) of its net operating loss carry forwards and that a full valuation allowance is required against its foreign tax credits carry forwards. The net operating loss carry forwards arose in 2008 and were generated in Germany as a result of losses in the year. It is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved and there is no time limitation to use these losses. Should it be determined in the future that it is no longer more likely than not that these assets will be realized an additional valuation allowance would be required and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not made provision for deferred tax on unremitted earnings from overseas subsidiaries on the grounds that they will not be remitted as they are required in the entities concerned or will continue to be used to fund further investment into other territories. The amount of unremitted earnings at December 31, 2008 and 2007 was approximately $691 million and $805 million, respectively. Any determination of the potential amount of unrecognized deferred taxes is not practicable due to the complexities associated with its hypothetical calculation.

Note 8.    Goodwill

Goodwill comprises the following:

(in millions)	Fuel Specialties	Active Chemicals	Octane Additives	Total
Gross cost – at January 1, 2007	$117.2	$30.4	$314.3	$461.9
Exchange effect	0.1	—	—	0.1
Impairment	—	—	(12.1)	(12.1)

Gross cost – at December 31, 2007	117.3	30.4	302.2	449.9

Accumulated amortization – at January 1 and December 31, 2007	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2007	$109.0	$30.1	$12.7	$151.8

Gross cost – at January 1, 2008	117.3	30.4	302.2	449.9
Exchange effect	0.1	—	—	0.1
Impairment	—	—	(3.7)	(3.7)

Gross cost – at December 31, 2008	117.4	30.4	298.5	446.3

Accumulated amortization – at January 1 and December 31, 2008	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2008	$109.1	$30.1	$9.0	$148.2

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

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as of December 31 each year. In reviewing for any impairment charge the fair value of the reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best estimates at that time. At December 31, 2008 we had $139.2 million of goodwill relating to our Fuel Specialties and Active Chemicals

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses. At this date we performed annual impairment reviews and concluded that there has been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment reviews performed during 2008, 2007 and 2006 impairment charges of $3.7 million, $12.1 million and $36.7 million, respectively, were recognized. These charges are non-cash in nature and have no impact on taxation. There is $9.0 million of goodwill remaining at December 31, 2008 which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012.

We believe that the assumptions used in our annual and quarterly impairment reviews are reasonable, but that they are judgmental, and that variations in any of the assumptions may result in materially different calculations of impairment charges, if any. At December 31, 2008, the sum of the fair values of our reporting units was in excess of the Company’s market capitalization (based upon our stock price at the same date) due primarily to an estimated control premium. The control premium reflects the fact that management has access to information, such as future projections, and the power to make investment, financing and resource allocation decisions. Management do not believe that any further goodwill impairment charges are required to be recognized in addition to those already recognized in respect of the Octane Additives reporting unit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.     Intangible Assets

Intangible assets comprise the following:

(in millions)	2008	2007
Gross cost
– Ethyl	$22.1	$28.4
– Veritel	60.6	60.6
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9
– Other	0.3	0.3

	109.0	115.3

Accumulated amortization
– Ethyl	(8.9)	(4.2)
– Veritel	(60.6)	(60.6)
– Technology	(3.2)	(2.5)
– Customer relationships	(6.6)	(5.0)
– Patents	(1.1)	(0.9)
– Other	(0.3)	(0.2)

	(80.7)	(73.4)

	$28.3	$41.9

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements (“TMAs”) to market and sell tetra ethyl lead (“TEL”). In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value was attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additives business segment was being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives business segment. An amortization charge of $4.7 million was recognized in 2008 (2007 – $4.2 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Veritel

An intangible asset of $60.6 million was recognized in 2001, and amortized straight-line to December 31, 2007, in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. The asset was fully amortized as at December 31, 2007 and December 31, 2008. No amortization was recognized in 2008 (2007 – $10.0 million).

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

Customer relationships

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC), the Company recognized an intangible asset totaling $7.1 million, $4.2 million of which was in relation to customer lists acquired. This asset has an expected life of thirteen years and will be amortized on a straight-line basis over this period. No residual value is anticipated.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset amortization expense was $7.4 million, $16.9 million and $12.7 million in 2008, 2007 and 2006, respectively.

Future amortization expense is estimated to be $4.7 million per annum for the four years to 2012.

Note 10.     Deferred Finance Costs

The Company entered into a three and one half year finance facility on December 13, 2005. On February 6, 2009 we entered into a new three-year finance facility. This new finance facility replaced the previous finance facility which was in place at December 31, 2008 (see Note 13).

In 2008 and 2006, $0.6 million and $0.5 million of refinancing costs were capitalized, respectively. These will be amortized over the expected life of the relevant finance facility using the effective interest method.

(in millions)	2008	2007
Gross cost	$3.1	$2.6
Accumulated amortization	(2.6)	(2.1)
Exchange effect	—	(0.2)

	$0.5	$0.3

Amortization expense was $0.5 million, $1.1 million and $1.1 million in 2008, 2007 and 2006, respectively. The charge is included in interest expense (see Note 2).

Note 11.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2008	2007
Land	$6.8	$8.3
Buildings	5.0	5.0
Equipment	97.3	100.3
Work in progress	4.1	5.8

	113.2	119.4
Less accumulated depreciation	(59.7)	(53.2)

	$53.5	$66.2

Of the total net book value of equipment at December 31, 2008 and 2007 no amounts are in respect of assets held under capital leases.

Depreciation charges were $15.1 million, $13.3 million and $13.6 million in 2008, 2007 and 2006, respectively.

The estimated additional cost to complete work in progress is $1.4 million (2007 – $1.6 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Plant Closure Provisions

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

Movements in the provisions are summarized as follows:

(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1, 2007	$3.8	$0.3	$23.7	$27.8
Charge for the period	0.5	2.5	1.3	4.3
Expenditure	(2.0)	(2.2)	(1.7)	(5.9)
Exchange effect	0.1	—	0.5	0.6

Total at December 31, 2007	2.4	0.6	23.8	26.8
Due within one year	(1.9)	(0.3)	(2.2)	(4.4)

Balance at December 31, 2007	$0.5	$0.3	$21.6	$22.4

Total at January 1, 2008	$2.4	$0.6	$23.8	$26.8
Charge for the period	0.9	1.2	2.8	4.9
Expenditure	(1.6)	(1.7)	(1.6)	(4.9)
Exchange effect	(0.1)	0.1	0.1	0.1

Total at December 31, 2008	1.6	0.2	25.1	26.9
Due within one year	(1.5)	—	(2.6)	(4.1)

Balance at December 31, 2008	$0.1	$0.2	$22.5	$22.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.9 million was recognized in respect of a reduction in EMEA ($0.7 million) and Americas ($0.2 million) headcount.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Remediation expenditure against provisions was $1.6 million, $1.7 million and $1.3 million in 2008, 2007, and 2006, respectively.

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in 2008 was $2.3 million. This charge was increased in 2008 by $0.5 million in respect of an increase in the scope and cost of future activities to be performed in the light of findings from projects carried out.

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

Note 13.     Long-Term Debt

Long-term debt consists of the following:

(in millions)	2008	2007
Senior term loan	$55.0	$75.0
Revolving credit	18.0	6.0

	73.0	81.0
Less current portion	(73.0)	(20.0)

	$—	$61.0

On December 13, 2005 the Company entered into a finance facility with a syndicate of banks for a term loan of $100 million, repayable over three and one half years, and revolving credit

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility of $100 million. Of this term loan $10 million, $15 million and $20 million was repaid on July 31, 2006, January 31, 2007, and January 31, 2008, respectively. A final repayment of $55 million was due on June 12, 2009. The revolving credit facility was due to expire on June 12, 2009 when the finance facility was due to expire. As of December 31, 2008, the Company had $73.0 million of debt outstanding under this finance facility and was in compliance with all financial covenants therein. The facility was secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries. The weighted average rate of interest on borrowings was 5.2% at December 31, 2008 and 5.6% at December 31, 2007.

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at December 31, 2008.

The Company’s new finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The new facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our business, properties, assets, financial condition or results of operations. The new facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the new facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITDA. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility.

Payments of interest on long-term debt were $3.8 million, $6.4 million and $9.3 million in 2008, 2007 and 2006, respectively.

The net cash outflow in respect of refinancing costs was $0.4 million and $0.5 million in 2008 and 2006, respectively.

No assets held under capital leases were capitalized during 2008 (2007 – $nil). No capital repayments were made during 2008 (2007 – $0.1 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.     Deferred Income

Movements in deferred income are summarized as follows:

(in millions)	2008	2007
Deferred income	$0.9	$0.9
Less: current portion	(0.1)	(0.1)

	$0.8	$0.8

Deferred income relates to $0.8 million of post acquisition government grants received by Innospec Leuna GmbH and $0.1 million of government grants and advance rental payments received by Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited).

Note 15.     Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2008	2007	2006	2008	2007	2006
At January 1	29,555	29,555	29,555	5,777	5,749	4,904
Exercise of options	—	—	—	(354)	(786)	(405)
Stock purchases	—	—	—	533	814	1,250

At December 31	29,555	29,555	29,555	5,956	5,777	5,749

At December 31, 2008, the Company had authorized common stock of 40,000,000 shares (December 31, 2007 – 40,000,000). Issued shares at December 31, 2008, were 29,554,500 (December 31, 2007 – 29,554,500) including treasury stock of 5,956,384 shares (December 31, 2006 – 5,777,417).

Note 16.     Fair Value of Financial Instruments

Effective January 1, 2008 the Company partially adopted FAS 157, Fair Value Measurements in respect of our pension plan assets and derivative instruments and this had no material impact on the Company’s financial statements. The fair values of our pension plan assets and derivative instruments are valued based on quoted prices available in active markets for identical assets or liabilities (level 1 measurement) and have not changed on adoption of FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 permits companies that have not already issued either interim or annual financial statements reflecting its adoption to delay the effective adoption date in respect of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FAS 157. Non-financial assets and non-financial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in FAS 159. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-recurring, non-financial assets and liabilities for which FAS 157 has been deferred for adoption by the Company are property, plant and equipment, goodwill, intangible assets and plant closure provisions. The Company does not believe that the adoption of FAS 157 for non-recurring, non-financial assets and liabilities will have a material impact on its financial statements.

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

Effective January 1, 2008, the Company adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. The Company chose not to implement this option and accordingly the adoption of FAS 159 had no material impact on the Company’s financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s financial instruments at December 31, 2008 and 2007:

	2008		2007
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-derivatives:
Cash and cash equivalents	$13.9	$13.9	$24.3	$24.3
Long-term debt (including current portion)	73.0	73.0	81.0	81.0
Derivatives (all level 1 measurement):
Interest rate swaps	(0.7)	(0.7)	(0.5)	(0.5)
Foreign exchange contracts	(12.3)	(12.3)	(0.4)	(0.4)
Commodity swaps	$(1.3)	$(1.3)	$(0.5)	$(0.5)

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: The carrying amount of long-term borrowings at variable interest rates approximates fair value.

Derivatives: The fair value of derivatives that relates to interest rate swaps, foreign exchange contracts and commodity swaps was estimated based on current settlement prices and comparable contracts using current assumptions.

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2008	2007
Balance at January 1	$(1.0)	$0.4
Change in fair value	(1.0)	(1.4)

Balance at December 31	$(2.0)	$(1.0)

The interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying floating rate debt obligations that stood at $73.0 million at December 31, 2008. All of the swaps mature on June 12, 2009.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material price volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at December 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest rate and commodity hedges were determined to be effective and consequently the unrealized loss of $2.0 million in 2008 (2007 – $1.0 million loss) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2008 and 2007 and accordingly no gain or loss was recognized in earnings in either period. The Company does not expect any significant portion of the loss to be reclassified into earnings in the next 12 months.

Foreign exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts is largely due to changes in exchange rates against the U.S. dollar. The U.S. dollar has strengthened significantly against other major currencies in the latter part of 2008.

Note 17.     Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign exchange exposures and raw material pricing exposures.

The Company uses interest rate swaps, floors, collar and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts are used to calculate interest to be paid or received and do not represent the amount of exposure to credit loss.

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at December 31, 2008 and 2007 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$20.0	4.7675%	June 12, 2009
	$15.0	4.7800%	June 12, 2009
	$15.0	4.7550%	June 12, 2009

The Company has hedged the price of certain raw materials with commodity swaps. As at December 31, 2008 and 2007 the Company had the following summarized commodity swaps:

	2008		2007
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 3,101 tonnes	$(1.3)	$(1.3)
Notional quantity – 450 tonnes			$(0.5)	$(0.5)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 12 months at the date of inception. At December 31, 2008, the fair value of outstanding foreign currency forward exchange contracts amounted to a $12.3 million loss (2007 – $0.4 million loss).

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

Note 18.     Commitments and Contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $2.2 million in 2008, $2.1 million in 2007 and $1.9 million in 2006. Future commitments under non-cancellable operating leases are as follows:

(in millions)
2009	$1.5
2010	1.3
2011	1.0
2012	0.6
2013	0.4
Thereafter	2.1

$6.9

Commitments in respect of environmental remediation obligations are disclosed in Note 12.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating primarily to the OFFP, but also relating to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In a co-ordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra-ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including the current CEO. The Company, and its officers and directors, are cooperating with the SEC and DOJ investigations.

On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee, all of whom were independent directors. (The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, but his services have been retained in an independent capacity as a member of the committee). External counsel to the Company, reporting to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. External counsel reports directly to the committee and assists in connection with communications and interactions with the SEC and DOJ.

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. The Company and its officers and directors intend to continue to co-operate with the SEC and DOJ.

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into certain contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed external legal counsel to advise and assist in relation to the investigation and the Company and its directors and officers intend to co-operate with the SFO. On October 16, 2008, the Company was further notified that the scope of the SFO’s investigation would extend to matters relating to potential bribery involving overseas commercial agents that are already in the large part the subject of the ongoing DOJ and SEC investigations.

The outcome of these investigations remains uncertain to the Company. On the facts available to us it is not yet possible to form any reasonable estimate of the potential disgorgement,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penalties and fine payments, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. The amount of any disgorgements, penalties or fines that the Company could face would depend on a number of eventual factors which are not currently known to the Company, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of co-operation provided to government authorities during the investigations.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse effect on the Company’s results of operations, financial position and/or cash flows from operating activities.

At December 31, 2007 we had accrued $3.7 million in respect of estimated probable future legal and other professional expenses and provided no additional accruals in respect of the investigations. As part of our continuing commitment to co-operate and comply with the SEC and DOJ investigations, including the request for documents set out in the DOJ letter dated March 5, 2008, we accrued a further $6.8 million during the quarter ended March 31, 2008 in respect of estimated probable future legal and other professional expenses. During the quarter ended June 30, 2008, the Company provided no additional accruals in respect of these matters.

During the quarter ended September 30, 2008 the Company accrued an additional $8.7 million in respect of estimated probable legal and other professional fees and expenses. The provision for probable future legal and other professional fees and expenses amounted to $3.4 million at December 31, 2008. These accruals are made on the basis of the Company’s then current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates.

The Company continues to keep the amount of such accrual provisions under review as it has been doing, including through working with the committee of the Board and external legal counsel and other professional advisors.

Bycosin Disposal

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control. Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-U.S. subsidiaries of Bycosin AB. Bycosin’s non-U.S. subsidiaries had been engaged in transactions and activities involving Cuban persons and entities before the acquisition of the Bycosin Group by the Company in June 2001, and such subsidiaries were continuing to engage in such transactions and activities at the time of the disposal of the non-core Fuel Specialties business and related assets in November 2004. On November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Innospec Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited (now known as Innospec Fuel Specialties Limited) as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, amongst other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately $2.9 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2008, such contingent liabilities amounted to $6.9 million.

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

Indemnities and Warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($5.2 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.     Profit on Disposals, net

(in millions)	2008	2007	2006
Profit on disposal of surplus U.S. real estate	$0.4	$—	$—
Prepaid disposal costs	—	—	(0.4)
Profit on disposal of surplus United Kingdom real estate	—	—	9.6

	$0.4	$—	$9.2

The profit on disposal of the surplus U.S. real estate relates to the sale in May 2008 of the Company’s former manufacturing site in Elmwood Park, N.J.. Prepaid disposal costs in 2006 relate to expenditure being incurred in advance of this real estate being marketed and disposed of.

The profit on disposal of surplus United Kingdom real estate relates to the sale in August 2006 of the Company’s former Fuel Technology Centre in Bletchley and sale in July 2006 of the Company’s former sports and social club.

Note 20.     Other Balance Sheet Information

The Company holds investments that are not consolidated or equity accounted since we do not have a controlling financial interest and they are not material, respectively. These investments are held at cost less provision for impairment. The principal affiliate is as follows:

Ownership interest
Ferrous Corp	46.5%

In 2007 the Company sold its 27.5% share of PotatoPak Limited for $0.1 million generating a profit of $0.1 million. In 2006 the Company sold its 20% share of Deurex and 50.0% share of Octel Chemay (Pty) Limited, both for no profit or loss.

All of the unconsolidated affiliates are privately held companies and as such quoted market prices are not available. No dividends were received during 2008, 2007 and 2006.

Note 21.     Recently Issued Accounting Pronouncements

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. This statement is effective for the Company as of January 1, 2009. The Company does not believe that the adoption of FAS 161 will have a material impact on its financial statements.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in the Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, United Kingdom (PwC), an independent registered public accounting firm, as stated in their report that is included in Item 8 of this Annual Report on Form 10-K.

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

Information under the heading “Management” set out in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 (“the Proxy Statement”) is incorporated herein by reference.

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

The current limit for the total amount of shares which can be issued or awarded under the Company’s five share option plans is 1,790,000.

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

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 20, 2009, appear on pages 52 through 97 of the 2008 Form 10-K to stockholders, are incorporated in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-laws of the Registrant. (1)

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

4.3	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

4.4	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

4.5	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (5)

4.6	Share Repurchase Plan between the Company and J.P. Morgan Securities Inc. dated February 29, 2008. (6)

10.1	Innospec Inc. 2004 Non Employee Directors’ Stock Plan. (9)

10.2	Innospec Inc. 2004 Executive Co-Investment Plan. (9)

10.3	Innospec Inc. Performance Related Stock Option Plan, as amended. (9)

10.4	Innospec Inc. Company Share Option Plan, as amended. (9)

10.5	Innospec Inc. Savings Related Share Option Scheme, as amended. (9)

10.6	Employment offer letter from The Associated Octel Company Limited to Philip J Boon. (7)

10.7	Executive Services agreement, Richard Shone. (8)

10.8	Contract of Employment, Ian McRobbie. (8)

10.9	Contract of Employment, Paul Jennings. (8)

10.10	Contract of Employment, Dr. Catherine Hessner. (11)

10.11	Contract of Employment, Andrew Hartley. (11)

10.12	Business and Asset Purchase Agreement, dated November 15, 2004, between Bycosin AB, Håkan Byström and others, and Octel Petroleum Specialties Limited. (10)

10.13	Supply Agreement, dated November 15, 2004, between Bycosin AB and Pesdo Swedcap Holdings AB. (10)

10.14	Contract of Employment, Paul W. Jennings, dated September 21, 2005. (12)

10.15	Contract of Employment, Patrick Williams, dated October 11, 2005. (13)

10.16	Contract of Employment, Ian Cleminson, dated June 30, 2006. (14)

10.17	Innospec Inc. Performance Related Stock Option Plan 2008. (15)

10.18	Innospec Inc. Company Share Option Plan 2008. (15)

10.19	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008. (15)

10.20	Innospec Inc. Sharesave Plan 2008. (15)

10.21	U.S. $150,000,000 three year Facilities Agreement dated February 6, 2009 with Lloyds TSB plc as agent, Company term loan facility of $50,000,000 and revolving loan of $100,000,000. (16)

12.1	Statement Regarding Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics. (9)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney of Directors and Officers of the Registrant. (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-12B/A.

(2)	Incorporated by reference to the Company’s Form 10-12B/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-12B/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 8-K on November 12, 1999.

(6)	Filed with the Company’s Form 8-K on March 3, 2008.

(7)	Filed with the Company’s Form 10-K on March 26, 2001.

(8)	Filed with the Company’s Form 10-K on March 28, 2003.

(9)	Filed with the Company’s Proxy Statement on March 15, 2004.

(10)	Filed with the Company’s Form 8-K on November 19, 2004.

(11)	Filed with the Company’s Form 10-K on March 31, 2005.

(12)	Filed with the Company’s Form 8-K on September 27, 2005.

(13)	Filed with the Company’s Form 8-K on October 12, 2005.

(14)	Filed with the Company’s Form 8-K on June 30, 2006.

(15)	Filed with the Company’s Proxy Statement on March 31, 2008.

(16)	Filed with the Company’s 8-K on February 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ Paul W. Jennings
(Registrant)		PAUL W. JENNINGS
Date:		President and Chief Executive Officer
February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 20, 2009:

/s/ Ian P. Cleminson	Executive Vice President and Chief Financial Officer
Ian P. Cleminson

/s/ Robert E. Bew	Chairman and Director
Dr Robert E. Bew

/s/ Hugh G. C. Aldous	Director
Hugh Aldous

/s/ Peter H. C. Fearn	Director
Peter Fearn

/s/ Martin M. Hale	Director
Martin M. Hale

/s/ James M. C. Puckridge	Director
James Puckridge

/s/ Joachim Roeser	Director
Joachim Roeser