Form 10-Q
period 2009-03-31
INNOSPEC INC.
filed 2009-05-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2009
Common Stock, par value $0.01	23,633,917

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements (covered by words like “expects”, “anticipates”, “may”, “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, all of the Company’s guidance in respect of sales, gross margins, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions, including in respect of the general business environment, regulatory actions or changes. If the risks or uncertainties materialize or assumptions prove incorrect or change, our actual performance or results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the U.S. Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions except share and per share data)	Three Months Ended March 31
	2009	2008
Net sales (Note 2)	$148.1	$168.7
Cost of goods sold	(97.9)	(117.0)

Gross profit (Note 2)	50.2	51.7
Operating expenses
Selling, general and administrative	(25.7)	(31.8)
Research and development	(3.2)	(3.7)
Restructuring charge	(1.3)	(0.5)
Amortization of intangible assets (Note 4)	(1.2)	(2.1)
Impairment of Octane Additives business goodwill (Note 5)	(0.6)	(1.1)

	(32.0)	(39.2)

Operating income (Note 2)	18.2	12.5
Other net (expense)/income	(7.1)	0.5
Interest expense	(1.7)	(1.7)
Interest income	0.1	0.4

Income before income taxes	9.5	11.7
Income taxes (Note 6)	(3.1)	(4.4)

Net income	$6.4	$7.3

Earnings per share (Note 7):
Basic	$0.27	$0.31

Diluted	$0.26	$0.30

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,603	23,680

Diluted	24,564	24,357

Dividend declared per common share (Note 8):	$0.05	$0.05

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31 2009	December 31 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35.5	$13.9
Accounts receivable (less allowance of $2.3 and $2.8, respectively)	79.8	89.9
Inventories
Finished goods	96.0	95.0
Work in progress	0.2	2.0
Raw materials	33.6	41.3

Total inventories	129.8	138.3
Prepaid expenses	3.6	4.4
Prepaid income taxes	5.5	10.1

Total current assets	254.2	256.6
Property, plant and equipment	113.6	113.2
Less accumulated depreciation	(61.8)	(59.7)

Net property, plant and equipment	51.8	53.5
Goodwill—Octane Additives (Note 5)	8.4	9.0
Goodwill—Other (Note 5)	139.2	139.2
Intangible assets (Note 4)	27.1	28.3
Deferred finance costs	3.4	0.5
Deferred income taxes	10.1	7.2

Total assets	$494.2	$494.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except per share data)	March 31 2009	December 31 2008
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52.1	$55.4
Dividend payable	1.2	—
Accrued liabilities	45.2	46.3
Short-term borrowing (Note 9)	10.0	73.0
Current portion of plant closure provisions (Note 10)	5.3	4.1
Current portion of unrecognized tax benefits (Note 6)	16.1	9.2
Current portion of deferred income	0.1	0.1

Total current liabilities	130.0	188.1
Long-term debt, net of current portion (Note 9)	63.0	—
Plant closure provisions, net of current portion (Note 10)	22.7	22.8
Unrecognized tax benefits, net of current portion (Note 6)	19.5	25.6
Pension liability (Note 3)	13.9	13.8
Other non-current liabilities	9.3	13.9
Deferred income, net of current portion	0.8	0.8
Commitments and contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	283.2	282.5
Treasury stock (5,941,028 and 5,956,384 shares at cost, respectively)	(64.7)	(64.9)
Retained earnings	136.8	131.6
Accumulated other comprehensive loss	(120.6)	(120.2)

Total stockholders’ equity	235.0	229.3

Total liabilities and stockholders’ equity	$494.2	$494.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2009	2008
Cash Flows from Operating Activities
Net income	$6.4	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.8	5.7
Impairment of Octane Additives business goodwill (Note 5)	0.6	1.1
Deferred income taxes	(2.9)	(0.1)
Changes in working capital:
Accounts receivable and prepaid expenses	9.8	2.6
Inventories	8.2	5.9
Accounts payable and accrued liabilities	(2.5)	6.1
Excess tax benefit from stock based payment arrangements	—	(1.0)
Income taxes and other current liabilities	4.5	(3.9)
Movement on plant closure provisions	1.2	(0.5)
Movement on pension asset/(liability)	0.1	(1.3)
Stock option compensation (credit)/charge	(1.3)	1.0
Movement on other non-current liabilities	(1.6)	(3.1)

Net cash provided by operating activities	27.3	19.8
Cash Flows from Investing Activities
Capital expenditures	(2.1)	(1.7)

Net cash (used in) investing activities	(2.1)	(1.7)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	5.0	(2.0)
Repayment of term loan	(55.0)	(20.0)
Receipt of term loan	50.0	—
Refinancing costs	(3.6)	—
Excess tax benefit from stock based payment arrangements	—	1.0
Issue of treasury stock	—	0.3
Repurchase of common stock	—	(7.7)

Net cash (used in) financing activities	(3.6)	(28.4)
Effect of exchange rate changes on cash	—	0.1

Net change in cash and cash equivalents	21.6	(10.2)
Cash and cash equivalents at beginning of period	13.9	24.3

Cash and cash equivalents at end of period	$35.5	$14.1

Amortization of deferred finance costs of $0.5m (2008—$0.2m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3
Net income	—	—	—	6.4	—	6.4
Dividend ($0.05 per share)	—	—	—	(1.2)	—	(1.2)
Derivatives (1)	—	—	—	—	1.1	1.1
Net CTA change (2)	—	—	—	—	(1.5)	(1.5)
Treasury stock re-issued	—	—	0.2	—	—	0.2
Stock option compensation charge	—	0.7	—	—	—	0.7

Balance at March 31, 2009	$0.3	$283.2	$(64.7)	$136.8	$(120.6)	$235.0

(1)	Changes in unrealized gains on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	2009	2008
Net income for the period	$6.4	$7.3
Changes in cumulative translation adjustment	(1.5)	1.4
Unrealized gains/(losses) on derivative instruments, net of tax	1.1	(0.8)

Total comprehensive income	$6.0	$7.9

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

It is our opinion, however, that all material adjustments have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 20, 2009.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation”, “Company”, “Registrant”, “we”, “us” and “our”, unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

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

On June 23, 2008 the Company announced a further streamlining of its business into a unified, sales-led global business focused on rapidly meeting customers’ needs anywhere in the world. The Company is moving to an integrated regional model running its growth businesses as one streamlined business operating across three geographical regions—Americas, EMEA (i.e. Europe, Middle East and Africa), and ASPAC (i.e. Asia-Pacific). The Company will report its financial performance based on the segments contained within this integrated regional model when the Chief Operating Decision Maker reviews the Company’s operating results primarily on this basis.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2009	2008
Net sales
Fuel Specialties	$113.5	$114.6
Active Chemicals	29.3	35.5
Octane Additives	5.3	18.6

	$148.1	$168.7

Gross profit
Fuel Specialties	$42.4	$39.4
Active Chemicals	5.1	4.8
Octane Additives	2.7	7.5

	$50.2	$51.7

Operating income
Fuel Specialties	$27.2	$23.6
Active Chemicals	1.2	0.1
Octane Additives	(5.8)	(3.0)
FAS 158/87 pension (charge)	(1.5)	(0.6)
Corporate costs	(1.0)	(6.0)

	20.1	14.1

Restructuring charge	(1.3)	(0.5)
Impairment of Octane Additives business goodwill	(0.6)	(1.1)

Total operating income	18.2	12.5
Other net (expense)/income	(7.1)	0.5
Interest expense	(1.7)	(1.7)
Interest income	0.1	0.4

Income before income taxes	$9.5	$11.7

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2009	2008
Depreciation
Fuel Specialties	$0.6	$0.5
Active Chemicals	1.2	1.2
Octane Additives	0.5	0.9
Corporate	0.8	0.8

	$3.1	$3.4

Amortization
Fuel Specialties	$0.6	$0.6
Active Chemicals	0.3	0.4
Octane Additives	0.3	1.1

	$1.2	$2.1

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its current and former United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended March 31
(in millions)	2009	2008
Service cost	$(0.9)	$(1.4)
Interest cost on projected benefit obligation	(8.9)	(12.2)
Expected return on plan assets	8.3	13.0

	$(1.5)	$(0.6)

At March 31, 2009, the Company has a pension liability of $13.9 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Three Months Ended March 31
(in millions)	2009	2008
Gross cost at January 1 and March 31	$109.0	$115.3

Accumulated amortization at January 1	(80.7)	(73.4)
Amortization charge	(1.2)	(2.1)

Accumulated amortization at March 31	(81.9)	(75.5)

Net book amount at March 31	$27.1	$39.8

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ethyl

An intangible asset was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement to a share of the future income under sales and marketing agreements to sell tetra ethyl lead. Commencing April 1, 2007, the amount attributable to the Octane Additives business segment was being amortized straight-line to December 31, 2010 and the amount attributable to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives business segment. An amortization charge of $0.5 million was recognized in the first quarter of 2009 (2008—$1.4 million).

Others

The remaining intangible assets of $86.9 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited), Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) and Veritel Chemicals BV. These assets are being amortized straight-line over periods of up to 13 years. An amortization charge of $0.7 million was recognized in the first quarter of 2009 (2008—$0.7 million).

NOTE 5—GOODWILL

	Three Months Ended March 31
(in millions)	2009	2008
Gross cost at January 1	$446.3	$449.9
Impairment of Octane Additives business goodwill	(0.6)	(1.1)
Exchange effect	0.3	0.3

Gross cost at March 31	446.0	449.1

Accumulated amortization at January 1	(298.1)	(298.1)
Exchange effect	(0.3)	—

Accumulated amortization at March 31	(298.4)	(298.1)

Net book amount at March 31	$147.6	$151.0

Octane Additives	$8.4	$11.6
Other	139.2	139.4

	$147.6	$151.0

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012. Effective October 1, 2008, the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012.

NOTE 6—TAXATION

On January 1, 2007, the Company adopted FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table describes changes to unrecognized tax benefits and associated accrued interest and penalties in the period:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2009	$3.5	$31.3	$34.8
Additions related to tax positions taken in the current period	—	0.6	0.6
Additions for tax positions of prior periods	0.1	0.1	0.2
Settlements	—	—	—

Closing balance at March 31, 2009	3.6	32.0	35.6
Current	(1.7)	(14.4)	(16.1)

Non-current	$1.9	$17.6	$19.5

All of the $35.6 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at March 31, 2009, the Company’s subsidiaries in France, Germany and the United Kingdom are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at March 31, 2009.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2009	2008
Numerator (millions of dollars):
Net income available to common stockholders	$6.4	$7.3

Denominator (in thousands):
Weighted average common shares outstanding	23,603	23,680
Dilutive effect of stock options and awards	961	677

Denominator for diluted earnings per share	24,564	24,357

Net income per share, basic:	$0.27	$0.31

Net income per share, diluted:	$0.26	$0.30

In the quarter ended March 31, 2009 and 2008, respectively, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 213,486 and 60,602, respectively.

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At March 31, 2009, the Company had authorized common stock of 40,000,000 shares (December 31, 2008—40,000,000). Issued shares at March 31, 2009, were 29,554,500 (December 31, 2008—29,554,500) and treasury stock amounted to 5,941,028 shares (December 31, 2008—5,956,384).

On February 23, 2009 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 6, 2009 to stockholders of record as of March 16, 2009.

The Company has five active stock option plans, two of which provide for grant of stock options to key employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis. A fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have a vesting period of 27 months to 6 years and expire within 10 years of the date of grant. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 1,790,000.

The fair value of options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2009	2008
Dividend yield	2.5%	0.5%
Expected life	4 years	4 years
Volatility	76.5%	50.1%
Risk free interest rate	1.24%	2.73%

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the quarter ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2009	983,581	$3.47
Grants—at discount	130,340	$—	$2.66
Grants—at market value	—	$—
Grants—at premium	82,217	$4.62	$1.65
Exercised	(15,356)	$—
Forfeitures	(241,284)	$0.24

Outstanding at March 31, 2009	939,498	$3.98

The following table summarizes information about options outstanding at March 31, 2009

Range of Exercise Price	Number outstanding at March 31, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at March 31, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $5	705,582	7.04	$0.69	129,856	5.24	$0.83
$ 5 - $10	140,162	3.84	$8.42	140,162	3.84	$8.42
$10 - $15	2,300	5.12	$11.50	2,300	5.12	$11.50
$20 - $25	63,588	8.90	$20.29	—	—	$—
$25 - $30	27,866	7.90	$27.09	—	—	$—

	939,498			272,318

The aggregate intrinsic value of fully vested stock options is $1.0 million. Of the 272,318 stock options that are exercisable, 96,090 have performance conditions attached. The total compensation cost for the first quarter of 2009 was a gain of $1.4 million, of which $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO (2008—$1.0 million charge). The total compensation cost related to nonvested stock options not yet recognized at March 31, 2009 is $3.3 million and this cost is expected to be recognized over the weighted-average period of 2.10 years.

In the first quarter of 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Under FAS 123(R), additional compensation cost of $0.2 million is required to be recognized for these modified stock options over the next 2 years. No stock options awards were modified in 2008.

The total intrinsic value of options exercised in the first quarter of 2009 was $0.2 million (2008—$0.9 million). The amount of cash received from the exercise of stock option awards in the first quarter of 2009 was $nil (2008—$0.3 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first quarter of 2009 the new total fair value of shares vested was $1.1 million (2008—$1.2 million).

The total options vested in the first quarter of 2009 were 175,188 (2008—256,448).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An additional long term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the three years from January 2008 to December 2010. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $4 million (2008—$12 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the three year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A credit to the compensation charge of $0.1 million, and no corresponding liability, was recognized in the first quarter of 2009 (2008—$0.2 million compensation charge and $0.2 million liability).

The following assumptions were used in the Monte Carlo model:

	2009	2008
Dividend yield	2.65%	0.47%
Volatility	77%	51%
Risk free interest rate	1.15%	2.27%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	March 31 2009	December 31 2008
Senior term loan	$50.0	$55.0
Revolving credit	23.0	18.0

	73.0	73.0
Less current portion	(10.0)	(73.0)

	$63.0	$—

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at March 31 and December 31, 2008.

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

Management believes that the Company has not breached these covenants throughout the period to March 31, 2009. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The following table presents the projected annual maturities for the next four years after March 31, 2009:

(in millions)	Term loan	Revolving credit facility	Total
2009	$—	$—	$—
2010	10.0	—	10.0
2011	15.0	—	15.0
2012	25.0	23.0	48.0

	$50.0	$23.0	$73.0

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to Corporate personnel and the Fuel Specialties and Active Chemicals businesses.

Movements in the provisions are summarized as follows:

	Q1 YTD 2009				Q1 YTD 2008 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$1.6	$0.2	$25.1	$26.9	$26.8
Charge for the period	1.3	—	0.5	1.8	1.1
Expenditure	(0.3)	—	(0.3)	(0.6)	(1.6)
Exchange effect	—	—	(0.1)	(0.1)	0.2

Total at March 31	2.6	0.2	25.2	28.0	26.5
Due within one year	(2.6)	—	$(2.7)	$(5.3)	(3.3)

Balance at March 31	$—	$0.2	$22.5	$22.7	$23.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $1.3 million was recognized in respect of the separation agreement with the former CEO who resigned on March 20, 2009 ($1.2 million) and a reduction in EMEA headcount ($0.1 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in the first quarter of 2009 was $0.5 million.

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

NOTE 11—FAIR VALUE MEASUREMENTS

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

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Non-financial assets (all level 3 measurement):
Goodwill—Octane Additives	8.4	8.4	9.0	9.0

Liabilities
Derivatives (all level 1 measurement):
Interest rate swaps	0.4	0.4	0.7	0.7
Foreign exchange contracts	8.7	8.7	12.3	12.3
Commodity swaps	0.1	0.1	1.3	1.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets and liabilities measured at fair value on a recurring basis using level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2009	$9.0
Total gains or losses (realized/unrealized) Included in earnings	(0.6)
Included in other comprehensive income	—

Balance at March 31, 2009	$8.4

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2009	2008
Balance at January 1	$(2.0)	$(1.0)
Change in fair value	1.5	(0.2)

Balance at March 31	$(0.5)	$(1.2)

The interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying floating rate debt obligations that stood at $73.0 million at March 31, 2009. All of the swaps mature on June 12, 2009.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material price volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at March 31, 2009 and December 31, 2008.

The interest rate and commodity hedges were determined to be effective and consequently the unrealized loss of $0.5 million at March 31, 2009 (2008—$1.2 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2009 and 2008 and accordingly no gain or loss was recognized in earnings in either period. The Company expects the unrealized loss of $0.5 million at March 31, 2009 to be reclassified into earnings in the next 12 months.

Foreign exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts is largely due to changes in exchange rates against the U.S. dollar. The U.S. dollar strengthened significantly against other major currencies in the latter part of 2008.

NOTE 12—DERIVATIVE INSTRUMENTS

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at March 31, 2009 and December 31, 2008 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$20.0	4.7675%	June 12, 2009
	$15.0	4.7800%	June 12, 2009
	$15.0	4.7550%	June 12, 2009

The Company has hedged the price of certain raw materials with commodity swaps. As at March 31, 2009 and December 31, 2008 the Company had the following summarized commodity swaps:

	March 31, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—3,101 tonnes			$(1.3)	$(1.3)
Notional quantity—2,666 tonnes	$(0.1)	$(0.1)

These derivative instruments have been classified as cash flow hedging relationships according to the provisions of FAS 133. In accordance with FAS 133, their effectiveness has been tested and determined to be effective at March 31, 2009. The impact on the income statement for the first quarter is summarized below:

(in millions)	Gain/(loss) recognized in OCI on derivative	Location of gain/(loss) reclassified from accumulated OCI into income	Amount of gain/(loss) reclassified from accumulated OCI into income
Interest rate contracts	$—	Interest income/(expense)	$(0.3)
Commodity contracts	(0.7)	Cost of goods sold	(0.5)

	$(0.7)		$(0.8)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 12 months at the date of inception. These foreign currency contracts have not been designated as hedging instruments according to FAS 133, and their impact on the income statement for the first quarter of 2009 is summarized below:

(in millions)	Location of gain/(loss) recognized in income	Amount of gain/ (loss) recognized in income
Foreign exchange contracts	Other income/(expense)	$(0.8)

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Oil for Food Program and related investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with certain

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating primarily to the OFFP, but also relating to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In a co-ordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra-ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including our former CEO, who resigned on March 20, 2009. The Company, and its officers and directors are cooperating with the SEC and DOJ investigations.

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

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into certain contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed external legal counsel to advise and assist in relation to the investigation and the Company and its directors and officers intend to co-operate with the SFO. On October 16, 2008, the Company was further notified that the scope of the SFO’s investigation would extend to matters relating to potential bribery involving overseas commercial agents that are already in the large part the subject of the ongoing DOJ and SEC investigations. This investigation by the SFO similarly includes areas that concern certain former and current executives of the Company.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the quarter ended September 30, 2008 the Company accrued an additional $8.7 million in respect of estimated probable legal and other professional fees and expenses. During the quarter ended December 31, 2008 the Company provided no additional accruals in respect of these matters. The various investigations remain ongoing and therefore the Company has accordingly accrued an additional amount of $7.0 million during the quarter ended March 31, 2009 for estimated probable future legal and other professional fees and expenses. The Company’s provision for probable future legal and other professional fees and expenses amounted to $5.4 million at March 31, 2009.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2009, such contingent liabilities amounted to $7.3 million.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($5.1 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company adopted FSP FAS 142-3 on January 1, 2009, and adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures surrounding the use and financial reporting of derivative instruments and hedging activities. The Company adopted FAS 161 on January 1, 2009, and adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Company adopted FAS 160 on January 1, 2009, and adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FAS 141R, Business Combinations—a replacement of FASB Statement No. 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning January 1, 2009, and changes the accounting for business combinations on a prospective basis.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 2009

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and deferred tax asset valuation allowance and uncertain income tax positions. These policies have been discussed in the Company’s 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

	Three Months Ended March 31
(in millions)	2009	2008
Net sales
Fuel Specialties	$113.5	$114.6
Active Chemicals	29.3	35.5
Octane Additives	5.3	18.6

	$148.1	$168.7

Gross profit
Fuel Specialties	$42.4	$39.4
Active Chemicals	5.1	4.8
Octane Additives	2.7	7.5

	$50.2	$51.7

Operating income
Fuel Specialties	$27.2	$23.6
Active Chemicals	1.2	0.1
Octane Additives	(5.8)	(3.0)
FAS 158/87 pension (charge)	(1.5)	(0.6)
Corporate costs	(1.0)	(6.0)

	20.1	14.1
Restructuring charge	(1.3)	(0.5)
Impairment of Octane Additives business goodwill	(0.6)	(1.1)

Total operating income	18.2	12.5
Other net (expense)/income	(7.1)	0.5
Interest expense	(1.7)	(1.7)
Interest income	0.1	0.4

Income before income taxes	$9.5	$11.7

Three months to March 31, 2009:

(in millions except ratios)	2009	2008	Change
Net sales:
Fuel Specialties	$113.5	$114.6	$(1.1)	-1%
Active Chemicals	29.3	35.5	(6.2)	-17%
Octane Additives	5.3	18.6	(13.3)	-72%

	$148.1	$168.7	$(20.6)	-12%

Gross profit:
Fuel Specialties	$42.4	$39.4	$3.0	+8%
Active Chemicals	5.1	4.8	0.3	+6%
Octane Additives	2.7	7.5	(4.8)	-64%

	$50.2	$51.7	$(1.5)	-3%

Gross margin (%)
Fuel Specialties	37.4	34.4	+3.0
Active Chemicals	17.4	13.5	+3.9
Octane Additives	50.9	40.3	+10.6
Aggregate	33.9	30.6	+3.3

Operating expenses:
Fuel Specialties	$(14.6)	$(15.3)	$0.7	-5%
Active Chemicals	(3.6)	(4.3)	0.7	-16%
Octane Additives	(8.2)	(9.3)	1.1	-12%
FAS 158/87 pension charge	(1.5)	(0.6)	(0.9)	+150%
Corporate costs	(1.0)	(6.0)	5.0	-83%

	$(28.9)	$(35.5)	$6.6	-19%

Fuel Specialties

Net sales: the year on year decrease of 1% was spread across the markets in which we operate as follows—the Americas (up 9%), EMEA (no change), ASPAC (down 17%) and Avtel (down 41%). This reduction in revenue was due to the adverse impact of exchange rates (down 6 percentage points) and volume (down 5 percentage points) offset by a richer price and product mix (up 10 percentage points).

•

Americas benefited from a richer price and product mix (up 10 percentage points) offset by slightly lower volumes (down 1 percentage point). Revenue growth was focused in detergent products sold to refineries.

•

EMEA net sales were adversely impacted by exchange rates (down 16 percentage points) due to the large proportion of European Union euro-denominated sales in that market. However, underlying growth was focused on price and product mix (up 14 percentage points) and volumes (up 2 percentage points).

•

ASPAC revenues fell primarily due to a poorer price and product mix (down 12 percentage points) in tandem with slightly lower volumes (down 3 percentage points) and the adverse impact of exchange rates (down 2 percentage points).

•	Avtel saw volumes decline by 56 percentage points, primarily due to the timing of shipments, offset by a richer price and product mix (up 15 percentage points).

Gross margin: the year on year increase of 3.0 percentage points reflects continued declines in our raw material costs and our ability, especially early in the quarter, to hold pricing relatively firm. In addition, gross margins benefited from strong sales of higher-margin winter products in the both the Americas and EMEA.

Operating expenses: operating expenses fell by 5% due to the favourable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the year on year decline of 17% was spread across the markets in which we operate as follows—the Americas (down 12%), EMEA (down 27%) and ASPAC (up 14%). This decline in revenues was due to lower volumes (down 16 percentage points), the unfavourable impact of exchange rates (down 12 percentage points) offset by improved pricing and product mix (up 11 percentage points).

•

The Americas experienced a fall due to volumes (down 21 percentage points) and the unfavourable impact of exchange rates (down 8 percentage points) partially offset by an improvement to pricing and product mix (up 17 percentage points). The volume reduction was caused by lower sales in custom manufacturing as we decided to exit some of our low-volume, low-margin business in that market.

•

EMEA experienced a fall due to volumes (down 18 percentage points) and the unfavourable impact of exchange rates (down 14 percentage points) partially offset by an improvement to pricing and product mix (up 5 percentage points). The low margin non-core polymers business suffered a significant drop in revenues due to its reliance on sales to the automotive and construction industry.

•

Our ASPAC business growth in the current quarter was driven by fragrances with volumes up 13 percentage points and a richer price and product mix (up 17 percentage points) offset by the unfavourable impact of exchange rates (down 16 percentage points).

Gross margin: the year on year increase of 3.9 percentage points reflects the impact of improved pricing, a shift away from lower-margin polymer sales and the favourable impact of raw material cost reductions.

Operating expenses: the year on year reduction of 16% is due to the favourable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Octane Additives

Net sales: net sales declined 72% due to lower volumes (down 67 percentage points), which suffered from a very strong fourth quarter in 2008, and a moderately poorer sales mix (down 5 percentage points). In both 2009 and 2008 sales were focused in the Middle East and Africa.

Gross margin: the year on year increase in gross margin of 10.6 percentage points reflected the increased proportion of our higher-margin environmental remediation business at these low trading levels.

Operating expenses: excluding the impact of legal and other professional expenses of $7.0 million and $6.8 million in 2009 and 2008, respectively, relating to the Oil for Food Program and related investigations, the year on year decrease in operating expenses was $1.3 million or 52% primarily in respect of reduced selling costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash pension charge increased by $0.9 million to $1.5 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

Corporate costs: corporate costs fell by $5.0 million as the Company recognized a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO. A further $1.7 million reduction reflects the favourable impact of exchange rates on the predominantly British pound sterling cost base in tandem with tight cost controls.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2009	2008
Separation agreement with the former CEO	$1.2	$—
Reduction in EMEA headcount	0.1	—
United Kingdom site clearance	—	0.3
Relocation of our European Headquarters to the Ellesmere Port site	—	0.2

	$1.3	$0.5

Amortization of intangible assets: the amortization charge has declined by $0.9 million from $2.1 million to $1.2 million due to a reduction in the amortization charge related to the agreements with Ethyl Corporation. The reduction is the result of an extension to the estimated future life of our Octane Additives business and the $6.3 million reduction in intangible assets in 2008 for contract related provisions no longer deemed necessary.

Impairment of Octane Additives business goodwill: the 2009 charge was lower than that recognized in 2008 primarily due to the higher operating income and associated cash flows in 2008. Effective October 1, 2008 we have updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives business from December 31, 2010 to December 31, 2012.

Interest expense (net): the net interest expense increased by $0.3 million to $1.6 million in 2009 primarily reflecting the accelerated write-off of $0.2 million of unamortized deferred finance costs from the previous finance facility.

Other net (expense)/income: other net expense of $7.1 million in 2009 relates to losses on translation of net assets in our European business of $6.3 million and losses on foreign currency forward exchange contracts of $0.8 million. In 2008 other net income of $0.5 million related to gains on translation of net assets in our European business of $0.7 million offset by losses on foreign currency forward exchange contracts of $0.2 million.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 32.6% in 2009 from 37.6% in 2008 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased by 3.7 percentage points principally due to the revised assumption from the comparative period that significant legal and other professional expenses may be tax deductible.

(in millions)	2009	2008
Income before income taxes	$9.5	$11.7
Add back Impairment of Octane Additives business goodwill	0.6	1.1

	$10.1	$12.8

Income taxes	$3.1	$4.4

Adjusted effective tax rate	30.7%	34.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	March 31, 2009	December 31, 2008
Total current assets	$254.2	$256.6
Total current liabilities	(130.0)	(188.1)

Working capital	124.2	68.5
Less prepaid income taxes	(5.5)	(10.1)
Less cash and cash equivalents	(35.5)	(13.9)
Add back dividend payable	1.2	—
Add back short-term borrowing	10.0	73.0
Add back current portion of plant closure provisions	5.3	4.1
Add back current portion of unrecognized tax benefits	16.1	9.2
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$115.9	$130.9

In the first quarter of 2009 adjusted working capital decreased by $15.0 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The $10.9 million decrease in accounts receivable and prepaid expenses was focused heavily within our Octane Additives business as it collected significant year end receivables. Inventories declined by $8.5 million as we actively managed production levels across all three business units to meet market demand. The $4.4 million increase in accounts payable and accrued liabilities primarily reflects the increased provision for probable future legal and other professional expenses relating to the Oil for Food Program and related investigations.

Cash

At March 31, 2009 and December 31, 2008 we had cash and cash equivalents of $35.5 million and $13.9 million, respectively.

Debt

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at March 31 and December 31, 2008.

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

As of March 31, 2009, the Company had $73.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt profile as at March 31, 2009, including the finance facility, is set out below:

(in millions)
2009	$—
2010	10.0
2011	15.0
2012	48.0

73.0
Current portion of long-term debt	(10.0)

Long-term debt, net of current portion	$63.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s exposure to market risk has been discussed in the Company’s 2008 Annual Report on Form 10-K and there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating primarily to the OFFP, but also relating to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In a co-ordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra-ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including our former CEO, who resigned on March 20, 2009. The Company, and its officers and directors are cooperating with the SEC and DOJ investigations.

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

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into certain contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed external legal counsel to advise and assist in relation to the investigation and the Company and its directors and officers intend to co-operate with the SFO. On October 16, 2008, the Company was further notified that the scope of the SFO’s investigation would extend to matters relating to potential bribery involving overseas commercial agents that are already in the large part the subject of the ongoing DOJ and SEC investigations. This investigation by the SFO similarly includes areas that concern certain former and current executives of the Company.

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

During the quarter ended September 30, 2008 the Company accrued an additional $8.7 million in respect of estimated probable legal and other professional fees and expenses. During the quarter ended December 31, 2008 the Company provided no additional accruals in respect of these matters. The various investigations remain ongoing and therefore the Company has accordingly accrued an additional amount of $7.0 million during the quarter ended March 31, 2009 for estimated probable future legal and other professional fees and expenses. The Company’s provision for probable future legal and other professional fees and expenses amounted to $5.4 million at March 31, 2009.

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

Information regarding risk factors appears in Item 1A of the Company’s 2008 Annual Report on Form 10-K, and there have been no material changes in the risk factors facing the Company since that time.

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

No matter was submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Date: May 7, 2009	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 7, 2009	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer