Form 10-Q
period 2009-06-30
INNOSPEC INC.
filed 2009-08-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2009
Common Stock, par value $0.01	23,662,833

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

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions except share and per share data)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales (Note 2)	$137.0	$145.3	$285.1	$314.0
Cost of goods sold	(96.2)	(104.2)	(194.1)	(221.2)

Gross profit (Note 2)	40.8	41.1	91.0	92.8
Operating expenses
Selling, general and administrative	(28.7)	(29.1)	(54.4)	(60.9)
Research and development	(4.0)	(3.9)	(7.2)	(7.6)
Restructuring charge	(0.4)	(1.1)	(1.7)	(1.6)
Amortization of intangible assets (Note 4)	(1.1)	(2.0)	(2.3)	(4.1)
Impairment of Octane Additives business goodwill (Note 5)	(0.5)	(1.0)	(1.1)	(2.1)
Profit on disposal	—	0.4	—	0.4

	(34.7)	(36.7)	(66.7)	(75.9)

Operating income (Note 2)	6.1	4.4	24.3	16.9
Other net income/(expense)	0.3	(1.3)	(6.8)	(0.8)
Interest expense	(1.7)	(1.6)	(3.4)	(3.3)
Interest income	—	0.3	0.1	0.7

Income before income taxes	4.7	1.8	14.2	13.5
Income taxes (Note 6)	(1.7)	(1.0)	(4.8)	(5.4)

Net income	$3.0	$0.8	$9.4	$8.1

Earnings per share (Note 7):
Basic	$0.13	$0.03	$0.40	$0.34

Diluted	$0.12	$0.03	$0.38	$0.33

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,639	23,505	23,621	23,593

Diluted	24,600	24,130	24,604	24,225

Dividend declared per common share (Note 8):	$—	$—	$0.05	$0.05

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30 2009	December 31 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44.5	$13.9
Accounts receivable (less allowance of $2.1 and $2.8, respectively)	77.0	89.9
Inventories
Finished goods	90.3	95.0
Work in progress	1.6	2.0
Raw materials	32.5	41.3

Total inventories	124.4	138.3
Prepaid expenses	5.5	4.4
Prepaid income taxes	10.9	10.1

Total current assets	262.3	256.6
Property, plant and equipment	120.6	113.2
Less accumulated depreciation	(68.1)	(59.7)

Net property, plant and equipment	52.5	53.5
Goodwill—Octane Additives (Note 5)	7.9	9.0
Goodwill—Other (Note 5)	139.2	139.2
Intangible assets (Note 4)	26.0	28.3
Deferred finance costs	2.8	0.5
Deferred income taxes	9.1	7.2
Other non-current assets	1.0	—

Total assets	$500.8	$494.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except per share data)	June 30 2009	December 31 2008
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$47.3	$55.4
Accrued liabilities	60.0	46.3
Short-term borrowing (Note 9)	10.0	73.0
Current portion of plant closure provisions (Note 10)	4.9	4.1
Current portion of unrecognized tax benefits (Note 6)	16.0	9.2
Current portion of deferred income	0.1	0.1

Total current liabilities	138.3	188.1
Long-term debt, net of current portion (Note 9)	56.0	—
Plant closure provisions, net of current portion (Note 10)	21.9	22.8
Unrecognized tax benefits, net of current portion (Note 6)	19.9	25.6
Pension liability (Note 3)	13.8	13.8
Other non-current liabilities	2.2	13.9
Deferred income, net of current portion	0.8	0.8
Commitments and contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	283.9	282.5
Treasury stock (5,898,642 and 5,956,384 shares at cost, respectively)	(64.3)	(64.9)
Retained earnings	139.8	131.6
Accumulated other comprehensive loss	(111.8)	(120.2)

Total stockholders’ equity	247.9	229.3

Total liabilities and stockholders’ equity	$500.8	$494.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2009	2008
Cash Flows from Operating Activities
Net income	$9.4	$8.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.3	11.6
Impairment of Octane Additives business goodwill (Note 5)	1.1	2.1
Deferred income taxes	(1.9)	(1.8)
(Profit) on disposal of property, plant and equipment	—	(0.4)
Changes in working capital:
Accounts receivable and prepaid expenses	14.1	5.2
Inventories	15.2	(14.3)
Accounts payable and accrued liabilities	8.6	8.3
Excess tax deficiency/(benefit) from stock based payment arrangements	0.1	(2.1)
Income taxes and other current liabilities	(0.7)	(9.0)
Movement on plant closure provisions	(0.1)	0.6
Movement on pension asset/(liability)	—	(2.6)
Stock option compensation (credit)/charge	(0.1)	2.0
Movement on other non-current assets and liabilities	(9.4)	(4.5)

Net cash provided by operating activities	45.6	3.2
Cash Flows from Investing Activities
Capital expenditures	(3.3)	(4.3)
Proceeds on disposal of property, plant and equipment	—	1.3

Net cash (used in) investing activities	(3.3)	(3.0)
Cash Flows from Financing Activities
Net (repayment)/receipt of revolving credit facility	(2.0)	16.0
Repayment of term loan	(55.0)	(20.0)
Receipt of term loan	50.0	—
Receipt of short-term borrowing	—	4.0
Refinancing costs	(3.6)	—
Excess tax (deficiency)/benefit from stock based payment arrangements	(0.1)	2.1
Dividend paid	(1.2)	(1.2)
Issue of treasury stock	0.2	1.8
Repurchase of common stock	—	(10.5)

Net cash (used in) financing activities	(11.7)	(7.8)
Effect of exchange rate changes on cash	—	(0.3)

Net change in cash and cash equivalents	30.6	(7.9)
Cash and cash equivalents at beginning of period	13.9	24.3

Cash and cash equivalents at end of period	$44.5	$16.4

Amortization of deferred finance costs of $1.1m (2008—$0.3m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3
Net income	—	—	—	9.4	—	9.4
Dividend ($0.05 per share)	—	—	—	(1.2)	—	(1.2)
Derivatives (1)	—	—	—	—	2.1	2.1
Net CTA change (2)	—	—	—	—	6.3	6.3
Treasury stock re-issued	—	(0.2)	0.6	—	—	0.4
Stock option compensation charge	—	1.6	—	—	—	1.6

Balance at June 30, 2009	$0.3	$283.9	$(64.3)	$139.8	$(111.8)	$247.9

(1)	Changes in unrealized gains on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Net income for the period	$3.0	$0.8	$9.4	$8.1
Changes in cumulative translation adjustment	7.8	—	6.3	1.4
Unrealized gains/(losses) on derivative instruments, net of tax	1.0	0.5	2.1	(0.3)

Total comprehensive income	$11.8	$1.3	$17.8	$9.2

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 20, 2009.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Net sales
Fuel Specialties	$92.1	$94.3	$205.6	$208.9
Active Chemicals	31.8	37.9	61.1	73.4
Octane Additives	13.1	13.1	18.4	31.7

	$137.0	$145.3	$285.1	$314.0

Gross profit
Fuel Specialties	$29.8	$32.3	$72.2	$71.7
Active Chemicals	7.0	2.0	12.1	6.8
Octane Additives	4.0	6.8	6.7	14.3

	$40.8	$41.1	$91.0	$92.8

Operating income
Fuel Specialties	$14.1	$15.2	$41.3	$38.8
Active Chemicals	2.8	(2.4)	4.0	(2.3)
Octane Additives	(3.6)	3.5	(9.4)	0.5
FAS 158/87 pension (charge)	(1.5)	(0.6)	(3.0)	(1.2)
Corporate costs	(4.8)	(9.6)	(5.8)	(15.6)

	7.0	6.1	27.1	20.2

Restructuring charge	(0.4)	(1.1)	(1.7)	(1.6)
Impairment of Octane Additives business goodwill	(0.5)	(1.0)	(1.1)	(2.1)
Profit on disposal	—	0.4	—	0.4

Total operating income	6.1	4.4	24.3	16.9
Other net income/(expense)	0.3	(1.3)	(6.8)	(0.8)
Interest expense	(1.7)	(1.6)	(3.4)	(3.3)
Interest income	—	0.3	0.1	0.7

Income before income taxes	$4.7	$1.8	$14.2	$13.5

Corporate costs for the three and six months ended June 30, 2008 include the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company decided not to pursue.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Depreciation
Fuel Specialties	$0.5	$0.8	$1.1	$1.3
Active Chemicals	1.2	1.4	2.4	2.6
Octane Additives	0.6	0.8	1.1	1.7
Corporate	0.5	0.8	1.3	1.6

	$2.8	$3.8	$5.9	$7.2

Amortization
Fuel Specialties	$0.5	$0.6	$1.1	$1.2
Active Chemicals	0.4	0.3	0.7	0.7
Octane Additives	0.2	1.1	0.5	2.2

	$1.1	$2.0	$2.3	$4.1

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its current and former United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Service cost	$(0.9)	$(1.4)	$(1.8)	$(2.8)
Interest cost on projected benefit obligation	(8.9)	(12.2)	(17.8)	(24.4)
Expected return on plan assets	8.3	13.0	16.6	26.0

	$(1.5)	$(0.6)	$(3.0)	$(1.2)

At June 30, 2009, the Company has a pension liability of $13.8 million recorded in its balance sheet in accordance with FAS 158.

NOTE 4—INTANGIBLE ASSETS

	Six Months Ended June 30
(in millions)	2009	2008
Gross cost at January 1	$109.0	$115.3
Exchange effect	0.2	—

Gross cost at June 30	109.2	115.3

Accumulated amortization at January 1	(80.7)	(73.4)
Amortization charge	(2.3)	(4.1)
Exchange effect	(0.2)	0.1

Accumulated amortization at June 30	(83.2)	(77.4)

Net book amount at June 30	$26.0	$37.9

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ethyl

An intangible asset was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement to a share of the future income under sales and marketing agreements to sell tetra ethyl lead. Commencing April 1, 2007, the amount attributable to the Octane Additives business segment was being amortized straight-line to December 31, 2010 and the amount attributable to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives business segment. An amortization charge of $0.9 million was recognized in the first half year of 2009 (2008—$2.8 million).

Others

The remaining intangible assets of $87.1 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited), Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) and Veritel Chemicals BV. These assets are being amortized straight-line over periods of up to 13 years with the exception of the Veritel asset which was fully amortized as at December 31, 2007. An amortization charge of $1.4 million was recognized in the first half year of 2009 (2008—$1.3 million).

NOTE 5—GOODWILL

	Six Months Ended June 30
(in millions)	2009	2008
Gross cost at January 1	$446.3	$449.9
Impairment of Octane Additives business goodwill	(1.1)	(2.1)
Exchange effect	0.4	0.3

Gross cost at June 30	445.6	448.1

Accumulated amortization at January 1	(298.1)	(298.1)
Exchange effect	(0.4)	(0.1)

Accumulated amortization at June 30	(298.5)	(298.2)

Net book amount at June 30	$147.1	$149.9

Octane Additives	$7.9	$10.6
Other	139.2	139.3

	$147.1	$149.9

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result the Company determined that the fair value of the Octane Additives business be estimated quarterly from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. The fair value of Octane Additives goodwill is estimated on a quarterly basis with reference to forecast sales, production levels, and hence projected cash flows. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012. Effective October 1, 2008, the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012.

NOTE 6—TAXATION

On January 1, 2007, the Company adopted FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table describes changes to unrecognized tax benefits and associated accrued interest and penalties in the period:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2009	$3.5	$31.3	$34.8
Additions related to tax positions taken in the current period	—	1.1	1.1

Closing balance at June 30, 2009	3.5	32.4	35.9
Current	(1.7)	(14.3)	(16.0)

Non-current	$1.8	$18.1	$19.9

All of the $35.9 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company has commenced detailed discussions with the United Kingdom tax authorities with a view to resolving a number of United Kingdom tax issues, including transfer pricing policies, which account for a large element of the uncertain tax positions accounted for under FIN 48 as at June 30, 2009. Although the outcome and timing of any possible settlement is uncertain these discussions may be concluded during fiscal year 2009. The eventual outcome of these discussions is inherently uncertain and the outcome may have a favorable or adverse material impact on our consolidated financial statements.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at June 30, 2009, the Company’s subsidiaries in France and Germany are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at June 30, 2009.

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

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Numerator (millions of dollars):
Net income available to common stockholders	$3.0	$0.8	$9.4	$8.1

Denominator (in thousands):
Weighted average common shares outstanding	23,639	23,505	23,621	23,593
Dilutive effect of stock options and awards	961	625	983	632

Denominator for diluted earnings per share	24,600	24,130	24,604	24,225

Net income per share, basic:	$0.13	$0.03	$0.40	$0.34

Net income per share, diluted:	$0.12	$0.03	$0.38	$0.33

In the three and six months ended June 30, 2009, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 127,889 and 170,688, respectively (2008 – 28,366 and 44,484, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At June 30, 2009, the Company had authorized common stock of 40,000,000 shares (December 31, 2008—40,000,000). Issued shares at June 30, 2009, were 29,554,500 (December 31, 2008—29,554,500) and treasury stock amounted to 5,898,642 shares (December 31, 2008—5,956,384).

On February 23, 2009 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 6, 2009 to stockholders of record as of March 16, 2009.

On June 12, 2009 the Company approved a stockholder rights plan (the “Plan”). In connection with the Plan a dividend was declared of one preferred stock (designated as Series B Junior Participating Preferred Stock) right for each outstanding share of Innospec Inc. common stock (each a “Right”). The dividend was distributed on June 26, 2009 to stockholders of record on that date. Subject to certain exceptions, the Rights are exercisable only if a person or group acquires 15% or more of Innospec Inc.'s common stock, including through derivatives, or announces a tender or exchange offer which would result in ownership of 15% or more of the common stock (an “Acquiring Person”). Tontine Capital Partners, L.P. and its affiliates, which already own approximately 20% of the Company's common stock, will not be treated as an Acquiring Person for the purposes of the Plan unless they purchase additional shares and as a result own 21% or more of the Company's common stock, or unless another person or entity becomes affiliated or associated with them and together they own 21% or more of the Company's common stock. Each Right entitles its holder to buy one one-thousandth of a share of Series B Junior

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participating Preferred Stock at an exercise price of $55, subject to adjustment. Initially, the Rights are not exercisable and will trade with the Company's common stock. Following the acquisition of 15% or more of Innospec Inc. common stock by a person or group, the holders of the Rights (other than the Acquiring Person or group) will be entitled to purchase shares of common stock at one-half the market price of such shares, and, in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2009	2008
Dividend yield	2.5%	0.5%
Expected life	5 years	4 years
Volatility	76.5%	50.1%
Risk free interest rate	1.24%	2.73%

The following table summarizes the transactions of the Company’s stock option plans for the three and six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at April 1, 2009	939,498	$3.98
Grants—at discount	85,200	$—	$5.50
Grants—at market value	90,000	$4.07	$2.43
Exercised	(44,077)	$4.50
Forfeitures	(59,590)	$13.10
Expired	(29,800)	$6.64

Outstanding at June 30, 2009	981,231	$3.03

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2009	983,581	$3.47
Grants—at discount	215,540	$—	$3.78
Grants—at market value	90,000	$4.07	$2.43
Grants—at premium	82,217	$4.62	$1.65
Exercised	(59,433)	$3.34
Forfeitures	(300,874)	$2.79
Expired	(29,800)	$6.64

Outstanding at June 30, 2009	981,231	$3.03

The following table summarizes information about options outstanding at June 30, 2009

Range of Exercise Price	Number outstanding at June 30, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at June 30, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $5	826,491	7.43	$0.84	41,334	3.40	$1.41
$ 5 - $10	85,966	4.82	$8.92	85,966	4.82	$8.92
$10 - $15	2,300	4.87	$11.50	2,300	4.87	$11.50
$20 - $25	46,112	8.66	$20.31	—	—	$—
$25 - $30	20,362	7.65	$27.09	—	—	$—

	981,231			129,600

The aggregate intrinsic value of fully vested stock options is $0.3 million. Of the 129,600 stock options that are exercisable, 21,600 have performance conditions attached. The total compensation cost for the first half year of 2009 was a gain of $0.1 million, of which $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO (2008—$2.0 million charge). The total compensation cost related to nonvested stock options not yet recognized at June 30, 2009 is $3.2 million and this cost is expected to be recognized over the weighted-average period of 1.52 years.

On February 13, 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Under FAS 123(R), additional compensation cost of $0.2 million is required to be recognized for these modified stock options in the period February 13, 2009 to February 13, 2011. No stock options awards were modified in 2008.

The total intrinsic value of options exercised in the first half year of 2009 was $0.2 million (2008—$1.3 million). The amount of cash received from the exercise of stock option awards in the first half year of 2009 was $0.2 million (2008—$1.8 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first half year of 2009 the new total fair value of shares vested was $1.0 million (2008—$1.2 million).

The total options vested in the first half year of 2009 were 166,848 (2008—259,248).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An additional long term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2008—$12 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. No compensation charge, and a liability of $0.1 million, was recognized in the first half year of 2009 (2008—$0.4 million compensation charge and $0.4 million liability).

The following assumptions were used in the Monte Carlo model:

	2009	2008
Dividend yield	0.9%	0.5%
Volatility	77.1%	50.8%
Risk free interest rate	1.63%	2.92%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	June 30 2009	December 31 2008
Senior term loan	$50.0	$55.0
Revolving credit	16.0	18.0

	66.0	73.0
Less current portion	(10.0)	(73.0)

	$56.0	$—

On February 6, 2009 we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at June 30 and December 31, 2008.

The Company’s finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our business, properties, assets, financial condition or results of operations. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITDA. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility.

Management believes that the Company has not breached these covenants throughout the period to June 30, 2009. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The following table presents the projected annual maturities for the next four years after June 30, 2009:

(in millions)	Term loan	Revolving credit facility	Total
2009	$—	$—	$—
2010	10.0	—	10.0
2011	15.0	—	15.0
2012	25.0	16.0	41.0

	$50.0	$16.0	$66.0

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for tetra ethyl lead (“TEL”) diminishes. Severance provisions have also been made in relation to Corporate personnel and personnel in each of the three business segments.

Movements in the provisions are summarized as follows:

	Q2 YTD 2009				Q2 YTD 2008 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$1.6	$0.2	$25.1	$26.9	$26.8
Charge for the period	1.6	0.1	1.0	2.7	2.8
Expenditure	(2.0)	(0.1)	(0.7)	(2.8)	(2.3)
Exchange effect	—	—	—	—	0.3

Total at June 30	1.2	0.2	25.4	26.8	27.6
Due within one year	(1.2)	—	$(3.7)	$(4.9)	(5.2)

Balance at June 30	$—	$0.2	$21.7	$21.9	$22.4

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $1.6 million was recognized in respect of the separation agreement with the former CEO ($1.3 million) and a reduction in EMEA headcount ($0.3 million).

Other restructuring

A charge of $0.1 million was recognized in respect of United Kingdom site clearance.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation provision represents the fair value of the Company’s liability recognized under FAS 143, Accounting for Asset Retirement Obligations. The accretion expense recognized under FAS 143 in the first half year of 2009 was $1.0 million.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Non-derivatives:
Cash and cash equivalents	$44.5	$44.5	$13.9	$13.9
Non-financial assets (level 3 measurement):
Goodwill—Octane Additives	7.9	7.9	9.0	9.0
Derivatives (level 1 measurement):
Commodity swaps	1.0	1.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$66.0	$66.0	$73.0	$73.0
Derivatives (all level 1 measurement):
Interest rate swaps	0.1	0.1	0.7	0.7
Foreign exchange contracts	1.7	1.7	12.3	12.3
Commodity swaps			1.3	1.3

For assets and liabilities measured at fair value on a recurring basis using level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2009	$9.0
Total gains or losses (realized/unrealized)
Included in earnings	(1.1)
Included in other comprehensive income	—

Balance at June 30, 2009	$7.9

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2009	2008
Balance at January 1	$(2.0)	$(1.0)
Change in fair value	2.9	(0.5)

Balance at June 30	$0.9	$(1.5)

On June 12, 2009, the Company settled interest rate swaps it had entered against $50.0 million of underlying floating rate debt obligations, and entered into $50.0 million of new interest rate swaps which will amortize and mature between February 2010 and February 2012. The new interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying floating rate debt obligations, that stood at $66.0 million at June 30, 2009, and qualify for hedge accounting as at June 30, 2009.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at June 30, 2009 and December 31, 2008.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $0.9 million at June 30, 2009 (2008—net unrealized loss of $1.5 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2009 and 2008 and accordingly no gain or loss was recognized in earnings in either period. The Company expects the net unrealized gain of $0.7 million at June 30, 2009 to be reclassified into earnings in the next 12 months, and the remainder to be classified into earnings in the following 12 months.

Foreign exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

NOTE 12—DERIVATIVE INSTRUMENTS

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign exchange and raw material cost exposures.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at June 30, 2009 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$12.5	1.4435%	February 7, 2011
	$12.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduces from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at June 30, 2009 and December 31, 2008 the Company had the following summarized commodity swaps:

	June 30, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—3,101 tonnes			$(1.3)	$(1.3)
Notional quantity—2,250 tonnes	$1.0	$1.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These derivative instruments have been classified as cash flow hedging relationships according to the provisions of FAS 133. In accordance with FAS 133, their effectiveness has been tested and determined to be effective as at June 30, 2009. The impact on the income statement for the first half year is summarized below:

(in millions)	Gain/(loss) recognized in OCI on derivative	Location of gain/(loss) reclassified from accumulated OCI into income	Amount of gain/(loss) reclassified from accumulated OCI into income
Interest rate contracts	$1.0	Interest income/(expense)	$(0.4)
Commodity contracts	2.6	Cost of goods sold	(0.3)

	3.6		(0.7)
Taxation	(1.0)	Income taxes	0.2

	$2.6		$(0.5)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 12 months at the date of inception. These foreign currency contracts have not been designated as hedging instruments according to FAS 133, and their impact on the income statement for the three and six months to June 30, 2009 is summarized below:

(in millions)	Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income for the three months to June 30, 2009	Amount of gain/(loss) recognized in income for the six months to June 30, 2009
Foreign exchange contracts	Other income/(expense)	$7.0	$6.2

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

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating both to the OFFP, and also to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In a coordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including our former CEO, who resigned on March 20, 2009. The Company, and its officers and directors are cooperating with the SEC and DOJ investigations.

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

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. A further letter was received from the DOJ on June 13, 2009 which contained requests for information made by the U.S. Office of Foreign Assets Control (“OFAC”). In addition to the voluntary disclosure made in relation to the Bycosin disposal OFAC is inquiring into business the Company may have conducted in countries in respect of which there are U.S. laws and regulations that restrict trade.

On July 31, 2009, the DOJ issued a press release in which it disclosed the arrest of an individual and the unsealing of an August 7, 2008 indictment in the U.S. District Court for the District of Columbia against the individual for certain FCPA violations relating to his alleged participation in an eight-year conspiracy to defraud the OFFP and to bribe Iraqi government officials on behalf of a publicly traded U.S. chemical company in connection with the sale of a chemical additive used in the refining of leaded fuel. This individual is the Company's former agent for Iraq and certain other markets and the Company understands the indictment to relate to the matters that are the subject of the OFFP and related FCPA investigations of the Company.

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into certain contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed external legal counsel to advise and assist in relation to the investigation and the Company and its directors and officers intend to cooperate with the SFO. On October 16, 2008, the Company was further notified that the scope of the SFO’s investigation would extend to matters relating to potential bribery involving overseas commercial agents that are already in the large part the subject of the ongoing DOJ and SEC investigations. This investigation by the SFO similarly includes areas that concern certain former and current executives of the Company.

The Company and its officers and directors intend to continue to cooperate with the SEC, DOJ and SFO.

The outcome of these investigations remains uncertain to the Company. On the facts available to us it is not yet possible to form any reasonable estimate of the potential disgorgement, penalties and fine payments, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. The amount of any disgorgements, penalties or fines that the Company could face would depend on a number of eventual factors which are not currently known to the Company, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of cooperation provided to government authorities during the investigations.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse effect on the Company’s results of operations, financial position and/or cash flows from operating activities.

As part of the Company’s commitment to cooperate and comply with the OFFP and related investigations the Company has accrued and spent the following amounts in respect of estimated probable future legal and other professional expenses:

(in millions)	Accrued	Spent	Provision remaining at period end
Year ended December 31, 2006	$1.2	$(0.8)	$0.4
Year ended December 31, 2007	4.6	(1.3)	3.7
Year ended December 31, 2008	15.5	(15.8)	3.4
Quarter ended March 31, 2009	7.0	(5.0)	5.4
Quarter ended June 30, 2009	5.9	(4.8)	$6.5

	$34.2	$(27.7)

These accruals have been made on the basis of the Company’s current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The Company continues to keep the amount of such accrual provisions under review as it has been doing, including through working with the committee of the Board and external legal counsel and other professional advisors.

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control and other matters.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the voluntary disclosure made in relation to the Bycosin disposal, and as referred to in the Company’s disclosure relating to the investigations into its involvement in the United Nations Oil For Food Program and related matters, OFAC is inquiring into business the Company may have conducted in countries in respect of which there are U.S. laws and regulations that restrict trade. The Company and its officers and directors intend to continue to cooperate with OFAC.

If the Company or its subsidiaries (current or former) were found not to have complied with the CACR, or other U.S. laws or regulations that restrict trade with certain countries, the Company believes that it could be subject to fines or other civil or criminal penalties which could be material.

Other legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including employee and product liability claims. There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2009, such contingent liabilities amounted to $7.4 million.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($5.9 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FAS 168, the FASB Accounting Standards Codification (“Codification”), which launches on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch, only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued FAS 165, Subsequent Events. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted FAS 165 for the quarter ended June 30, 2009, and adoption did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted FAS 160 on January 1, 2009, and adoption did not have a material impact on our consolidated financial statements.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company beginning January 1, 2009, and changes the accounting for business combinations on a prospective basis.

NOTE 15—SUBSEQUENT EVENTS

The Company has evaluated subsequent events up to and including August 5, 2009, which is the date the financial statements were issued, and has concluded that no additional disclosures are required in relation to events subsequent to the balance sheet date.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2009

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

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Net sales
Fuel Specialties	$92.1	$94.3	$205.6	$208.9
Active Chemicals	31.8	37.9	61.1	73.4
Octane Additives	13.1	13.1	18.4	31.7

	$137.0	$145.3	$285.1	$314.0

Gross profit
Fuel Specialties	$29.8	$32.3	$72.2	$71.7
Active Chemicals	7.0	2.0	12.1	6.8
Octane Additives	4.0	6.8	6.7	14.3

	$40.8	$41.1	$91.0	$92.8

Operating income
Fuel Specialties	$14.1	$15.2	$41.3	$38.8
Active Chemicals	2.8	(2.4)	4.0	(2.3)
Octane Additives	(3.6)	3.5	(9.4)	0.5
FAS 158/87 pension (charge)	(1.5)	(0.6)	(3.0)	(1.2)
Corporate costs	(4.8)	(9.6)	(5.8)	(15.6)

	7.0	6.1	27.1	20.2
Restructuring charge	(0.4)	(1.1)	(1.7)	(1.6)
Impairment of Octane Additives business goodwill	(0.5)	(1.0)	(1.1)	(2.1)
Profit on disposal	—	0.4	—	0.4

Total operating income	6.1	4.4	24.3	16.9
Other net income/(expense)	0.3	(1.3)	(6.8)	(0.8)
Interest expense	(1.7)	(1.6)	(3.4)	(3.3)
Interest income	—	0.3	0.1	0.7

Income before income taxes	$4.7	$1.8	$14.2	$13.5

Three months to June 30, 2009:

(in millions except ratios)	2009	2008	Change
Net sales:
Fuel Specialties	$92.1	$94.3	$(2.2)	-2%
Active Chemicals	31.8	37.9	(6.1)	-16%
Octane Additives	13.1	13.1	—	n/a

	$137.0	$145.3	$(8.3)	-6%

Gross profit:
Fuel Specialties	$29.8	$32.3	$(2.5)	-8%
Active Chemicals	7.0	2.0	5.0	+250%
Octane Additives	4.0	6.8	(2.8)	-41%

	$40.8	$41.1	$(0.3)	-1%

Gross margin (%)
Fuel Specialties	32.4	34.3	-1.9
Active Chemicals	22.0	5.3	+16.7
Octane Additives	30.5	51.9	-21.4
Aggregate	29.8	28.3	+1.5

Operating expenses:
Fuel Specialties	$(15.2)	$(16.5)	$1.3	-8%
Active Chemicals	(3.8)	(4.1)	0.3	-7%
Octane Additives	(7.4)	(2.2)	(5.2)	+236%
FAS 158/87 pension charge	(1.5)	(0.6)	(0.9)	+150%
Corporate costs	(4.8)	(9.6)	4.8	-50%

	$(32.7)	$(33.0)	$0.3	-1%

Fuel Specialties

Net sales: the year on year decrease of 2% was spread across the markets in which we operate as follows—the Americas (up 5%), EMEA (down 10%), ASPAC (down 7%) and Avtel (up 13%). This reduction in revenue was due to the unfavorable impact of exchange rates (down 4 percentage points) and a poorer price and product mix (down 4 percentage points) offset by increased volumes (up 6 percentage points).

•

Americas benefited from improved volumes (up 7 percentage points) offset slightly by a poorer price and product mix (down 2 percentage points). Revenue growth was focused in detergent products sold to refineries.

•

EMEA net sales were unfavorably impacted by exchange rates (down 10 percentage points) due to the large proportion of European Union euro-denominated sales in that market. However, underlying performance was strong with growth in volume (up 2 percentage points) offset by a poorer price and product mix (down 2 percentage points).

•	ASPAC revenues fell primarily due to a poorer price and product mix (down 8 percentage points) offset by volume growth (up 1 percentage point).

•	Avtel saw volumes increase by 36 percentage points, primarily due to the timing of shipments, offset by a weaker price and product mix (down 23 percentage points).

Gross margin: the year on year decrease of 1.9 percentage points primarily reflects the impact of lower margins within our Avtel business from a relatively poorer sales mix and lower TEL production volumes on the fixed cost base on the manufacturing site at Ellesmere Port, United Kingdom. Excluding Avtel, gross margins remained constant reflecting our ability to hold pricing relatively firm.

Operating expenses: operating expenses fell by 8% due to the favorable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the year on year decline of 16% was spread across the markets in which we operate as follows—the Americas (down 9%), EMEA (down 27%) and ASPAC (up 20%). This decline in revenues was due to the unfavorable impact of exchange rates (down 11 percentage points), lower volumes (down 6 percentage points), partially offset by improved pricing and product mix (up 1 percentage point).

•

The Americas experienced a fall due to volumes (down 14 percentage points) and the unfavorable impact of exchange rates (down 7 percentage points) partially offset by an improvement to pricing and product mix (up 12 percentage points). The volume reduction was caused by lower sales in custom manufacturing as we decided to exit some of our low-volume, low-margin business in that market.

•

EMEA experienced a fall due to the unfavorable impact of exchange rates (down 14 percentage points), poorer pricing and product mix (down 9 percentage points) and lower volumes (down 4 percentage points). The low margin non-core polymers business suffered a significant drop in revenues due to the unfavorable impact of exchange rates on its primarily European Union euro denominated business and falling raw material costs on formula-based sales prices.

•

Our ASPAC business growth in the quarter was driven by fragrances with volumes up 20 percentage points and a richer price and product mix (up 14 percentage points) offset by the unfavorable impact of exchange rates (down 14 percentage points).

Gross margin: the year on year increase of 16.7 percentage points reflects the impact of improved pricing, a shift away from lower-margin polymer sales, the favorable impact of raw material cost reductions and better utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year reduction of 7% is due to the favorable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Octane Additives

Net sales: net sales were flat year on year with lower volumes (down 3 percentage points) equally offset by an improved sales mix (up 3 percentage points). The improved sales mix reflected higher revenues from our environmental remediation business more than offsetting a poorer TEL sales mix. In both 2009 and 2008 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin of 21.4 percentage points primarily reflects the lower TEL production volumes on the fixed cost base on the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of legal and other professional expenses of $5.9 million in 2009 relating to the Oil for Food Program and related investigations, the year on year decrease in operating expenses was $0.7 million or 32% primarily in respect of reduced selling costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash pension charge increased by $0.9 million to $1.5 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

Corporate costs: excluding the impact of expensing $3.9 million of advisory and financing costs in 2008 related to two large potential acquisitions that the Company decided not to pursue, the year on year decrease in operating expenses was $0.9 million or 16% due to the favorable impact of exchange rates on the predominantly British pound sterling cost base in tandem with tight cost controls.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2009	2008
Reduction in EMEA headcount	$0.2	$0.7
Separation agreement with the former CEO	0.1	—
United Kingdom site clearance	0.1	—
Reduction in Americas headcount	—	0.2
U.S. site clearance	—	0.2

	$0.4	$1.1

Amortization of intangible assets: the amortization charge has declined by $0.9 million from $2.0 million to $1.1 million due to a reduction in the amortization charge related to the agreements with Ethyl Corporation. The reduction is the result of an extension to the estimated future life of our Octane Additives business and the $6.3 million reduction in intangible assets in 2008 for contract related provisions no longer deemed necessary.

Impairment of Octane Additives business goodwill: the 2009 second quarter charge was lower than that recognized in the same period in 2008 primarily due to the higher operating income and associated cash flows in 2008. Effective October 1, 2008 we have updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives business from December 31, 2010 to December 31, 2012.

Profit on disposal: in May 2008 the Company recognized $0.4 million profit following the disposal of surplus U.S. real estate.

Interest expense (net): the net interest expense increased by $0.4 million to $1.7 million in 2009 due to an increase in the deferred finance costs amortization charge following our February 2009 refinancing and lower returns on the Company’s cash balances in a weaker investment market.

Other net income/(expense): other net income of $0.3 million in the second quarter of 2009 related to net foreign exchange gains of $0.4 million offset by net sundry other expenses of $0.1 million. In 2008 other net expense of $1.3 million related to net foreign exchange losses of $1.0 million and net sundry other expenses of $0.3 million.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 36.2% in 2009 from 55.6% in 2008 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased by 3.0 percentage points principally due to the revised assumption from the comparative period that significant legal and other professional expenses may be tax deductible.

(in millions)	2009	2008
Income before income taxes	$4.7	$1.8
Add back Impairment of Octane Additives business goodwill	0.5	1.0

	$5.2	$2.8

Income taxes	$1.7	$1.0

Adjusted effective tax rate	32.7%	35.7%

Six months to June 30, 2009:

(in millions except ratios)	2009	2008	Change
Net sales:
Fuel Specialties	$205.6	$208.9	$(3.3)	-2%
Active Chemicals	61.1	73.4	(12.3)	-17%
Octane Additives	18.4	31.7	(13.3)	-42%

	$285.1	$314.0	$(28.9)	-9%

Gross profit:
Fuel Specialties	$72.2	$71.7	$0.5	+1%
Active Chemicals	12.1	6.8	5.3	+78%
Octane Additives	6.7	14.3	(7.6)	-53%

	$91.0	$92.8	$(1.8)	-2%

Gross margin (%)
Fuel Specialties	35.1	34.3	+0.8
Active Chemicals	19.8	9.3	+10.5
Octane Additives	36.4	45.1	-8.7
Aggregate	31.9	29.6	+2.3

Operating expenses:
Fuel Specialties	$(29.8)	$(31.8)	$2.0	-6%
Active Chemicals	(7.4)	(8.4)	1.0	-12%
Octane Additives	(15.6)	(11.5)	(4.1)	+36%
FAS 158/87 pension charge	(3.0)	(1.2)	(1.8)	+150%
Corporate costs	(5.8)	(15.6)	9.8	-63%

	$(61.6)	$(68.5)	$6.9	-10%

Fuel Specialties

Net sales: the year on year decrease of 2% was spread across the markets in which we operate as follows—the Americas (up 7%), EMEA (down 5%), ASPAC (down 12%) and Avtel (down 17%). This reduction in revenue was due to the unfavorable impact of exchange rates (down 5 percentage points) offsetting a richer price and product mix (up 3 percentage points).

•	Americas benefited from a richer price and product mix (up 5 percentage points) and higher volumes (up 2 percentage points). Revenue growth was focused in detergent products sold to refineries.

•

EMEA net sales were unfavorably impacted by exchange rates (down 13 percentage points) due to the large proportion of European Union euro-denominated sales in that market. However, underlying growth was focused on price and product mix (up 6 percentage points) and increased volumes (up 2 percentage points).

•

ASPAC revenues fell primarily due to a poorer price and product mix (down 10 percentage points) in tandem with slightly lower volumes (down 1 percentage point) and the unfavorable impact of exchange rates (down 1 percentage point).

•	Avtel saw volumes decline by 15 percentage points, primarily due to the timing of shipments, together with a poorer price and product mix (down 2 percentage points).

Gross margin: the year on year increase of 0.8 percentage points reflects continued declines in our raw material costs and our ability to hold pricing relatively firm. This was offset to some extent by the impact of lower margins within our Avtel business from a relatively poorer sales mix and lower TEL production volumes on the fixed cost base on the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: operating expenses fell by 6% due to the favorable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the year on year decline of 17% was spread across the markets in which we operate as follows—the Americas (down 10%), EMEA (down 27%) and ASPAC (up 17%). This decline in revenues was due to lower volumes (down 11 percentage points), the unfavorable impact of exchange rates (down 11 percentage points) offset by improved pricing and product mix (up 5 percentage points).

•

The Americas experienced a fall due to volumes (down 18 percentage points) and the unfavorable impact of exchange rates (down 7 percentage points) partially offset by an improvement to pricing and product mix (up 15 percentage points). The volume reduction was caused by lower sales in custom manufacturing as we decided to exit some of our low-volume, low-margin business in that market.

•

EMEA experienced a fall due to the unfavorable impact of exchange rates (down 14 percentage points), lower volumes (down 10 percentage points) and weaker pricing and product mix (down 3 percentage points). The low margin non-core polymers business suffered a significant drop in revenues due to the unfavorable impact of exchange rates on its primarily European Union euro denominated business, falling raw material costs on formula-based sales prices and its reliance on sales to the automotive and construction industry.

•

Our ASPAC business growth in the year to date is driven by fragrances with volumes up 16 percentage points and a richer price and product mix (up 16 percentage points) offset by the unfavorable impact of exchange rates (down 15 percentage points).

Gross margin: the year on year increase of 10.5 percentage points reflects the impact of improved pricing, a shift away from lower-margin polymer sales, the favorable impact of raw material cost reductions and better utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year reduction of 12% is due to the favorable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Octane Additives

Net sales: net sales declined 42% due to lower volumes (down 41 percentage points), which suffered from the timing of shipments following a very strong fourth quarter in 2008, and a slightly poorer sales mix (down 1 percentage point). The slightly poorer sales mix reflected a poorer TEL sales mix being almost offset by higher revenues from our environmental remediation business. In both 2009 and 2008 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin of 8.7 percentage points primarily reflects the lower TEL production volumes on the fixed cost base on the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of legal and other professional expenses of $12.9 million and $6.8 million in 2009 and 2008, respectively, relating to the Oil for Food Program and related investigations, the year on year decrease in operating expenses was $2.0 million or 43% primarily in respect of reduced selling costs.

Other Income Statement Captions

FAS 158/87 pension charge: this non-cash pension charge increased by $1.8 million to $3.0 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

Corporate costs: corporate costs fell by $9.8 million due to a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO and $3.9 million of advisory and financing costs expensed in

2008 in relation to two large potential acquisitions that the Company decided not to pursue. The remaining reductions relate to the favorable impact of exchange rates on the predominantly British pound sterling cost base in tandem with tight cost controls.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2009	2008
Separation agreement with the former CEO	$1.3	$—
Reduction in EMEA headcount	0.3	0.7
United Kingdom site clearance	0.1	0.3
Reduction in Americas headcount	—	0.2
U.S. site clearance	—	0.2
Relocation of our European Headquarters to the Ellesmere Port site	—	0.2

	$1.7	$1.6

Amortization of intangible assets: the amortization charge has declined by $1.8 million from $4.1 million to $2.3 million due to a reduction in the amortization charge related to the agreements with Ethyl Corporation. The reduction is the result of an extension to the estimated future life of our Octane Additives business and the $6.3 million reduction in intangible assets in 2008 for contract related provisions no longer deemed necessary.

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

Interest expense (net): the net interest expense increased by $0.7 million to $3.3 million in 2009 reflecting the accelerated write-off of $0.2 million of unamortized deferred finance costs from the previous finance facility, an increase in the deferred finance costs amortization charge following our February 2009 refinancing and the lower returns on the Company’s cash balances in a weaker investment market.

Other net (expense)/income: other net expense of $6.8 million in 2009 related to net foreign exchange losses of $6.7 million and net sundry other expenses of $0.1 million. In 2008 other net expense of $0.8 million related to net foreign exchange losses of $0.5 million and net sundry other expenses of $0.3 million.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 33.8% in 2009 from 40.0% in 2008 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased by 3.2 percentage points principally due to the revised assumption from the comparative period that significant legal and other professional expenses may be tax deductible.

(in millions)	2009	2008
Income before income taxes	$14.2	$13.5
Add back Impairment of Octane Additives business goodwill	1.1	2.1

	$15.3	$15.6

Income taxes	$4.8	$5.4

Adjusted effective tax rate	31.4%	34.6%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	June 30, 2009	December 31, 2008
Total current assets	$262.3	$256.6
Total current liabilities	(138.3)	(188.1)

Working capital	124.0	68.5
Less prepaid income taxes	(10.9)	(10.1)
Less cash and cash equivalents	(44.5)	(13.9)
Add back short-term borrowing	10.0	73.0
Add back current portion of plant closure provisions	4.9	4.1
Add back current portion of unrecognized tax benefits	16.0	9.2
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$99.6	$130.9

In the first half year of 2009 adjusted working capital decreased by $31.3 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The $11.8 million decrease in accounts receivable and prepaid expenses was focused within our Octane Additives business as it collected significant year end receivables. Inventories declined by $13.9 million as we actively managed production levels across all three business units to meet market demand. The $5.6 million increase in accounts payable and accrued liabilities primarily reflects the increased provision for probable future legal and other professional expenses relating to the Oil for Food Program and related investigations.

Cash

At June 30, 2009 and December 31, 2008 we had cash and cash equivalents of $44.5 million and $13.9 million, respectively.

Debt

On February 6, 2009 we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at June 30 and December 31, 2008.

The Company’s finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The new facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our business, properties, assets, financial condition or results of operations. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the new facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These ratios are (1) the ratio of net debt to EBITDA and (2) the ratio of net interest to EBITDA. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility.

As of June 30, 2009, the Company had $66.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt profile as at June 30, 2009, including the finance facility, is set out below:

(in millions)
2009	$—
2010	10.0
2011	15.0
2012	41.0

66.0
Current portion of long-term debt	(10.0)

Long-term debt, net of current portion	$56.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

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

The Company offers fixed prices for some long-term sales contracts. As manufacturing costs and raw materials are subject to variability the Company uses commodity swaps to hedge the cost of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating costs of raw materials.

The Company’s exposure to market risk has been discussed in the Company’s 2008 Annual Report on Form 10-K and there have been no significant changes since that time.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”)).

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, in timely making known material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating both to the OFFP, and also to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra- contractual payments to secure business with foreign governmental entities in the context of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws. In a coordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including our former CEO, who resigned on March 20, 2009. The Company, and its officers and directors are cooperating with the SEC and DOJ investigations.

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

On March 5, 2008, a letter was received by the Company from the DOJ in which a request for a wider and more detailed range of documents was made. A further letter was received from the DOJ on June 13, 2009 which contained requests for information made by the U.S. Office of Foreign Assets Control (“OFAC”). In addition to the voluntary disclosure made in relation to the Bycosin disposal OFAC is inquiring into business the Company may have conducted in countries in respect of which there are U.S. laws and regulations that restrict trade.

On July 31, 2009, the DOJ issued a press release in which it disclosed the arrest of an individual and the unsealing of an August 7, 2008 indictment in the U.S. District Court for the District of Columbia against the individual for certain FCPA violations relating to his alleged participation in an eight-year conspiracy to defraud the OFFP and to bribe Iraqi government officials on behalf of a publicly traded U.S. chemical company in connection with the sale of a chemical additive used in the refining of leaded fuel. This individual is the Company's former agent for Iraq and certain other markets and the Company understands the indictment to relate to the matters that are the subject of the OFFP and related FCPA investigations of the Company.

Separately, on May 21, 2008, the United Kingdom’s Serious Fraud Office (“SFO”) notified Innospec Limited, a wholly owned subsidiary of the Company, that it had commenced an investigation into certain contracts involving British companies under the OFFP. As part of this investigation, the SFO has asked the Company to produce documents in respect of the Company’s participation in the OFFP between January 1, 1996 and December 31, 2003. Following receipt of the SFO’s notice the Company has instructed external legal counsel to advise and assist in relation to the investigation and the Company and its directors and officers intend to cooperate with the SFO. On October 16, 2008, the Company was further notified that the scope of the SFO’s investigation would extend to matters relating to potential bribery involving overseas commercial agents that are already in the large part the subject of the ongoing DOJ and SEC investigations. This investigation by the SFO similarly includes areas that concern certain former and current executives of the Company.

The Company and its officers and directors intend to continue to cooperate with the SEC, DOJ and SFO.

The outcome of these investigations remains uncertain to the Company. On the facts available to us it is not yet possible to form any reasonable estimate of the potential disgorgement, penalties and fine payments, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. The amount of any disgorgements, penalties or fines that the Company could face would depend on a number of eventual factors which are not currently known to the Company, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of cooperation provided to government authorities during the investigations.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse effect on the Company’s results of operations, financial position and/or cash flows from operating activities.

As part of the Company’s commitment to cooperate and comply with the OFFP and related investigations the Company has accrued and spent the following amounts in respect of estimated probable future legal and other professional expenses:

(in millions)	Accrued	Spent	Provision remaining at period end
Year ended December 31, 2006	$1.2	$(0.8)	$0.4
Year ended December 31, 2007	4.6	(1.3)	3.7
Year ended December 31, 2008	15.5	(15.8)	3.4
Quarter ended March 31, 2009	7.0	(5.0)	5.4
Quarter ended June 30, 2009	5.9	(4.8)	$6.5

	$34.2	$(27.7)

These accruals have been made on the basis of the Company’s current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The Company continues to keep the amount of such accrual provisions under review as it has been doing, including through working with the committee of the Board and external legal counsel and other professional advisors.

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control and other matters.

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

In addition to the voluntary disclosure made in relation to the Bycosin disposal, and as referred to in the Company’s disclosure relating to the investigations into its involvement in the United Nations Oil For Food Program and related matters, OFAC is inquiring into business the Company may have conducted in countries in respect of which there are U.S. laws and regulations that restrict trade. The Company and its officers and directors intend to continue to cooperate with OFAC.

If the Company or its subsidiaries (current or former) were found not to have complied with the CACR, or other U.S. laws or regulations that restrict trade with certain countries, the Company believes that it could be subject to fines or other civil or criminal penalties which could be material.

Patent actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial condition or results of operations of the Company.

Other legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including employee and product liability claims. There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

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

The Annual Meeting of Stockholders of the Company was held on May 7, 2009 (the “2009 Annual Meeting”). The following matters were submitted to a vote of the stockholders at the 2009 Annual Meeting and received the number of votes indicated for, against or withheld as well as the number of abstentions and broker non-votes as to each matter:

(i)	Re-election of the following director of the Company to serve until the 2012 Annual Meeting:

	Votes For	Votes Withheld
James M. C. Puckridge	21,024,313	938,028

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions
21,900,454	50,629	11,258

There were no broker non-votes with respect to the re-election of director or ratification of the Company’s independent registered public accounting firm.

In addition to the Director elected at the 2009 Annual Meeting, the terms of office of Martin M. Hale, Dr. Robert E. Bew, Hugh G. Aldous and Joachim Roeser on the Board of Directors continue from the date of the Annual Meeting until the expiration of their respective terms.

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

Date: August 5, 2009	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 5, 2009	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer