Form 10-Q
period 2009-09-30
INNOSPEC INC.
filed 2009-11-02
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 28, 2009
Common Stock, par value $0.01	23,664,053

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects”, “anticipates”, “may”, “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, all of the Company’s guidance in respect of sales, gross margins, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions, including in respect of the general business environment, regulatory actions or changes. If the risks or uncertainties materialize or assumptions prove incorrect or change, our actual performance or results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to carefully review and consider the cautionary statements and other disclosures made in those filings, specifically those under the heading “Risk Factors”. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions except share and per share data)	2009	2008	2009	2008
Net sales (Note 2)	$149.2	$158.5	$434.3	$472.5
Cost of goods sold	(102.0)	(115.1)	(296.1)	(336.3)

Gross profit (Note 2)	47.2	43.4	138.2	136.2
Operating expenses
Selling, general and administrative	(42.9)	(31.7)	(97.3)	(92.6)
Research and development	(4.2)	(3.5)	(11.4)	(11.1)
Restructuring charge	—	(0.3)	(1.7)	(1.9)
Amortization of intangible assets (Note 4)	(1.2)	(2.1)	(3.5)	(6.2)
Impairment of Octane Additives business goodwill (Note 5)	(0.6)	(1.1)	(1.7)	(3.2)
Profit on disposal	—	—	—	0.4

	(48.9)	(38.7)	(115.6)	(114.6)

Operating (loss)/income (Note 2)	(1.7)	4.7	22.6	21.6
Other net income/(expense)	7.1	(5.0)	0.3	(5.8)
Interest expense	(1.5)	(1.6)	(4.9)	(4.9)
Interest income	0.1	0.2	0.2	0.9

Income/(loss) before income taxes	4.0	(1.7)	18.2	11.8
Income taxes (Note 6)	(6.7)	1.1	(11.5)	(4.3)

Net (loss)/income	$(2.7)	$(0.6)	$6.7	$7.5

(Loss)/earnings per share (Note 7):
Basic	$(0.11)	$(0.03)	$0.28	$0.32

Diluted	$(0.11)	$(0.03)	$0.27	$0.31

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,663	23,596	23,635	23,594

Diluted	23,663	23,596	24,709	24,211

Dividend declared per common share (Note 8):	$—	$0.05	$0.05	$0.10

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30 2009	December 31 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50.2	$13.9
Accounts receivable (less allowance of $2.7 and $2.8, respectively)	84.3	89.9
Inventories
Finished goods	83.8	95.0
Work in progress	0.8	2.0
Raw materials	35.4	41.3

Total inventories	120.0	138.3
Prepaid expenses	5.2	4.4
Prepaid income taxes	7.1	10.1

Total current assets	266.8	256.6
Property, plant and equipment	123.0	113.2
Less accumulated depreciation	(71.9)	(59.7)

Net property, plant and equipment	51.1	53.5
Goodwill—Octane Additives (Note 5)	7.3	9.0
Goodwill—Other (Note 5)	139.3	139.2
Intangible assets (Note 4)	24.8	28.3
Deferred finance costs	2.3	0.5
Deferred income taxes	9.2	7.2
Other non-current assets	1.7	—

Total assets	$502.5	$494.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except per share data)	September 30 2009	December 31 2008
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46.2	$55.4
Accrued liabilities	74.1	46.3
Short-term borrowing (Note 9)	10.0	73.0
Current portion of plant closure provisions (Note 10)	5.4	4.1
Current portion of unrecognized tax benefits (Note 6)	16.0	9.2
Current portion of deferred income	0.1	0.1

Total current liabilities	151.8	188.1
Long-term debt, net of current portion (Note 9)	51.0	—
Plant closure provisions, net of current portion (Note 10)	21.6	22.8
Unrecognized tax benefits, net of current portion (Note 6)	20.1	25.6
Pension liability (Note 3)	14.0	13.8
Other non-current liabilities	3.6	13.9
Deferred income, net of current portion	0.9	0.8
Commitments and contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	284.7	282.5
Treasury stock (5,890,447 and 5,956,384 shares at cost, respectively)	(64.2)	(64.9)
Retained earnings	137.1	131.6
Accumulated other comprehensive loss	(118.4)	(120.2)

Total stockholders’ equity	239.5	229.3

Total liabilities and stockholders’ equity	$502.5	$494.3

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2009	2008
Cash Flows from Operating Activities
Net income	$6.7	$7.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.7	18.1
Impairment of Octane Additives business goodwill (Note 5)	1.7	3.2
Deferred income taxes	(2.0)	(2.3)
(Profit) on disposal of property, plant and equipment	—	(0.4)
Non-cash intangible asset other adjustments	—	6.3
Changes in working capital:
Accounts receivable and prepaid expenses	5.5	2.8
Inventories	19.5	(21.5)
Accounts payable and accrued liabilities	19.1	0.7
Excess tax benefit from stock based payment arrangements	(0.1)	(3.3)
Income taxes and other current liabilities	3.1	(15.9)
Movement on plant closure provisions	—	(0.3)
Movement on pension asset/(liability)	0.2	(3.8)
Stock option compensation charge	0.6	3.1
Movement on other non-current assets and liabilities	(11.3)	(3.5)

Net cash provided by/(used in) operating activities	56.7	(9.3)
Cash Flows from Investing Activities
Capital expenditures	(4.6)	(6.8)
Proceeds on disposal of property, plant and equipment	—	1.3

Net cash (used in) investing activities	(4.6)	(5.5)
Cash Flows from Financing Activities
Net (repayment)/receipt of revolving credit facility	(7.0)	31.0
Repayment of term loan	(55.0)	(20.0)
Receipt of term loan	50.0	—
Refinancing costs	(3.6)	(0.4)
Excess tax benefit from stock based payment arrangements	0.1	3.3
Dividend paid	(1.2)	(1.2)
Issue of treasury stock	0.2	1.9
Repurchase of common stock	—	(10.5)

Net cash (used in)/provided by financing activities	(16.5)	4.1
Effect of exchange rate changes on cash	0.7	1.6

Net change in cash and cash equivalents	36.3	(9.1)
Cash and cash equivalents at beginning of period	13.9	24.3

Cash and cash equivalents at end of period	$50.2	$15.2

Amortization of deferred finance costs of $1.5m (2008—$0.3m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3
Net income	—	—	—	6.7	—	6.7
Dividend ($0.05 per share)	—	—	—	(1.2)	—	(1.2)
Derivatives (1)	—	—	—	—	2.5	2.5
Net CTA change (2)	—	—	—	—	(0.7)	(0.7)
Treasury stock re-issued	—	(0.2)	0.7	—	—	0.5
Stock option compensation charge	—	2.4	—	—	—	2.4

Balance at September 30, 2009	$0.3	$284.7	$(64.2)	$137.1	$(118.4)	$239.5

(1)	Changes in unrealized gains on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Net (loss)/income for the period	$(2.7)	$(0.6)	$6.7	$7.5
Changes in cumulative translation adjustment	(7.0)	(8.0)	(0.7)	(6.6)
Unrealized gains on derivative instruments, net of tax	0.4	5.2	2.5	4.9

Total comprehensive (loss)/income	$(9.3)	$(3.4)	$8.5	$5.8

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Net sales
Fuel Specialties	$100.1	$114.2	$305.7	$323.1
Active Chemicals	36.6	37.0	97.7	110.4
Octane Additives	12.5	7.3	30.9	39.0

	$149.2	$158.5	$434.3	$472.5

Gross profit
Fuel Specialties	$32.9	$35.6	$105.1	$107.3
Active Chemicals	8.7	4.1	20.8	10.9
Octane Additives	5.6	3.7	12.3	18.0

	$47.2	$43.4	$138.2	$136.2

Operating (loss)/income
Fuel Specialties	$16.0	$19.2	$57.3	$58.0
Active Chemicals	3.7	(0.3)	7.7	(2.6)
Octane Additives	(14.7)	(7.3)	(24.1)	(6.8)
Pension charge	(1.7)	(0.6)	(4.7)	(1.8)
Corporate costs	(4.4)	(4.9)	(10.2)	(20.5)

	(1.1)	6.1	26.0	26.3

Restructuring charge	—	(0.3)	(1.7)	(1.9)
Impairment of Octane Additives business goodwill	(0.6)	(1.1)	(1.7)	(3.2)
Profit on disposal	—	—	—	0.4

Total operating (loss)/income	(1.7)	4.7	22.6	21.6
Other net income/(expense)	7.1	(5.0)	0.3	(5.8)
Interest expense	(1.5)	(1.6)	(4.9)	(4.9)
Interest income	0.1	0.2	0.2	0.9

Income/(loss) before income taxes	$4.0	$(1.7)	$18.2	$11.8

Corporate costs for the nine months ended September 30, 2008 include the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company decided not to pursue.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Depreciation
Fuel Specialties	$0.6	$1.0	$1.7	$2.3
Active Chemicals	1.4	1.1	3.8	3.7
Octane Additives	0.4	1.3	1.5	3.0
Corporate	0.4	1.0	1.7	2.6

	$2.8	$4.4	$8.7	$11.6

Amortization
Fuel Specialties	$0.6	$0.5	$1.7	$1.7
Active Chemicals	0.3	0.4	1.0	1.1
Octane Additives	0.3	1.2	0.8	3.4

	$1.2	$2.1	$3.5	$6.2

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan covering a number of its current and former United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Service cost	$(1.0)	$(1.4)	$(2.8)	$(4.2)
Interest cost on projected benefit obligation	(10.8)	(12.2)	(28.6)	(36.6)
Expected return on plan assets	10.1	13.0	26.7	39.0

	$(1.7)	$(0.6)	$(4.7)	$(1.8)

At September 30, 2009, the Company has a pension liability of $14.0 million recorded in its balance sheet.

NOTE 4—INTANGIBLE ASSETS

	Nine Months Ended September 30
(in millions)	2009	2008
Gross cost at January 1	$109.0	$115.3
Other adjustments	—	(6.3)

Gross cost at September 30	109.0	109.0

Accumulated amortization at January 1	(80.7)	(73.4)
Amortization charge	(3.5)	(6.2)

Accumulated amortization at September 30	(84.2)	(79.6)

Net book amount at September 30	$24.8	$29.4

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ethyl

An intangible asset was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement to a share of the future income under sales and marketing agreements to sell tetra ethyl lead. In the third quarter of 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. Commencing April 1, 2007, the amount attributable to the Octane Additives business segment was being amortized straight-line to December 31, 2010 and the amount attributable to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives business segment. An amortization charge of $1.5 million was recognized in the first nine months of 2009 (2008—$4.2 million).

Others

The remaining intangible assets of $86.9 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited), Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) and Veritel Chemicals BV. These assets are being amortized straight-line over periods of up to 13 years with the exception of the Veritel asset which was fully amortized as at December 31, 2007. An amortization charge of $2.0 million was recognized in the first nine months of 2009 (2008—$2.0 million).

NOTE 5—GOODWILL

	Nine Months Ended September 30
(in millions)	2009	2008
At January 1
Gross cost	$673.9	$673.8
Accumulated Octane Additives business goodwill impairment losses	(227.6)	(223.9)

	446.3	449.9
Impairment of Octane Additives business goodwill	(1.7)	(3.2)
Exchange effect	0.5	0.4

At September 30	$445.1	$447.1

Gross cost	$674.4	$674.2
Accumulated Octane Additives business goodwill impairment losses	(229.3)	(227.1)

	445.1	447.1

Accumulated amortization at January 1	(298.1)	(298.1)
Exchange effect	(0.4)	(0.3)

Accumulated amortization at September 30	(298.5)	(298.4)

Net book amount at September 30	$146.6	$148.7

Octane Additives business goodwill	$7.3	$9.5
Other	139.3	139.2

	$146.6	$148.7

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

NOTE 6—TAXATION

The following table describes changes to unrecognized tax benefits and associated accrued interest and penalties in the period:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2009	$3.5	$31.3	$34.8
Additions related to tax positions taken in the current period	—	1.1	1.1
Additions for tax positions of prior periods	0.2	—	0.2

Closing balance at September 30, 2009	3.7	32.4	36.1
Current	(1.7)	(14.3)	(16.0)

Non-current	$2.0	$18.1	$20.1

All of the $36.1 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company has commenced detailed discussions with the United Kingdom tax authorities with a view to resolving a number of United Kingdom tax issues, including transfer pricing policies, which account for a large element of the uncertain tax positions as at September 30, 2009. Although the outcome and timing of any possible settlement is uncertain these discussions may be concluded during the next 12 months. The eventual outcome of these discussions is inherently uncertain and the outcome may have a favorable or adverse material impact on our consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at September 30, 2009, the Company’s subsidiaries in France and Germany are subject to tax authority investigations into their respective transfer pricing policies. The Company does not anticipate that adjustments arising out of these investigations would result in a material change to its financial position as at September 30, 2009.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in other foreign tax jurisdictions are open to examination including France (2007 onwards), Germany (2005 onwards), Switzerland (2007 onwards) and the United Kingdom (2002 onwards).

NOTE 7—(LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Numerator (millions of dollars):
Net (loss)/income available to common stockholders	$(2.7)	$(0.6)	$6.7	$7.5

Denominator (in thousands):
Weighted average common shares outstanding	23,663	23,596	23,635	23,594
Dilutive effect of stock options and awards	—	—	1,074	617

Denominator for diluted earnings per share	23,663	23,596	24,709	24,211

Net (loss)/income per share, basic:	$(0.11)	$(0.03)	$0.28	$0.32

Net (loss)/income per share, diluted:	$(0.11)	$(0.03)	$0.27	$0.31

In the three and nine months ended September 30, 2009, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 63,576 and 134,984, respectively (2008—92,588 and 60,519, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At September 30, 2009, the Company had authorized common stock of 40,000,000 shares (December 31, 2008—40,000,000). Issued shares at September 30, 2009, were 29,554,500 (December 31, 2008—29,554,500) and treasury stock amounted to 5,890,447 shares (December 31, 2008—5,956,384).

On February 23, 2009 the Company announced that its Board of Directors had declared a semi-annual dividend of 5 cents per share payable on April 6, 2009 to stockholders of record as of March 16, 2009.

On June 12, 2009 the Company approved a stockholder rights plan (the “Plan”). In connection with the Plan a dividend was declared of one preferred stock (designated as Series B Junior Participating Preferred Stock) right for each outstanding share of Innospec Inc. common stock (each a “Right”). The dividend was distributed on June 26, 2009 to stockholders of record on that date. Subject to certain exceptions, the Rights are exercisable

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only if a person or group acquires 15% or more of Innospec Inc.’s common stock, including through derivatives, or announces a tender or exchange offer which would result in ownership of 15% or more of the common stock (an “Acquiring Person”). Tontine Capital Partners, L.P. and its affiliates, which already own approximately 20% of the Company’s common stock, will not be treated as an Acquiring Person for the purposes of the Plan unless they purchase additional shares and as a result own 21% or more of the Company’s common stock, or unless another person or entity becomes affiliated or associated with them and together they own 21% or more of the Company’s common stock. Each Right entitles its holder to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $55, subject to adjustment. Initially, the Rights are not exercisable and will trade with the Company’s common stock. Following the acquisition of 15% or more of Innospec Inc. common stock by a person or group, the holders of the Rights (other than the Acquiring Person or group) will be entitled to purchase shares of common stock at one-half the market price of such shares, and, in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

The Company has five active stock option plans, two of which provide for grant of stock options to key employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis. A fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have a vesting period of 24 months to 6 years and expire within 10 years of the date of grant. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 1,790,000.

The fair value of options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2009	2008
Dividend yield	2.5%	0.5%
Expected life	5 years	4 years
Volatility	76.5%	50.1%
Risk free interest rate	1.24%	2.73%

The following table summarizes the transactions of the Company’s stock option plans for the three and nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 1, 2009	981,231	$3.03
Grants—at discount	200,100	$—	$12.73
Exercised	(1,220)	$—
Cancelled for payment	(400)	$—
Forfeitures	(7,876)	$9.04
Expired	(7,450)	$6.64

Outstanding at September 30, 2009	1,164,385	$2.45

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2009	983,581	$3.47
Grants—at discount	415,640	$—	$8.09
Grants—at market value	90,000	$4.07	$2.43
Grants—at premium	82,217	$4.62	$1.65
Exercised	(60,653)	$3.27
Cancelled for payment	(400)	$—
Forfeitures	(308,750)	$2.95
Expired	(37,250)	$6.64

Outstanding at September 30, 2009	1,164,385	$2.45

The following table summarizes information about options outstanding at September 30, 2009

Range of Exercise Price	Number outstanding at September 30, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at September 30, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	1,021,825	7.69	$0.68	40,514	3.12	$1.44
$ 5 - $10	76,506	5.00	$9.11	76,506	5.00	$9.11
$10 - $15	1,300	4.62	$11.50	1,300	4.62	$11.50
$20 - $25	45,112	8.40	$20.31	—	—	$—
$25 - $30	19,642	7.40	$27.09	—	—	$—

	1,164,385			118,320

The aggregate intrinsic value of fully vested stock options is $0.3 million. Of the 118,320 stock options that are exercisable, 20,780 have performance conditions attached. The total compensation cost for the first nine months of 2009 was $0.6 million, including a gain of $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO (2008—$3.1 million charge). The total compensation cost related to nonvested stock options not yet recognized at September 30, 2009 is $4.5 million and this cost is expected to be recognized over the weighted-average period of 2.23 years.

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

The total intrinsic value of options exercised in the first nine months of 2009 was $0.4 million (2008—$1.3 million). The amount of cash received from the exercise of stock option awards in the first nine months of 2009 was $0.2 million (2008—$1.9 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first nine months of 2009 the new total fair value of shares vested was $1.1 million (2008—$1.2 million).

The total options vested in the first nine months of 2009 were 176,848 (2008—264,588).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An additional long term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2008—$12 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A compensation charge of $0.1 million was recognized in the first nine months of 2009 resulting in a liability of $0.2 million at September 30, 2009 (2008—$0.4 million compensation charge and $0.4 million liability).

The following assumptions were used in the Monte Carlo model:

	2009	2008
Dividend yield	0.7%	0.8%
Volatility	77.2%	60.5%
Risk free interest rate	1.45%	2.28%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	September 30 2009	December 31 2008
Senior term loan	$50.0	$55.0
Revolving credit	11.0	18.0

	61.0	73.0
Less current portion	(10.0)	(73.0)

	$51.0	$—

On February 6, 2009 we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at September 30 and December 31, 2008.

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

Management believes that the Company has not breached these covenants throughout the period to September 30, 2009. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The following table presents the projected annual maturities for the next four years after September 30, 2009:

(in millions)	Term loan	Revolving credit facility	Total
2009	$—	$—	$—
2010	10.0	—	10.0
2011	15.0	—	15.0
2012	25.0	11.0	36.0

	$50.0	$11.0	$61.0

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

Movements in the provisions are summarized as follows:

	Q3 YTD 2009				Q3 YTD 2008 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$1.6	$0.2	$25.1	$26.9	$26.8
Charge for the period	1.6	0.1	1.4	3.1	3.7
Expenditure	(2.0)	(0.1)	(1.0)	(3.1)	(4.1)
Exchange effect	—	—	0.1	0.1	0.1

Total at September 30	1.2	0.2	25.6	27.0	26.5
Due within one year	(1.2)	—	(4.2)	(5.4)	(4.6)

Balance at September 30	$—	$0.2	$21.4	$21.6	$21.9

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

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first nine months of 2009 was $1.4 million.

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

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Non-derivatives:
Cash and cash equivalents	$50.2	$50.2	$13.9	$13.9
Non-financial assets (level 3 measurement):
Goodwill—Octane Additives	7.3	7.3	9.0	9.0
Derivatives (level 1 measurement):
Commodity swaps	1.7	1.7	—	—

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$61.0	$61.0	$73.0	$73.0
Derivatives (all level 1 measurement):
Interest rate swaps	0.4	0.4	0.7	0.7
Foreign exchange contracts	0.4	0.4	12.3	12.3
Commodity swaps	—	—	1.3	1.3

For assets and liabilities measured at fair value on a recurring basis using level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2009	$9.0
Total gains or losses (realized/unrealized)
Included in earnings	(1.7)
Included in other comprehensive income	—

Balance at September 30, 2009	$7.3

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2009	2008
Balance at January 1	$(2.0)	$(1.0)
Change in fair value	3.3	0.2

Balance at September 30	$1.3	$(0.8)

On June 12, 2009, the Company settled interest rate swaps it had entered against $50.0 million of underlying floating rate debt obligations, and entered into $50.0 million of new interest rate swaps which will amortize and mature between February 2010 and February 2012. The new interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying floating rate debt obligations, that stood at $61.0 million at September 30, 2009, and qualify for hedge accounting as at September 30, 2009.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at September 30, 2009 and December 31, 2008.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $1.3 million at September 30, 2009 (2008—net unrealized loss of $0.8 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2009 and 2008 and accordingly no gain or loss was recognized in earnings in either period. The Company expects the net unrealized gain of $0.9 million at September 30, 2009 to be reclassified into earnings in the next 12 months, and the remainder to be classified into earnings in the following 12 months.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at September 30, 2009 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest swap	$12.5	1.4435%	February 7, 2011
	$12.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduces from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at September 30, 2009 and December 31, 2008 the Company had the following summarized commodity swaps:

	September 30, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—3,101 tonnes			$(1.3)	$(1.3)
Notional quantity—1,800 tonnes	$1.7	$1.7

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at September 30, 2009. The impact on the income statement for the first nine months is summarized below:

(in millions)	Gain/(loss) recognized in OCI on derivative	Location of gain/(loss) reclassified from accumulated OCI into income	Amount of gain/(loss) reclassified from accumulated OCI into income
Interest rate contracts	$0.9	Interest income/(expense)	$(0.4)
Commodity contracts	3.1	Cost of goods sold	(0.1)

	4.0		(0.5)
Taxation	(1.1)	Income taxes	0.1

	$2.9		$(0.4)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 12 months at the date of inception. These foreign currency contracts have not been designated as hedging instruments, and their impact on the income statement for the three and nine months to September 30, 2009 is summarized below:

(in millions)	Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income for the three months to September 30, 2009	Amount of gain/(loss) recognized in income for the nine months to September 30, 2009
Foreign exchange contracts	Other income/(expense)	$1.3	$7.5

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Oil for Food Program and related FCPA investigations

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

On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee, all of whom were independent directors. (The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, but his services were retained in an independent capacity as a member of the committee until October 1, 2009 when he resigned. Mr. Haubold did not resign as a result of any dispute or disagreement with the Company or the committee). External counsel to the Company, reporting to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. External counsel reports directly to the committee and assists in connection with communications and interactions with the SEC and DOJ.

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

On July 31, 2009, the DOJ issued a press release in which it disclosed the arrest of an individual and the unsealing of an August 7, 2008 indictment in the U.S. District Court for the District of Columbia against the individual for certain FCPA violations relating to his alleged participation in an eight-year conspiracy to defraud the OFFP and to bribe Iraqi government officials on behalf of a publicly traded U.S. chemical company in connection with the sale of a chemical additive used in the refining of leaded fuel. This individual is the Company’s former agent for Iraq and certain other markets and the Company understands the indictment to relate to the matters that are the subject of the OFFP and related FCPA investigations of the Company.

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

The outcome of these investigations remains uncertain to the Company. Discussions with the SEC, DOJ and SFO are ongoing in an effort to resolve these investigations, but whether agreement can be reached, and on what terms, is uncertain. On the facts available to us we are currently unable to determine the amount, if any, of probable disgorgement, penalties and/or fines that we may be subject to. The amount of any disgorgements, penalties and/or fines that the Company could face depends on a number of eventual factors which are not currently known to the Company or have not yet been resolved with the relevant government authorities,

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of cooperation provided to government authorities during the investigations. For accounting purposes, based on a potential settlement range of $18.3 million to $63.4 million in connection with the ongoing discussions with government authorities, we have recorded in the third quarter of 2009 an $18.3 million accrual for potential global settlement of these investigations as required under U.S. GAAP.

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

As part of the Company’s commitment to cooperate and comply with the OFFP and related investigations the Company has accrued and spent the following amounts in respect of estimated probable future legal and other professional expenses:

(in millions)	Accrued	Spent	Provision remaining at period end
Year ended December 31, 2006	$1.2	$(0.8)	$0.4
Year ended December 31, 2007	4.6	(1.3)	3.7
Year ended December 31, 2008	15.5	(15.8)	3.4
Quarter ended March 31, 2009	7.0	(5.0)	5.4
Quarter ended June 30, 2009	5.9	(4.8)	6.5
Quarter ended September 30, 2009	—	(2.2)	$4.3

	$34.2	$(29.9)

These accruals have been made on the basis of the Company’s current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The Company continues to keep the amount of such accrual provisions under review as it has been doing, including through working with the committee of the Board, external legal counsel and other professional advisors.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2009, such contingent liabilities amounted to $6.8 million.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($5.7 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value and becomes effective for us in fourth quarter 2009. The Company is currently evaluating the impact ASU 2009-05 will have on its financial statements.

In June 2009, the FASB issued FAS 168, the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855 (formerly FAS 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 for the quarter ended June 30, 2009, and adoption did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued additional guidance, which resides under the Compensation—Retirement Benefits Topic of the FASB ASC 715, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

understanding of significant concentrations of risk in plan assets. This guidance is effective for years ending after December 15, 2009 and since it requires additional disclosure only it will not impact our consolidated results of operations or financial position.

NOTE 15—SUBSEQUENT EVENTS

The Company has evaluated subsequent events up to and including November 2, 2009, which is the date the financial statements were issued, and has concluded that no additional disclosures are required in relation to events subsequent to the balance sheet date.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2009

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

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Net sales
Fuel Specialties	$100.1	$114.2	$305.7	$323.1
Active Chemicals	36.6	37.0	97.7	110.4
Octane Additives	12.5	7.3	30.9	39.0

	$149.2	$158.5	$434.3	$472.5

Gross profit
Fuel Specialties	$32.9	$35.6	$105.1	$107.3
Active Chemicals	8.7	4.1	20.8	10.9
Octane Additives	5.6	3.7	12.3	18.0

	$47.2	$43.4	$138.2	$136.2

Operating (loss)/income
Fuel Specialties	$16.0	$19.2	$57.3	$58.0
Active Chemicals	3.7	(0.3)	7.7	(2.6)
Octane Additives	(14.7)	(7.3)	(24.1)	(6.8)
Pension charge	(1.7)	(0.6)	(4.7)	(1.8)
Corporate costs	(4.4)	(4.9)	(10.2)	(20.5)

	(1.1)	6.1	26.0	26.3
Restructuring charge	—	(0.3)	(1.7)	(1.9)
Impairment of Octane Additives business goodwill	(0.6)	(1.1)	(1.7)	(3.2)
Profit on disposal	—	—	—	0.4

Total operating (loss)/income	(1.7)	4.7	22.6	21.6
Other net income/(expense)	7.1	(5.0)	0.3	(5.8)
Interest expense	(1.5)	(1.6)	(4.9)	(4.9)
Interest income	0.1	0.2	0.2	0.9

Income/(loss) before income taxes	$4.0	$(1.7)	$18.2	$11.8

Three months to September 30, 2009:

(in millions except ratios)	2009	2008	Change
Net sales:
Fuel Specialties	$100.1	$114.2	$(14.1)	-12%
Active Chemicals	36.6	37.0	(0.4)	-1%
Octane Additives	12.5	7.3	5.2	+71%

	$149.2	$158.5	$(9.3)	-6%

Gross profit:
Fuel Specialties	$32.9	$35.6	$(2.7)	-8%
Active Chemicals	8.7	4.1	4.6	+112%
Octane Additives	5.6	3.7	1.9	+51%

	$47.2	$43.4	$3.8	+9%

Gross margin (%)
Fuel Specialties	32.9	31.2	+1.7
Active Chemicals	23.8	11.1	+12.7
Octane Additives	44.8	50.7	-5.9
Aggregate	31.6	27.4	+4.2

Operating expenses:
Fuel Specialties	$(16.3)	$(15.7)	$(0.6)	+4%
Active Chemicals	(4.7)	(4.1)	(0.6)	+15%
Octane Additives	(20.0)	(9.9)	(10.1)	+102%
Pension charge	(1.7)	(0.6)	(1.1)	+183%
Corporate costs	(4.4)	(4.9)	0.5	-10%

	$(47.1)	$(35.2)	$(11.9)	+34%

Fuel Specialties

Net sales: the year on year decrease of 12% was spread across the markets in which we operate as follows—the Americas (down 8%), EMEA (down 15%), ASPAC (up 16%) and Avtel (down 44%). This reduction in revenue was due to a poorer price and product mix (down 6 percentage points), lower volumes (down 5 percentage points) and the unfavorable impact of exchange rates (down 1 percentage point).

•

Americas benefited from improved volumes (up 3 percentage points) offset by a weaker price and product mix (down 11 percentage points). Volume growth was focused in our performance and refinery products. Price and product mix was unfavorably impacted by the passing of raw material cost decreases onto our customers.

•

EMEA net sales were also unfavorably impacted by the passing of raw material cost decreases onto our customers, resulting in a weaker price and product mix (down 11 percentage points), and exchange rates (down 3 percentage points) due to the large proportion of European Union euro-denominated sales in that market. Volumes declined 1 percentage point.

•	ASPAC revenues grew on a richer price and product mix (up 13 percentage points), due to shift towards our higher value products, and underlying volumes increased 3 percentage points.

•	Avtel saw volumes fall by 54 percentage points, primarily due to the timing of shipments, offset by a richer price and product mix (up 10 percentage points).

Gross margin: the year on year increase of 1.7 percentage points primarily reflects continued declines in raw material costs and our ability to hold prices relatively firm, offset by a lower proportion of higher margin Avtel sales.

Operating expenses: operating expenses grew by 4% due to increased research and development expenses and personnel-related costs, offset by the favorable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the year on year decline of 1% was spread across the markets in which we operate as follows—the Americas (down 12%), EMEA (up 3%) and ASPAC (up 26%). This decline in revenues was due to the unfavorable impact of exchange rates (down 7 percentage points), lower volumes (down 1 percentage point) offset by improved pricing and product mix (up 7 percentage points).

•

The Americas experienced a fall due to volumes (down 24 percentage points) and the unfavorable impact of exchange rates (down 4 percentage points) partially offset by an improvement to pricing and product mix (up 16 percentage points). The volume reduction was caused by lower sales in custom manufacturing as we have exited some low-volume, low-margin business in that market.

•	EMEA saw revenue growth due to improved volumes (up 13 percentage points) offset by the unfavorable impact of exchange rates (down 10 percentage points).

•

Our ASPAC business growth in the quarter was driven by volumes up 19 percentage points and a richer price and product mix (up 14 percentage points) offset by the unfavorable impact of exchange rates (down 7 percentage points).

Gross margin: the year on year increase of 12.7 percentage points reflects the impact of improved pricing, the favorable impact of raw material cost reductions and better utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year increase of 15% is primarily due to costs incurred complying with Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) in the European Union.

Octane Additives

Net sales: net sales grew strongly year on year, due to the timing of shipments, with volumes higher (up 57 percentage points) and an improved sales mix (up 14 percentage points). In both 2009 and 2008 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin of 5.9 percentage points primarily reflects the lower TEL production volumes on the fixed cost base on the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact in 2009 of the $18.3 million accrual for potential settlement of the United Nations Oil for Food Program and related FCPA investigations, and in 2008 of legal and other professional expenses of $8.7 million relating to these investigations, the year on year increase in operating expenses was $0.5 million due to increased selling costs.

Other Income Statement Captions

Pension charge: this non-cash pension charge increased by $1.1 million to $1.7 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

Corporate costs: the year on year decrease in operating expenses of $0.5 million or 10% is due to the favorable impact of exchange rates on the predominantly British pound sterling cost base in tandem with tight cost controls.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2009	2008
United Kingdom site clearance	$—	$0.3
Relocation of our European Headquarters to the Ellesmere Port site	—	0.1
U.S. site clearance	—	0.1
Release of over accrual in respect of reduction in EMEA headcount	—	(0.2)

	$—	$0.3

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

Impairment of Octane Additives business goodwill: the 2009 third quarter charge was lower than that recognized in the same period in 2008 primarily due to the higher operating income and associated cash flows in 2008. Effective October 1, 2008 we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives business from December 31, 2010 to December 31, 2012.

Interest expense (net): the net interest expense remained at $1.4 million due to an increase in the deferred costs amortization charge following our February 2009 refinancing being offset by lower interest expense. Interest expense benefited from U.S. base interest rates and gross debt declining between the comparative periods.

Other net income/(expense): other net income of $7.1 million in the third quarter of 2009 related to net foreign exchange gains of $7.0 million and sundry other income of $0.1 million. In 2008 other net expense of $5.0 million related to net foreign exchange losses.

Income taxes: the effective rate of tax for the quarter, once adjusted for Octane Additives business goodwill impairment, and for the $18.3 million accrual in 2009 for potential settlement of the United Nations Oil for Food Program and related FCPA investigations, is 29.3%, compared to (64.7)% in 2008, due to the revised assumption in the comparative period that significant legal and other professional expenses may be tax deductible.

Nine months to September 30, 2009:

(in millions except ratios)	2009	2008	Change
Net sales:
Fuel Specialties	$305.7	$323.1	$(17.4)	-5%
Active Chemicals	97.7	110.4	(12.7)	-12%
Octane Additives	30.9	39.0	(8.1)	-21%

	$434.3	$472.5	$(38.2)	-8%

Gross profit:
Fuel Specialties	$105.1	$107.3	$(2.2)	-2%
Active Chemicals	20.8	10.9	9.9	+91%
Octane Additives	12.3	18.0	(5.7)	-32%

	$138.2	$136.2	$2.0	+1%

Gross margin (%)
Fuel Specialties	34.4	33.2	+1.2
Active Chemicals	21.3	9.9	+11.4
Octane Additives	39.8	46.2	-6.4
Aggregate	31.8	28.8	+3.0

Operating expenses:
Fuel Specialties	$(46.1)	$(47.5)	$1.4	-3%
Active Chemicals	(12.1)	(12.5)	0.4	-3%
Octane Additives	(35.6)	(21.4)	(14.2)	+66%
Pension charge	(4.7)	(1.8)	(2.9)	+161%
Corporate costs	(10.2)	(20.5)	10.3	-50%

	$(108.7)	$(103.7)	$(5.0)	+5%

Fuel Specialties

Net sales: the year on year decrease of 5% was spread across the markets in which we operate as follows—the Americas (up 2%), EMEA (down 8%), ASPAC (down 3%) and Avtel (down 29%). This reduction in revenue was due to the unfavorable impact of exchange rates (down 4 percentage points) together with weaker volumes (down 1 percentage point).

•	Americas benefited from higher volumes (up 2 percentage points). Revenue growth was focused in performance and refinery products.

•

EMEA net sales were unfavorably impacted by exchange rates (down 9 percentage points), due to the large proportion of European Union euro-denominated sales in that market, offset by increased volumes (up 1 percentage point).

•	ASPAC revenues fell primarily due to a poorer price and product mix (down 2 percentage points) in tandem with the unfavorable impact of exchange rates (down 1 percentage point).

•	Avtel saw volumes decline by 32 percentage points, primarily due to the timing of shipments, offset by a richer price and product mix (up 3 percentage points).

Gross margin: the year on year increase of 1.2 percentage points primarily reflects continued declines in raw material costs and our ability to hold prices relatively firm offset by a lower proportion of higher margin Avtel sales.

Operating expenses: operating expenses fell by 3% due to the favorable impact of exchange rates, on our European cost base denominated in European Union euro and British pound sterling, offset by increased research and development expenses and personnel-related costs.

Active Chemicals

Net sales: the year on year decline of 12% was spread across the markets in which we operate as follows—the Americas (down 11%), EMEA (down 17%) and ASPAC (up 20%). This decline in revenues was due to the unfavorable impact of exchange rates (down 10 percentage points) and lower volumes (down 8 percentage points), offset by improved pricing and product mix (up 6 percentage points).

•

The Americas experienced a fall due to volumes (down 20 percentage points) and the unfavorable impact of exchange rates (down 6 percentage points) partially offset by an improvement to pricing and product mix (up 15 percentage points). The volume reduction was caused by lower sales in custom manufacturing as we have exited some low-volume, low-margin business in that market.

•

EMEA experienced a fall due to the unfavorable impact of exchange rates (down 12 percentage points), lower volumes (down 3 percentage points) and weaker pricing and product mix (down 2 percentage points). The low margin non-core polymers business suffered a significant drop in revenues in the early part of 2009 due to the unfavorable impact of exchange rates on its primarily European Union euro denominated business, falling raw material costs on formula-based sales prices and its reliance on sales to the automotive and construction industry.

•

Our ASPAC business growth in the year to date has been driven by volumes up 17 percentage points and a richer price and product mix (up 15 percentage points) offset by the unfavorable impact of exchange rates (down 12 percentage points).

Gross margin: the year on year increase of 11.4 percentage points reflects the impact of improved pricing, a shift away from lower-margin polymer sales, the favorable impact of raw material cost reductions and better utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year reduction of 3% is due to the favorable impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling, offset by costs incurred complying with REACH in the European Union.

Octane Additives

Net sales: net sales declined 21% due to lower volumes (down 22 percentage points) offset by a slightly richer sales mix (up 1 percentage point). In both 2009 and 2008 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin of 6.4 percentage points primarily reflects the lower TEL production volumes on the fixed cost base on the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: excluding the impact of the $18.3 million accrual for potential settlement of the United Nations Oil for Food Program and related FCPA investigations, and the impact of legal and other professional expenses of $12.9 million and $15.8 million in 2009 and 2008, respectively, relating to these investigations, the year on year decrease in operating expenses was $1.2 million or 21% primarily in respect of reduced selling costs.

Other Income Statement Captions

Pension charge: this non-cash pension charge increased by $2.9 million to $4.7 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

Corporate costs: corporate costs fell by $10.3 million due to a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO and $3.9 million of advisory and financing costs expensed in 2008 in relation to two large potential acquisitions that the Company decided not to pursue. The remaining reductions relate to the favorable impact of exchange rates on the predominantly British pound sterling cost base in tandem with tight cost controls.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2009	2008
Separation agreement with the former CEO	$1.3	$—
Reduction in EMEA headcount	0.3	0.5
United Kingdom site clearance	0.1	0.6
Relocation of our European Headquarters to the Ellesmere Port site	—	0.3
U.S. site clearance	—	0.3
Reduction in Americas headcount	—	0.2

	$1.7	$1.9

Amortization of intangible assets: the amortization charge has declined by $2.7 million from $6.2 million to $3.5 million due to a reduction in the amortization charge related to the agreements with Ethyl Corporation. The reduction is the result of an extension to the estimated future life of our Octane Additives business and the $6.3 million reduction in intangible assets recognized in 2008 for contract related provisions no longer deemed necessary.

Impairment of Octane Additives business goodwill: the 2009 charge was lower than that recognized in 2008 primarily due to the higher operating income and associated cash flows in 2008. Effective October 1, 2008 we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives business from December 31, 2010 to December 31, 2012.

Profit on disposal: in May 2008 the Company recognized $0.4 million profit following the disposal of surplus U.S. real estate.

Interest expense (net): the net interest expense increased by $0.7 million to $4.7 million in 2009 reflecting the accelerated write-off of $0.2 million of unamortized deferred finance costs from the previous finance facility, an increase in the deferred finance costs amortization charge following our February 2009 refinancing, lower returns on the Company’s cash balances in a weaker investment market and lower interest expense. Interest expense benefited from U.S. base interest rates and gross debt declining between the comparative periods.

Other net (expense)/income: other net income of $0.3 million in 2009 related to net foreign exchange gains. In 2008 other net expense of $5.8 million related to net foreign exchange losses of $5.5 million and net sundry other expenses of $0.3 million.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and may not be available on the potential settlement of the United Nations Oil for Food Program and related FCPA investigations. Accordingly we believe that the change in the effective rate of tax to 63.2% in 2009 from 36.4% in 2008 is best explained by adjusting for these charges. This adjusted effective tax rate has increased by 1.4 percentage points between the comparative periods primarily due to the origin of profits and the continued increased profitability of our U.S. based Fuel Specialties business which incurs the standard federal tax rate of 35%, together with state taxes.

(in millions)	2009	2008
Income before income taxes	$18.2	$11.8
Add back Oil for Food/FCPA potential settlement accrual	18.3	—
Add back Impairment of Octane Additives business goodwill	1.7	3.2

	$38.2	$15.0

Income taxes	$11.5	$4.3

Adjusted effective tax rate	30.1%	28.7%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	September 30, 2009	December 31, 2008
Total current assets	$266.8	$256.6
Total current liabilities	(151.8)	(188.1)

Working capital	115.0	68.5
Less prepaid income taxes	(7.1)	(10.1)
Less cash and cash equivalents	(50.2)	(13.9)
Add back short-term borrowing	10.0	73.0
Add back current portion of plant closure provisions	5.4	4.1
Add back current portion of unrecognized tax benefits	16.0	9.2
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$89.2	$130.9

In the first nine months of 2009 adjusted working capital decreased by $41.7 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The net $4.8 million decrease in accounts receivable and prepaid expenses was focused in our Octane Additives business, as it collected significant year end receivables, and our Fuel Specialties business as its trading continued to slow. Inventories declined by $18.3 million as we actively managed production levels to meet market demand especially in our Octane Additives and Fuel Specialties businesses. The $18.6 million increase in accounts payable and accrued liabilities primarily reflects the $18.3 million accrual for potential settlement of the United Nations Oil for Food Program and related FCPA investigations (based on a potential settlement range of $18.3 million to $63.4 million). We continue to expect net debt to increase significantly in future quarters based on the need to build working capital from recent low levels, and the timing of other cash flows.

Cash

At September 30, 2009 and December 31, 2008 we had cash and cash equivalents of $50.2 million and $13.9 million, respectively.

Debt

On February 6, 2009 we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. This new finance facility replaced the previous finance facility which was in place at September 30 and December 31, 2008.

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

As of September 30, 2009, the Company had $61.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt profile as at September 30, 2009, including the finance facility, is set out below:

(in millions)
2009	$—
2010	10.0
2011	15.0
2012	36.0

61.0
Current portion of long-term debt	(10.0)

Long-term debt, net of current portion	$51.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

Oil for Food Program and related FCPA investigations

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

On February 19, 2008, the Board of Directors of the Company formed a committee comprised of the chairmen of the Board, the Audit Committee and the Nominating and Governance Committee, all of whom were independent directors. (The chairman of the Nominating and Governance Committee retired as a director of the Company effective May 6, 2008, but his services were retained in an independent capacity as a member of the committee until October 1, 2009 when he resigned. Mr. Haubold did not resign as a result of any dispute or disagreement with the Company or the committee). External counsel to the Company, reporting to the committee has, on behalf of the committee, conducted and will continue to conduct an investigation into the circumstances giving rise to the SEC and DOJ investigations. External counsel reports directly to the committee and assists in connection with communications and interactions with the SEC and DOJ.

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

On July 31, 2009, the DOJ issued a press release in which it disclosed the arrest of an individual and the unsealing of an August 7, 2008 indictment in the U.S. District Court for the District of Columbia against the individual for certain FCPA violations relating to his alleged participation in an eight-year conspiracy to defraud the OFFP and to bribe Iraqi government officials on behalf of a publicly traded U.S. chemical company in connection with the sale of a chemical additive used in the refining of leaded fuel. This individual is the Company’s former agent for Iraq and certain other markets and the Company understands the indictment to relate to the matters that are the subject of the OFFP and related FCPA investigations of the Company.

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

The outcome of these investigations remains uncertain to the Company. Discussions with the SEC, DOJ and SFO are ongoing in an effort to resolve these investigations, but whether agreement can be reached, and on what terms, is uncertain. On the facts available to us we are currently unable to determine the amount, if any, of probable disgorgement, penalties and/or fines that we may be subject to. The amount of any disgorgements, penalties and/or fines that the Company could face depends on a number of eventual factors which are not currently known to the Company or have not yet been resolved with the relevant government authorities, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of cooperation provided to government authorities during the investigations. For accounting purposes, based on a potential settlement range of $18.3 million to $63.4 million in connection with the ongoing discussions with government authorities, we have recorded in the third quarter of 2009 an $18.3 million accrual for potential global settlement of these investigations as required under U.S. GAAP.

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

As part of the Company’s commitment to cooperate and comply with the OFFP and related investigations the Company has accrued and spent the following amounts in respect of estimated probable future legal and other professional expenses:

(in millions)	Accrued	Spent	Provision remaining at period end
Year ended December 31, 2006	$1.2	$(0.8)	$0.4
Year ended December 31, 2007	4.6	(1.3)	3.7
Year ended December 31, 2008	15.5	(15.8)	3.4
Quarter ended March 31, 2009	7.0	(5.0)	5.4
Quarter ended June 30, 2009	5.9	(4.8)	6.5
Quarter ended September 30, 2009	—	(2.2)	$4.3

	$34.2	$(29.9)

These accruals have been made on the basis of the Company’s current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The Company continues to keep the amount of such accrual provisions under review as it has been doing, including through working with the committee of the Board, external legal counsel and other professional advisors.

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control and other matters.

Given the international scope of its operations, the Company is subject to laws of many different jurisdictions, including laws relating to the imposition of restrictions on trade and investment with various entities, persons and countries, some of which laws are conflicting. In 2004 the Company reviewed, as it does periodically, aspects of its operations in respect of such restrictions, and determined to dispose of certain non-core, non U.S. subsidiaries of Bycosin AB. Bycosin’s non-U.S. subsidiaries had been engaged in transactions and activities involving Cuban persons and entities before the acquisition of the Bycosin Group by the Company in June 2001, and such subsidiaries were continuing to engage in such transactions and activities at the time of the disposal of the non-core Fuel Specialties business and related assets in November 2004. On November 15, 2004, Bycosin AB, a wholly-owned subsidiary of the Company organized under the laws of Sweden (now known as Innospec Sweden AB, the “Seller”), entered into a Business and Asset Purchase Agreement (the “Agreement”) with Pesdo Swedcap Holdings AB (the “Purchaser”), Håkan Byström and others as the Purchaser’s guarantors, and Octel Petroleum Specialties Limited (now known as Innospec Fuel Specialties Limited) as the Seller’s guarantor, and completed the all-cash transaction contemplated thereby (together with related transactions, the “Transaction”). The Agreement provided for, amongst other things: (i) the disposal of certain non-core Fuel Specialties business and related manufacturing and other assets of the Seller; and (ii) the supply and distribution of certain power products to certain geographic regions. The net consideration paid by the Purchaser was approximately $2.9 million.

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

Date: November 2, 2009	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 2, 2009	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer