Form 10-K
period 2009-12-31
INNOSPEC INC.
filed 2010-02-19
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2009) was approximately $138 million, based on the closing price of the common shares on the NASDAQ Stock Market on June 30, 2009. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 11, 2010, 23,664,053 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects”, “anticipates”, “may”, “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions, including in respect of the general business environment, regulatory actions or changes. If the risks or uncertainties materialize or assumptions prove incorrect or change, our actual performance or results may differ materially from those expressed or implied by such forward-looking statements and assumptions. You are urged to carefully review and consider the cautionary statements and other disclosures made in those filings, specifically those under the heading “Risk Factors”. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation”, “Company”, “Registrant”, “we”, “us”, and “our” unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

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

Segmental Information

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business is characterized by substantial declining demand.

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

Historically, through to the end of 2004, the business had grown through a program of acquisitions. More recently growth in the Fuel Specialties business has been driven by new product development to address what we believe are the key drivers in demand for fuel additives. These key drivers are legislation, population affluence, and energy price and availability. We have devoted substantial resources to the development of new and improved products that may be used to improve fuel efficiency. Accordingly in our Fuel Specialties segment 43% of our sales in 2009 were derived from products developed during the previous five years.

Active Chemicals

Our Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets.

Historically the business has grown through a program of acquisitions. This program has included the acquisition of Finetex, Inc. in January 2005, Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) in August 2004, and Innospec Leuna GmbH in June 2004. Effective January 1, 2007 the businesses of Finetex, Inc. and ProChem Chemicals, Inc. were merged into Innospec Active Chemicals LLC (previously known as Innospec Performance Chemicals U.S. Co.).

The focus for our Active Chemicals business is to develop high performance products from its technology base in a focused number of markets.

Octane Additives

Our Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”). The Octane Additives business comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business.

TEL was first developed in 1928 and introduced into the European market for internal combustion engines to boost octane levels in gasoline allowing it to burn more efficiently and eliminating engine knock. It also acts as a lubricity aid reducing engine wear and preventing valve seat recession. Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in an average rate of decline in volume terms in demand for TEL in the last five years of approximately 35% per annum. Sales of the Octane Additives business are now concentrated in a relatively small number of customers. Accordingly, volume decline experienced in any one financial period may be greater or less than this average rate of decline and remaining sales in this business may decline with unpredictable volatility and severity.

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

Strategy

Our strategy is to develop new and improved technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Active Chemicals businesses. In addition to the average organic revenue growth of 11% per annum, and average operating income growth of 35% per annum, in these combined businesses since 2005, we also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Active Chemicals sectors in which our businesses operate provides the opportunity for positive returns on investment while lowering operating risk by investing in markets where the Company has existing experience, expertise and knowledge.

Working Capital

The nature of our customers’ businesses requires us to hold appropriate amounts of inventory in order to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operation. However, we do not believe that this is materially different from our competitors.

The decline in our sales of TEL for use in automotive gasoline, and the purchase of large tranches of raw materials in our Fuel Specialties business does create some significant variation in working capital requirements, but these are planned and well managed by the business.

We do not believe that our terms of sale, or terms of purchase, differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. Our major purchases are ethylene, sodium, lead, cetane number improvers, ethyl chloride, dibromoethane and various solvents.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is no longer permissible to transport ethylene by road in Germany. As a result, our source is piped directly from a neighboring site, and is therefore effectively a single source. Ethylene is used as a primary raw material in products representing approximately 5% of the Company’s sales.

We use long-term contracts (generally with fixed costs and escalation terms) to help ensure availability, continuity of supply and manage the risk of cost increases. For some raw materials the risk of cost increases is managed with commodity swaps.

The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and adjust our procurement strategies as we deem appropriate. The Company forecasts its raw material requirements substantially in advance, and builds long-term relationships and contractual positions with supply partners to safeguard its raw material positions. In addition, the Company operates an extensive risk management program which seeks to source all key raw materials from multiple sources, and to develop other contingency plans.

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive strength, particularly in the Fuel Specialties and Active Chemicals businesses. The Company does not however consider its business as a whole to be dependent on any one trademark, patent or license.

The Company has a portfolio of trademarks and patents, granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents were developed by the Company and, subject to maintenance obligations including the payment of renewal fees, have at least ten years’ life remaining.

The trademark Innospec and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” are registered in all countries or jurisdictions in which the Company has a significant market presence. The Company also has trademark registrations in all countries or jurisdictions in which it has a significant market presence for the following: Stadis® (a range of conductivity improvers), Ortholeum® (a range of lubricant additives), Valvemaster® (a range of anti valve seat recession additives), Legal Diesel® (a range of diesel fuel additives), Satacen® (a range of iron-based organo-metallic fuel borne catalysts), Enviomet® (a range of biodegradable chelating agents), Natrlquest® (a range of biodegradable chelants for personal care), Iselux™ (a range of innovative, sulfate-free surfactants for personal care) and Finsolv® (a range of benzoate esters for personal care and cosmetic products).

We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free from infringement of our intellectual property.

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

Octane Additives: Sales of TEL for use in automotive gasoline are made principally to the retail refinery market which comprises state owned refineries focused in the Middle East and Africa. Selling prices to major customers are usually negotiated under long-term supply agreements with varying prices and terms of payment. Our environmental remediation business then serves these customers to manage the clean up of the associated redundant plants as refineries complete the move away from leaded fuel.

In 2009 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $76.1 million (13%) of net group sales. In 2008 and 2007, Shell accounted for $84.6 million (13%) and $66.2 million (11%) of net group sales, respectively. The Company does not have any other such significant customers which alone account for more than 5% of net group sales.

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

Active Chemicals: We operate in three principal markets within Active Chemicals – Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients. The Personal Care and Household, Industrial & Institutional markets are both highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical region in which we operate. The Fragrance Ingredients market is more concentrated, with our principal competitors being Givaudan SA, Firmenich International SA and International Flavors & Fragrances Inc.. Our competitive position in all three markets is based on supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of Specialty Chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

Octane Additives: Our Octane Additives business is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The business therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties and Active Chemicals businesses. Accordingly, the

Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Technical support is provided for all of our business segments.

Our principal R&D facilities are located in Ellesmere Port, United Kingdom and Newark, Delaware. Expenditures to support R&D services to customers were $16.4 million, $14.8 million, and $13.6 million in 2009, 2008, and 2007, respectively.

We consider that our proven technical capability provides us with a significant competitive advantage. In the last three years, the Fuel Specialties business has developed new detergent, cold flow, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. We are now leveraging this proven technical capability within our Active Chemicals business.

Health, Safety and Environmental Matters

We are subject to environmental laws in all of the countries in which we conduct business. Management believes that the Company is in material compliance with all applicable environmental laws and has made appropriate provision for the continued costs of compliance with environmental laws. Nevertheless, there can be no assurance that changes in existing environmental laws, or the discovery of additional liabilities associated with our current or former operations, will not have a material adverse effect on our business, results of operations or financial and competitive position.

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

New laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. The European Union (“EU”) has approved additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) which requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate the continuing safety of its products. During this registration period the Company will incur expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $8 million over the next 3 to 4 years. While the Company expects that its products will be approved for registration after testing it is possible that certain products may not be registered if the test data proves unsatisfactory. In such an outcome some of the Company’s products may be restricted or prohibited in the EU.

Employees

The Company has 790 employees as at December 31, 2009.

Available Information

We file with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and other documents. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information that registrants, including the Company, file electronically with the SEC.

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

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those experienced or implied by forward-looking statements made in this Annual Report on Form 10-K. Investing in our securities involves risks and accordingly investors should carefully evaluate these risks including the factors discussed below before deciding to invest in our securities. Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring. Other risk factors may exist that we do not consider significant based on information that is currently available to us. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our future performance.

We may have to pay substantial fines and penalties if we are fined by the U.S. or United Kingdom governments in connection with their investigations regarding our activities related to the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) matters.

As discussed in more detail in Item 3 of Part I (“Legal Proceedings”), the Company is currently the subject of investigations by the U.S. and United Kingdom government authorities in connection with potential violations under the OFFP, the FCPA and other laws.

Because of the uncertainties associated with the ultimate outcome of these investigations, and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred will correspond to the amounts accrued. In addition, sanctions that may be imposed may have a material adverse impact on the Company’s results of operations, financial position and cash flows.

We may be required to make additional cash contributions to the defined benefit pension plan that we operate in the United Kingdom and recognize greater pension charges.

The Company operates a contributory defined benefit pension plan (the “Plan”) in the United Kingdom. The Plan is closed to new entrants without trustee discretion, but has a large number of deferred and current pensioners. A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2009, the results of which are reflected in these consolidated financial statements. At December 31, 2009 the underlying plan asset value and Projected Benefit Obligation (“PBO”) were $671.8 million and $796.0 million, respectively, resulting in a deficit of $124.2 million.

Movements in the underlying plan asset value and PBO are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension cost recognized in the income statement. Such changes could adversely impact our results of operations and financial position.

The Company has announced closure of the Plan to future service accrual with effect from March 31, 2010 and accordingly we anticipate a curtailment charge of approximately $10 million will be recognized in 2010. The Company is in negotiations with the trustees to fund the Plan deficit over a number of years, but currently expects its annual cash contribution for 2010 to increase to approximately $20 million.

In addition, should future investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then the Company may be required to make additional cash contributions. This could adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income taxes and state taxes in the U.S., as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently under tax audit by the United Kingdom tax authority. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, this could adversely impact our results of operations, financial position and cash flows.

Our reliance on a small number of significant customers may have a material adverse impact on our results of operations.

Our principal customers are major multinational and state owned oil companies, and large multinational manufacturers of personal care and household products. These industries are characterized by concentration of a few large participants. The loss of a significant customer, a material reduction in purchases by a significant customer, or non-renewal of a significant customer contract, could adversely impact our results of operations, financial position and cash flows.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued services of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. Our future success will also depend on the continued ability to attract, retain and motivate highly-qualified technical sales and support staff. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard this could adversely impact our results of operations, financial position and cash flows.

Strikes or other forms of work stoppage or slowdown could disrupt our business and lead to increased costs.

Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes or slowdowns. These disruptions may decrease our production and sales or impose additional costs to resolve disputes and adversely impact our results of operations, financial position and cash flows.

Our reliance on a small number of significant stockholders may have a material adverse impact on our stock price.

Almost fifty percent of the Company’s common stock is held by three stockholders. A decision by any of these stockholders to sell all or a significant part of its holding in the

Company, or a sudden or unexpected disposition of Company stock, could result in a significant decline in the Company’s stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

Approximately twenty percent of the Company’s common stock has been held or controlled by Tontine Capital Partners, L.P., Tontine 25 Overseas Master Fund, L.P., Tontine Capital Management L.L.C., Tontine Capital Overseas Master Fund, L.P., Tontine Capital Overseas GP, L.L.C. and Jeffrey L. Gendell (collectively “Gendell et al”). On both November 10, 2008, and October 22, 2009, Gendell et al jointly filed a Schedule 13D with the SEC in which they reported that they are exploring alternatives for the disposition of their equity interests in the Company’s common stock which aggregated to 4,828,345 shares at both dates. On February 1, 2010, Gendell et al jointly filed a further Schedule 13D with the SEC in which they reported that they had reallocated their equity interests in the Company’s common stock amongst themselves, Tontine Capital Overseas Master Fund II, L.P. and Tontine Asset Associates, L.L.C.. Following this reallocation their equity interests in the Company’s common stock remained 4,828,345 shares.

Competition and market conditions may adversely affect our operating results.

Certain markets in which the Company’s businesses operate are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and properties, specialized product lives, customer relationships and service, and regulatory and toxicological expertise. For some of our products our competitors are larger than us and may have greater access to financial, technological and other resources. As a result, these competitors may be better able to adapt to changes in conditions within the industries in which the Company operates, fluctuations in the costs of raw materials or changes in global economic conditions. Competitors may also be able to introduce new products with enhanced features that may cause a decline in the demand and sales of our products. Consolidation of customers or competitors, or economic problems of customers, in the market areas in which the Company operates may cause a loss of market share for the Company’s products, place downward pressure on prices, result in payment delays or non-payment and declining plant utilization rates. Any of these risks could adversely impact our results of operations, financial position and cash flows.

We could be adversely affected by technological changes in our industry.

Our ability to maintain or enhance our technological capabilities, develop and market products and applications that meet changing customer requirements, and successfully anticipate or respond to technological changes in a cost effective and timely manner will likely impact our future business success. The Company competes on the basis of a number of factors including, but not limited to, product quality and properties. For some products our competitors are larger than us and may have greater access to financial, technological and other resources. Competitors may be able to introduce new products with enhanced features that may cause a decline in the demand and sales of the Company’s products, and accordingly could adversely impact our results of operations, financial position and cash flows.

Continuing adverse global economic conditions could materially affect our current and future businesses.

The global economy and capital and credit markets have recently experienced severe disruptions. Ongoing concerns about the systemic impact of potential long-term and wide-spread national recessions, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, declining consumer and business confidence, substantially increased unemployment and the crisis in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fuelled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions have contributed to substantial economic uncertainty.

Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies, the generally restricted environment for credit, and prolonged declines in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our results of operations.

The Company generates a portion of its revenues and incurs some operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of some of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate, for inclusion in our consolidated financial statements. Fluctuations in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent such figures reflect the inclusion of foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements, as well as our results of operations.

The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro and British pound sterling. We cannot accurately predict the nature or extent of future exchange rate variability amongst these currencies or relative to the U.S. dollar. While the Company takes steps to manage currency exposure, including entering into hedging transactions, it cannot eliminate all exposure to future exchange rate variability. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future, which could adversely impact our results of operations, financial position and cash flows.

A disruption in the supply of raw materials or transportation services would have a material adverse impact on our results of operations.

The chemical industry and transportation industry are in a situation where the supply and demand for both transportation services and raw materials are currently broadly in balance. When we identify a situation where an imbalance may occur or is occurring we may build certain product inventories of strategic importance. Any significant disruption in the supply of either of these could affect our ability to obtain raw materials or transportation services at accessible costs, if at all, which could adversely impact our results of operations, financial position and cash flows.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed costs and escalation terms) to help ensure availability, continuity of supply and manage the risk of cost increases and have entered hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should the Company’s businesses not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could also increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and accordingly operate in certain countries which do not have stable economies or governments. Specifically, we trade in countries experiencing political and economic instability in the Middle East and Asia Pacific regions. Our international operations are subject to international business risks including, but not limited to, unsettled political conditions, risk of expropriation, import and export restrictions, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. The occurrence or imposition of any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Failure to protect our intellectual property rights could adversely affect our future performance and cash flows.

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive strengths. We therefore depend on our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to develop or protect our intellectual property rights may result in the loss of valuable technologies, or our having to pay other companies for infringing on their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending against these claims, which may cause our customers to switch to our competitors. The occurrence of any, or a combination, of these events could adversely impact our results of operations, financial position and cash flows.

We are subject to extensive government regulation.

We are subject to regulation by local, state, federal and foreign governmental authorities. In some circumstances these authorities must approve our products, manufacturing processes and facilities before we may sell certain products. Many of the Company’s products are required to be registered with the U.S. Environmental Protection Agency (“EPA”) and with comparable governmental agencies in the European Union (“EU”) and elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by governmental authorities including the requirement to produce product data.

In order to obtain regulatory approval of certain new products we must, amongst other things, demonstrate to the relevant authorities that the product is safe and effective for its intended uses, and that we are capable of manufacturing the product in accordance with applicable regulations. This approval process can be costly, time consuming, and subject to unanticipated and significant delays. Accordingly, there can be no assurance that approvals will be granted on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate income from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. While the Company expects that its products will obtain regulatory approval it is possible that certain products may not. In such an outcome some of the Company’s products may be restricted or prohibited in the jurisdiction where approval cannot be obtained, which could adversely impact our results of operations, financial position and cash flows.

Legal proceedings and other claims could impose substantial costs on us.

In addition to matters described in more detail in Item 3 of Part I (“Legal Proceedings”), we are occasionally involved in legal proceedings that result from, and are incidental to, the conduct of our business, including employee and product liability claims. We have insurance coverage to mitigate anticipated potential damages in a wide variety of such proceedings, however if our insurance did not cover such claims, this could adversely impact our results of operations, financial position and cash flows.

Unexpected environmental matters could have a substantial adverse impact on our results of operations.

The Company operates a number of manufacturing sites. As such, it is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials on these sites. The Company is also required to obtain various environmental permits and licenses many of which require periodic notification and renewal.

The Company’s historic operations, and the historic operations of companies that have previously operated on sites that the Company has acquired, pose the risk of environmental contamination on these sites should unexpected environmental contamination be found. Discovery of unexpected contamination may result in fines or criminal sanctions being imposed against the Company or may require the Company to pay material remediation or fines to address the effects and to remediate this contamination.

The Company further anticipates that certain production facilities may cease production over the medium to long-term. On closure of some of our production operations in the future, we expect to be subject to environmental laws that will require these facilities to be safely decommissioned and a degree of environmental remediation to be undertaken. The degree of environmental remediation required will depend on the plans for the future use of the operating sites that are affected and the environmental legislation in force at the time. The Company has currently made a decommissioning and remediation provision based on the Company’s current known obligations, the anticipated plans for those sites and existing environmental legislation. Should there be unexpected or unknown contamination at these facilities, or the Company’s future plans for the sites or environmental legislation change, then current provisions may prove inadequate and this could adversely impact our results of operations, financial position and cash flows.

The terms of our finance facility may restrict our ability to incur additional indebtedness or to otherwise expand our business.

The Company’s finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our business, properties, assets, financial condition or results of operations. The facility also contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the finance facility requires the Company to meet certain financial ratios defined therein including net debt to EBITDA and net interest expense to EBITDA. The ability to meet these financial covenants depends upon the future successful operating performance of the businesses. If the Company fails to meet target covenants then it would be in technical default under the finance facility and the maturity of the Company’s outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If the Company were found to be in default under the finance facility, this could adversely impact our results of operations, financial position and cash flows.

We may not be able to consummate, finance or successfully integrate future acquisitions, partnerships or other opportunities into our business, which could hinder our strategy or result in unanticipated expenses and losses.

It is part of our stated strategy that we intend to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing businesses. Our ability to implement this component of our strategy will be limited by our ability to identify appropriate acquisitions, partnerships or other opportunities and limited by financial resources, including our available cash and borrowing capacity and the financial markets. Moreover, as further described above, the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide has reduced. As a result, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could adversely impact our ability to complete strategic acquisitions, partnerships and other opportunities which in turn could adversely impact our results of operations, financial position and cash flows.

The success of our strategic acquisitions, partnerships and other opportunities will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. The expense incurred in consummating acquisitions, partnerships or other opportunities, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter a transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Our business is subject to the risk of production or transportation disruptions, the occurrence of any of which would adversely affect our results of operations.

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, explosions, mechanical failure, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent production cessation. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.

Chemical related assets, and U.S. corporations such as ourselves, may be at greater risk of future terrorist attacks than other possible targets in the U.S., United Kingdom and throughout the world. Extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted though they can be expected to continue to adversely impact the economy in general and our specific markets. The resulting damage from such an event could include loss of life, property damage or site closure. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

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

The Company remains subject to market and credit risks including the ability of counterparties to meet their contractual obligations and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Due to the disruptions in the credit and global financial markets the ability of counterparties to meet their contractual obligations may be reduced and this could have an adverse impact on results of operations, financial position and cash flows.

Our Octane Additives business could decline faster than expected.

Worldwide use of TEL has declined since 1973, in particular following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in an average rate of decline in volume terms in demand for TEL in the last five years of approximately 35% per annum. Net sales and gross profit of our Octane Additives business accounted for approximately 8% and 8%, respectively, of our consolidated sales and gross profit in 2009. The remaining sales of the Octane Additives business are now concentrated in a relatively small number of customers and therefore may decline with unpredictable volatility and severity. Should one or more of these customers choose for economic, environmental, political or other reasons to cease using TEL as an octane enhancer earlier than has been anticipated, then the Company’s future results of operation, financial position and cash flows could be adversely impacted. There could also be an accelerated impairment of Octane Additives business goodwill as the forecast discounted cash flows from that business would be reduced. The Company anticipates that eventually all countries in the world will stop the use of TEL in automotive gasoline. The Company expects that it will cease all sales of TEL for use in automotive gasoline in 2012.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Business and Business Segment	Operations

Littleton, Colorado (1)	Innospec Fuel Specialties LLC – Fuel Specialties and Active Chemicals	American Headquarters Business Teams Sales/Administration
Ellesmere Port, United Kingdom	Innospec Inc. and Innospec Limited – Fuel Specialties, Active Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore, Singapore (1)	Innospec Asia Pacific Pte Ltd – Fuel Specialties and Active Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Widnes, United Kingdom	Innospec Widnes Limited – Active Chemicals	Manufacturing/Administration
Herne, Germany	Innospec Deutschland GmbH – Fuel Specialties	Sales/Manufacturing/Administration
Leuna, Germany	Innospec Leuna GmbH – Fuel Specialties and Active Chemicals	Sales/Manufacturing/Administration
Vernon, France	Innospec France SA – Fuel Specialties	Sales/Manufacturing/Administration
Zug, Switzerland (1)	Alcor Chemie Vertriebs GmbH – Octane Additives	Sales/Administration
Newark, Delaware (1)	Innospec Fuel Specialties LLC – Fuel Specialties	Sales/Administration Research & Development
High Point, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration
Spencer, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration
(1)	Leased property

The corporate headquarters of Innospec Inc. is located at 220 Continental Drive, Newark, DE 19713. The principal executive offices of Innospec Inc. are located at Innospec Manufacturing Park, Oil Sites Road, Ellesmere Port, Cheshire, United Kingdom, CH65 4EY.

Production Capacity

We believe that our plants and supply agreements are sufficient to meet expected future sales levels. Operating rates of the plants are generally flexible and varied with product mix and normal sales swings. We believe that all of our facilities are well maintained and in good operating condition though there remains an ongoing need for capital investment.

Item 3	Legal Proceedings

United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with certain transactions conducted by or involving the Company, including those conducted by its wholly owned indirect Swiss subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), under the OFFP between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP.

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating both to the OFFP, and also to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the FCPA and other laws. In a coordinated investigation, the Company was also notified by the U.S. Department of Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including our former CEO, who resigned on March 20, 2009. The Company, and its officers and directors are cooperating with the SEC and DOJ investigations.

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

On July 31, 2009, the DOJ issued a press release in which it disclosed the arrest of an individual and the unsealing of an August 7, 2008 indictment in the U.S. District Court for the District of Columbia against the individual for certain FCPA violations relating to his alleged participation in an eight-year conspiracy to defraud the OFFP and to bribe Iraqi government officials on behalf of a publicly traded U.S. chemical company in connection with the sale of a chemical additive used in the refining of leaded fuel. This individual is the Company’s former agent for Iraq and certain other markets and the Company understands the indictment to relate to the matters that are the subject of the OFFP and FCPA investigations of the Company.

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

The outcome of these investigations remains uncertain to the Company. Discussions with the SEC, DOJ and SFO are ongoing in an effort to resolve these investigations, including discussions with a view to settlement. The amount of any final settlement, including the final amount of probable disgorgement, penalties and/or fines that we may be subject to, has yet to be conclusively determined. The amount of any disgorgements, penalties and/or fines that the Company could face depends on a number of eventual factors which have yet to be finally resolved with the relevant government authorities, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of cooperation provided to government authorities during the investigations. As previously disclosed, for accounting purposes, based on a potential settlement range of $18.3 million to $63.4 million in connection with the ongoing discussions with government authorities, we recorded in the third quarter of 2009 an $18.3 million accrual for potential global settlement of these investigations as required under U.S. GAAP. In the fourth quarter of 2009, we similarly recorded an additional accrual of $21.9 million for anticipated global settlement of this matter, bringing total accruals to $40.2 million, based on our assessment for accounting purposes of the best estimate within an anticipated settlement range of $28.8 million to $40.2 million. As these accruals are estimates, there is no assurance that final settlement amount will correspond to the accrued amounts.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse impact on the Company’s results of operations, financial position and cash flows.

As part of the Company’s commitment to cooperate and comply with the OFFP and FCPA investigations the Company has accrued and spent the following amounts in respect of estimated probable future legal and other professional expenses:

(in millions)	Accrued	Spent	Provision remaining at year end
Year ended December 31, 2006	$1.2	$(0.8)	$0.4
Year ended December 31, 2007	4.6	(1.3)	3.7
Year ended December 31, 2008	15.5	(15.8)	3.4
Year ended December 31, 2009	12.9	(13.6)	$2.7

	$34.2	$(31.5)

These accruals have been made on the basis of the Company’s current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The Company continues to keep the amount of such accrual provisions under review.

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control and other matters

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

In addition to the voluntary disclosure made in relation to the Bycosin disposal, and as referred to in the Company’s disclosure relating to the investigations into its involvement in the OFFP and FCPA matters, OFAC is inquiring into business the Company may have conducted in countries in respect of which there are U.S. laws and regulations that restrict trade. The Company and its officers and directors intend to continue to cooperate with OFAC.

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

Other Legal Matters

Except as disclosed elsewhere in this Form 10-K we are not involved in any other administrative or judicial proceedings arising under provisions enacted that regulate the discharge of materials into the environment or enacted for the purpose of protecting the environment involving a governmental authority as a party, which involves potential monetary sanctions which the Company reasonably believes will result in monetary sanctions of more than $100,000.

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims. There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

Whilst it is not possible to predict with certainty the outcome of any legal proceedings, it is our opinion based on our current knowledge that we will not suffer any material adverse effect on our results of operations, financial position or cash flows as a result of any actual or threatened litigation.

Item 4	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ (symbol – IOSP). As of February 11, 2010 there were approximately 1,200 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
High	$6.31	$11.31	$15.63	$15.41
Low	$2.79	$3.95	$10.00	$8.89

2008
High	$22.60	$25.29	$23.49	$11.05
Low	$14.10	$18.89	$11.60	$4.54

Dividends

In line with its policy of semi-annual consideration of a dividend the Company declared the following cash dividends for the two years ended December 31, 2009.

Date declared	Stockholders of record	Date paid	Amount per share

February 22, 2008	March 14, 2008	April 4, 2008	5 cents

August 14, 2008	September 1, 2008	October 6, 2008	5 cents

February 23, 2009	March 16, 2009	April 6, 2009	5 cents

On February 6, 2009 we entered into a new three-year finance facility which contains no restrictive covenants with respect to dividends and the Company is allowed to repurchase its own common stock provided that it does not affect compliance with the financial covenants in this facility.

Related Stockholder Matters

On June 12, 2009 the Board of Directors of the Company approved a stockholder rights plan (the “Plan”). In connection with the Plan a dividend was declared of one preferred stock (designated as Series B Junior Participating Preferred Stock) right for each outstanding share of Innospec Inc. common stock (each a “Right”). The Rights attached to all common stock certificates representing shares outstanding on June 26, 2009, the record date. Subject to certain exceptions, the Rights are exercisable only if a person or group acquires 15% or more of Innospec Inc.’s common stock, including through derivatives, or announces a tender or exchange offer which would result in ownership of 15% or more of the common stock (an “Acquiring Person”). Tontine Capital Partners, L.P. and its affiliates, which already own approximately 20% of the Company’s common stock, will not be treated as an Acquiring Person for the purposes of the Plan unless they purchase additional shares and as a result own 21% or more of the Company’s common stock, or unless another person or entity becomes affiliated or associated with them and together they own 21% or more of the Company’s common stock. Each Right entitles its holder to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $55, subject to adjustment. Initially, the Rights are not exercisable and will be transferred with and only with the Company’s common stock. Following the acquisition of 15% or more of Innospec Inc. common stock by a person or group, the holders of the Rights (other than the Acquiring Person or group) will be entitled to purchase shares of common stock at one-half the market price of such shares, and, in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

Issuer Purchases of Equity Securities

No purchases of equity securities by the issuer or affiliated purchasers were made during the fourth quarter of 2009.

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

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the Common Stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2004, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2004*

	2004	2005	2006	2007	2008	2009
Innospec Inc	100	79.48	229.00	170.31	59.81	104.57
S&P 500 Index	100	103.00	117.03	121.16	74.53	92.01
NASDAQ Composite	100	101.37	111.03	121.92	72.49	104.31
Russell 2000	100	103.29	120.89	117.57	76.65	95.98

*	Excludes purchase commissions

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(dollar amounts in millions except financial ratios and per share data)	2009	2008	2007	2006	2005 (1)
Summary of performance
Net sales	$598.5	$640.5	$602.4	$532.1	$564.8
Impairment of Octane Additives business goodwill	(2.2)	(3.7)	(12.1)	(36.7)	(134.4)
Operating income/(loss)	20.7	43.6	47.9	31.9	(97.7)
Income/(loss) before income taxes	18.3	18.9	47.8	31.9	(117.9)
Income taxes	(11.9)	(6.3)	(18.2)	(20.4)	(4.2)
Net income/(loss)	6.4	12.6	29.6	11.5	(122.1)
Net income attributable to the noncontrolling interest	—	(0.1)	(0.1)	(0.1)	(0.2)
Income/(loss) from continuing operations attributable to Innospec Inc.	6.4	12.5	29.5	11.4	(122.3)
Net income/(loss) attributable to Innospec Inc.	6.4	12.5	29.5	11.4	(123.7)
Net cash provided by operating activities	87.4	14.4	47.9	36.4	43.8

Financial position at year end
Total assets	543.1	494.3	551.1	569.0	675.3
Long-term debt (including current portion)	51.0	73.0	81.0	148.1	144.6
Stockholders’ equity	$157.6	$229.3	$271.5	$225.0	$314.4

Financial ratios
Net income/(loss) attributable to Innospec Inc. as a percent of sales	1.1	2.0	4.9	2.1	(21.9)
Effective income tax rate as a percent (2)	65.0	33.3	38.1	63.9	(3.6)
Current ratio (3)	1.6	1.4	1.6	2.1	1.7

Share data (4)
Earnings/(loss) per share attributable to Innospec Inc.
– Basic	0.27	0.53	1.23	0.47	(5.00)
– Fully diluted	0.26	0.51	1.19	0.45	(5.00)
Earnings/(loss) per share from continuing operations attributable to Innospec Inc.
– Basic	0.27	0.53	1.23	0.47	(4.94)
– Fully diluted	0.26	0.51	1.19	0.45	(4.94)
Dividend paid per share	0.05	0.10	0.09	0.08	0.07
Shares outstanding (basic, thousands)
– At year end	23,664	23,598	23,777	23,805	24,650
– Average during year	23,642	23,595	23,920	24,141	24,737
Closing stock price
– High	15.63	25.29	31.82	24.20	10.26
– Low	2.79	4.54	16.26	8.38	7.30
– At year end	10.09	5.89	17.16	23.28	8.14

(1)	2005 comparatives have been restated in order to reflect discontinued operations.

(2)	The effective tax rate is calculated as a percentage of income before income taxes.

(3)	Current ratio is defined as current assets divided by current liabilities.

(4)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

QUARTERLY SUMMARY (UNAUDITED)

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009

Net sales	$148.1	$137.0	$149.2	$164.2
Gross profit	50.2	40.8	47.2	51.1
Operating income/(loss)	18.2	6.1	(1.7)	(1.9)
Net income/(loss) attributable to Innospec Inc. (1)	6.4	3.0	(2.7)	(0.3)
Net cash provided by operating activities	$27.3	$18.3	$11.1	$30.7
Per common share:
Earnings/(loss) – basic	$0.27	$0.13	$(0.11)	$(0.01)
– fully diluted (2)	$0.26	$0.12	$(0.11)	$(0.01)
2008

Net sales	$168.7	$145.3	$158.5	$168.0
Gross profit	51.7	41.1	43.4	50.2
Operating income	12.5	4.4	4.7	22.0
Net income/(loss) attributable to Innospec Inc. (3) (4)	7.3	0.8	(0.6)	5.0
Net cash provided by/(used in) operating activities	$19.8	$(16.6)	$(12.5)	$23.7
Per common share:
Earnings – basic	$0.31	$0.03	$(0.03)	$0.21
– fully diluted (2)	$0.30	$0.03	$(0.03)	$0.20

NOTES

(1)	Special items during the year ended December 31, 2009 comprised the following:

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009

Oil for Food/FCPA anticipated settlement accrual	$—	$—	$(18.3)	$(21.9)
Oil for Food/FCPA legal and professional fees	(7.0)	(5.9)	—	—
Prior years’ United Kingdom sales tax settlement	—	—	—	2.5
Gain on forfeited stock options	2.4	—	—	—
Restructuring charge	(1.3)	(0.4)	—	(1.1)
Octane Additives business goodwill impairment	(0.6)	(0.5)	(0.6)	(0.5)
Foreign exchange gains/(losses)	(7.1)	0.4	7.0	3.2
Adjustment of income tax provisions	$—	$—	$—	$2.3

(2)	In view of the fact that net losses of $(0.3) million, $(2.7) million, and $(0.6) million were made in the fourth quarter, 2009, third quarter, 2009, and third quarter, 2008, respectively, the basic and fully diluted loss per common share are the same for those quarters.

(3)	Special items during the year ended December 31, 2008 comprised the following:

(dollar amounts in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008

Oil for Food/FCPA legal and professional fees	$(6.8)	$—	$(8.7)	$—
Octane Additives business goodwill impairment	(1.1)	(1.0)	(1.1)	(0.5)
Acquisition-related costs	—	(3.9)	—	—
Restructuring charge	(0.5)	(1.1)	(0.3)	(0.2)
Foreign exchange gains/(losses)	$0.5	$(1.0)	$(5.0)	$(13.5)

(4)	The financial results for the third quarter ended September 30, 2008, as presented in the earnings release on October 30, 2008, were agreed with our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), prior to the release. These financial results included the reversal of contract related provisions of $6.3 million, or $4.5 million after income taxes, to the income statement together with related disclosure. Subsequent to the issue of this earnings release further consideration was given to the reversal of the contract related provisions by PwC and the Company and it was concluded that an alternative accounting treatment would be to offset them against a related intangible asset. After due consideration, including advice received from PwC, the Company determined that the most appropriate accounting treatment would be to exclude the reversal of contract related provisions from net income and offset them against the related intangible asset. This alternative accounting treatment resulted in a net loss for the quarter ended September 30, 2008 and lower future amortization charges in respect of the related asset. The Company’s Form 10-Q for the quarter ended September 30, 2008 reflected this alternative accounting treatment.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

GENERAL

We divide our business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities. The Octane Additives business is characterized by substantial declining demand.

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

The Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”) for use in automotive gasoline. We are continuing to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

For the year ended December 31, 2009, the combined operating income of the Fuel Specialties and Active Chemicals segments of our business has grown by an average of 35% per annum, as compared with the year ended December 31, 2005, and now drives the operating income generated by our businesses. By comparison operating income for the Octane Additives segment declined from $34.5 million to an operating loss of $(44.8) million over the same period, although $53.1 million of this decline can be attributed to the anticipated settlement accrual, together with legal and other professional expenses incurred relating to the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations. The Octane Additives segment of our business will continue to decline as the last remaining countries that continue to allow TEL for use in automotive gasoline move away from leaded gasoline. We expect that we will cease all sales of TEL for use in automotive gasoline in 2012, and that we will continue to impair the Octane Additives business goodwill until or prior to that point. However, we have succeeded in implementing our strategic plan of creating sufficient growth in the Fuel Specialties and Active Chemicals segments of our business to more than offset the decline in the Octane Additives business.

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe the sources of these are adequate for our current operations. Raw materials account for a substantial portion of our variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. We use long-term contracts (generally with fixed costs and escalation terms) to help ensure availability, continuity of supply and manage the risk of cost increases for some raw materials with commodity swaps. Nevertheless, raw materials are subject to cost fluctuations and we may be exposed to risk as costs of these raw materials increase as a result of factors that are not within our control.

We are subject to extensive regulation by local, state, federal and foreign governmental authorities both with respect to the methods by which we manufacture and market products and how we conduct our business. In that regard, we are exposed to risks that we may incur liabilities and costs in order to conform to required regulations or in the event that we fail to comply with any laws or regulations. We are currently the subject of investigations by the U.S. and United Kingdom government authorities relating to certain aspects of our international operations.

CRITICAL ACCOUNTING ESTIMATES

Our objective is to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows together with our financial position. We aim to achieve this by disclosing information required by the SEC together with further information that provides insight into our businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Innospec’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an on-going basis its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the financial statements.

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

Contingencies

We are subject to legal, regulatory and other proceedings and claims. The Company discloses information concerning contingent liabilities in respect of these claims and proceedings for which an unfavorable outcome is more than remote. We recognize liabilities for these claims and proceedings as appropriate based upon the probability and estimability of losses and to fairly present, in conjunction with the disclosures of these matters in our consolidated financial statements, management’s view of our exposure. We review outstanding claims and proceedings with external counsel as appropriate to assess probability and estimates of loss. The Company will recognize within selling, general and administrative expenses a liability related to claims and proceedings at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range the recognized liability will be the best estimate within the range. If no amount in the range is a better estimate than any other amount the minimum amount of the range will be recognized. The Company recognizes its legal and other related professional expenses within selling, general and administrative expenses as and when the associated course of action is committed to.

We re-evaluate these assessments each quarter or as new and significant information becomes available to determine whether a liability should be recognized or if any existing liability should be adjusted. The actual cost of ultimately resolving a claim or proceeding may be substantially different from the amount of the recognized liability. In addition, because it is not permissible to recognize a liability until the loss is both probable and estimable, in some cases there may be insufficient time to recognize a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

As discussed in Note 18 of the Notes to the Consolidated Financial Statements, the Company is subject to U.S. Securities and Exchange Commission (“SEC”), U.S. Department of Justice and United Kingdom Serious Fraud Office investigations in respect of the OFFP and FCPA. In addition, in 2005 we made voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the U.S. Office of Foreign Assets Control regarding transactions and activities engaged in Cuba by certain of our non-U.S. subsidiaries. Management believes that at this time it is still not able to predict with any certainty how the U.S. or United Kingdom governments will calculate the number of possible violations of these laws and regulations that may have occurred or the nature or amount of penalties to which we could be subject. Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs and sanctions that may be imposed upon us will not have a material adverse impact on our results of operations, financial position and cash flows.

Environmental Liabilities

Remediation provisions at December 31, 2009 amounted to $26.1 million and relate principally to our United Kingdom site. The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our main United Kingdom site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

Goodwill

The Company reviews goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as at December 31 each year. In reviewing for any impairment charge the fair value of the reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2009 we had $139.2 million of goodwill relating to our Fuel Specialties and Active Chemicals businesses. At this date we performed annual impairment reviews and concluded that there has been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment reviews performed during 2009, 2008 and 2007 impairment charges of $2.2 million, $3.7 million and $12.1 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. There is $6.8 million of goodwill remaining at December 31, 2009 which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012.

We believe that the assumptions used in our annual and quarterly impairment reviews are reasonable, but that they are judgmental, and that variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Intangible Assets, Net of Amortization

At December 31, 2009 we had $23.7 million of intangibles that are discussed in Note 9 of the Notes to the Consolidated Financial Statements. These intangible assets relate to all of our business segments and are being amortized straight-line over periods of up to 13 years. We continually assess the markets and products related to these intangibles, as well as their specific carrying values, and have concluded that these carrying values and amortization periods remain appropriate. We also evaluate these intangibles for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. If events occur or circumstances change it may possibly cause a reduction in periods over which these intangibles are amortized or result in a non-cash impairment of a portion of the intangibles’ carrying value. A reduction in amortization periods would have no effect on cash flows.

Pensions

The Company’s principal pension arrangement is a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom though it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to new entrants without trustee discretion, but has a large number of deferred and current pensioners. At December 31, 2009 the underlying plan asset value and Projected Benefit Obligation (“PBO”) were $671.8 million and $796.0 million, respectively, resulting in a deficit of $124.2 million.

Movements in the underlying plan asset value and PBO are dependent on actual return on investments and pay awards as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pay escalation, future pension increases and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension cost recognized in the income statement. Such changes could adversely impact our results of operations and financial position. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $26 million and the net pension charge for 2010 by approximately $1.8 million.

Further disclosure is provided in Note 6 of the Notes to the Consolidated Financial Statements

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions

At December 31, 2009, we had a valuation allowance aggregating $4.4 million against all of our foreign tax credit carry forwards deferred tax asset. The valuation allowance requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Objective evidence, such as operating results during the most recent periods, is given more weight than our expectations of future profitability, which are inherently uncertain. In our view, there are uncertainties around whether the foreign tax credits carry forwards will be utilized in future periods and this represents sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such an asset.

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

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions see Note 7 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2009 compared to Fiscal 2008:

The following table providing operating income by reporting business also provides the comparative results of operations in 2008 and 2007.

(in millions)	2009	2008	2007
Net sales
Fuel Specialties	$422.7	$440.9	$374.6
Active Chemicals	130.2	138.3	133.8
Octane Additives	45.6	61.3	94.0

	$598.5	$640.5	$602.4

Gross profit
Fuel Specialties	$147.2	$145.6	$124.7
Active Chemicals	26.8	12.5	24.6
Octane Additives	15.3	28.3	48.1

	$189.3	$186.4	$197.4

Operating Income
Fuel Specialties	$81.4	$80.0	$63.6
Active Chemicals	8.8	(5.0)	6.1
Octane Additives	(44.8)	1.2	19.9
Pension charge	(6.4)	(2.3)	(4.6)
Corporate costs	(13.3)	(24.9)	(22.0)
Restructuring charge	(2.8)	(2.1)	(3.0)
Impairment of Octane Additives business goodwill	(2.2)	(3.7)	(12.1)
Profit on disposal	—	0.4	—

Total operating income	$20.7	$43.6	$47.9

(in millions except ratios)	2009	2008	Change
Net sales
Fuel Specialties	$422.7	$440.9	$(18.2)	-4%
Active Chemicals	130.2	138.3	(8.1)	-6%
Octane Additives	45.6	61.3	(15.7)	-26%

	$598.5	$640.5	$(42.0)	-7%

Gross profit
Fuel Specialties	$147.2	$145.6	$1.6	+1%
Active Chemicals	26.8	12.5	14.3	+114%
Octane Additives	15.3	28.3	(13.0)	-46%

	$189.3	$186.4	$2.9	+2%

Gross margin (%)
Fuel Specialties	34.8	33.0	+1.8
Active Chemicals	20.6	9.0	+11.6
Octane Additives	33.6	46.2	-12.6
Aggregate	31.6	29.1	+2.5

Operating expenses
Fuel Specialties	$(63.6)	$(63.3)	$(0.3)	+0%
Active Chemicals	(16.6)	(16.1)	(0.5)	+3%
Octane Additives	(59.0)	(23.4)	(35.6)	+152%
Pension charge	(6.4)	(2.3)	(4.1)	+178%
Corporate costs	(13.3)	(24.9)	11.6	-47%

	$(158.9)	$(130.0)	$(28.9)	+22%

Fuel Specialties

Net sales: the year on year decrease of 4% was spread across the markets in which we operate as follows – the Americas (down 1%), EMEA (down 3%), ASPAC (down 3%) and Avtel (down 26%). This reduction in revenue was due to lower selling prices and product mix (down 2 percentage points), the unfavorable impact of exchange rates (down 1 percentage point) together with reduced volumes focused in our non-core Avtel business (down 1 percentage point).

•

Americas benefited from higher volumes (up 1 percentage point) offset by a poorer price and product mix (down 2 percentage points). The revenue decrease was the result of passing on raw material cost decreases to our customers.

•

Europe, Middle East and Africa (“EMEA”) net sales were unfavorably impacted by weaker price and product mix (down 4 percentage points) due to passing on raw material cost reductions, the unfavorable impact of exchange rates (down 2 percentage points), offset by increased volumes (up 3 percentage points).

•	The Asia-Pacific region (“ASPAC”) revenues fell due to a poorer price and product mix (down 3 percentage points).

•

TEL for use in aviation gasoline (“Avtel”) saw unit volumes decline by 31 percentage points, primarily due to the timing of shipments, offset by a richer price and product mix (up 5 percentage points).

Gross margin: the year on year increase of 1.8 percentage points primarily reflects continued declines in raw material costs and our ability to hold prices relatively firm offset by a lower proportion of higher margin Avtel sales.

Operating expenses: operating expenses held firm, as the favorable impact of exchange rates on our European cost base, denominated in European Union euro and British pound sterling, offset increased research and development expenses and personnel-related costs.

Active Chemicals

Net sales: the year on year decline of 6% was spread across the markets in which we operate as follows – the Americas (down 8%), EMEA (down 9%) and ASPAC (up 23%). This decline in revenues was due to the unfavorable impact of exchange rates (down 8 percentage points) and lower volumes (down 3 percentage points), offset by improved pricing and product mix (up 5 percentage points).

•

The Americas experienced a fall due to volumes (down 16 percentage points) and the unfavorable impact of exchange rates (down 5 percentage points) partially offset by an improvement to pricing and product mix (up 13 percentage points). The volume reduction was caused by lower sales in Custom Manufacturing as we have exited some low volume, low margin business in that market.

•

EMEA experienced a fall due to the unfavorable impact of exchange rates (down 10 percentage points) and weaker pricing and product mix (down 1 percentage point), offset by higher volumes (up 2 percentage points). The impact of exchange rates is due to a large proportion of sales being European Union euro and British pound sterling denominated.

•

Our ASPAC business growth in the year has been driven by volumes (up 23 percentage points) and a richer price and product mix (up 9 percentage points) offset by the unfavorable impact of exchange rates (down 9 percentage points).

Gross margin: the year on year increase of 11.6 percentage points reflects the impact of improved pricing, a shift away from lower-margin sales, the favorable impact of raw material cost reductions and better utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year increase of 3% is due to the costs incurred complying with REACH in the European Union.

Octane Additives

Net sales: net sales declined 26% due to lower volumes (down 23 percentage points) together with a slightly weaker sales mix (down 3 percentage points). In both 2009 and 2008 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin of 12.6 percentage points primarily reflects the lower TEL production volumes on the fixed cost base at the Ellesmere Port, United Kingdom manufacturing site.

Operating expenses: increased by $35.6 million from $23.4 million to $59.0 million. Excluding the impact of the $40.2 million accrual for anticipated settlement of the OFFP and FCPA investigations, and the impact of legal and other professional expenses of $12.9 million and $15.5 million in 2009 and 2008, respectively, relating to these investigations, the year on year decrease in operating expenses was $2.0 million or 25% primarily in respect of reduced selling costs.

Other Income Statement Captions

Pension charge: this non-cash pension charge increased by $4.1 million to $6.4 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

Corporate costs: corporate costs fell by $11.6 million due to a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO and a $2.5 million prior years’ United Kingdom sales tax settlement in 2009; and $3.9 million of advisory and financing costs expensed in 2008 in relation to two large potential acquisitions that the Company decided not to pursue. The remaining reductions relate to the favorable impact of exchange rates on the predominantly British pound sterling cost base in tandem with tight cost controls.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2009	2008
Separation agreement with the former CEO	$1.3	$—
Relocation of a U.S. sales and administration facility	0.7	—
Dissolution costs related to a non-trading foreign subsidiary	0.4	—
Reduction in EMEA headcount	0.3	0.7
United Kingdom site clearance	0.1	0.6
Relocation of our European Headquarters to the Ellesmere Port site	—	0.3
U.S. site clearance	—	0.3
Reduction in Americas headcount	—	0.2

	$2.8	$2.1

Amortization of intangible assets: the amortization charge has declined by $2.7 million from $7.4 million to $4.7 million due to a reduction in the amortization charge related to the agreements with Ethyl Corporation. The reduction is the result of an extension to the estimated future life of our Octane Additives business and the $6.3 million reduction in intangible assets recognized in 2008 for contract related provisions no longer deemed necessary.

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

Interest expense (net): the net interest expense increased by $0.6 million to $6.0 million in 2009 reflecting the accelerated write-off of $0.2 million of unamortized deferred finance costs from the previous finance facility, an increase in the deferred finance costs amortization charge following our February 2009 refinancing, lower returns on the Company’s cash balances in a weaker investment market offset by lower interest expense on our finance facility. Interest expense on our finance facility benefited from U.S. base interest rates and gross debt declining between the comparative periods.

Other net income/(expense): other net income of $3.6 million in 2009 related to $3.5m of net foreign exchange gains and $0.1m of net sundry other income. In 2008 other net expense of $19.3 million related to net foreign exchange losses of $19.0 million and net sundry other expenses of $0.3 million.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and may not be available on the anticipated settlement in respect of the OFFP and FCPA investigations. This year’s income tax has also been impacted by the adjustment of income tax provisions as a result of the settlement of certain United Kingdom tax positions. Accordingly we believe that the change in the effective rate of tax to 65.0% in 2009 from 33.3% in 2008 is best explained by adjusting for these charges. This adjusted effective tax rate has decreased by 4.5 percentage points between the comparative periods primarily due to the positive impact of taxable profits in different geographical locations. Further details are given in Note 7 of the Notes to the Consolidated Financial Statements.

(in millions)	2009	2008
Income before income taxes	$18.3	$18.9
Add back OFFP/FCPA anticipated settlement accrual	40.2	—
Add back Impairment of Octane Additives business goodwill	2.2	3.7

	$60.7	$22.6

Income taxes	$11.9	$6.3
Add back adjustment of income tax provisions	2.3	—

	$14.2	$6.3

Adjusted effective tax rate	23.4%	27.9%

Results of Operations – Fiscal 2008 compared to Fiscal 2007:

(in millions except ratios)	2008	2007	Change
Net sales
Fuel Specialties	$440.9	$374.6	$66.3	+18%
Active Chemicals	138.3	133.8	4.5	+3%
Octane Additives	61.3	94.0	(32.7)	-35%

	$640.5	$602.4	$38.1	+6%

Gross profit
Fuel Specialties	$145.6	$124.7	$20.9	+17%
Active Chemicals	12.5	24.6	(12.1)	-49%
Octane Additives	28.3	48.1	(19.8)	-41%

	$186.4	$197.4	$(11.0)	-6%

Gross margin (%)
Fuel Specialties	33.0	33.3	-0.3
Active Chemicals	9.0	18.4	-9.4
Octane Additives	46.2	51.2	-5.0
Aggregate	29.1	32.8	-3.7

Operating expenses
Fuel Specialties	$(63.3)	$(59.0)	$(4.3)	+7%
Active Chemicals	(16.1)	(17.1)	1.0	-6%
Octane Additives	(23.4)	(14.8)	(8.6)	+58%
Pension charge	(2.3)	(4.6)	2.3	-50%
Corporate costs	(24.9)	(22.0)	(2.9)	+13%

	$(130.0)	$(117.5)	$(12.5)	+11%

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

•

EMEA net sales increased by 18% driven by strong sales of performance, refinery and light heating oil additives. Growth was focused in volume (up 9 percentage points), price and product mix (up 6 percentage points) and the favorable impact of exchange rates (up 3 percentage points).

•	ASPAC benefited from strong sales of refinery additives and diesel detergents. Growth was focused in volume (up 22 percentage points) and price and product mix (up 1 percentage point).

•

Avtel business growth was primarily due to a richer sales mix (up 11 percentage points) offset by lower volume (down 2 percentage points). The results in the corresponding period in 2007 were positively impacted by the more favorable pricing allowed, and the volumes sold, under the Ethyl settlement.

Gross margin: the year on year decline of 0.3 percentage points reflects both the lower proportion of higher margin Avtel sales together with the adverse impact of lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom. Gross margins in the remainder of the markets remained largely constant as we successfully passed raw material cost increases onto our customers.

Operating expenses: increased by $4.3 million from $59.0 million to $63.3 million. Excluding the impact of $1.9 million of one-time professional fees in 2007 the year on year increase in operating expenses was $6.2 million or 11%. The underlying 11% increase was less than the 18% sales growth as we continued to leverage the infrastructure of this business. This was achieved despite the adverse impact of, until the latter months of 2008, the relative weakness of the U.S. dollar on our European Union euro denominated cost base and higher personnel-related costs. In addition, research and development expenses were driven higher to support this expanding business increasing by $1.6 million or 15% between the corresponding periods.

Active Chemicals

Net sales: the year on year increase of 3% was spread across the markets in which we operate as follows – the Americas (up 5%), EMEA (down 1%) and ASPAC (up 28%). This growth was due to volume (up 2 percentage points) and the favorable impact of exchange rates (up 2 percentage points) offset by price and product mix (down 1 percentage point).

•

Americas delivered strong sales of Fragrance Ingredients and Personal Care products. Growth was focused in volume (up 11 percentage points) offset by a poorer price and product mix (down 4 percentage points) and the unfavorable impact of exchange rates (down 2 percentage points).

•

EMEA sales declined marginally despite the favorable impact of exchange rates (up 5 percentage points) and a richer price and product mix (up 2 percentage points) offset by lower volume (down 8 percentage points). Strong Personal Care and Polymer product sales were offset by lower Household, Industrial and Institutional product sales.

•

Our ASPAC business represented less than 10% of our overall Active Chemicals business reflecting the early stage of its development. Notwithstanding this, sales benefited from higher volumes (up 25 percentage points) in Fragrance Ingredients, Personal Care and Polymers products. This increase was assisted by the favorable impact of exchange rates (up 1 percentage point) and a richer price and product mix (up 2 percentage points).

Gross margin: the year on year decline of 9.4 percentage points reflected price and product mix, primarily in respect of the greater proportion in 2008 of lower margin polymer sales, the significant increase in raw material and energy costs suffered across all the markets in which we operate, and the adverse impact from lower utilization and manufacturing efficiencies in our U.S. and United Kingdom plants.

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

Gross margin: the year on year decrease in gross margin was 5.0 percentage points. Following the settlement regarding the sales and marketing agreements (“TMAs”) to sell TEL effective April 1, 2007 the profit share with Ethyl from this business, which was charged within cost of goods sold, ceased. The cessation of the TMAs and moderate price increases achieved in 2008 favorably impacted gross margin and limited the adverse impact of the marginally poorer sales mix and lower TEL production volumes on the fixed cost base of the manufacturing site at Ellesmere Port, United Kingdom.

Operating expenses: increased by $8.6 million from $14.8 million to $23.4 million. Excluding the impact of legal and other professional expenses of $15.5 million and $4.6 million 2008 and 2007, respectively, relating to the OFFP and FCPA investigations, the year on year decrease in operating expenses was $2.3 million or 23% primarily in respect of reduced selling costs.

Other Income Statement Captions

Pension (charge): this non-cash charge reduced by $2.3 million because, unlike 2007, there was no amortization of net actuarial losses required.

Corporate costs: year on year corporate costs increased $2.9 million due to the expensing of $3.9 million of advisory and financing costs related to two large potential acquisitions that the Company did not pursue. This was offset to some extent, in the latter months of 2008, by the favorable impact of the relative strength of the U.S. dollar on our predominantly British pound sterling cost base.

Restructuring charge: restructuring costs were comprised of the following:

(in millions)	2008	2007
Reduction in EMEA headcount	$0.7	$0.4
United Kingdom site clearance	0.6	1.2
Relocation of our European Headquarters to the Ellesmere Port site	0.3	0.8
U.S. site clearance	0.3	—
Reduction in Americas headcount	0.2	—
Additional payments in respect of the former CEO	—	0.1
Sundry other restructuring	—	0.5

	$2.1	$3.0

Amortization of intangible assets: the amortization charge declined by a net $9.5 million from $16.9 million to $7.4 million. Of this reduction, $10.0 million was due to the absence of the Veritel intangible asset amortization charge in 2008 since it was fully amortized as at December 31, 2007. This reduction was offset by a $0.5 million increase in amortization costs related to the Ethyl intangible asset effective April 1, 2007.

Impairment of Octane Additives business goodwill: the 2008 charge was lower than that recognized in 2007 primarily due to the higher operating income and associated cash flows in 2007. Effective October 1, 2008, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives business from December 31, 2010 to December 31, 2012.

Profit on disposal: in May 2008 the Company recognized $0.4 million profit following the disposal of surplus U.S. real estate.

Interest expense (net): the net interest charge decreased by $1.6 million in 2008 to $5.4 million. This was despite the fact that average net debt increased by approximately $4 million between the corresponding periods from $67 million to $71 million. This decrease primarily reflected the fact that U.S. base interest rates declined between the corresponding periods and a $0.6 million reduction in the deferred finance costs amortization charge.

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

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believed that the change in the effective rate of tax to

33.3% in 2008 from 38.2% in 2007 was best explained by adjusting for this non-deductible charge. This adjusted effective tax rate decreased 2.5 percentage points between the corresponding periods primarily due to the positive impact of taxable profits in different geographical locations, partially offset by foreign income inclusions.

(in millions)	2008	2007
Income before income taxes	$18.9	$47.8
Add back Impairment of Octane Additives business goodwill	3.7	12.1

	$22.6	$59.9

Income taxes	$6.3	$18.2

Adjusted effective tax rate	27.9%	30.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	2009	2008
Total current assets	$282.9	$256.6
Total current liabilities	(179.9)	(188.1)

Working capital	103.0	68.5
Less prepaid income taxes	—	(10.1)
Less cash and cash equivalents	(68.6)	(13.9)
Add back accrued income taxes	6.3	—
Add back short-term borrowing	10.0	73.0
Add back current portion of plant closure provisions	3.9	4.1
Add back current portion of unrecognized tax benefits	5.0	9.2
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$59.7	$130.9

In 2009 our adjusted working capital decreased by $71.2 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The $52.9 million increase in accounts payable and accrued liabilities is primarily due to the $40.2 million accrual for the anticipated settlement of the OFFP and FCPA investigations. The $0.6 million decrease in accounts receivable and prepaid expenses was due to the timing of shipments in our Octane Additives offset by the substantially increased fourth quarter trading in our Active Chemicals business. The $17.7 million decrease in inventories was focused in our Octane Additives and Fuel Specialties businesses as we managed production levels to meet fluctuations in demand.

Cash

At December 31, 2009 and 2008 we had cash and cash equivalents of $68.6 million and $13.9 million, respectively.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to December 31, 2009, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As of December 31, 2009, the Company had $51.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt maturity profile as at December 31, 2009, including the finance facility, is set out below:

(in millions)
2010	$10.0
2011	15.0
2012	26.0

51.0
Current portion of long-term debt	(10.0)

Long-term debt, net of current portion	$41.0

Outlook

At December 31, 2009, the Company had cash and cash equivalents of $68.6 million and debt of $51.0 million resulting in net cash of $17.6 million. We continue to expect this position to reverse and net debt to increase significantly in future quarters based on the need to build working capital from recent low levels, accelerate our spending on research and development, increase our capital expenditures and pension contributions, fund the recent United Kingdom tax settlement and begin making cash payments once we reach a final settlement of the OFFP and FCPA investigations. Accordingly, our focus continues to be on both generating and preserving cash.

The Company expects to fund its operations over at least the next 12 months from a combination of operating cash flows and its existing finance facility. Under the finance facility we have the ability to draw down the $100 million revolving credit facility, of which $1 million was drawn down at December 31, 2009, so long as we are in compliance with all financial covenants therein.

Pension Plans and Other Post-Employment Benefits

The Company recognizes the funded status of defined benefit post-retirement plans on consolidated balance sheets, and changes in the funded status in comprehensive income. The measurement date of the plan’s funded status is the same as the Company’s fiscal year-end.

Contractual Commitments

The following represents contractual commitments at December 31, 2009 and the effect of those obligations on future cash flows:-

(in millions)	Total	2010	2011-12	2013-14	Thereafter
Operating activities:
Planned funding of pension obligations	$37.2	$7.4	$14.9	$14.9	$—
Remediation payments	23.7	2.7	7.4	2.1	11.5
Severance payments	0.2	0.2	—	—	—
Operating lease commitments	6.5	1.6	2.1	1.0	1.8
Raw material purchase obligations	2.6	2.6	—	—	—
Interest payments on debt	5.7	3.1	2.6	—	—
Unrecognized tax benefits	—	—	—	—	—

Financing activities:
Long-term debt obligations	51.0	10.0	41.0	—	—
Dividend	—	—	—	—	—

Investing activities:
Capital commitments	1.7	1.7	—	—	—

Total	$128.6	$29.3	$68.0	$18.0	$13.3

Operating activities:

The amounts related to the pension plan refer to the likely levels of Company funding of the United Kingdom contributory defined benefit pension plan (the “Plan”) and certain pension commitments to senior employees. It is not meaningful to predict an amount after five years since there are numerous uncertainties including future return on assets, pay escalation, pension increases, inflation and employment levels. The Company has announced closure of the Plan to future service accrual with effect from March 31, 2010 and accordingly we anticipate a curtailment charge of approximately $10 million will be recognized in 2010. The Company is in negotiations with the trustees to fund the Plan deficit over a number of years, but currently expects its annual cash contribution for 2010 to increase to approximately $20 million.

Remediation payments represent those cash flows that the Company is currently obligated to pay in respect of current and former facilities. It does not include any discretionary remediation costs that the Company may choose to incur.

Severance payments represent those cash flows that the Company is currently obligated to pay in respect of severance costs associated with exit or disposal activities and post employment benefits.

Operating lease commitments relate primarily to office space, motor vehicles and items of office equipment which are expected to be renewed and replaced in the normal course of business.

Raw material purchase obligations relate to certain long-term raw material contracts which have been entered into by the Company that stipulate fixed or minimum quantities to be purchased; fixed, minimum, or variable cost provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The Company uses interest rate swaps to hedge against the risk from variable interest rates on certain elements of its long-term debt. The estimated payments included in the table above reflect the payments on the variable element of the facility, and the mark to market valuations of the interest rate swaps. Estimated commitment fees are also included and interest income is excluded.

Due to the uncertainty regarding the nature of tax audits, particularly those which are not currently underway, it is not meaningful to predict the outcome of obligations related to unrecognized tax benefits. Further disclosure is provided in Note 7 of the Notes to the Consolidated Financial Statements.

Financing activities:

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. At December 31, 2009 long-term debt comprised a $50 million term loan and $1 million drawn under the revolving credit facility.

The Company has historically paid a semi-annual dividend. All dividends are subject to approval by the Board of Directors and accordingly no amounts are included in the preceding table until such authorization has occurred.

Investing activities:

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $26.1 million at December 31, 2009. Expenditure against provisions was $1.5 million, $1.6 million and $1.7 million in the years 2009, 2008 and 2007, respectively.

We have also incurred personnel severance costs in relation to the management of the decline in the Octane Additives market and the restructuring of the Fuel Specialties and Active Chemicals businesses. Total severance expenditure was $2.1 million, $1.6 million and $2.0 million in the years 2009, 2008 and 2007, respectively.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate exposure. As of December 31, 2009 the Company had cash and cash equivalents of $68.6 million, no bank overdraft and long-term debt of $51.0 million. The long-term debt comprises $50.0 million senior term loan and $1.0 million drawn under the revolving credit facility.

In 2009 the Company entered into interest rate swap agreements to convert floating rate debt to fixed rate that cover $50.0 million of the remaining long-term debt (including current portion) as at December 31, 2009 of $51.0 million. On the basis that $50.0 million of the $51.0 million long-term debt (including current portion) is hedged against interest movements and that the Company would receive interest on the $68.6 million positive cash balances, then the interest payable on unhedged debt of $1.0 million is largely offset by the interest receivable on positive cash balances which have a similar maturity profile. On a gross basis, assuming no additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates on the gross amount of these balances of $1.0 million for a one-year period would not materially impact net income and cash flows.

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

The trading of our three business segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. Corporate costs however are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.2 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

Raw Material Cost Risk

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand over which we have no or little control. We use long-term contracts (generally with fixed costs and escalation terms) to help ensure availability, continuity of supply and manage the risk of cost increases and have entered hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could increase which would adversely impact cash flows from operating activities.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report On Internal Control Over Financial Reporting” appearing in Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, in 2009 the Company retrospectively applied the accounting for noncontrolling interests and effective January 1, 2007 changed the manner in which it accounts for income tax uncertainties.

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

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 19, 2010

CONSOLIDATED STATEMENTS OF INCOME

(in millions except share and per share data)

	Years ended December 31
	2009	2008	2007
Net sales (Note 3)	$598.5	$640.5	$602.4
Cost of goods sold	(409.2)	(454.1)	(405.0)

Gross profit (Note 3)	189.3	186.4	197.4

Operating expenses:
Selling, general and administrative	(142.5)	(115.2)	(103.9)
Research and development	(16.4)	(14.8)	(13.6)
Restructuring charge	(2.8)	(2.1)	(3.0)
Amortization of intangible assets	(4.7)	(7.4)	(16.9)
Impairment of Octane Additives business goodwill (Note 8)	(2.2)	(3.7)	(12.1)
Profit on disposal (Note 19)	—	0.4	—

	(168.6)	(142.8)	(149.5)

Operating income (Note 3)	20.7	43.6	47.9
Other net income/(expense)	3.6	(19.3)	6.9
Interest expense	(6.3)	(6.4)	(9.5)
Interest income	0.3	1.0	2.5

Income before income taxes	18.3	18.9	47.8
Income taxes (Note 7)	(11.9)	(6.3)	(18.2)

Net income	6.4	12.6	29.6
Less net income attributable to the noncontrolling interest	—	(0.1)	(0.1)

Net income attributable to Innospec Inc.	$6.4	$12.5	$29.5

Earnings per share attributable to Innospec Inc. (Note 5)
Basic	$0.27	$0.53	$1.23

Diluted	$0.26	$0.51	$1.19

Weighted average shares outstanding (in thousands) (Note 5)
Basic	23,642	23,595	23,920

Diluted	24,714	24,391	24,838

Dividend declared per common share	$0.05	$0.10	$0.09

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions except share and per share data)

	At December 31
	2009	2008
Assets
Current assets
Cash and cash equivalents	$68.6	$13.9
Accounts receivable (less allowance of $2.3 and $2.8, respectively)	89.8	89.9
Inventories
Finished goods	81.5	95.0
Work in progress	1.5	2.0
Raw materials	37.6	41.3

Total inventories	120.6	138.3
Prepaid expenses	3.9	4.4
Prepaid income taxes	—	10.1

Total current assets	282.9	256.6
Property, plant and equipment (Note 11)	50.6	53.5
Goodwill – Octane Additives (Note 8)	6.8	9.0
Goodwill – Other (Note 8)	139.2	139.2
Intangible assets (Note 9)	23.7	28.3
Deferred finance costs (Note 10)	1.9	0.5
Deferred income taxes (Note 7)	36.9	7.2
Other non-current assets	1.1	—

Total assets	$543.1	$494.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$50.2	$55.4
Accrued liabilities	104.4	46.3
Accrued income taxes	6.3	—
Short-term borrowing (Note 13)	10.0	73.0
Current portion of plant closure provisions (Note 12)	3.9	4.1
Current portion of unrecognized tax benefits (Note 7)	5.0	9.2
Current portion of deferred income (Note 14)	0.1	0.1

Total current liabilities	179.9	188.1
Long-term debt, net of current portion (Note 13)	41.0	—
Plant closure provisions, net of current portion (Note 12)	24.5	22.8
Unrecognized tax benefits, net of current portion (Note 7)	14.4	25.6
Pension liability (Note 6)	124.2	13.8
Other non-current liabilities	0.7	13.9
Deferred income, net of current portion (Note 14)	0.8	0.8
Commitments and contingencies (Note 18)	—	—
Stockholders’ Equity (Note 15)
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	285.8	282.5
Treasury stock (5,890,447 and 5,956,384 shares at cost, respectively)	(64.2)	(64.9)
Retained earnings	136.8	131.6
Accumulated other comprehensive loss	(201.1)	(120.2)

Total stockholders’ equity	157.6	229.3

Total liabilities and stockholders’ equity	$543.1	$494.3

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$6.4	$12.6	$29.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.4	23.0	31.3
Impairment of Octane Additives business goodwill (Note 8)	2.2	3.7	12.1
Deferred income taxes	(2.4)	(1.1)	(4.6)
(Profit)/loss on disposal of property, plant and equipment	—	(0.4)	—
Non-cash intangible asset other adjustments	—	6.3	—
Changes in working capital:
Accounts receivable and prepaid expenses	1.7	2.3	(14.5)
Inventories	18.9	(8.6)	(12.0)
Accounts payable and accrued liabilities	53.1	(9.8)	12.4
Excess tax benefit from stock based payment arrangements	(0.1)	(2.5)	(0.2)
Income taxes and other current liabilities	16.5	(17.2)	(3.5)
Movement on plant closure provisions	1.5	0.2	(1.3)
Movement on pension asset/(liability)	0.2	(5.1)	(2.4)
Stock option compensation charge	1.5	4.1	3.3
Movements on other non-current assets and liabilities	(30.5)	6.9	—
Movement on deferred income	—	—	(2.3)

Net cash provided by operating activities	87.4	14.4	47.9

Cash Flows from Investing Activities
Capital expenditures	(7.2)	(9.1)	(12.2)
Proceeds on disposal of property, plant and equipment, net	—	1.3	—
Acquisition of intangible asset (Note 9)	—	—	(28.4)

Net cash (used in) by investing activities	(7.2)	(7.8)	(40.6)

Cash Flows from Financing Activities
Net (repayment)/receipt of revolving credit facility	(17.0)	12.0	(52.0)
Repayment of term loan	(55.0)	(20.0)	(15.0)
Receipt of term loan	50.0	—	—
Payments on capital leases	—	—	(0.1)
Refinancing costs	(3.7)	(0.4)	—
Excess tax benefit from stock based payment arrangements	0.1	2.5	0.2
Dividend paid	(1.2)	(2.4)	(2.2)
Issue of treasury stock	0.2	1.9	4.1
Repurchase of common stock	—	(10.5)	(20.0)
Noncontrolling interest dividends (paid)	—	(0.1)	(0.1)

Net cash (used in) financing activities	(26.6)	(17.0)	(85.1)
Effect of exchange rate changes on cash	1.1	—	0.2

Net change in cash and cash equivalents	54.7	(10.4)	(77.6)
Cash and cash equivalents at beginning of year	13.9	24.3	101.9

Cash and cash equivalents at end of year	$68.6	$13.9	$24.3

Amortization of deferred finance costs of $2.0 million (2008 – $0.5 million, 2007 – $1.1 million) for the year are included in depreciation and amortization in the cash flow statement but in interest in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 7 and Note 13, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2006	$0.1	$281.7	$(44.7)	$97.9	$(110.0)	$225.0
Net income attributable to Innospec Inc.	—	—	—	29.5	—	29.5
Dividend ($0.09 per share) (1)	—	—	—	(2.2)	—	(2.2)
Derivatives (2)	—	—	—	—	(0.9)	(0.9)
Treasury stock re-issued	—	(0.6)	6.5	—	—	5.9
Treasury stock repurchased	—	—	(20.0)	—	—	(20.0)
Stock option compensation charge	—	(0.3)	—	—	—	(0.3)
Two-for-one common stock split (1)	0.2	(0.2)	—	—	—	—
Cumulative effect of adoption of ASC 740	—	—	—	(3.1)	—	(3.1)
Amortization of net actuarial losses (Note 6)	—	—	—	(2.0)	2.0	—
Tax impact on amortization of net actuarial losses	—	—	—	0.6	(0.6)	—
Actuarial net gains arising during the year (Note 6)	—	—	—	—	55.0	55.0
Tax impact on actuarial net gains arising during the year	—	—	—	(2.0)	(15.4)	(17.4)
Deferred taxes (3)	—	—	—	2.8	(2.8)	—

Balance December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5
Net income attributable to Innospec Inc.	—	—	—	12.5	—	12.5
Dividend ($0.10 per share) (1)	—	—	—	(2.4)	—	(2.4)
Net CTA change (4)	—	—	—	—	(15.8)	(15.8)
Derivatives (2)	—	—	—	—	(0.9)	(0.9)
Treasury stock re-issued	—	(0.4)	3.8	—	—	3.4
Treasury stock repurchased	—	—	(10.5)	—	—	(10.5)
Stock option compensation charge	—	2.3	—	—	—	2.3
Actuarial net losses arising during the year (Note 6)	—	—	—	—	(42.8)	(42.8)
Tax benefit on actuarial net losses arising during the year	—	—	—	—	12.0	12.0

Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3
Net income attributable to Innospec Inc.	—	—	—	6.4	—	6.4
Dividend ($0.05 per share) (1)	—	—	—	(1.2)	—	(1.2)
Net CTA change (4)	—	—	—	—	6.6	6.6
Derivatives (2)	—	—	—	—	2.3	2.3
Treasury stock re-issued	—	(0.2)	0.7	—	—	0.5
Stock option compensation charge	—	3.5	—	—	—	3.5
Actuarial net losses arising during the year (Note 6)	—	—	—	—	(124.8)	(124.8)
Tax benefit on actuarial net losses arising during the year	—	—	—	—	35.0	35.0

Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6

(1)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

(2)	Changes in unrealized gains/(losses) on derivative instruments, net of tax.

(3)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $138.5 million ($97.0 million net of deferred taxes) previously recognized in other comprehensive loss.

(4)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(in millions)

Total comprehensive (loss)/income for the years ended December 31	2009	2008	2007
Net income attributable to Innospec Inc.	$6.4	$12.5	$29.5
Changes in cumulative translation adjustment	6.6	(15.8)	—
Unrealized gains/(losses) on derivative instruments, net of tax	2.3	(0.9)	(0.9)
Amortization of net actuarial losses, net of tax of $0.6 million	—	—	1.4
Actuarial net (losses)/gains arising during the year, net of tax	(89.8)	(30.8)	39.6

Total comprehensive (loss)/income	$(74.5)	$(35.0)	$69.6

ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)

Accumulated other comprehensive loss for the years ended December 31	2009	2008	2007
Cumulative translation adjustment	$(22.6)	$(29.2)	$(13.4)
Unrealized gains/(losses) on derivative instruments, net of tax of $(0.3) million, $0.6 million and $0.2 million, respectively	0.9	(1.4)	(0.5)
Unrecognized actuarial net losses, net of tax of $69.7 million, $34.7 million and $22.7 million, respectively	(179.4)	(89.6)	(58.8)

Accumulated other comprehensive loss	$(201.1)	$(120.2)	$(72.7)

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

Note 2.    Accounting Policies

Basis of Preparation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include all subsidiaries of the Company where the Company has a controlling financial interest. All significant intercompany accounts and balances have been eliminated upon consolidation. All acquisitions are accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. The results of discontinued operations are shown separately in the income statement. Certain revisions have been made to prior year comparatives, to conform to current year classifications, in respect of net income attributable to the noncontrolling interest.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The cost of additions and improvements are capitalized. Maintenance and repairs are charged to expenses. When assets are sold or retired the associated cost and accumulated depreciation are removed from the consolidated financial statements and any related gain or loss is included in earnings. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	7 to 25 years
Equipment	3 to 10 years

Goodwill and Other Intangible Assets: Goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to at least annual impairment tests based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment testing of the goodwill relating to the Fuel Specialties and Active Chemicals businesses is December 31. Octane Additives business goodwill is tested for impairment at the end of each quarter. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. The impairment tests of the goodwill relating to the Fuel Specialties and Active Chemicals businesses have indicated that there is no requirement to recognize an impairment charge in respect of this goodwill. Other intangible assets deemed to have finite lives continue to be amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

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

Derivative Instruments: The Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting, are recognized in earnings. Derivatives are tested for effectiveness on a quarterly basis, and marked to market. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company employs interest rate swaps which convert floating rate debt on the senior term loan to fixed rate. These have been designated as cash flow hedges of the underlying variable rate obligation. At the end of the term of the swap arrangements, the cumulative gain or loss will be reclassified to the income statement. The interest rate swaps have been recorded as a non-current liability in the balance sheet. The Company also hedges the cost of one of its key raw materials using commodity swaps. These swaps have been designated as qualifying for hedge accounting. At the end of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. These commodity swaps have been recorded as a non-current asset in the balance sheet.

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

Revenue Recognition: The Company supplies products to customers from its various manufacturing sites, and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when the transfer of legal title, which is defined and generally accepted in the standard terms and conditions, arises between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping. The Company recognized the total revenue from Octane Additive sales under the Ethyl agreements until April 2007. The 32% compensation which was paid to Ethyl was recognized in cost of goods sold. See Note 9 for the accounting in respect of sales and marketing agreements with Ethyl.

Components of Net Sales: All amounts billed to customers relating to shipping and handling are classified as net sales. Shipping and handling costs incurred by the Company are classified as cost of goods sold.

Components of Cost of Goods Sold: Cost of goods sold is comprised of raw material costs including inbound freight, duty and non-recoverable taxes, inbound handling costs associated with the receipt of raw materials, packaging materials, manufacturing costs including labor

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs, maintenance and utility costs, plant and engineering overheads, warehousing and outbound shipping costs and handling costs. Inventory losses and provisions and the costs of customer claims are also recognized in the cost of goods line item. Until April 2007, cost of goods sold also included recognition of 32% compensation which was paid to Ethyl (see Note 9 for the accounting in respect of sales and marketing agreements with Ethyl).

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

Foreign Currencies: The Company’s policy is that exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur. In these entities gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement. Gains or losses on foreign currency translations are included in other net income/(expense) in the income statement.

Share Based Compensation Plans: The Company accounts for employee stock options under the fair value method. Accordingly share-based compensation is measured at the grant date based on the fair value of the options. The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the option.

Pension Plans and Other Post-Employment Benefits: The Company recognizes the funded status of defined benefit post-retirement plans on the consolidated balance sheets, and changes in the funded status in comprehensive income. The measurement date of the plan’s funded status is the same as the Company’s fiscal year-end.

Income Taxes: The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When appropriate, the Company evaluates the need for a valuation allowance to reduce deferred tax assets. The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. Income tax positions must meet a more likely than not recognition criteria to be recognized. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for accounting for uncertainty in income taxes. Upon adoption as of January 1, 2007, we increased our existing reserves for uncertain tax positions by $3.1 million.

Note 3.    Business Segment and Geographical Area Data

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are very different. The Octane Additives business is characterized by substantial declining demand.

In 2009 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $76.1 million (13%) of net group sales. In 2008 and 2007, Shell accounted for $84.6 million (13%) and $66.2 million (11%) of net group sales, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2009	2008	2007
Net sales
Fuel Specialties	$422.7	$440.9	$374.6
Active Chemicals	130.2	138.3	133.8
Octane Additives	45.6	61.3	94.0

	$598.5	$640.5	$602.4

Gross profit
Fuel Specialties	$147.2	$145.6	$124.7
Active Chemicals	26.8	12.5	24.6
Octane Additives	15.3	28.3	48.1

	$189.3	$186.4	$197.4

Operating income
Fuel Specialties	$81.4	$80.0	$63.6
Active Chemicals	8.8	(5.0)	6.1
Octane Additives	(44.8)	1.2	19.9
Pension charge	(6.4)	(2.3)	(4.6)
Corporate costs	(13.3)	(24.9)	(22.0)
Restructuring charge	(2.8)	(2.1)	(3.0)
Impairment of Octane Additives business goodwill	(2.2)	(3.7)	(12.1)
Profit on disposal	—	0.4	—

Total operating income	$20.7	$43.6	$47.9

Identifiable assets at year end
Fuel Specialties	$247.6	$247.9
Active Chemicals	103.2	104.2
Octane Additives	79.5	124.6
Corporate	112.8	17.6

	$543.1	$494.3

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal counsel, legal fees and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other business segments; and

•	the corporate share of the information technology, accounting and human resources departments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by geographic area are reported by source (where the transaction originates) and by destination (where the final sale to customers is made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

(in millions)	2009	2008	2007
Net sales by source
United States	$217.0	$222.9	$192.8
United Kingdom	356.2	383.2	333.6
Rest of Europe	84.8	115.6	154.6
Other	0.3	0.8	0.4
Sales between areas	(59.8)	(82.0)	(79.0)

	$598.5	$640.5	$602.4

Net sales by destination
United States	$222.0	$236.6	$210.9
United Kingdom	21.1	22.2	25.1
Rest of Europe	219.5	240.5	205.1
Other	135.9	141.2	161.3

	$598.5	$640.5	$602.4

Income before income taxes
United States	$52.4	$10.0	$22.1
United Kingdom	(44.8)	7.9	25.8
Rest of Europe	12.8	4.5	13.3
Other	0.1	0.2	(1.3)
Impairment of Octane Additives business goodwill	(2.2)	(3.7)	(12.1)

	$18.3	$18.9	$47.8

Long-lived assets at year end
United States	$17.3	$9.4
United Kingdom	47.6	33.9
Rest of Europe	11.4	10.2

	$76.3	$53.5

Identifiable assets at year end
United States	$112.8	$111.7
United Kingdom	225.4	183.4
Rest of Europe	58.3	50.4
Other	0.6	0.6
Goodwill	146.0	148.2

	$543.1	$494.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2009	2008	2007
Dividend yield	2.5%	0.5%	0.3%
Expected life	5 years	4 years	4 years
Volatility	76.5%	50.1%	48.9%
Risk free interest rate	1.24%	2.73%	4.47%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2009	983,581	$3.47
Granted – at discount	415,640	$—	$8.09
– at market value	90,000	$4.07	$2.43
– at premium	82,217	$4.62	$1.65
Exercised	(60,653)	$3.27
Cancelled for payment	(400)	$—
Forfeitures	(313,250)	$2.95
Expired	(37,250)	$6.64

Options outstanding at December 31, 2009	1,159,885	$2.45

The following table summarizes information about options outstanding at December 31, 2009:

Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested at December 31, 2009	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0 - $5	1,017,325	7.46	$0.68	40,514	2.86	$1.44
$5 - $10	76,506	4.75	$9.11	76,506	4.75	$9.11
$10 - $15	1,300	4.36	$11.50	1,300	4.36	$11.50
$20 - $25	45,112	8.15	$20.31	—	—	$—
$25 - $30	19,642	7.15	$27.09	—	—	$—

	1,159,885			118,320

The aggregate intrinsic value of fully vested stock options is $0.3 million. Of the 118,320 stock options that are exercisable, 20,780 have performance conditions attached. The total compensation cost for 2009, 2008 and 2007 was $1.5 million, $4.1 million and $3.3 million, respectively. In 2009, this charge includes a gain of $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO. The total compensation cost related to nonvested stock options not yet recognized at December 31, 2009 is $3.7 million and this cost is expected to be recognized over the weighted-average period of 2.14 years.

On February 13, 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Additional compensation cost of $0.2 million is required to be recognized for these modified stock options in the period February 13, 2009 to February 13, 2011. No stock options awards were modified in 2008 or 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised in 2009, 2008 and 2007 was $0.4 million, $1.3 million and $1.9 million, respectively. The amount of cash received from the exercise of stock option awards in 2009, 2008 and 2007 was $0.2 million, $1.9 million and $4.1 million, respectively. The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During 2009, 2008 and 2007 the new total fair value of shares vested was $1.1 million, $1.2 million and $2.2 million, respectively.

The total options vested in 2009 were 176,848 (2008 – 264,588, 2007 – 328,660).

An additional long term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2008 – $12 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A compensation charge of $0.1 million, and a liability of $0.2 million, was recognized in 2009 (2008 – $0.1 million compensation charge and $0.1 million liability).

The following assumptions were used in the Monte Carlo model:

	2009	2008	2007
Dividend yield	1.0%	1.7%	0.3%
Volatility	82.2%	80.2%	48.9%
Risk free interest rate	1.65%	1.00%	4.47%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Earnings Per Share Attributable to Innospec Inc.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2009	2008	2007
Numerator (in millions):
Net income attributable to Innospec Inc.	$6.4	$12.5	$29.5

Denominator (in thousands):
Weighted average common shares outstanding	23,642	23,595	23,920
Dilutive effect of stock options and awards	1,072	796	918

Denominator for diluted earnings per share	24,714	24,391	24,838

Net income per share, basic:
Net income attributable to Innospec Inc. common stockholders	$0.27	$0.53	$1.23

Net income per share, diluted:
Net income attributable to Innospec Inc. common stockholders	$0.26	$0.51	$1.19

In 2009, 2008 and 2007 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 146,325, 98,880 and 17,729, respectively.

Note 6.    Pension Plans

The Company’s principal pension arrangement is a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to new entrants without trustee discretion. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The Plan’s assets are invested by two investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. The trustees’ investment policy is to seek to achieve specified objectives through investing in a suitable mixture of real and monetary assets. The trustees recognize that the returns on real assets, while expected to be greater over the long term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the Plan to meet its liabilities at an acceptable level of risk for the trustees and an acceptable level of cost to the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2009, the results of which are reflected in these consolidated financial statements.

The Company is contributing amounts to the Plan to cover service costs to date. Employee and employer contributions from January 1, 2007 were at 7% and 29%, respectively, of pensionable pay. In addition, since March 2007, the Company has been contributing £1.5 million ($2.4 million) per calendar year in accordance with a 10 year deficit recovery plan. From January 1, 2008, employee and employer contributions remained at 7% and 29%, although employee contributions were paid by the employer through a salary sacrifice arrangement. The Company has announced closure of the Plan to future service accrual with effect from March 31, 2010 and accordingly we anticipate a curtailment charge of approximately $10 million will be recognized in 2010. The Company is in negotiations with the trustees to fund the Plan deficit over a number of years, but currently expects its annual cash contribution for 2010 to increase to approximately $20 million.

(in millions)	12 months to December 31 2009	12 months to December 31 2008	12 months to December 31 2007
Plan net pension charge:
Service cost	$3.7	$5.3	$5.4
Interest cost on PBO	38.9	45.7	45.7
Expected return on plan assets	(36.2)	(48.7)	(48.5)
Amortization of net actuarial losses	—	—	2.0

	$6.4	$2.3	$4.6

Plan assumptions:
Discount rate	5.60%	6.50%	5.80%
Rate of increase in compensation levels	3.60%	3.75%	3.95%
Rate of return on plan assets – overall	5.75%	6.20%	5.45%
Rate of return on plan assets – equity securities	7.20%	7.80%	7.50%
Rate of return on plan assets – debt securities	5.80%	5.10%	4.60%

Plan asset allocation by category:
Equity securities	26%	22%	29%
Debt securities	74%	76%	71%
Other	—	2%	—

	100%	100%	100%

The discount rate used represents the annualized yield on medium and longer term AA rated corporate bonds in the United Kingdom and has been determined by reference to the iBoxx corporate bond index published by International Index Company. The rate of increase in compensation levels assumes that real salary growth in Innospec will be the same as an assumed level of price inflation of 3.6%. A 0.25% change in either the discount rate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumption, or level of price inflation assumption, would change the PBO by approximately $26 million and the net pension charge for 2010 by approximately $1.8 million.

The current investment strategy of the Plan is to obtain an asset allocation of 70% in favor of debt securities and 30% equity securities in order to achieve a more predictable return on assets.

The projected net pension charge for the year ending December 31, 2010 is as follows:

(in millions)
Service cost	$4.2
Interest cost on PBO	43.4
Expected return on plan assets	(37.6)
Amortization of net actuarial losses	5.5

$15.5

The following benefit payments, which reflect expected future service as appropriate, are expected to be made:

(in millions)
2010	$41.7
2011	$43.1
2012	$44.6
2013	$46.2
2014	$47.8
2015 – 2019	$265.0

Company contributions to defined contribution schemes during 2009 were $2.5 million (2008 – $2.8 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	12 months to December 31 2009	12 months to December 31 2008
Change in PBO
Opening balance	$571.2	$854.3
Interest cost	38.9	45.7
Service cost	3.7	5.3
Benefits paid	(38.9)	(46.1)
Actuarial losses/(gains)	145.1	(66.3)
Exchange effect	76.0	(221.7)

Closing balance	796.0	571.2

Fair value of plan assets
Opening balance	557.4	889.1
Actual benefits paid	(38.9)	(46.1)
Actual contributions by employer	7.1	7.5
Actual return on assets	75.9	(74.0)
Exchange effect	70.3	(219.1)

Closing balance	671.8	557.4

Plan assets deficit over PBO	(124.2)	(13.8)
Unrecognized net loss	249.1	124.3
Amortization of net actuarial losses	—	—
Amount recognized in other comprehensive loss	(249.1)	(124.3)

Pension liability	$(124.2)	$(13.8)

The accumulated benefit obligation for the Plan was $771.2 million and $555.9 million at December 31, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the vast majority of assets, a market approach is adopted to assess the fair value of the assets, with the inputs being the quoted market prices for the actual securities held in the relevant fund. For assets in which there is no ready market and for which no indicative dealer prices are available, fund assets are independently evaluated, with the use of agreed upon procedures conducted by an audit firm to provide independent confirmation that proper valuation procedures are being followed. As of December 31, 2009, the fair values of pension assets by level of input were as follows:

(in millions)	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Fixed income securities
Debt securities issued by U.S. government and government agencies	$—	$1.3	$—	$1.3
Debt securities issued by non-U.S. governments and government agencies	—	253.2	3.4	256.6
Corporate debt securities	—	266.3	—	266.3
Residential mortgage-backed securities	—	0.8	—	0.8
Commercial mortgage-backed securities	—	0.3	—	0.3
Agency securitized products	—	0.2	—	0.2
Other asset-backed securities	—	2.7	—	2.7
Equity securities
Equity securities held for proprietary investment purposes	7.4	89.3	—	96.7
Real estate	—	27.3	—	27.3
Other assets	—	—	18.0	18.0

Total assets at fair value	7.4	641.4	21.4	670.2
Cash	1.6	—	—	1.6

Total plan assets	$9.0	$641.4	$21.4	$671.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the reconciliation of the fair value of pension plan assets using significant unobservable inputs (level 3) were as follows:

(in millions)	Debt securities issued by non- U.S. government and government agencies	Other assets	Total
Balance at January 1, 2009	$2.7	$20.9	$23.6
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	—	(3.1)	(3.1)
Transfers in/(out) of level 3	0.3	(2.0)	(1.7)
Exchange effect	0.4	2.2	2.6

Balance at December 31, 2009	$3.4	$18.0	$21.4

Approximately 70% of the Plan’s assets are held in index-tracking funds with one investment management company. Approximately 35% of the Plan’s assets are invested in United Kingdom government gilts. No more than 5% of the Plan’s assets are invested in any one individual company’s investment funds.

Note 7.    Income Taxes

The Company has adopted a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2007	$2.3	$33.4	$35.7
Additions related to tax positions taken in the current period	—	1.5	1.5
Additions for tax positions of prior periods	1.4	1.0	2.4
Exchange effect	0.1	1.7	1.8
Settlements	—	(1.4)	(1.4)

Closing balance at December 31, 2007	3.8	36.2	40.0
Current	(1.7)	(10.9)	(12.6)

Non-current	$2.1	$25.3	$27.4

Opening balance at January 1, 2008	$3.8	$36.2	$40.0
Additions related to tax positions taken in the current period	—	2.2	2.2
Additions for tax positions of prior periods	0.7	11.6	12.3
Reductions for tax positions of prior periods	—	(9.5)	(9.5)
Exchange effect	(0.5)	(5.7)	(6.2)
Settlements	(0.5)	(3.5)	(4.0)

Closing balance at December 31, 2008	3.5	31.3	34.8
Current	(1.7)	(7.5)	(9.2)

Non-current	$1.8	$23.8	$25.6

Opening balance at January 1, 2009	$3.5	$31.3	$34.8
Additions related to tax positions taken in the current period	2.5	6.9	9.4
Additions for tax positions of prior periods	0.4	—	0.4
Exchange effect	0.2	1.2	1.4
Settlements	(2.8)	(23.8)	(26.6)

Closing balance at December 31, 2009	3.8	15.6	19.4
Current	(1.0)	(4.0)	(5.0)

Non-current	$2.8	$11.6	$14.4

All of the $19.4 million of unrecognized tax benefits would impact our effective tax rate if recognized.

As previously disclosed the Company has been in detailed discussions with the United Kingdom tax authorities (“HMRC”) with a view to resolving a number of historic United Kingdom tax issues. Indicative agreement was reached with HMRC in late December

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009, and on January 11, 2010, Innospec Limited (a United Kingdom subsidiary of the Company) and HMRC entered into an agreement settling certain tax positions (the “Agreement”).

The Agreement provided for the payment of £3.9 million ($6.3 million) which was paid on January 21, 2010 and accounts for the settlement of a large proportion of the Company’s unrecognized tax benefit position. The Agreement finalizes all but one outstanding United Kingdom issue between the Company and HMRC, which is the subject of on-going discussions.

The Company is continuing to assess the possible tax implications arising from the anticipated settlement of the United Nations Oil for Food Program (“OFFP”) and the U.S. Foreign Corrupt Practices Act (“FCPA”) investigations and is in discussion with HMRC as to the United Kingdom tax implications. The eventual outcome of these matters and any relevant tax implications, along with the outstanding United Kingdom issue mentioned above, is inherently uncertain and the outcome may have a favorable or adverse material impact on the Company’s results of operations, financial position and cash flows.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at December 31, 2009, the Company’s subsidiaries in France and Germany have concluded their respective tax authority investigations into their respective transfer pricing policies for prior accounting periods without material adjustment.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in other major tax jurisdictions are open to examination including France (2007 onwards), Germany (2005 onwards), Switzerland (2007 onwards) and the United Kingdom (2002 onwards).

The sources of income before income taxes were as follows:

(in millions)	2009	2008	2007
Domestic (U.S.)	$8.3	$10.0	$22.2
Foreign	10.0	8.9	25.6

	$18.3	$18.9	$47.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income tax charges are summarized as follows:

(in millions)	2009	2008	2007
Current:
Federal	$2.0	$5.6	$16.9
Foreign	10.4	1.4	7.7

	$12.4	$7.0	$24.6

Deferred:
Federal	$0.3	$4.5	$(6.4)
Foreign	(0.8)	(5.2)	—

	(0.5)	(0.7)	(6.4)

	$11.9	$6.3	$18.2

Cash payments for income taxes were $8.6 million, $24.6 million and $22.7 million during 2009, 2008 and 2007, respectively.

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusion	23.0	47.6	5.6
Impairment of Octane Additives business goodwill	4.3	7.1	8.9
Foreign tax credit	(18.8)	(21.3)	(73.9)
Pension charge	(8.0)	(18.2)	(1.0)
Foreign tax rate differential	(18.8)	(15.2)	(4.6)
Unrecognized net operating losses	(10.5)	(10.0)	(2.1)
Permanent tax adjustments	5.8	(8.9)	9.8
Amortization	(0.2)	(4.2)	—
Tax charge/(credit) from previous years	65.1	22.0	(14.6)
Net credit from unrecognized tax benefits	(92.1)	—	—
OFFP/FCPA investigations accrual	76.7	—	—
Dividend inclusion	—	—	80.0
Other items and adjustments (net)	3.5	(0.4)	(4.9)

	65.0%	33.5%	38.2%

Significant factors affecting the variation to statutory rate are set out above and include the use of tax losses for which no deferred tax asset was previously recognized and foreign income inclusions net of foreign tax credits. There was a favorable impact arising from a reduction in the Company’s unrecognized tax benefits position partially offset by the tax charges from

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior years following the settlement of various historic United Kingdom tax issues. The $40.2 million accrual for anticipated settlement of the OFFP and FCPA investigations and the $3.7 million charge in respect of the impairment of Octane Additives business goodwill have no cash or taxation impact and hence represent significant factors in the variation from the U.S. federal statutory rate. The mix of taxable profits generated in the different geographical localities in which the Group operates had a positive impact on the effective tax rate in 2009.

Details of deferred tax assets and liabilities are as follows:

(in millions)	2009	2008
Deferred tax assets:
Excess of tax over book basis in property, plant and equipment	$2.4	$2.9
Net operating loss carry forwards	2.0	2.6
Pension liability	35.0	4.1
Stock options	2.8	1.6
Foreign tax credits	4.4	5.4
Other	6.2	8.4

	52.8	25.0
Valuation allowance	(4.4)	(7.3)

Total deferred tax assets	48.4	17.7

Deferred tax liabilities:
Intangible assets	(4.4)	(5.2)
Other	(3.1)	(1.9)
Goodwill amortization	(4.0)	(3.4)

	(11.5)	(10.5)

Total net deferred asset	$36.9	$7.2

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2009	2008	2007
At January 1	$(7.3)	$(8.8)	$(1.0)
Change in foreign tax credits	1.0	1.1	(6.5)
Change in net operating loss carry forwards	1.9	0.4	(1.3)

At December 31	$(4.4)	$(7.3)	$(8.8)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2009, the Company considers it more likely than not that no valuation allowance is required for $2.0 million (2008 – $0.7 million) of its net operating loss carry forwards and that a full valuation allowance is required against its foreign tax credit carry forwards. The net operating loss carry forwards arose in Germany in prior periods as a result of trading losses. It is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved and there is no time limitation to use these losses. Should it be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company has not made provision for deferred tax on unremitted earnings from overseas subsidiaries on the grounds that they will not be remitted as they are required in the entities concerned or will continue to be used to fund further investment into other territories. The amount of unremitted earnings at December 31, 2009 and 2008 was approximately $616 million and $691 million, respectively. Any determination of the potential amount of unrecognized deferred taxes is not practicable due to the complexities associated with the hypothetical calculation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Goodwill

Goodwill comprises the following:

(in millions)	Fuel Specialties	Active Chemicals	Octane Additives	Total
At January 1, 2008
Gross cost	$117.3	$30.4	$526.1	$673.8
Accumulated Octane Additives business goodwill impairment losses	—	—	(223.9)	(223.9)

	117.3	30.4	302.2	449.9
Exchange effect	0.1	—	—	0.1
Impairment of Octane Additives business goodwill	—	—	(3.7)	(3.7)

At December 31, 2008	117.4	30.4	298.5	446.3

Gross cost	117.4	30.4	526.1	673.9
Accumulated Octane Additives business goodwill impairment losses	—	—	(227.6)	(227.6)

	117.4	30.4	298.5	446.3

Accumulated amortization – at January 1 and December 31, 2008	(8.3)	(0.3)	(289.5)	(298.1)

Net book amount – at December 31, 2008	$109.1	$30.1	$9.0	$148.2

At January 1, 2009
Gross cost	$117.4	$30.4	$526.1	$673.9
Accumulated Octane Additives business goodwill impairment losses	—	—	(227.6)	(227.6)

	117.4	30.4	298.5	446.3
Exchange effect	0.4	—	—	0.4
Impairment of Octane Additives business goodwill	—	—	(2.2)	(2.2)

Gross cost – at December 31, 2009	117.8	30.4	296.3	444.5

Gross cost	117.8	30.4	526.1	674.3
Accumulated Octane Additives business goodwill impairment losses	—	—	(229.8)	(229.8)

	117.8	30.4	296.3	444.5

Accumulated amortization – at January 1, 2009	(8.3)	(0.3)	(289.5)	(298.1)
Exchange effect	(0.4)	—	—	(0.4)

Accumulated amortization – at December 31, 2009	(8.7)	(0.3)	(289.5)	(298.5)

Net book amount – at December 31, 2009	$109.1	$30.1	$6.8	$146.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 3.

The Company reviews goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. All of the components in each segment (including products, markets and competitors) have similar economic characteristics and management makes key operating decisions based on the performance of each segment. We therefore believe that business segment level is the appropriate reporting unit level for testing the impairment of goodwill.

To determine the fair value of each of our reporting units we utilize a discounted cash flow methodology based on the forecasted future after-tax cash flows from operations for each since we believe this provides the best approximation of fair value. This methodology requires us to make assumptions and estimates including those in respect of future revenue growth and gross margins, which are based upon our long range plans, and the Company’s weighted average cost of capital. Our long range plans are regularly updated as part of our planning processes and are reviewed and approved by management and our Board of Directors. We assume terminal values for the Fuel Specialties and Active Chemicals reporting units which are added to the present value of the relevant forecasted future cash flows. We assume no terminal value for the Octane Additives reporting unit beyond its estimated future life. The discounted cash flow methodology does not assume a control premium. We use a discount rate equivalent to the Company’s weighted average cost of capital which is estimated by reference to the overall after-tax rate of return required by equity and debt market participants in the Company. We assign assets and liabilities, including deferred income taxes and goodwill, to our reporting units if the asset or liability relates to the operations of that reporting unit and is included in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of our reporting units.

In 2009 some of the assumptions and estimates underpinning our discounted cash flows have been revised as part of our planning processes. The most significant revision was that the Company’s weighted average cost of capital was increased to reflect the changing proportion of debt to equity funding within the business.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as at December 31 each year. At December 31, 2009 we had $109.1 million and $30.1 million of goodwill relating to our Fuel Specialties and Active Chemicals businesses, respectively. At this date we performed annual impairment reviews and concluded that there has been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives business segment is reduced. As a result the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment reviews performed during 2009, 2008 and 2007 impairment charges of $2.2 million, $3.7 million and $12.1 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. There is $6.8 million of goodwill remaining at December 31, 2009 which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012.

The table below presents the impact a change in the following significant assumptions would have had on our impairment charge recognized at December 31, 2009, assuming all other assumptions and factors remained constant:

(in millions)	Change	Approximate increase/(decrease) to impairment charge
		Fuel Specialties	Active Chemicals	Octane Additives
Weighted average cost of capital	+10%	$—	$—	$1.0
Weighted average cost of capital	-10%	—	—	(1.0)
After-tax cash flows	+10%	—	—	(1.5)
After-tax cash flows	-10%	—	—	1.3

We believe that the assumptions used in our annual and quarterly impairment reviews are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.     Intangible Assets

Intangible assets comprise the following:

(in millions)	2009	2008
Gross cost
– Ethyl	$22.1	$22.1
– Veritel	60.6	60.6
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9
– Other	0.2	0.3

	108.9	109.0

Accumulated amortization
– Ethyl	(11.0)	(8.9)
– Veritel	(60.6)	(60.6)
– Technology	(3.9)	(3.2)
– Customer relationships	(8.1)	(6.6)
– Patents	(1.4)	(1.1)
– Other	(0.2)	(0.3)

	(85.2)	(80.7)

	$23.7	$28.3

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements (“TMAs”) to market and sell tetra ethyl lead (“TEL”). In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The TMAs covered the sale of TEL for use in automotive gasoline and aviation gasoline which we disclose within our Octane Additives business segment and our Fuel Specialties business segment, respectively. We allocated the individual components of the intangible asset attributable to TEL for use in automotive gasoline and aviation gasoline by reference to the forecast future income streams and associated cash flows from those markets which Ethyl would have shared in. No residual value was attributed to the intangible asset. Accordingly, commencing April 1, 2007, the amount attributed to the Octane Additives business segment was being amortized straight-line to December 31, 2010 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. Effective October 1, 2008 the Company extended its estimate for the future life of the Octane Additives business from December 31, 2010 to December 31, 2012 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives business segment. An amortization charge of $2.1 million was recognized in 2009 (2008 – $4.7 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Veritel

An intangible asset of $60.6 million was recognized in 2001, and amortized straight-line to December 31, 2007, in relation to amounts payable to Veritel Chemicals BV by our Swiss subsidiary pursuant to a marketing agreement effective July 1, 2001. The asset was fully amortized as at December 31, 2009 and December 31, 2008. No amortization charge was recognized in 2009 or 2008.

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

Both of these assets have an expected life of ten years and are being amortized on a straight-line basis over this period. No residual value is anticipated.

Customer relationships

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC), the Company recognized an intangible asset totaling $7.1 million, $4.2 million of which was in relation to customer lists acquired. This asset has an expected life of thirteen years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Intangible assets were recognized in 2004 in respect of both the Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) ($9.0 million), and Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited) ($2.8 million) acquisitions. These relate to ongoing customer relationships. These have an expected life of ten years and are being amortized on a straight-line basis over that period. No residual value is anticipated.

Patents

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC), the Company recognized an intangible asset of $2.9 million in respect of patents and trademarks. These have an expected life of ten years and are being amortized on a straight-line basis over that period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

The remaining balance relates chiefly to software costs which are amortized over 3 years.

Intangible asset amortization expense was $4.7 million, $7.4 million and $16.9 million in 2009, 2008 and 2007, respectively.

Future amortization expense is estimated to be $4.7 million per annum for the three years to 2012.

Note 10.    Deferred Finance Costs

On February 6, 2009, we entered into a new three-year finance facility. This finance facility replaced the previous finance facility which was in place at December 31, 2008. The refinancing was treated as an extinguishment of the previous debt facility. As a result, $0.5 million of deferred finance costs relating to the previous facility were written off in 2009. In 2009, 2008 and 2007, $3.4 million, $0.7 million and $nil million of refinancing costs were capitalized, respectively. These are amortized over the expected life of the relevant finance facility using the effective interest method.

(in millions)	2009	2008
Gross cost	$3.9	$3.1
Accumulated amortization	(2.0)	(2.6)
Exchange effect	—	—

	$1.9	$0.5

Amortization expense was $2.0 million, $0.5 million and $1.1 million in 2009, 2008 and 2007, respectively. The charge is included in interest expense (see Note 2).

Note 11.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2009	2008
Land	$7.2	$6.8
Buildings	5.3	5.0
Equipment	108.0	97.3
Work in progress	4.3	4.1

	124.8	113.2
Less accumulated depreciation	(74.2)	(59.7)

	$50.6	$53.5

Of the total net book value of equipment at December 31, 2009 and 2008 no amounts are in respect of assets held under capital leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation charges were $11.7 million, $15.1 million and $13.3 million in 2009, 2008 and 2007, respectively.

The estimated additional cost to complete work in progress is $1.7 million (2008 – $1.4 million).

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

Movements in the provisions are summarized as follows:

(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1, 2007	$3.8	$0.3	$23.7	$27.8
Charge for the period	0.5	2.5	1.3	4.3
Expenditure	(2.0)	(2.2)	(1.7)	(5.9)
Exchange effect	0.1	—	0.5	0.6

Total at December 31, 2007	2.4	0.6	23.8	26.8
Due within one year	(1.9)	(0.3)	(2.2)	(4.4)

Balance at December 31, 2007	$0.5	$0.3	$21.6	$22.4

Total at January 1, 2008	$2.4	$0.6	$23.8	$26.8
Charge for the period	0.9	1.2	2.8	4.9
Expenditure	(1.6)	(1.7)	(1.6)	(4.9)
Exchange effect	(0.1)	0.1	0.1	0.1

Total at December 31, 2008	1.6	0.2	25.1	26.9
Due within one year	(1.5)	—	(2.6)	(4.1)

Balance at December 31, 2008	$0.1	$0.2	$22.5	$22.8

Total at January 1, 2009	$1.6	$0.2	$25.1	$26.9
Charge for the period	1.8	1.0	2.0	4.8
Expenditure	(2.1)	(0.2)	(1.5)	(3.8)
Exchange effect	—	—	0.5	0.5

Total at December 31, 2009	1.3	1.0	26.1	28.4
Due within one year	(0.2)	(1.0)	(2.7)	(3.9)

Balance at December 31, 2009	$1.1	$—	$23.4	$24.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $1.8 million was recognized in respect of the separation agreement with the former CEO ($1.3 million), and a reduction in EMEA ($0.3 million) and Americas ($0.2 million) headcount.

Other restructuring

The $1.0 million charge relates to the relocation of a sales, administration and laboratory facility in Edison, New Jersey to our manufacturing base in Spencer, North Carolina ($0.5 million), the dissolution of a non-trading foreign subsidiary ($0.4 million) and United Kingdom site clearance ($0.1 million).

Remediation

Total costs for remediation are evaluated on a regular basis to take account of expenditure incurred and to amend the scope of future activities in the light of findings from projects carried out. A detailed review of the expected future costs of decontamination and remediation at the Ellesmere Port, United Kingdom site was concluded in December 2004. The results were summarized in a discounted cash flow model and the results are reflected herein.

Remediation expenditure against provisions was $1.5 million, $1.6 million and $1.7 million in 2009, 2008, and 2007, respectively.

The remediation provision represents the fair value of the Company’s liability. The accretion expense in 2009 was $1.2 million. This charge was decreased in 2009 by $1.1 million in respect of a change in the Company’s weighted average cost of capital ($1.0 million) and changes in scope of future remediation activities ($0.1 million).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2009	2008
Senior term loan	$50.0	$55.0
Revolving credit	1.0	18.0

	51.0	73.0
Less current portion	(10.0)	(73.0)

	$41.0	$—

On February 6, 2009 we entered into a new three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan is repayable as follows: $10 million is due on February 5, 2010; $15 million on February 7, 2011; and $25 million on February 6, 2012. This finance facility replaced the previous finance facility which was in place at December 31, 2008.

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

In addition, the new facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to December 31, 2009, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The weighted average rate of interest on borrowings was 4.4% at December 31, 2009 and 5.2% at December 31, 2008. Payments of interest on long-term debt were $2.0 million, $3.8 million and $6.4 million in 2009, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net cash outflow in respect of refinancing costs was $3.7 million, $0.4 million and $nil million in 2009, 2008 and 2007, respectively.

No assets held under capital leases were capitalized during 2009 or 2008. No capital repayments were made during 2009 or 2008.

Note 14.    Deferred Income

Deferred income consists of:

(in millions)	2009	2008
Deferred income	$0.9	$0.9
Less: current portion	(0.1)	(0.1)

	$0.8	$0.8

Deferred income relates to $0.8 million of post acquisition government grants received by Innospec Leuna GmbH and $0.1 million of government grants and advance rental payments received by Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited).

Note 15.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2009	2008	2007	2009	2008	2007
At January 1	29,555	29,555	29,555	5,956	5,777	5,749
Exercise of options	—	—	—	(68)	(354)	(786)
Stock purchases	—	—	—	2	533	814

At December 31	29,555	29,555	29,555	5,890	5,956	5,777

At December 31, 2009, the Company had authorized common stock of 40,000,000 shares (December 31, 2008 – 40,000,000). Issued shares at December 31, 2009, were 29,554,500 (December 31, 2008 – 29,554,500) including treasury stock of 5,890,447 shares (December 31, 2008 – 5,956,384).

Note 16.    Fair Value Measurements

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the carrying amount and fair values of the Company’s financial instruments at December 31, 2009 and 2008:

	2009		2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$68.6	$68.6	$13.9	$13.9
Non-financial assets (level 3 measurement):
Goodwill – Octane Additives	6.8	6.8	9.0	9.0
Derivatives (level 1 measurement):
Commodity swaps	1.6	1.6	—	—

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$51.0	$51.0	$73.0	$73.0
Derivatives (all level 1 measurement):
Interest rate swaps	0.4	0.4	0.7	0.7
Foreign exchange contracts	0.3	0.3	12.3	12.3
Commodity swaps	—	—	1.3	1.3

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

Derivatives: The fair value of derivatives relating to interest rate swaps, foreign exchange contracts and commodity swaps are derived from current settlement prices and comparable contracts using current assumptions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets and liabilities measured at fair value on a recurring basis using level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill – Octane Additives
Assets
Balance at January 1, 2009	$9.0
Total gains or losses (realized/unrealized)
Included in earnings	(2.2)
Included in other comprehensive income	—

Balance at December 31, 2009	$6.8

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2009	2008
Balance at January 1	$(2.0)	$(1.0)
Change in fair value	3.2	(1.0)

Balance at December 31	$1.2	$(2.0)

On June 12, 2009, the Company settled interest rate swaps it had entered against $50.0 million of underlying floating rate debt obligations, and entered into $50.0 million of new interest rate swaps which will amortize and mature between February 2010 and February 2012. The new interest rate swaps have been designated as a cash flow hedge against $50.0 million of underlying floating rate debt obligations, that stood at $51.0 million at December 31, 2009, and qualify for hedge accounting as at December 31, 2009.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at December 31, 2009.

The interest rate and commodity hedges were determined to be effective and consequently the unrealized gain of $1.2 million in 2009 (2008 – $2.0 million loss) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2009, 2008 and 2007 and accordingly no gain or loss was recognized in earnings in these periods. The Company expects a net unrealized gain of $1.1 million at December 31, 2009 to be reclassified into earnings in the next 12 months, and the remaining $0.1 million to be classified into earnings in the following 12 months.

Foreign exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts is largely due to changes in exchange rates against the U.S. dollar.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign exchange exposures and raw material cost exposures.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at December 31, 2009 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest rate swap	$12.5 million	1.4435%	February 7, 2011
	$12.5 million	1.4500%	February 7, 2011
	$15.0 million	1.8250%	February 6, 2012
	$10.0 million	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduces from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at December 31, 2009 and 2008 the Company had the following summarized commodity swaps:

	2009		2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 3,101 tonnes			$(1.3)	$(1.3)
Notional quantity – 1,350 tonnes	$1.6	$1.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at December 31, 2009 and December 31, 2008. The impact on the income statement for the last twelve months is summarized below:

(in millions)	Gain/(loss) recognized in OCI on derivative	Location of gain/(loss) reclassified from accumulated OCI into income	Amount of gain/(loss) reclassified from accumulated OCI into income
Interest rate contracts	$0.7	Interest income/(expense)	$(0.4)
Commodity contracts	3.9	Cost of goods sold	(1.0)

	4.6		(1.4)
Taxation	(1.3)	Income taxes	0.4

	$3.3		$(1.0)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 12 months at the date of inception. These foreign currency contracts have not been designated as hedging instruments, and their impact on the income statement in 2009 and 2008 is summarized below:

(in millions)	Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income for the twelve months to December 31, 2009	Amount of gain/(loss) recognized in income for the twelve months to December 31, 2008
Foreign exchange contracts	Other income/(expense)	$12.0	$(12.7)

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Commitments and Contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $2.6 million in 2009, $2.2 million in 2008 and $2.1 million in 2007. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2010	$1.6
2011	1.2
2012	0.9
2013	0.6
2014	0.4
Thereafter	1.8

$6.5

Commitments in respect of environmental remediation obligations are disclosed in Note 12.

Contingencies

United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations

On February 7, 2006, the Securities and Exchange Commission (“SEC”) notified the Company that it had commenced an investigation to determine whether any violations of law had occurred in connection with certain transactions conducted by or involving the Company, including those conducted by its wholly owned indirect Swiss subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), under the OFFP between June 1, 1999 and December 31, 2003. As part of its investigation, the SEC issued a subpoena requiring the production of certain documents, including documents relating to these transactions, by the Company and Alcor. Upon receipt of the SEC’s notification and initial subpoena, the Company undertook a review of its participation in the OFFP.

On October 10, 2007 and November 1, 2007, the SEC served two additional subpoenas on the Company. These additional subpoenas required the production of documents relating both to the OFFP, and also to transactions conducted by the Company or its subsidiaries with state owned or state controlled entities between June 1, 1999 and the date of such subpoenas, concerning the use of foreign agents and the possibility of extra-contractual payments to secure business with foreign governmental entities in the context of the FCPA and other laws. In a coordinated investigation, the Company was also notified by the U.S. Department of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Justice (“DOJ”) regarding the possibility of violations by the Company or its subsidiaries arising under other laws stemming from matters covered by the SEC investigation as well as certain preliminary inquiries regarding compliance with anti-trust laws applicable to the U.S. and international tetra ethyl lead markets. The subjects into which the SEC and DOJ have inquired include areas that concern certain former and current executives of the Company, including our former CEO, who resigned on March 20, 2009. The Company, and its officers and directors are cooperating with the SEC and DOJ investigations.

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

On July 31, 2009, the DOJ issued a press release in which it disclosed the arrest of an individual and the unsealing of an August 7, 2008 indictment in the U.S. District Court for the District of Columbia against the individual for certain FCPA violations relating to his alleged participation in an eight-year conspiracy to defraud the OFFP and to bribe Iraqi government officials on behalf of a publicly traded U.S. chemical company in connection with the sale of a chemical additive used in the refining of leaded fuel. This individual is the Company’s former agent for Iraq and certain other markets and the Company understands the indictment to relate to the matters that are the subject of the OFFP and FCPA investigations of the Company.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The outcome of these investigations remains uncertain to the Company. Discussions with the SEC, DOJ and SFO are ongoing in an effort to resolve these investigations, including discussions with a view to settlement. The amount of any final settlement, including the final amount of probable disgorgement, penalties and/or fines that we may be subject to, has yet to be conclusively determined. The amount of any disgorgements, penalties and/or fines that the Company could face depends on a number of eventual factors which have yet to be finally resolved with the relevant government authorities, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay, and the level of cooperation provided to government authorities during the investigations. As previously disclosed, for accounting purposes, based on a potential settlement range of $18.3 million to $63.4 million in connection with the ongoing discussions with government authorities, we recorded in the third quarter of 2009 an $18.3 million accrual for potential global settlement of these investigations as required under U.S. GAAP. In the fourth quarter of 2009, we similarly recorded an additional accrual of $21.9 million for anticipated global settlement of this matter, bringing total accruals to $40.2 million, based on our assessment for accounting purposes of the best estimate within an anticipated settlement range of $28.8 million to $40.2 million. As these accruals are estimates, there is no assurance that final settlement amount will correspond to the accrued amounts.

Because of the uncertainties associated with the ultimate outcome of these investigations and the costs to the Company of responding and participating in them, no assurance can be given that the ultimate costs incurred and sanctions that may be imposed will not have a material adverse impact on the Company’s results of operations, financial position and cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Company’s commitment to cooperate and comply with the OFFP and FCPA investigations the Company has accrued and spent the following amounts in respect of estimated probable future legal and other professional expenses:

(in millions)	Accrued	Spent	Provision remaining at year end
Year ended December 31, 2006	$1.2	$(0.8)	$0.4
Year ended December 31, 2007	4.6	(1.3)	3.7
Year ended December 31, 2008	15.5	(15.8)	3.4
Year ended December 31, 2009	12.9	(13.6)	$2.7

	$34.2	$(31.5)

These accruals have been made on the basis of the Company’s current best estimate, working in consultation with the committee of the Board of Directors, external legal counsel to the Company and its other professional advisors. Should any underlying assumptions prove incorrect or should any of the DOJ, SEC and/or the SFO alter the scope of the investigations, then the actual costs incurred by the Company could differ materially from current estimates. The Company continues to keep the amount of such accrual provisions under review.

Voluntary disclosure of possible violations of the Cuban Assets Control Regulations to the Office of Foreign Assets Control and other matters

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the voluntary disclosure made in relation to the Bycosin disposal, and as referred to in the Company’s disclosure relating to the investigations into its involvement in the OFFP and FCPA matters, OFAC is inquiring into business the Company may have conducted in countries in respect of which there are U.S. laws and regulations that restrict trade. The Company and its officers and directors intend to continue to cooperate with OFAC.

If the Company or its subsidiaries (current or former) were found not to have complied with the CACR, or other U.S. laws or regulations that restrict trade with certain countries, the Company believes that it could be subject to fines or other civil or criminal penalties which could be material.

Other Legal Matters

Except as disclosed elsewhere in this Form 10-K we are not involved in any other administrative or judicial proceedings arising under provisions enacted that regulate the discharge of materials into the environment or enacted for the purpose of protecting the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environment involving a governmental authority as a party, which involves potential monetary sanctions which the Company reasonably believes will result in monetary sanctions of more than $100,000.

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims. There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses.

Whilst it is not possible to predict with certainty the outcome of any legal proceedings, it is our opinion based on our current knowledge that we will not suffer any material adverse effect on our results of operations, financial position or cash flows as a result of any actual or threatened litigation.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2009, such contingent liabilities amounted to $7.9 million.

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

Indemnities and Warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($5.8 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Profit on Disposal

(in millions)	2009	2008	2007
Profit on disposal of surplus U.S. real estate	$—	$0.4	$—

	$—	$0.4	$—

The profit on disposal of the surplus U.S. real estate relates to the sale in May 2008 of the Company’s former manufacturing site in Elmwood Park, New Jersey.

Note 20.     Other Balance Sheet Information

The Company holds no unconsolidated investments.

In 2007 the Company sold its 27.5% share of PotatoPak Limited for $0.1 million generating a profit of $0.1 million.

All of the previously held unconsolidated affiliates were privately held companies and as such quoted market prices were not available. No dividends were received during 2009, 2008 and 2007.

Note 21.     Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. The Company adopted ASU 2009-05 for the quarter ended December 31, 2009, and adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FAS 168, the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification does not change or alter existing GAAP and accordingly there was no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855 – Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 for the quarter ended June 30, 2009, and adoption did not have a material impact on our consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the FASB issued additional guidance, which resides under ASC 715, Compensation – Retirement Benefits, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosure of investment allocation methodologies and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets in order to provide users with an understanding of significant concentrations of risk in plan assets. The Company adopted ASC 715 for the quarter ended December 31, 2009, and adoption did not have a material impact on our consolidated financial statements since it requires additional disclosure only.

Note 22.     Subsequent Events

The Company has evaluated subsequent events up to and including February 19, 2010, which is the date the financial statements were issued, and has concluded that no additional disclosures are required in relation to events subsequent to the balance sheet date.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in the Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

Information under the headings “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” set out in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 (“the Proxy Statement”) is incorporated herein by reference.

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

The information under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

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

The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 1,790,000.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Transactions with Executives, Officers, Directors and Others”, “Corporate Governance” and “Certain Other Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is contained in the Audit Committee Report under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information with respect to the Audit Committee’s pre-approval policies and procedures is contained in the Audit Committee Report under the heading “Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 19, 2010, appear on pages 53 through 102 of the 2009 Form 10-K to stockholders, are incorporated in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

2.1	Transfer and Distribution Agreement, dated as of April 24, 1998, between Great Lakes Chemical Corporation (“GLCC”) and the Registrant. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-laws of the Registrant. (1)

4.1	Form of Common Stock Certificate. (2)

4.2	Form of Certificate of Designations, Rights and Preferences of Series A Junior Participating Preferred Stock of the Registrant. (2)

4.3	Registration Rights Agreement dated as of April 30, 1998 among the Registrant, Octel Developments PLC and the initial purchasers. (1)

4.4	Purchase Agreement dated as of April 30, 1998 among the Initial Purchasers, Octel Developments PLC and the Registrant. (4)

4.5	Share purchase agreement between OBOAdler Holdings Limited and The Associated Octel Company Limited relating to the sale and purchase of the whole of the issued share capital of OBOAdler Company Limited, dated June 1, 1999. (5)

4.6	Rights Agreement dated June 12, 2009. (20)

10.1	Employment offer letter from The Associated Octel Company Limited to Philip J Boon, (7) and Executive Service Agreement dated June 1, 2009. (19)

10.2	Contract of Employment, Ian McRobbie. (8)

10.3	Contract of Employment, Dr. Catherine Hessner. (11)

10.4	Business and Asset Purchase Agreement, dated November 15, 2004, between Bycosin AB, Håkan Byström and others, and Octel Petroleum Specialties Limited. (10)

10.5	Supply Agreement, dated November 15, 2004, between Bycosin AB and Pesdo Swedcap Holdings AB. (10)

10.6	Contract of Employment, Paul W. Jennings, dated September 21, 2005, (12) and Separation Agreement dated March 20, 2009. (17)

10.7	Contract of Employment, Patrick Williams, dated October 11, 2005, (13) and Executive Service Agreement dated April 2, 2009. (18)

10.8	Contract of Employment, Ian Cleminson, dated June 30, 2006. (14)

10.9	Innospec Inc. Performance Related Stock Option Plan 2008. (15)

10.10	Innospec Inc. Company Share Option Plan 2008. (15)

10.11	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008. (15)

10.12	Innospec Inc. Sharesave Plan 2008. (15)

10.13	U.S. $150,000,000 three year Facilities Agreement dated February 6, 2009 with Lloyds TSB plc as agent, Company term loan facility of $50,000,000 and revolving loan of $100,000,000. (16)

10.14	Contract of Employment, David E. Williams, dated September 17, 2009. (21)

12.1	Statement Regarding Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics. (9)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney of Directors and Officers of the Registrant. (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-12B/A.

(2)	Incorporated by reference to the Company’s Form 10-12B/A previously filed on April 10, 1998.

(3)	Incorporated by reference to the Company’s amendment dated May 4, 1998 to a previously filed Form 10-12B/A.

(4)	Incorporated by reference to the Company’s Form S-4 previously filed on October 1, 1998.

(5)	Filed with the Company’s Form 8-K on November 12, 1999.

(6)	Filed with the Company’s Form 8-K on March 3, 2008.

(7)	Filed with the Company’s Form 10-K on March 26, 2001.

(8)	Filed with the Company’s Form 10-K on March 28, 2003.

(9)	Filed with the Company’s Proxy Statement on March 15, 2004.

(10)	Filed with the Company’s Form 8-K on November 19, 2004.

(11)	Filed with the Company’s Form 10-K on March 31, 2005.

(12)	Filed with the Company’s Form 8-K on September 27, 2005.

(13)	Filed with the Company’s Form 8-K on October 12, 2005.

(14)	Filed with the Company’s Form 8-K on June 30, 2006.

(15)	Filed with the Company’s Proxy Statement on March 31, 2008.

(16)	Filed with the Company’s 8-K on February 10, 2009.

(17)	Filed with the Company’s 8-K on March 24, 2009.

(18)	Filed with the Company’s 8-K on April 3, 2009.

(19)	Filed with the Company’s 8-K on May 27, 2009.

(20)	Filed with the Company’s 8-K on June 12, 2009.

(21)	Filed with the Company’s 8-K on September 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ Patrick S. Williams
(Registrant)		PATRICK S. WILLIAMS
Date:		President and Chief Executive Officer
February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 19, 2010:

/s/ Robert E. Bew Dr Robert E. Bew	Chairman and Director

/s/ Ian P. Cleminson Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ Mark A. Bracewell Mark A. Bracewell	Group Financial Controller (Principal Accounting Officer)

/s/ Hugh G. C. Aldous Hugh Aldous	Director

/s/ Martin M. Hale Martin M. Hale	Director

/s/ Robert I. Paller Robert I. Paller	Director

/s/ James M. C. Puckridge James Puckridge	Director

/s/ Joachim Roeser Joachim Roeser	Director