Form 10-Q
period 2010-03-31
INNOSPEC INC.
filed 2010-05-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2010
Common Stock, par value $0.01	23,761,348

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects”, “anticipates”, “may”, “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions, including in respect of the general business environment, regulatory actions or changes. If the risks or uncertainties materialize or assumptions prove incorrect or change, our actual performance or results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to carefully review and consider the cautionary statements and other disclosures made in those filings, specifically those under the heading “Risk Factors”. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions except share and per share data)	2010	2009
Net sales (Note 2)	$163.5	$148.1
Cost of goods sold	(111.3)	(97.9)

Gross profit (Note 2)	52.2	50.2
Operating expenses
Selling, general and administrative	(26.9)	(25.7)
Research and development	(4.0)	(3.2)
Restructuring charge	(8.2)	(1.3)
Amortization of intangible assets (Note 4)	(1.2)	(1.2)
Impairment of Octane Additives business goodwill (Note 5)	(0.6)	(0.6)

	(40.9)	(32.0)

Operating income (Note 2)	11.3	18.2
Other net expense	(0.1)	(7.1)
Interest expense	(1.3)	(1.7)
Interest income	0.1	0.1

Income before income taxes	10.0	9.5
Income taxes (Note 6)	(2.6)	(3.1)

Net income	$7.4	$6.4

Earnings per share (Note 7):
Basic	$0.31	$0.27

Diluted	$0.30	$0.26

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,682	23,603

Diluted	24,883	24,564

Dividend declared per common share:	$—	$0.05

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31 2010	December 31 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$64.2	$68.6
Short term investments	3.3	—
Accounts receivable (less allowance of $2.6 and $2.3, respectively)	90.3	89.8
Inventories
Finished goods	75.6	81.5
Work in progress	1.8	1.5
Raw materials	40.7	37.6

Total inventories	118.1	120.6
Prepaid expenses	3.7	3.9
Prepaid income taxes	1.6	—

Total current assets	281.2	282.9
Property, plant and equipment	122.2	124.8
Less accumulated depreciation	(74.1)	(74.2)

Net property, plant and equipment	48.1	50.6
Goodwill—Octane Additives (Note 5)	6.2	6.8
Goodwill—Other (Note 5)	139.1	139.2
Intangible assets (Note 4)	22.5	23.7
Deferred finance costs	1.6	1.9
Deferred income taxes	37.6	36.9
Other non-current assets	0.9	1.1

Total assets	$537.2	$543.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	March 31 2010	December 31 2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$46.7	$50.2
Current portion of accrued liabilities	72.9	104.4
Accrued income taxes	—	6.3
Short-term borrowing (Note 9)	15.0	10.0
Current portion of plant closure provisions (Note 10)	4.3	3.9
Current portion of unrecognized tax benefits (Note 6)	9.9	5.0
Current portion of deferred income	0.4	0.1

Total current liabilities	149.2	179.9
Accrued liabilities, net of current portion	22.2	—
Long-term debt, net of current portion (Note 9)	30.0	41.0
Plant closure provisions, net of current portion (Note 10)	23.9	24.5
Unrecognized tax benefits, net of current portion (Note 6)	11.6	14.4
Pension liability (Note 3)	134.6	124.2
Other non-current liabilities	2.1	0.7
Deferred income, net of current portion	0.5	0.8
Commitments and contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	285.9	285.8
Treasury stock (5,793,152 and 5,890,447 shares at cost, respectively)	(63.1)	(64.2)
Retained earnings	144.2	136.8
Accumulated other comprehensive loss	(204.2)	(201.1)

Total stockholders’ equity	163.1	157.6

Total liabilities and stockholders’ equity	$537.2	$543.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2010	2009
Cash Flows from Operating Activities
Net income	$7.4	$6.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.9	4.8
Impairment of Octane Additives business goodwill (Note 5)	0.6	0.6
Deferred income taxes	(0.6)	(2.9)
Changes in working capital:
Accounts receivable and prepaid expenses	(1.5)	9.8
Inventories	1.6	8.2
Accounts payable and accrued liabilities	(9.3)	(2.5)
Income taxes and other current liabilities	(7.7)	4.5
Movement on plant closure provisions	—	1.2
Movement on pension liability	10.4	0.1
Stock option compensation charge/(credit)	0.9	(1.3)
Movement on other non-current assets and liabilities	2.7	(1.6)

Net cash provided by operating activities	8.4	27.3
Cash Flows from Investing Activities
Capital expenditures	(1.4)	(2.1)
Purchase of short term investments	(3.3)	—

Net cash (used in) investing activities	(4.7)	(2.1)
Cash Flows from Financing Activities
Net receipt of revolving credit facility	4.0	5.0
Repayment of term loan	(10.0)	(55.0)
Receipt of term loan	—	50.0
Refinancing costs	—	(3.6)
Repurchase of common stock	(0.1)	—

Net cash (used in) financing activities	(6.1)	(3.6)
Effect of exchange rate changes on cash	(2.0)	—

Net change in cash and cash equivalents	(4.4)	21.6
Cash and cash equivalents at beginning of period	68.6	13.9

Cash and cash equivalents at end of period	$64.2	$35.5

Amortization of deferred finance costs of $0.3m (2009—$0.5m) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6
Net income	—	—	—	7.4	—	7.4
Derivatives (1)	—	—	—	—	(0.5)	(0.5)
Net CTA change (2)	—	—	—	—	(2.6)	(2.6)
Treasury stock re-issued	—	(0.8)	1.1	—	—	0.3
Stock option compensation charge	—	0.9	—	—	—	0.9
Amortization of net actuarial losses, net of tax	—	—	—	(1.0)	1.0	—

Balance at March 31, 2010	$0.3	$285.9	$(63.1)	$143.2	$(203.2)	$163.1

(1)	Changes in unrealized losses on derivative instruments, net of tax.
(2)	Changes in cumulative translation adjustment.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	2010	2009
Net income for the period	$7.4	$6.4
Changes in cumulative translation adjustment	(2.6)	(1.5)
Changes in unrealized (losses)/gains on derivative instruments, net of tax of $0.3 million and $(0.4) million, respectively	(0.5)	1.1
Amortization of net actuarial losses, net of tax of $0.4 million and $nil, respectively	1.0	—

Total comprehensive income	$5.3	$6.0

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 19, 2010.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation”, “Company”, “Registrant”, “we”, “us” and “our”, unless otherwise indicated or the context otherwise requires, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”).

NOTE 2—SEGMENTAL REPORTING

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities albeit their end customers are different. The Octane Additives business has been characterized by substantial declining demand.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2010	2009
Net sales
Fuel Specialties	$112.8	$113.5
Active Chemicals	37.4	29.3
Octane Additives	13.3	5.3

	$163.5	$148.1

Gross profit
Fuel Specialties	$38.0	$42.4
Active Chemicals	8.2	5.1
Octane Additives	6.0	2.7

	$52.2	$50.2

Operating income
Fuel Specialties	$22.1	$27.2
Active Chemicals	4.1	1.2
Octane Additives	6.7	(5.8)
Pension charge	(3.8)	(1.5)
Corporate costs	(9.0)	(1.0)

	20.1	20.1
Restructuring charge	(8.2)	(1.3)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)

Total operating income	11.3	18.2
Other net expense	(0.1)	(7.1)
Interest expense	(1.3)	(1.7)
Interest income	0.1	0.1

Income before income taxes	$10.0	$9.5

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2010	2009
Depreciation
Fuel Specialties	$0.6	$0.6
Active Chemicals	1.2	1.2
Octane Additives	0.2	0.5
Corporate	0.4	0.8

	$2.4	$3.1

Amortization
Fuel Specialties	$0.6	$0.6
Active Chemicals	0.3	0.3
Octane Additives	0.3	0.3

	$1.2	$1.2

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended March 31
(in millions)	2010	2009
Service cost	$(1.0)	$(0.9)
Interest cost on projected benefit obligation	(10.6)	(8.9)
Expected return on plan assets	9.2	8.3
Amortization of net actuarial losses	(1.4)	—

	$(3.8)	$(1.5)

The Company has announced closure of the Plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment charge of $8.2 million in the quarter. The Company has been in negotiations with the trustees to fund the Plan deficit, and expects its annual cash contribution to pension plans to increase from approximately $10 million to $20 million.

At March 31, 2010, the Company has a pension liability of $134.6 million recorded in its balance sheet.

NOTE 4—INTANGIBLE ASSETS

	Three Months Ended March 31
(in millions)	2010	2009
Gross cost at January 1 and March 31	$108.9	$109.0

Accumulated amortization at January 1	(85.2)	(80.7)
Amortization charge	(1.2)	(1.2)

Accumulated amortization at March 31	(86.4)	(81.9)

Net book amount at March 31	$22.5	$27.1

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead. In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $0.5 million was recognized in the first quarter of 2010 (2009—$0.5 million).

Others

The remaining intangible assets of $86.8 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited), Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) and Veritel Chemicals BV. These assets are being amortized straight-line over periods of up to 13 years with the exception of the Veritel asset which was fully amortized as at December 31, 2007. An amortization charge of $0.7 million was recognized in the first quarter of 2010 (2009—$0.7 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL

	Three Months Ended March 31
(in millions)	2010	2009
At January 1
Gross cost	$674.3	$673.9
Accumulated Octane Additives business goodwill impairment losses	(229.8)	(227.6)

	444.5	446.3
Impairment of Octane Additives business goodwill	(0.6)	(0.6)
Exchange effect	(0.1)	0.3

At March 31	$443.8	$446.0

Gross cost	$674.2	$674.2
Accumulated Octane Additives business goodwill impairment losses	(230.4)	(228.2)

	443.8	446.0

Accumulated amortization at January 1	(298.5)	(298.1)
Exchange effect	—	(0.3)

Accumulated amortization at March 31	(298.5)	(298.4)

Net book amount at March 31	$145.3	$147.6

Octane Additives business goodwill	$6.2	$8.4
Other	139.1	139.2

	$145.3	$147.6

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TAXATION

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2010	$3.8	$15.6	$19.4
Additions for tax positions of prior periods	0.1	2.0	2.1

Closing balance at March 31, 2010	3.9	17.6	21.5
Current	(2.5)	(7.4)	(9.9)

Non-current	$1.4	$10.2	$11.6

All of the $21.5 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

On January 11, 2010, Innospec Limited (a United Kingdom subsidiary of the Company) and the United Kingdom tax authorities (“HMRC”) entered into an agreement settling certain tax positions (“the Agreement”). The Agreement provided for the payment of £3.9 million ($6.3 million) which was paid on January 21, 2010. The Agreement finalizes all but one outstanding United Kingdom issue between the Company and HMRC, which is the subject of on-going discussions.

As previously disclosed, the Company is continuing to assess the possible tax implications arising from the settlement of the United Nations Oil for Food Program (“OFFP”) and the U.S. Foreign Corrupt Practices Act (“FCPA”) investigations. Following a review of the settlement documents, and the composition of the related accruals, the Company determined in the first quarter of 2010 that an element of the accruals should be tax deductible whereas previously it had assumed none of the $42.7 million settlement accruals would be tax deductible. However, since the tax deductibility could be disputed, a $2.0 million addition to unrecognized tax benefits was recognized in the first quarter of 2010. The eventual outcome of these matters and any relevant tax implications, along with the outstanding United Kingdom issue mentioned above, is inherently uncertain and the outcome may have a favorable or adverse material impact on the Company’s results of operations, financial position and cash flows.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at March 31, 2010, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states. The Company does not anticipate that adjustments arising out of these state tax audits would result in a material change to its financial position as at March 31, 2010.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in other foreign tax jurisdictions are open to examination including France (2007 onwards), Germany (2005 onwards), Switzerland (2007 onwards) and the United Kingdom (2007 onwards).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2010	2009

Numerator (millions of dollars):
Net income available to common stockholders	$7.4	$6.4

Denominator (in thousands):
Weighted average common shares outstanding	23,682	23,603
Dilutive effect of stock options and awards	1,201	961

Denominator for diluted earnings per share	24,883	24,564

Net income per share, basic:	$0.31	$0.27

Net income per share, diluted:	$0.30	$0.26

In the quarter ended March 31, 2010 and 2009, respectively, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 66,054 and 213,486, respectively.

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At March 31, 2010, the Company had authorized common stock of 40,000,000 shares (December 31, 2009—40,000,000). Issued shares at March 31, 2010, were 29,554,500 (December 31, 2009—29,554,500) and treasury stock amounted to 5,793,152 shares (December 31, 2009—5,890,447).

The Company has five active stock option plans, two of which provide for grant of stock options to key employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis. A fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have vesting periods ranging from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 1,790,000.

The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2010	2009
Dividend yield	1.0%	2.5%
Expected life	5 years	5 years
Volatility	82.3%	76.5%
Risk free interest rate	1.36%	1.24%

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the first quarter ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2010	1,159,885	$2.45
Grants—at discount	186,016	$—	$8.08
Grants—at market value	59,845	$10.38	$7.04
Exercised	(109,740)	$0.08
Forfeitures	(52,862)	$—

Outstanding at March 31, 2010	1,243,144	$2.79

The following table summarizes information about options outstanding at March 31, 2010:

Range of Exercise Price	Number outstanding at March 31, 2010	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and fully vested at March 31, 2010	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	1,040,739	8.76	$0.66	76,430	5.25	$0.62
$ 5 - $10	76,506	4.71	$9.11	76,506	4.71	$9.11
$10 - $15	61,145	9.77	$10.40	1,300	4.12	$11.50
$20 - $25	45,112	7.91	$20.31	—	—	$—
$25 - $30	19,642	6.90	$27.09	19,642	6.90	$27.09

	1,243,144			173,878

The aggregate intrinsic value of fully vested stock options is $1.5 million. Of the 173,878 stock options that are exercisable, 16,740 have performance conditions attached. The total compensation cost for the first quarter of 2010 was $0.9 million (2009—$1.3 million gain, of which $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO). The total compensation cost related to nonvested stock options not yet recognized at March 31, 2010 is $4.6 million and this cost is expected to be recognized over the weighted-average period of 2.35 years.

No stock options awards have been modified in 2010. On February 13, 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Additional compensation cost of $0.2 million is required to be recognized for these modified stock options in the period February 13, 2009 to February 13, 2011.

The total intrinsic value of options exercised in the first quarter of 2010 was $nil (2009—$0.2 million). The amount of cash received from the exercise of stock option awards in the first quarter of 2010 was $nil (2009—$nil). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first quarter of 2010 the new total fair value of shares vested was $4.2 million (2009—$1.1 million).

The total options vested in the first quarter of 2010 were 164,298 (2009—166,848).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An additional long term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2009—$8 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A compensation charge of $nil was recognized in the first quarter of 2010 resulting in a liability of $0.2 million at March 31, 2010 (2009—$0.1 million credit to the compensation charge and no corresponding liability).

The following assumptions were used in the Monte Carlo model:

	2010	2009
Dividend yield	0.9%	2.7%
Volatility	85.1%	77.1%
Risk free interest rate	1.65%	1.15%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	March 31 2010	December 31 2009
Senior term loan	$40.0	$50.0
Revolving credit	5.0	1.0

	45.0	51.0
Less current portion	(15.0)	(10.0)

	$30.0	$41.0

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. On February 5, 2010, $10 million of the term loan was repaid in accordance with the repayment schedule. The remaining balance on the term loan is repayable as follows: $15 million on February 7, 2011 and $25 million on February 6, 2012.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shall not be less than 4.0:1. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to March 31, 2010, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The following table presents the projected annual maturities for the next four years after March 31, 2010:

(in millions)	Term loan	Revolving credit facility	Total
2011	$15.0	$—	$15.0
2012	25.0	5.0	30.0

	$40.0	$5.0	$45.0

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

Movements in the provisions are summarized as follows:

	Q1 YTD 2010				Q1 YTD 2009 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$1.3	$1.0	$26.1	$28.4	$26.9
Charge for the period	—	—	0.5	0.5	1.8
Expenditure	—	—	(0.5)	(0.5)	(0.6)
Exchange effect	—	(0.1)	(0.1)	(0.2)	(0.1)

Total at March 31	1.3	0.9	26.0	28.2	28.0
Due within one year	(0.3)	(0.9)	(3.1)	(4.3)	(5.3)

Balance at March 31	$1.0	$—	$22.9	$23.9	$22.7

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first quarter of 2010 was $0.5 million.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the quarter ended March 31, 2010, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Level 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Non-derivatives:
Cash and cash equivalents	$65.0	$65.0	$68.6	$68.6
Short term investments	2.5	2.5	—	—
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	6.2	6.2	6.8	6.8
Derivatives (Level 1 measurement):
Commodity swaps	0.9	0.9	1.6	1.6

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$45.0	$45.0	$51.0	$51.0
Derivatives (all Level 1 measurement):
Interest rate swaps	0.5	0.5	0.4	0.4
Foreign currency forward exchange contracts	1.4	1.4	0.3	0.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2010	$6.8
Total gains or losses (realized/unrealized):
Included in earnings	(0.6)
Included in other comprehensive income	—

Balance at March 31, 2010	$6.2

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2010	2009
Balance at January 1	$1.2	$(2.0)
Change in fair value	(0.8)	1.5

Balance at March 31	$0.4	$(0.5)

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012. The interest rate swaps have been designated as a cash flow hedge against $40.0 million of underlying floating rate debt obligations, that stood at $45.0 million at March 31, 2010, and qualify for hedge accounting as at March 31, 2010 and December 31, 2009.

The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at March 31, 2010 and December 31, 2009.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $0.4 million at March 31, 2010 (2009—net unrealized loss of $0.5 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the quarter ended March 31, 2010, and year ended December 31, 2009, and accordingly no gain or loss was recognized in earnings in either period. The Company expects all of the net unrealized gain of $0.4 million at March 31, 2010 to be reclassified into earnings in the next 12 months.

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

NOTE 12—DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency rate and raw material cost exposures.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at March 31, 2010 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest rate swap	$7.5	1.4435%	February 7, 2011
	$7.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduced from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at March 31, 2010 and December 31, 2009 the Company had the following summarized commodity swaps:

	March 31, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—1,350 tonnes			$1.6	$1.6
Notional quantity—950 tonnes	$0.9	$0.9

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at March 31, 2010 and December 31, 2009. The impact on the income statement for the first quarter of 2010 is summarized below:

(in millions)	Gain/(loss) recognized in OCI on derivative	Location of gain/(loss) reclassified from accumulated OCI into income	Amount of gain/(loss) reclassified from accumulated OCI into income
Interest rate contracts	$0.3	Interest income/(expense)	$(0.2)
Commodity contracts	0.2	Cost of goods sold	0.5

	0.5		0.3
Taxation	(0.2)	Income taxes	(0.1)

	$0.3		$0.2

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 3 years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the quarter to March 31, 2010 is summarized below:

(in millions)	Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income for the three months to March 31, 2010
Foreign currency forward exchange contracts	Other income/(expense)	$(1.1)

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

Resolution of the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations and U.S. Cuban Assets Control Regulations (“CACR”) matters

As we have previously disclosed, the Company has been the subject of investigations by U.S. and United Kingdom government authorities into legacy transactions conducted by the Company and its subsidiaries in potential violation of the OFFP, the FCPA, the CACR and United Kingdom anti-corruption laws. The Company and its officers and directors fully cooperated during the investigations with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice (“DOJ”), the U.S. Office of Foreign Assets Control (“OFAC”) and the United Kingdom Serious Fraud Office (“SFO”) (collectively, “Government Authorities”).

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years as follows:

(in millions)	Due within one year	Due after one year	Total
DOJ—fixed	$4.1	$3.6	$7.7
DOJ—contingent on future trading	3.0	3.4	6.4

	7.1	7.0	14.1
SEC	5.8	5.4	11.2
OFAC	1.2	1.0	2.2
SFO	5.6	7.1	12.7

	19.7	20.5	40.2
Less discounting to net present value	—	(0.9)	(0.9)
Compliance monitor expenses	1.3	2.6	3.9

	$21.0	$22.2	$43.2

For accounting purposes only we are required under U.S. GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $1.7 million remaining as at March 31, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other legal matters

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

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims. There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations for a particular year or quarter.

Whilst it is not possible to predict with certainty the outcome of any legal proceedings, it is our opinion based on our current knowledge that we will not suffer any material adverse effect on our results of operations, financial position or cash flows as a result of any actual or threatened litigation.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2010, such contingent liabilities amounted to $6.1 million.

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

Indemnities and warranties

In connection with the disposal of Octel Waste Management Limited on June 26, 2003, the Company provided certain warranties. The Company would be required to perform should the contingent liabilities in respect of the warranties become actual and could be required to make maximum future payments of £3.59 million ($5.4 million). There are no recourse provisions enabling recovery of any amounts from third parties nor are any assets held as collateral in respect of the warranties.

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU amends ASC Subtopic 820-10 to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. ASU 2010-06 further requires additional disclosures about valuation techniques and inputs

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 for the quarter ending March 31, 2010 and adoption did not have a material impact on its consolidated financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 2010

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and deferred tax asset valuation allowance and uncertain income tax positions. These policies have been discussed in the Company’s 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

	Three Months Ended March 31
(in millions)	2010	2009
Net sales
Fuel Specialties	$112.8	$113.5
Active Chemicals	37.4	29.3
Octane Additives	13.3	5.3

	$163.5	$148.1

Gross profit
Fuel Specialties	$38.0	$42.4
Active Chemicals	8.2	5.1
Octane Additives	6.0	2.7

	$52.2	$50.2

Operating income
Fuel Specialties	$22.1	$27.2
Active Chemicals	4.1	1.2
Octane Additives	6.7	(5.8)
Pension charge	(3.8)	(1.5)
Corporate costs	(9.0)	(1.0)

	20.1	20.1
Restructuring charge	(8.2)	(1.3)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)

Total operating income	11.3	18.2
Other net expense	(0.1)	(7.1)
Interest expense	(1.3)	(1.7)
Interest income	0.1	0.1

Income before income taxes	$10.0	$9.5

Three months to March 31, 2010:

(in millions except ratios)	2010	2009	Change
Net sales:
Fuel Specialties	$112.8	$113.5	$(0.7)	-1%
Active Chemicals	37.4	29.3	8.1	+28%
Octane Additives	13.3	5.3	8.0	+151%

	$163.5	$148.1	$15.4	+10%

Gross profit:
Fuel Specialties	$38.0	$42.4	$(4.4)	-10%
Active Chemicals	8.2	5.1	3.1	+61%
Octane Additives	6.0	2.7	3.3	+122%

	$52.2	$50.2	$2.0	+4%

Gross margin (%)
Fuel Specialties	33.7	37.4	-3.7
Active Chemicals	21.9	17.4	+4.5
Octane Additives	45.1	50.9	-5.8
Aggregate	31.9	33.9	-2.0

Operating expenses:
Fuel Specialties	$(15.3)	$(14.6)	$(0.7)	+5%
Active Chemicals	(3.8)	(3.6)	(0.2)	+6%
Octane Additives	1.0	(8.2)	9.2	n/a
Pension charge	(3.8)	(1.5)	(2.3)	+153%
Corporate costs	(9.0)	(1.0)	(8.0)	+800%

	$(30.9)	$(28.9)	$(2.0)	+7%

Fuel Specialties

Net sales: the year on year decrease of 1% was spread across the markets in which we operate as follows— the Americas (down 12%), EMEA (up 1%), ASPAC (up 33%) and Avtel (up 40%). This reduction in revenue was due to a poorer price and product mix (down 9 percentage points), offset by improved volumes (up 5 percentage points) and the favorable impact of exchange rates (up 3 percentage points).

•

Americas net sales were adversely impacted by price and product mix (down 10 percentage points), due to lower pricing from earlier raw material cost declines, and lower volumes (down 2 percentage points).

•

EMEA benefited from the favorable impact of exchange rates (up 8 percentage points), and increased volumes into the refinery additives and light heating oil markets (up 7 percentage points), offset by reduction in price and product mix (down 14 percentage points) due to lower pricing from earlier raw material cost declines.

•

ASPAC saw year on year volumes increase by 34 percentage points, assisted by the favorable impact of exchange rates (up 1 percentage point), offset by price and product mix (down 2 percentage points). Growth was focused in refinery additives and diesel detergents.

•	Avtel revenues increased due to a richer price and product mix (up 24 percentage points) and volumes (up 16 percentage points) due to the timing of shipments.

Gross margin: the year on year decrease of 3.7 percentage points is a reflection of the strong comparative period in 2009 where pricing was held relatively firm as raw material costs declined. In addition, there has been some competitive pressure on margins as raw material costs have begun to rise in the quarter.

Operating expenses: operating expenses increased by 5% due to the adverse impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the year on year increase of 28% was spread across the markets in which we operate as follows—the Americas (up 15%), EMEA (up 36%) and ASPAC (up 42%). This increase in revenues was due to higher volumes (up 11 percentage points), improved pricing and product mix (up 11 percentage points) and the favorable impact of exchange rates (up 6 percentage points).

•

The Americas revenues grew due to pricing and product mix (up 9 percentage points), increased volumes (up 3 percentage points) and favorable impact of exchange rates (up 3 percentage points). Growth was broadly based across the markets in which we operate.

•

EMEA saw revenues increase as a result of volume growth (up 15 percentage points), improved pricing and product mix (up 12 percentage points) and the favorable impact of exchange rates (up 9 percentage points). The strong volume growth was driven by our Polymers business which experienced a sharp fall in demand in the comparative quarter specifically in respect of the automotive and construction industries.

•

Our ASPAC business growth was driven by volume growth (up 25 percentage points), pricing and product mix (up 12 percentage points) and the favorable impact of exchange rates (up 5 percentage points). The business is growing strongly across all the markets in which we operate.

Gross margin: the year on year increase of 4.5 percentage points reflects the improved performance from our Household, Industrial & Institutional, and Polymers businesses, which suffered from poor demand in the comparative quarter.

Operating expenses: the year on year increase of 6% is due to the adverse impact of exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Octane Additives

Net sales: net sales increased by 151% in the quarter due to improved volumes (up 112 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 39 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease in gross margin of 5.8 percentage points reflects the decreased proportion of our higher-margin environmental remediation business at these higher trading levels, and increased unit production costs.

Operating expenses: excluding the impact of $7.0 million of OFFP and FCPA legal and other professional expenses in 2009, and $3.0 million adjustment to the related settlement accruals in 2010, the year on year increase in operating expenses was $0.8 million, or 67%, primarily due to increased selling costs and the adverse impact of exchange rates on our British pound sterling cost base.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $2.3 million to $3.8 million primarily reflecting the requirement in 2010 to amortize net actuarial losses.

Corporate costs: increased by $8.0 million due to a $3.9 million charge in the quarter for probable future independent corporate compliance monitor expenses over the next three years. In the first quarter of 2009 corporate costs included a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO. Excluding these items corporate costs were $5.1 million, compared with $3.4 million a year ago, reflecting the adverse impact of exchange rates on the predominantly British pound sterling cost base.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2010	2009
Pension curtailment	$8.2	$—
Separation agreement with the former CEO	—	1.2
Reduction in EMEA headcount	—	0.1

	$8.2	$1.3

The Company has announced closure of the United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment charge of $8.2 million in the quarter.

Amortization of intangible assets: the amortization charge was $1.2 million in both 2009 and 2010.

Impairment of Octane Additives business goodwill: the impairment charge was $0.6 million in both 2009 and 2010.

Interest expense (net): the net interest expense has decreased from $1.6 million to $1.2 million, due to the lower level of debt in 2010, and the accelerated write off of $0.2 million of unamortized deferred finance costs in the first quarter of 2009.

Other net expense: other net expense of $0.1 million relates to losses on foreign currency forward exchange contracts of $1.1 million offset by gains on translation of net assets in our European businesses of $0.9 million and other income of $0.1 million. In 2009, other net expense of $7.1 million related to losses on translation of net assets in our European businesses of $6.3 million and losses on foreign currency forward exchange contracts of $0.8 million.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in the effective rate of tax to 26.0% in 2010 from 32.6% in 2009 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has decreased by 6.2 percentage points principally due to the positive impact of taxable profits in different geographical locations and the revised assumption in the first quarter of 2010 that an element of the OFFP and FCPA settlement accruals should be tax deductible.

(in millions)	2010	2009
Income before income taxes	$10.0	$9.5
Add back Impairment of Octane Additives business goodwill	0.6	0.6

	$10.6	$10.1

Income taxes	$2.6	$3.1

Adjusted effective tax rate	24.5%	30.7%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	March 31, 2010	December 31, 2009
Total current assets	$281.2	$282.9
Total current liabilities	(149.2)	(179.9)

Working capital	132.0	103.0
Less prepaid income taxes	(1.6)	—
Less cash and cash equivalents	(64.2)	(68.6)
Less short term investments	(3.3)	—
Add back accrued income taxes	—	6.3
Add back short-term borrowing	15.0	10.0
Add back current portion of plant closure provisions	4.3	3.9
Add back current portion of unrecognized tax benefits	9.9	5.0
Add back current portion of deferred income	0.4	0.1

Adjusted working capital	$92.5	$59.7

In the first quarter of 2010 adjusted working capital increased by $32.8 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The net $0.3 million increase in accounts receivable and prepaid expenses was due to increased trading in our Active Chemicals and Octane Additives businesses offset by lower trading in our Fuel Specialties business. Inventories declined by $2.5 million due to strong revenues in our Active Chemicals and Octane Additives businesses depleting inventory levels. The $35.0 million decrease in accounts payable and accrued liabilities primarily reflects the reclassification into long-term accrued liabilities of $22.2 million following settlement of the OFFP and FCPA investigations. The remaining decrease of $12.8 million reflects payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation. We continue to expect net debt to increase in future quarters based on the need to build working capital from recent low levels, increase our capital expenditures, and the timing of other cash flows.

Cash

At March 31, 2010 and December 31, 2009 we had cash and cash equivalents of $64.2 million and $68.6 million, respectively.

Debt

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to March 31, 2010, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at March 31, 2010, the Company had $45.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt maturity profile as at March 31, 2010, including the finance facility, is set out below:

(in millions)
2011	$15.0
2012	30.0

45.0
Current portion of long-term debt	(15.0)

Long-term debt, net of current portion	$30.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

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

The Company uses derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, the Company enters into derivative instruments with a diversified group of major financial institutions in order to monitor the exposure to non-performance of such instruments. The Company’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flows and to lower overall borrowing costs. The Company’s objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with such changes.

The Company offers fixed prices for some long-term sales contracts. As manufacturing and raw materials costs are subject to variability the Company uses commodity swaps to hedge the cost of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating costs of raw materials.

The Company’s exposure to market risk has been discussed in the Company’s 2009 Annual Report on Form 10-K and there have been no significant changes since that time.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)).

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

Resolution of the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations and U.S. Cuban Assets Control Regulations (“CACR”) matters

As we have previously disclosed, the Company has been the subject of investigations by U.S. and United Kingdom government authorities into legacy transactions conducted by the Company and its subsidiaries in potential violation of the OFFP, the FCPA, the CACR and United Kingdom anti-corruption laws. The Company and its officers and directors fully cooperated during the investigations with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice (“DOJ”), the U.S. Office of Foreign Assets Control (“OFAC”) and the United Kingdom Serious Fraud Office (“SFO”) (collectively, “Government Authorities”).

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years as follows:

(in millions)	Due within one year	Due after one year	Total
DOJ—fixed	$4.1	$3.6	$7.7
DOJ—contingent on future trading	3.0	3.4	6.4

	7.1	7.0	14.1
SEC	5.8	5.4	11.2
OFAC	1.2	1.0	2.2
SFO	5.6	7.1	12.7

	19.7	20.5	40.2
Less discounting to net present value	—	(0.9)	(0.9)
Compliance monitor expenses	1.3	2.6	3.9

	$21.0	$22.2	$43.2

For accounting purposes only we are required under U.S. GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $1.7 million remaining as at March 31, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

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

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations for a particular year or quarter.

Whilst it is not possible to predict with certainty the outcome of any legal proceedings, it is our opinion based on our current knowledge that we will not suffer any material adverse effect on our results of operations, financial position or cash flows as a result of any actual or threatened litigation.

ITEM 1A	Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s 2009 Annual Report on Form 10-K, and there have been no material changes in the risk factors facing the Company since that time except as highlighted below:

We may have to pay substantial fines and penalties if we are fined by the U.S. or United Kingdom governments in connection with their investigations regarding our activities related to the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) matters.

As disclosed earlier in this Quarterly Report on Form 10-Q, in the first quarter of 2010, we entered into a settlement with the government authorities to resolve all matters relating to the investigations. Because the amount of fines and penalties has been determined and is taken into account in accruals in our consolidated financial statements, these matters no longer constitute a risk factor.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) No purchases of equity securities by the issuer or affiliated purchasers were made during the quarter.

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Removed and Reserved

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 7, 2010	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer