Form 10-Q
period 2010-06-30
INNOSPEC INC.
filed 2010-08-04
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 2, 2010
Common Stock, par value $0.01	23,798,895

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

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2010	2009	2010	2009
Net sales (Note 2)	$168.4	$137.0	$331.9	$285.1
Cost of goods sold	(113.7)	(96.2)	(225.0)	(194.1)

Gross profit (Note 2)	54.7	40.8	106.9	91.0
Operating expenses
Selling, general and administrative	(23.7)	(28.7)	(50.6)	(54.4)
Research and development	(4.5)	(4.0)	(8.5)	(7.2)
Restructuring charge	(0.3)	(0.4)	(8.5)	(1.7)
Amortization of intangible assets (Note 4)	(1.1)	(1.1)	(2.3)	(2.3)
Impairment of Octane Additives business goodwill (Note 5)	(0.5)	(0.5)	(1.1)	(1.1)
Profit on disposal	0.2	—	0.2	—

	(29.9)	(34.7)	(70.8)	(66.7)

Operating income (Note 2)	24.8	6.1	36.1	24.3
Other net (expense)/income	(10.8)	0.3	(10.9)	(6.8)
Interest expense	(1.2)	(1.7)	(2.5)	(3.4)
Interest income	0.1	—	0.2	0.1

Income before income taxes	12.9	4.7	22.9	14.2
Income taxes (Note 6)	(0.9)	(1.7)	(3.5)	(4.8)

Net income	$12.0	$3.0	$19.4	$9.4

Earnings per share (Note 7):
Basic	$0.50	$0.13	$0.82	$0.40

Diluted	$0.48	$0.12	$0.78	$0.38

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,781	23,639	23,732	23,621

Diluted	25,005	24,600	24,915	24,604

Dividend declared per common share:	$—	$—	$—	$0.05

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30 2010	December 31 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73.7	$68.6
Short term investments	3.3	—
Accounts receivable (less allowance of $2.5 and $2.3, respectively)	89.4	89.8
Inventories
Finished goods	71.3	81.5
Work in progress	1.6	1.5
Raw materials	41.0	37.6

Total inventories	113.9	120.6
Prepaid expenses	5.3	3.9
Prepaid income taxes	2.1	—

Total current assets	287.7	282.9
Property, plant and equipment	119.9	124.8
Less accumulated depreciation	(72.8)	(74.2)

Net property, plant and equipment	47.1	50.6
Goodwill—Octane Additives (Note 5)	5.7	6.8
Goodwill—Other (Note 5)	138.8	139.2
Intangible assets (Note 4)	21.4	23.7
Deferred finance costs	1.1	1.9
Deferred income taxes	30.9	36.9
Other non-current assets	0.3	1.1

Total assets	$533.0	$543.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	June 30 2010	December 31 2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53.0	$50.2
Current portion of accrued liabilities	61.2	104.4
Accrued income taxes	—	6.3
Short-term borrowing (Note 9)	15.0	10.0
Current portion of plant closure provisions (Note 10)	4.4	3.9
Current portion of unrecognized tax benefits (Note 6)	4.9	5.0
Current portion of deferred income	0.1	0.1

Total current liabilities	138.6	179.9
Accrued liabilities, net of current portion	22.1	—
Long-term debt, net of current portion (Note 9)	32.0	41.0
Plant closure provisions, net of current portion (Note 10)	23.5	24.5
Unrecognized tax benefits, net of current portion (Note 6)	11.6	14.4
Pension liability (Note 3)	115.2	124.2
Other non-current liabilities	3.5	0.7
Deferred income, net of current portion	0.8	0.8
Commitments and contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	285.7	285.8
Treasury stock (5,764,666 and 5,890,447 shares at cost, respectively)	(62.6)	(64.2)
Retained earnings	154.5	136.8
Accumulated other comprehensive loss	(192.2)	(201.1)

Total stockholders’ equity	185.7	157.6

Total liabilities and stockholders’ equity	$533.0	$543.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2010	2009
Cash Flows from Operating Activities
Net income	$19.4	$9.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.7	9.3
Impairment of Octane Additives business goodwill (Note 5)	1.1	1.1
Deferred income taxes	1.3	(1.9)
(Profit) on disposal of property, plant and equipment	(0.2)	—
Changes in working capital:
Accounts receivable and prepaid expenses	(1.5)	14.1
Inventories	5.2	15.2
Accounts payable and accrued liabilities	(12.4)	8.6
Excess tax deficiency/(benefit) from stock based payment arrangements	—	0.1
Income taxes and other current liabilities	(8.1)	(0.7)
Movement on plant closure provisions	(0.1)	(0.1)
Movement on pension liability	8.1	—
Stock option compensation	—	(0.1)
Movement on other non-current assets and liabilities	(0.1)	(9.4)

Net cash provided by operating activities	20.4	45.6
Cash Flows from Investing Activities
Capital expenditures	(3.6)	(3.3)
Proceeds on disposal of property, plant and equipment	0.2	—
Purchase of short term investments	(5.0)	—
Sale of short term investments	1.7	—

Net cash (used in) investing activities	(6.7)	(3.3)
Cash Flows from Financing Activities
Net receipt of revolving credit facility	6.0	(2.0)
Repayment of term loan	(10.0)	(55.0)
Receipt of term loan	—	50.0
Refinancing costs	—	(3.6)
Excess tax (deficiency)/benefit from stock based payment arrangements	—	(0.1)
Dividend paid	—	(1.2)
Issue of treasury stock	0.1	0.2
Repurchase of common stock	(0.2)	—

Net cash (used in) financing activities	(4.1)	(11.7)
Effect of exchange rate changes on cash	(4.5)	—

Net change in cash and cash equivalents	5.1	30.6
Cash and cash equivalents at beginning of period	68.6	13.9

Cash and cash equivalents at end of period	$73.7	$44.5

Amortization of deferred finance costs of $0.8 million (2009—$1.1 million) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6
Net income	—	—	—	19.4	—	19.4
Net CTA change (1)	—	—	—	—	(3.9)	(3.9)
Derivatives (2)	—	—	—	—	(1.2)	(1.2)
Treasury stock re-issued	—	(0.1)	1.6	—	—	1.5
Stock option compensation	—	—	—	—	—	—
Amortization of net actuarial losses, net of tax	—	—	—	(1.9)	1.9	—
Gain on pension plan amendment, net of tax	—	—	—	—	12.3	12.3
Amortization of prior service credit, net of tax	—	—	—	0.2	(0.2)	—

Balance at June 30, 2010	$0.3	$285.7	$(62.6)	$154.5	$(192.2)	$185.7

(1)	Changes in cumulative translation adjustment.
(2)	Changes in unrealized losses on derivative instruments, net of tax.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income for the period	$12.0	$3.0	$19.4	$9.4
Changes in cumulative translation adjustment	(1.3)	7.8	(3.9)	6.3
Changes in unrealized (losses)/gains on derivative instruments, net of tax of $0.2 million, $(0.4) million, $0.5 million and $(0.8) million, respectively	(0.7)	1.0	(1.2)	2.1
Amortization of net actuarial losses, net of tax of $0.3 million, $nil, $0.7 million and $nil, respectively	0.9	—	1.9	—
Gain on pension plan amendment, net of tax of $4.8 million, $nil, $4.8 million and $nil, respectively	12.3	—	12.3	—
Amortization of prior service credit, net of tax of $0.1 million, $nil, $0.1 million and $nil, respectively	(0.2)	—	(0.2)

Total comprehensive income	$23.0	$11.8	$28.3	$17.8

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Net sales
Fuel Specialties	$104.2	$92.1	$217.0	$205.6
Active Chemicals	38.1	31.8	75.5	61.1
Octane Additives	26.1	13.1	39.4	18.4

	$168.4	$137.0	$331.9	$285.1

Gross profit
Fuel Specialties	$32.4	$29.8	$70.4	$72.2
Active Chemicals	8.3	7.0	16.5	12.1
Octane Additives	14.0	4.0	20.0	6.7

	$54.7	$40.8	$106.9	$91.0

Operating income
Fuel Specialties	$17.1	$14.1	$39.2	$41.3
Active Chemicals	3.6	2.8	7.7	4.0
Octane Additives	11.6	(3.6)	18.3	(9.4)
Pension charge	(2.1)	(1.5)	(5.9)	(3.0)
Corporate costs	(4.8)	(4.8)	(13.8)	(5.8)

	25.4	7.0	45.5	27.1
Restructuring charge	(0.3)	(0.4)	(8.5)	(1.7)
Impairment of Octane Additives business goodwill	(0.5)	(0.5)	(1.1)	(1.1)
Profit on disposal	0.2	—	0.2	—

Total operating income	24.8	6.1	36.1	24.3
Other net (expense)/income	(10.8)	0.3	(10.9)	(6.8)
Interest expense	(1.2)	(1.7)	(2.5)	(3.4)
Interest income	0.1	—	0.2	0.1

Income before income taxes	$12.9	$4.7	$22.9	$14.2

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Depreciation
Fuel Specialties	$0.6	$0.5	$1.2	$1.1
Active Chemicals	1.1	1.2	2.3	2.4
Octane Additives	0.2	0.6	0.4	1.1
Corporate	0.3	0.5	0.7	1.3

	$2.2	$2.8	$4.6	$5.9

Amortization
Fuel Specialties	$0.5	$0.5	$1.1	$1.1
Active Chemicals	0.4	0.4	0.7	0.7
Octane Additives	0.2	0.2	0.5	0.5

	$1.1	$1.1	$2.3	$2.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former United Kingdom employees. The components of the net periodic cost were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Service cost	$(0.2)	$(0.9)	$(1.2)	$(1.8)
Interest cost on projected benefit obligation	(9.8)	(8.9)	(20.4)	(17.8)
Expected return on plan assets	8.8	8.3	18.0	16.6
Amortization of prior service credit	0.3	—	0.3	—
Amortization of net actuarial losses	(1.2)	—	(2.6)	—

	$(2.1)	$(1.5)	$(5.9)	$(3.0)

The Company closed the Plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment charge of $8.2 million in the first quarter of 2010. During the second quarter of 2010 the Company implemented a pension increase exchange (“PIE”) program for current pensioners, effective April 1, 2010, which reduced the projected benefit obligation (“PBO”) by $17.1 million. This reduction in PBO resulted in a prior service credit which is being amortized using the straight-line method over the remaining life expectancy of Plan pensioners of 15 years commencing April 1, 2010. The PIE program provides pensioners with the option of receiving a one-off immediate increase to their pension in lieu of future non-statutory increases. The Company expects its annual cash contribution to pension plans to increase from $9.6 million in 2009 to approximately $20 million in 2010 primarily to fund the Plan deficit.

At June 30, 2010, the Company has a pension liability of $115.2 million recorded in its balance sheet.

NOTE 4—INTANGIBLE ASSETS

	Six Months Ended June 30
(in millions)	2010	2009
Gross cost at January 1	$108.9	$109.0
Exchange effect	0.2	0.2

Gross cost at June 30	109.1	109.2

Accumulated amortization at January 1	(85.2)	(80.7)
Amortization charge	(2.3)	(2.3)
Exchange effect	(0.2)	(0.2)

Accumulated amortization at June 30	(87.7)	(83.2)

Net book amount at June 30	$21.4	$26.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead. In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $0.9 million was recognized in the first half year of 2010 (2009—$0.9 million).

Others

The remaining intangible assets of $87.0 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited), Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) and Veritel Chemicals BV. These assets are being amortized straight-line over periods of up to 13 years with the exception of the Veritel asset which was fully amortized as at December 31, 2007. An amortization charge of $1.4 million was recognized in the first half year of 2010 (2009—$1.4 million).

NOTE 5—GOODWILL

	Six Months Ended June 30
(in millions)	2010	2009
At January 1
Gross cost	$674.3	$673.9
Accumulated Octane Additives business goodwill impairment losses	(229.8)	(227.6)

	444.5	446.3
Impairment of Octane Additives business goodwill	(1.1)	(1.1)
Exchange effect	(0.4)	0.4

At June 30	$443.0	$445.6

Gross cost	$673.9	$674.3
Accumulated Octane Additives business goodwill impairment losses	(230.9)	(228.7)

	443.0	445.6

Accumulated amortization at January 1	(298.5)	(298.1)
Exchange effect	—	(0.4)

Accumulated amortization at June 30	(298.5)	(298.5)

Net book amount at June 30	$144.5	$147.1

Octane Additives business goodwill	$5.7	$7.9
Other	138.8	139.2

	$144.5	$147.1

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

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result, the Company determined that quarterly impairment reviews be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business, the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012.

NOTE 6—TAXATION

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and penalties	Unrecognized tax benefits	Total
Opening balance at January 1, 2010	$3.8	$15.6	$19.4
Additions for tax positions of prior periods	0.1	2.0	2.1
Settlements	(1.0)	(4.0)	(5.0)

Closing balance at June 30, 2010	2.9	13.6	16.5
Current	(1.5)	(3.4)	(4.9)

Non-current	$1.4	$10.2	$11.6

All of the $16.5 million of unrecognized tax benefits would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

On January 11, 2010, Innospec Limited (a United Kingdom subsidiary of the Company) and the United Kingdom tax authorities (“HMRC”) entered into an agreement settling certain tax positions (“the Agreement”). The Agreement provided for the payment of £3.9 million ($6.3 million) which was paid on January 21, 2010. The Agreement finalized all but one outstanding United Kingdom issue between the Company and HMRC. On July 16, 2010, Innospec Limited and HMRC reached an agreement on the outstanding United Kingdom issue excluded from the Agreement which resulted in a reduction of $5.0 million in unrecognized tax benefits in the second quarter of 2010 and no additional tax cost.

As previously disclosed, the Company is continuing to assess the possible tax implications arising from the settlement of the United Nations Oil for Food Program (“OFFP”) and the U.S. Foreign Corrupt Practices Act (“FCPA”) investigations. Following a review of the settlement documents, and the composition of the related accruals, the Company determined in the first quarter of 2010 that an element of the accruals should be tax

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductible whereas previously it had assumed none of the $42.7 million settlement accruals would be tax deductible. However, since the tax deductibility could be disputed, a $2.0 million addition to unrecognized tax benefits was recognized in the first quarter of 2010. The eventual outcome of these matters and any relevant tax implications is inherently uncertain and the outcome may have a favorable or adverse material impact on the Company’s results of operations, financial position and cash flows.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at June 30, 2010, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states. The Company does not anticipate that adjustments arising out of these state tax audits would result in a material change to its financial position as at June 30, 2010.

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

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Numerator (millions of dollars):
Net income available to common stockholders	$12.0	$3.0	$19.4	$9.4

Denominator (in thousands):
Weighted average common shares outstanding	23,781	23,639	23,732	23,621
Dilutive effect of stock options and awards	1,224	961	1,183	983

Denominator for diluted earnings per share	25,005	24,600	24,915	24,604

Net income per share, basic:	$0.50	$0.13	$0.82	$0.40

Net income per share, diluted:	$0.48	$0.12	$0.78	$0.38

In the three and six months ended June 30, 2010, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 64,102 and 65,078, respectively (2009—127,889 and 170,688, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At June 30, 2010, the Company had authorized common stock of 40,000,000 shares (December 31, 2009—40,000,000). Issued shares at June 30, 2010, were 29,554,500 (December 31, 2009—29,554,500) and treasury stock amounted to 5,764,666 shares (December 31, 2009—5,890,447).

The Company has five active stock option plans, two of which provide for the grant of stock options to key employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis. A fifth plan is a savings plan which provides for the

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have vesting periods ranging from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 1,790,000.

The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2010	2009
Dividend yield	1.0%	2.5%
Expected life	5 years	5 years
Volatility	82.3%	76.5%
Risk free interest rate	1.36%	1.24%

The following table summarizes the transactions of the Company’s stock option plans for the three and six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at April 1, 2010	1,243,144	$2.79
Grants—at discount	1,000	$—	$11.31
Grants—at market value	3,673	$12.25	$7.81
Exercised	(29,484)	$2.91
Forfeitures	(13,479)	$13.73

Outstanding at June 30, 2010	1,204,854	$2.69

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2010	1,159,885	$2.45
Grants—at discount	187,016	$—	$8.10
Grants—at market value	63,518	$10.49	$7.08
Exercised	(139,424)	$0.68
Forfeitures	(66,141)	$2.82

Outstanding at June 30, 2010	1,204,854	$2.69

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at June 30, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	1,016,799	8.65	$0.62	51,990	5.95	$—
$ 5 - $10	63,460	4.54	$9.20	63,460	4.54	$9.20
$10 - $15	64,818	9.54	$10.51	1,300	3.87	$11.50
$20 - $25	41,543	7.66	$20.32	—	—	$—
$25 - $30	18,234	6.65	$27.09	18,234	6.65	$27.09

	1,204,854			134,984

The aggregate intrinsic value of fully vested stock options is $1.1 million. Of the 134,984 stock options that are exercisable, 16,340 have performance conditions attached. The total compensation cost for the first half year of 2010 was $1.6 million (2009—$0.1 million gain, of which $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO). The total compensation cost related to nonvested stock options not yet recognized at June 30, 2010 is $4.1 million and this cost is expected to be recognized over the weighted-average period of 2.16 years.

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

The total intrinsic value of options exercised in the first half year of 2010 was $3.2 million (2009—$0.2 million). The amount of cash received from the exercise of stock option awards in the first half year of 2010 was $0.1 million (2009—$0.2 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first half year of 2010 the new total fair value of shares vested was $4.2 million (2009—$1.1 million).

The total options vested in the first half year of 2010 were 164,298 (2009—166,848).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2009—$8 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model. A compensation charge of $nil was recognized in the first half year of 2010 resulting in a liability of $0.2 million at June 30, 2010 (2009—no compensation charge and a liability of $0.1 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used in the Monte Carlo model:

	2010	2009
Dividend yield	1.1%	0.9%
Volatility	84.8%	77.1%
Risk free interest rate	1.00%	1.63%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	June 30 2010	December 31 2009
Senior term loan	$40.0	$50.0
Revolving credit	7.0	1.0

	47.0	51.0
Less current portion	(15.0)	(10.0)

	$32.0	$41.0

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to June 30, 2010, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the projected annual maturities for the next four years after June 30, 2010:

(in millions)	Term loan	Revolving credit facility	Total
2011	$15.0	$—	$15.0
2012	25.0	7.0	32.0

	$40.0	$7.0	$47.0

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

Movements in the provisions are summarized as follows:

	Q2 YTD 2010				Q2 YTD 2009 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$1.3	$1.0	$26.1	$28.4	$26.9
Charge for the period	0.3	—	1.1	1.4	2.7
Expenditure	(0.2)	(0.2)	(1.1)	(1.5)	(2.8)
Exchange effect	—	(0.1)	(0.3)	(0.4)	—

Total at June 30	1.4	0.7	25.8	27.9	26.8
Due within one year	(0.4)	(0.7)	(3.3)	(4.4)	(4.9)

Balance at June 30	$1.0	$—	$22.5	$23.5	$21.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.3 million was recognized in respect of a reduction in EMEA headcount.

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first half year of 2010 was $1.1 million.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our Ellesmere Port, United Kingdom site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first half year ended June 30, 2010, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Level 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(in millions)	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Non-derivatives:
Cash and cash equivalents	$73.7	$73.7	$68.6	$68.6
Short term investments	3.3	3.3	—	—
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	5.7	5.7	6.8	6.8
Derivatives (Level 1 measurement):
Commodity swaps	0.3	0.3	1.6	1.6

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$47.0	$47.0	$51.0	$51.0
Derivatives (all Level 1 measurement):
Commodity swaps	0.3	0.3	—	—
Interest rate swaps	0.5	0.5	0.4	0.4
Foreign currency forward exchange contracts	2.6	2.6	0.3	0.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2010	$6.8
Total gains or losses (realized/unrealized):
Included in earnings	(1.1)
Included in other comprehensive income	—

Balance at June 30, 2010	$5.7

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2010	2009
Balance at January 1	$1.2	$(2.0)
Change in fair value	(1.7)	2.9

Balance at June 30	$(0.5)	$0.9

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012. The interest rate swaps have been designated as a cash flow hedge against $40.0 million of underlying floating rate debt obligations, that stood at $47.0 million at June 30, 2010, and qualify for hedge accounting as at June 30, 2010 and December 31, 2009.

The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at June 30, 2010 and December 31, 2009.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized loss of $0.5 million at June 30, 2010 (2009 – net unrealized gain of $0.9 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the first half year ended June 30, 2010, and year ended December 31, 2009, and accordingly no gain or loss was recognized in earnings in either period. The Company expects a net unrealized loss of $0.2 million at June 30, 2010 to be reclassified into earnings in the next 12 months, and the remaining $0.3 million to be reclassified into earnings in the following 12 months.

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at June 30, 2010 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest rate swap	$7.5	1.4435%	February 7, 2011
	$7.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduced from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at June 30, 2010 and December 31, 2009 the Company had the following summarized commodity swaps:

	June 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—1,350 tonnes			$1.6	$1.6
Notional quantity—1,075 tonnes	$0.3	$0.3
Notional quantity—2,500 tonnes	$(0.3)	$(0.3)

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at June 30, 2010 and December 31, 2009. The impact on the income statement for the first half year of 2010 is summarized below:

(in millions)	Gain/(loss) recognized in OCI on derivative	Location of gain/(loss) reclassified from accumulated OCI into income	Amount of gain/(loss) reclassified from accumulated OCI into income
Interest rate contracts	$0.2	Interest income/(expense)	$(0.3)
Commodity contracts	(2.3)	Cost of goods sold	0.7

	(2.1)		0.4
Taxation	0.6	Income taxes	(0.1)

	$(1.5)		$0.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 3 years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first half year to June 30, 2010 is summarized below:

(in millions)	Location of gain/(loss) recognized in income	Amount of gain/(loss) recognized in income for the six months to June 30, 2010
Foreign currency forward exchange contracts	Other income/(expense)	$(3.1)

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years and the first payments aggregating to $10.0 million were made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. As at June 30, 2010, the expected schedule of payments are as follows:

(in millions)	Due within one year	Due after one year	Total
DOJ—fixed	$4.1	$3.6	$7.7
DOJ—contingent on future trading	3.0	3.4	6.4

	7.1	7.0	14.1
SEC	5.8	5.4	11.2
OFAC	1.2	1.0	2.2
SFO	5.6	7.1	12.7

	19.7	20.5	40.2
Less discounting to net present value	—	(0.8)	(0.8)
Compliance monitor expenses	1.3	2.6	3.9

	21.0	22.3	43.3
Amounts paid	(10.0)	—	(10.0)
Exchange effect	—	(0.2)	(0.2)

	$11.0	$22.1	$33.1

For accounting purposes only we are required under U.S. GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $1.1 million remaining as at June 30, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation, filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead (TEL) fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an unspecified amount, plus attorneys’ fees, costs and expenses. The factual allegations underlying the complaint appear to relate to the same matters that were the subject of the Company's recently-disclosed resolution with the DOJ, SEC, OFAC and SFO. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of this complaint and the costs to the Company of responding to it, no assurance can be given that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at June 30, 2010 we have not accrued any amounts in respect of this matter.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2010, such contingent liabilities amounted to $5.7 million.

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

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU amends ASC Subtopic 820-10 to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. ASU 2010-06 further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for financial statements issued by the Company for interim and annual periods beginning after

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 for the quarter ended March 31, 2010 and adoption did not have a material impact on its consolidated financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2010

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

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Net sales
Fuel Specialties	$104.2	$92.1	$217.0	$205.6
Active Chemicals	38.1	31.8	75.5	61.1
Octane Additives	26.1	13.1	39.4	18.4

	$168.4	$137.0	$331.9	$285.1

Gross profit
Fuel Specialties	$32.4	$29.8	$70.4	$72.2
Active Chemicals	8.3	7.0	16.5	12.1
Octane Additives	14.0	4.0	20.0	6.7

	$54.7	$40.8	$106.9	$91.0

Operating income
Fuel Specialties	$17.1	$14.1	$39.2	$41.3
Active Chemicals	3.6	2.8	7.7	4.0
Octane Additives	11.6	(3.6)	18.3	(9.4)
Pension charge	(2.1)	(1.5)	(5.9)	(3.0)
Corporate costs	(4.8)	(4.8)	(13.8)	(5.8)

	25.4	7.0	45.5	27.1
Restructuring charge	(0.3)	(0.4)	(8.5)	(1.7)
Impairment of Octane Additives business goodwill	(0.5)	(0.5)	(1.1)	(1.1)
Profit on disposal	0.2	—	0.2	—

Total operating income	24.8	6.1	36.1	24.3
Other net (expense)/income	(10.8)	0.3	(10.9)	(6.8)
Interest expense	(1.2)	(1.7)	(2.5)	(3.4)
Interest income	0.1	—	0.2	0.1

Income before income taxes	$12.9	$4.7	$22.9	$14.2

Three months to June 30, 2010:

(in millions, except ratios)	2010	2009	Change
Net sales:
Fuel Specialties	$104.2	$92.1	$12.1	+13%
Active Chemicals	38.1	31.8	6.3	+20%
Octane Additives	26.1	13.1	13.0	+99%

	$168.4	$137.0	$31.4	+23%

Gross profit:
Fuel Specialties	$32.4	$29.8	$2.6	+9%
Active Chemicals	8.3	7.0	1.3	+19%
Octane Additives	14.0	4.0	10.0	+250%

	$54.7	$40.8	$13.9	+34%

Gross margin (%)
Fuel Specialties	31.1	32.4	-1.3
Active Chemicals	21.8	22.0	-0.2
Octane Additives	53.6	30.5	+23.1
Aggregate	32.5	29.8	+2.7

Operating expenses:
Fuel Specialties	$(14.8)	$(15.2)	$0.4	-3%
Active Chemicals	(4.3)	(3.8)	(0.5)	+13%
Octane Additives	(2.2)	(7.4)	5.2	-70%
Pension charge	(2.1)	(1.5)	(0.6)	+40%
Corporate costs	(4.8)	(4.8)	—	n/a

	$(28.2)	$(32.7)	$4.5	-14%

Fuel Specialties

Net sales: the year on year increase of 13% was spread across the markets in which we operate as follows—the Americas (up 7%), EMEA (up 6%), ASPAC (up 90%) and Avtel (down 31%). This increase in revenue was due to improved volumes (up 30 percentage points), offset by a poorer price and product mix (down 12 percentage points) and the unfavorable impact of exchange rates (down 5 percentage points).

•	Americas revenues increased due to higher volumes (up 4 percentage points) and improved price and product mix (up 3 percentage points).

•

EMEA benefited from a strong underlying growth in volume (up 12 percentage points) assisted by an improved price and product mix (up 6 percentage points) offset by the adverse impact of exchange rates (down 12 percentage points) due to the large proportion of European Union euro denominated sales in that market.

•

ASPAC revenues increased markedly due to improved volumes (up 230 percentage points) offset by a poorer price and product mix (down 139 percentage points) and an adverse impact of exchange rates (down 1 percentage point).

•	Avtel volumes decreased by 44 percentage points, primarily due to the timing of shipments, offset by a favorable price and product mix (up 13 percentage points).

Gross margin: the year on year decrease of 1.3 percentage points is a reflection of the competitive pressure on margins as raw material costs have continued to rise in the quarter. This was offset by the impact of higher margins within our Avtel business from increased TEL production volumes on the fixed cost base on the TEL manufacturing site and the favorable impact of exchange rates on this manufacturing cost base which is primarily denominated in British pound sterling.

Operating expenses: fell by 3% primarily due to the favorable impact of exchange rates on that element of our European cost base which is denominated in European Union euro.

Active Chemicals

Net sales: the year on year increase of 20% was spread across the markets in which we operate as follows—the Americas (up 30%), EMEA (up 15%), and ASPAC (up 5%). The increase in revenues was due to improved price and product mix (up 17 percentage points), higher volumes (up 5 percentage points) offset by the adverse impact of exchange rates (down 2 percentage points).

•	The Americas increase in revenues was driven by volume growth (up 22 percentage points) and price and product mix (up 8 percentage points).

•	EMEA benefited from improved price and product mix (up 25 percentage points) offset by lower volumes (down 6 percentage points) and the unfavorable impact of exchange rates (down 4 percentage points).

•	ASPAC revenues increased as a result of improved price and product mix (up 12 percentage points) offset by a decline in volumes (down 7 percentage points).

Gross margin: the year on year decrease of 0.2 percentage points is a reflection of the competitive pressure on margins as raw material costs have continued to rise in the quarter.

Operating expenses: the year on year increase of 13% is less than the 20% sales growth as we continued to leverage the infrastructure of this business and benefited from the favorable impact of exchange rates on that element of our European cost base denominated in European Union euro. In addition, research and development expenses have been driven higher to support this expanding business increasing by 29%.

Octane Additives

Net sales: increased by 99% due to improved volumes (up 93 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 6 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Africa.

Gross margin: the year on year increase of 23.1 percentage points primarily reflects the increased TEL production volumes on the fixed cost base on the TEL manufacturing site and the favorable impact of exchange rates on this manufacturing cost base which is primarily denominated in British pound sterling.

Operating expenses: excluding the impact of $5.9 million of OFFP and FCPA legal and other professional expenses in 2009, the year on year increase in operating expenses was $0.7 million, or 47%, primarily due to increased selling costs.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $0.6 million to $2.1 million primarily reflecting the requirement in 2010 to amortize net actuarial losses, offset by the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: remained constant at $4.8 million due to tight cost control despite the increased cost of alternative pension arrangements following the closure of the pension plan to future service accrual with effect from March 31, 2010.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2010	2009
Reduction in EMEA headcount	$0.3	$0.2
Separation agreement with the former CEO	—	0.1
United Kingdom site clearance	—	0.1

	$0.3	$0.4

Amortization of intangible assets: the amortization charge was $1.1 million in both 2010 and 2009.

Impairment of Octane Additives business goodwill: the impairment charge was $0.5 million in both 2010 and 2009.

Profit on disposal: in April 2010 the Company recognized $0.2 million profit following the disposal of surplus United Kingdom real estate.

Other net (expense)/income: other net expense of $10.8 million relates to net losses on foreign currency forward exchange contracts and translation of net assets denominated in non-functional currencies in our European businesses. In 2009 other net income of $0.3 million related to net foreign currency gains of $0.4 million offset by net sundry other expenses of $0.1 million.

Interest expense (net): the net interest expense has decreased from $1.7 million to $1.1 million due to the lower level of debt in 2010.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in effective rate of tax to 7.0% in 2010 from 36.2% in 2009 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has however still decreased by 26.0 percentage points due to the positive impact of taxable profits in different geographical locations and the adjustment of income tax provisions as a result of the settlement in the second quarter of 2010 of a United Kingdom tax position.

(in millions)	2010	2009
Income before income taxes	$12.9	$4.7
Add back Impairment of Octane Additives business goodwill	0.5	0.5

	$13.4	$5.2

Income taxes	$0.9	$1.7

Adjusted effective tax rate	6.7%	32.7%

Six months to June 30, 2010:

(in millions, except ratios)	2010	2009	Change
Net sales:
Fuel Specialties	$217.0	$205.6	$11.4	+6%
Active Chemicals	75.5	61.1	14.4	+24%
Octane Additives	39.4	18.4	21.0	+114%

	$331.9	$285.1	$46.8	+16%

Gross profit:
Fuel Specialties	$70.4	$72.2	$(1.8)	-2%
Active Chemicals	16.5	12.1	4.4	+36%
Octane Additives	20.0	6.7	13.3	+199%

	$106.9	$91.0	$15.9	+17%

Gross margin (%)
Fuel Specialties	32.4	35.1	-2.7
Active Chemicals	21.9	19.8	+2.1
Octane Additives	50.8	36.4	+14.4
Aggregate	32.2	31.9	+0.3

Operating expenses:
Fuel Specialties	$(30.1)	$(29.8)	$(0.3)	+1%
Active Chemicals	(8.1)	(7.4)	(0.7)	+9%
Octane Additives	(1.2)	(15.6)	14.4	-92%
Pension charge	(5.9)	(3.0)	(2.9)	+97%
Corporate costs	(13.8)	(5.8)	(8.0)	+138%

	$(59.1)	$(61.6)	$2.5	-4%

Fuel Specialties

Net sales: the year on year increase of 6% was spread across the markets in which we operate as follows—the Americas (down 4%), EMEA (up 3%), ASPAC (up 62%) and Avtel (down 4%). This increase in revenue was due to improved volumes (up 17 percentage points), offset by a poorer price and product mix (down 10 percentage points) and the unfavorable impact of exchange rates (down 1 percentage point).

•

Americas revenues were adversely impacted by price and product mix (down 5 percentage points), due to lower pricing from earlier raw material cost declines, offset by higher volumes (up 1 percentage point).

•

EMEA benefited from a strong underlying growth in volume (up 9 percentage points) offset by price and product mix (down 5 percentage points) and the adverse impact of exchange rates (down 1 percentage point) due to the large proportion of European Union euro denominated sales in that market.

•	ASPAC revenues increased markedly due to improved volumes (up 136 percentage points) offset by a poorer price and product mix (down 74 percentage points).

•	Avtel volumes decreased by 21 percentage points, primarily due to the timing of shipments, offset by a favorable price and product mix (up 17 percentage points).

Gross margin: the year on year decrease of 2.7 percentage points is a reflection of the competitive pressure on margins as raw material costs have begun to rise in 2010. This was offset by the impact of higher margins within our Avtel business from increased TEL production volumes on the fixed cost base on the TEL manufacturing site and the favorable impact of exchange rates on this manufacturing cost base which is primarily denominated in British pound sterling.

Operating expenses: the year on year increase in operating expenses of $0.3 million, or 1%, is less than the 6% sales growth as we continued to leverage the infrastructure of this business.

Active Chemicals

Net sales: the year on year increase of 24% was spread across the markets in which we operate as follows—the Americas (up 22%), EMEA (up 25%), and ASPAC (up 22%). The increase in revenues was due to improved price and product mix (up 14 percentage points), higher volumes (up 8 percentage points) and the favorable impact of exchange rates (up 2 percentage points).

•

The Americas increase in revenues was driven by volume growth (up 13 percentage points), price and product mix (up 8 percentage points) and the favorable impact of exchange rates (up 1 percentage point).

•

EMEA saw revenues increase across all markets, as a result of improved price and product mix (up 20 percentage points), increased volumes (up 3 percentage points) and the favorable impact of exchange rates (up 2 percentage points).

•

ASPAC benefited from improved price and product mix (up 12 percentage points), higher volumes (up 9 percentage points) and the favorable impact of exchange rates (up 1 percentage point). The business is growing strongly across all the markets in which we operate.

Gross margin: the year on year increase of 2.1 percentage points reflects the improved performance from our Personal Care and Polymers businesses, which suffered from poor demand in 2009, despite the competitive pressure on margins as raw material costs have begun to rise in 2010.

Operating expenses: the year on year increase of 9% is less than the 24% sales growth as we continued to leverage the infrastructure of this business. In addition, research and development expenses have been driven higher to support this expanding business increasing by 38%.

Octane Additives

Net sales: increased by 114% due to improved volumes (up 100 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 14 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Africa.

Gross margin: the year on year increase of 14.4 percentage points primarily reflects the increased TEL production volumes on the fixed cost base on the TEL manufacturing site and the favorable impact of exchange rates on this manufacturing cost base which is primarily denominated in British pound sterling.

Operating expenses: excluding the impact of $12.9 million of OFFP and FCPA legal and other professional expenses in 2009, and $3.0 million adjustment to the related settlement accruals in 2010, the year on year increase in operating expenses was $1.5 million, or 56%, primarily due to increased selling costs.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $2.9 million to $5.9 million primarily reflecting the requirement in 2010 to amortize net actuarial losses, offset by the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: increased by $8.0 million due to a $3.9 million charge in the first quarter of 2010 for probable future independent corporate compliance monitor expenses over the next three years. In 2009 corporate costs included a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO.

Excluding these items, corporate costs were $9.9 million, compared with $8.2 million a year ago, reflecting tight cost control despite the increased cost of alternative pension arrangements following the closure of the pension plan to future service accrual with effect from March 31, 2010.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2010	2009
Pension curtailment	$8.2	$—
Reduction in EMEA headcount	0.3	0.3
Separation agreement with the former CEO	—	1.3
United Kingdom site clearance	—	0.1

	$8.5	$1.7

The Company closed the United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment charge of $8.2 million in the first quarter.

Amortization of intangible assets: the amortization charge was $2.3 million in both 2010 and 2009.

Impairment of Octane Additives business goodwill: the impairment charge was $1.1 million in both 2010 and 2009.

Profit on disposal: in April 2010 the Company recognized $0.2 million profit following the disposal of surplus United Kingdom real estate.

Other net expense: other net expense of $10.9 million relates to $11.0 million of net losses on foreign currency forward exchange contracts and translation of net assets denominated in non-functional currencies in our European businesses offset by other income of $0.1 million. In 2009 other net expense of $6.8 million related to net foreign currency losses of $6.7 million and net sundry other expenses of $0.1 million.

Interest expense (net): the net interest expense has decreased from $3.3 million to $2.3 million, due to the lower level of debt in 2010, and the accelerated write off of $0.2 million of unamortized deferred finance costs in 2009.

Income taxes: tax relief is not available on the charge for impairment of Octane Additives business goodwill and accordingly we believe that the change in effective rate of tax to 15.3% in 2010 from 33.8% in 2009 is best explained by adjusting for this non-deductible charge. This adjusted effective tax rate has however still decreased by 16.8 percentage points principally due to the positive impact of taxable profits in different geographical locations and the adjustment of income tax provisions as a result of the settlement in the second quarter of 2010 of a United Kingdom tax position. This was in addition to the revised assumption in the first quarter of 2010 that an element of the OFFP and FCPA settlement accruals should be tax deductible.

(in millions)	2010	2009
Income before income taxes	$22.9	$14.2
Add back Impairment of Octane Additives business goodwill	1.1	1.1

	$24.0	$15.3

Income taxes	$3.5	$4.8

Adjusted effective tax rate	14.6%	31.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	June 30, 2010	December 31, 2009
Total current assets	$287.7	$282.9
Total current liabilities	(138.6)	(179.9)

Working capital	149.1	103.0
Less prepaid income taxes	(2.1)	—
Less cash and cash equivalents	(73.7)	(68.6)
Less short term investments	(3.3)	—
Add back accrued income taxes	—	6.3
Add back short-term borrowing	15.0	10.0
Add back current portion of plant closure provisions	4.4	3.9
Add back current portion of unrecognized tax benefits	4.9	5.0
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$94.4	$59.7

In the first half year of 2010 adjusted working capital increased by $34.7 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The net $1.0 million increase in accounts receivable and prepaid expenses was primarily due to us prepaying our insurances in the second quarter of 2010 for the next 12 months. Inventories declined by $6.7 million due to strong revenues in our Active Chemicals and Octane Additives businesses depleting inventory levels. The $40.4 million decrease in accounts payable and accrued liabilities primarily reflects the reclassification into long-term accrued liabilities of $22.1 million following settlement of the OFFP and FCPA investigations; and payments aggregating to $10.0 million made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. The remaining decrease of $8.3 million reflects payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation. We continue to expect net debt to increase in future quarters based on the need to build working capital from recent low levels, increase our capital expenditures, and the timing of other cash flows.

Cash

At June 30, 2010 and December 31, 2009 we had cash and cash equivalents of $73.7 million and $68.6 million, respectively.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non U.S. GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to June 30, 2010, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at June 30, 2010, the Company had $47.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt maturity profile as at June 30, 2010, including the finance facility, is set out below:

(in millions)
2011	$15.0
2012	32.0

47.0
Current portion of long-term debt	(15.0)

Long-term debt, net of current portion	$32.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years and the first payments aggregating to $10.0 million were made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. As at June 30, 2010, the expected schedule of payments are as follows:

(in millions)	Due within one year	Due after one year	Total
DOJ—fixed	$4.1	$3.6	$7.7
DOJ—contingent on future trading	3.0	3.4	6.4

	7.1	7.0	14.1
SEC	5.8	5.4	11.2
OFAC	1.2	1.0	2.2
SFO	5.6	7.1	12.7

	19.7	20.5	40.2
Less discounting to net present value	—	(0.8)	(0.8)
Compliance monitor expenses	1.3	2.6	3.9

	21.0	22.3	43.3
Amounts paid	(10.0)	—	(10.0)
Exchange effect	—	(0.2)	(0.2)

	$11.0	$22.1	$33.1

For accounting purposes only we are required under U.S. GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $1.1 million remaining as at June 30, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation, filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead (TEL) fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The factual allegations underlying the complaint appear to relate to the same matters that were the subject of the Company's recently-disclosed resolution with the DOJ, SEC, OFAC and SFO. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of this complaint and the costs to the Company of responding to it, no assurance can be given that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at June 30, 2010 we have not accrued any amounts in respect of this matter.

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

Information regarding risk factors appears in Item 1A of the Company’s 2009 Annual Report on Form 10-K and in Part II Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and there have been no material changes in the risk factors facing the Company since that time.

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

Date: August 4, 2010	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 4, 2010	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer