Form 10-Q
period 2010-09-30
INNOSPEC INC.
filed 2010-11-02
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8375 South Willow Street Littleton Colorado	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303)-792-5554

(Former name, former address and former fiscal year, if changed since last report)

Innospec Manufacturing Park, Oil Sites Road,

Ellesmere Port, Cheshire,

United Kingdom

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 29, 2010
Common Stock, par value $0.01	23,815,918

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

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2010	2009	2010	2009
Net sales (Note 2)	$174.0	$149.2	$505.9	$434.3
Cost of goods sold	(118.6)	(102.0)	(343.6)	(296.1)

Gross profit (Note 2)	55.4	47.2	162.3	138.2
Operating expenses
Selling, general and administrative	(28.2)	(42.9)	(78.8)	(97.3)
Research and development	(4.5)	(4.2)	(13.0)	(11.4)
Restructuring charge	—	—	(8.5)	(1.7)
Amortization of intangible assets (Note 4)	(1.2)	(1.2)	(3.5)	(3.5)
Impairment of Octane Additives business goodwill (Note 5)	(0.6)	(0.6)	(1.7)	(1.7)
Profit on disposal	—	—	0.2	—

	(34.5)	(48.9)	(105.3)	(115.6)

Operating income/(loss) (Note 2)	20.9	(1.7)	57.0	22.6
Other net income	11.6	7.1	0.7	0.3
Interest expense	(1.3)	(1.5)	(3.8)	(4.9)
Interest income	0.1	0.1	0.3	0.2

Income before income taxes	31.3	4.0	54.2	18.2
Income taxes (Note 6)	(1.3)	(6.7)	(4.8)	(11.5)

Net income/(loss)	$30.0	$(2.7)	$49.4	$6.7

Earnings/(loss) per share (Note 7):
Basic	$1.26	$(0.11)	$2.08	$0.28

Diluted	$1.20	$(0.11)	$1.98	$0.27

Weighted average shares outstanding (in thousands) (Note 7):
Basic	23,805	23,663	23,757	23,635

Diluted	25,002	23,663	24,931	24,709

Dividend declared per common share:	$—	$—	$—	$0.05

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30 2010	December 31 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$98.8	$68.6
Short term investments	2.7	—
Accounts receivable (less allowance of $2.3 and $2.3, respectively)	92.7	89.8
Inventories
Finished goods	69.9	81.5
Work in progress	2.5	1.5
Raw materials	43.6	37.6

Total inventories	116.0	120.6
Prepaid expenses	3.8	3.9

Total current assets	314.0	282.9
Property, plant and equipment	127.1	124.8
Less accumulated depreciation	(78.3)	(74.2)

Net property, plant and equipment	48.8	50.6
Goodwill—Octane Additives (Note 5)	5.1	6.8
Goodwill—Other (Note 5)	139.1	139.2
Intangible assets (Note 4)	20.2	23.7
Deferred finance costs	0.8	1.9
Deferred income taxes	30.2	36.9
Other non-current assets	2.5	1.1

Total assets	$560.7	$543.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	September 30 2010	December 31 2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42.5	$50.2
Current portion of accrued liabilities	74.5	104.4
Accrued income taxes	1.2	6.3
Short-term borrowing (Note 9)	15.0	10.0
Current portion of plant closure provisions (Note 10)	4.4	3.9
Current portion of unrecognized tax benefits (Note 6)	3.5	5.0
Current portion of deferred income	0.1	0.1

Total current liabilities	141.2	179.9
Accrued liabilities, net of current portion	22.7	—
Long-term debt, net of current portion (Note 9)	33.0	41.0
Plant closure provisions, net of current portion (Note 10)	23.3	24.5
Unrecognized tax benefits, net of current portion (Note 6)	8.1	14.4
Pension liability (Note 3)	113.1	124.2
Other non-current liabilities	0.6	0.7
Deferred income, net of current portion	1.0	0.8
Commitments and contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	286.1	285.8
Treasury stock (5,738,582 and 5,890,447 shares at cost, respectively)	(62.3)	(64.2)
Retained earnings	186.2	136.8
Accumulated other comprehensive loss	(192.6)	(201.1)

Total stockholders’ equity	217.7	157.6

Total liabilities and stockholders’ equity	$560.7	$543.1

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2010	2009
Cash Flows from Operating Activities
Net income	$49.4	$6.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.6	13.7
Impairment of Octane Additives business goodwill (Note 5)	1.7	1.7
Deferred income taxes	(0.3)	(2.0)
(Profit) on disposal of property, plant and equipment	(0.2)	—
Changes in working capital:
Accounts receivable and prepaid expenses	(3.3)	5.5
Inventories	4.2	19.5
Accounts payable and accrued liabilities	(15.7)	19.1
Excess tax deficiency/(benefit) from stock based payment arrangements	—	(0.1)
Income taxes and other current liabilities	(3.8)	3.1
Movement on plant closure provisions	(0.6)	—
Movement on pension liability	8.4	0.2
Stock option compensation	0.5	0.6
Movement on other non-current assets and liabilities	(9.5)	(11.3)

Net cash provided by operating activities	42.4	56.7
Cash Flows from Investing Activities
Capital expenditures	(6.3)	(4.6)
Proceeds on disposal of property, plant and equipment	0.2	—
Purchase of short term investments	(6.0)	—
Sale of short term investments	3.3	—

Net cash (used in) investing activities	(8.8)	(4.6)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	7.0	(7.0)
Repayment of term loan	(10.0)	(55.0)
Receipt of term loan	—	50.0
Refinancing costs	—	(3.6)
Excess tax (deficiency)/benefit from stock based payment arrangements	—	0.1
Dividend paid	—	(1.2)
Issue of treasury stock	0.1	0.2
Repurchase of common stock	(0.2)	—

Net cash (used in) financing activities	(3.1)	(16.5)
Effect of exchange rate changes on cash	(0.3)	0.7

Net change in cash and cash equivalents	30.2	36.3
Cash and cash equivalents at beginning of period	68.6	13.9

Cash and cash equivalents at end of period	$98.8	$50.2

Amortization of deferred finance costs of $1.1 million (2009—$1.5 million) are included in depreciation and amortization in the cash flow statement but in interest in the income statement.

The accompanying footnotes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6
Net income	—	—	—	49.4	—	49.4
Net CTA change (1)	—	—	—	—	(3.7)	(3.7)
Derivatives (2)	—	—	—	—	(0.3)	(0.3)
Treasury stock re-issued	—	(0.2)	1.9	—	—	1.7
Stock option compensation	—	0.5	—	—	—	0.5
Amortization of net actuarial losses, net of tax	—	—	—	—	2.9	2.9
Gain on pension plan amendment, net of tax	—	—	—	—	12.3	12.3
Amortization of prior service credit, net of tax	—	—	—	—	(0.4)	(0.4)
Deferred income taxes (3)	—	—	—	—	(2.3)	(2.3)

Balance at September 30, 2010	$0.3	$286.1	$(62.3)	$186.2	$(192.6)	$217.7

(1)	Changes in cumulative translation adjustment.
(2)	Changes in unrealized losses on derivative instruments, net of tax.
(3)	Impact on deferred income taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $228.7 million ($164.6 million net of deferred taxes) previously recognized in other comprehensive loss.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income/(loss) for the period	$30.0	$(2.7)	$49.4	$6.7
Changes in cumulative translation adjustment	0.2	(7.0)	(3.7)	(0.7)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $(0.4) million, $(0.2) million, $0.1 million and $(1.0) million, respectively	0.9	0.4	(0.3)	2.5
Amortization of net actuarial losses, net of tax of $(0.4) million, $nil, $(1.0) million and $nil, respectively	1.0	—	2.9	—
Gain on pension plan amendment, net of tax of $nil, $nil, $(4.8) million and $nil, respectively	—	—	12.3	—
Amortization of prior service credit, net of tax of $0.1 million, $nil, $0.2 million and $nil, respectively	(0.2)	—	(0.4)	—
Deferred income taxes	(2.3)	—	(2.3)	—

Total comprehensive income/(loss)	$29.6	$(9.3)	$57.9	$8.5

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Net sales
Fuel Specialties	$113.9	$100.1	$330.9	$305.7
Active Chemicals	38.2	36.6	113.7	97.7
Octane Additives	21.9	12.5	61.3	30.9

	$174.0	$149.2	$505.9	$434.3

Gross profit
Fuel Specialties	$37.4	$32.9	$107.8	$105.1
Active Chemicals	8.3	8.7	24.8	20.8
Octane Additives	9.7	5.6	29.7	12.3

	$55.4	$47.2	$162.3	$138.2

Operating income/(loss)
Fuel Specialties	$18.7	$16.0	$57.9	$57.3
Active Chemicals	4.3	3.7	12.0	7.7
Octane Additives	6.4	(14.7)	24.7	(24.1)
Pension charge	(2.5)	(1.7)	(8.4)	(4.7)
Corporate costs	(5.4)	(4.4)	(19.2)	(10.2)

	21.5	(1.1)	67.0	26.0
Restructuring charge	—	—	(8.5)	(1.7)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)	(1.7)	(1.7)
Profit on disposal	—	—	0.2	—

Total operating income/(loss)	20.9	(1.7)	57.0	22.6
Other net income	11.6	7.1	0.7	0.3
Interest expense	(1.3)	(1.5)	(3.8)	(4.9)
Interest income	0.1	0.1	0.3	0.2

Income before income taxes	$31.3	$4.0	$54.2	$18.2

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Depreciation
Fuel Specialties	$0.6	$0.6	$1.8	$1.7
Active Chemicals	1.2	1.4	3.5	3.8
Octane Additives	0.2	0.4	0.6	1.5
Corporate	0.4	0.4	1.1	1.7

	$2.4	$2.8	$7.0	$8.7

Amortization
Fuel Specialties	$0.6	$0.6	$1.7	$1.7
Active Chemicals	0.3	0.3	1.0	1.0
Octane Additives	0.3	0.3	0.8	0.8

	$1.2	$1.2	$3.5	$3.5

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company maintains a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees. The components of the net periodic cost were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Service cost	$(0.2)	$(1.0)	$(1.4)	$(2.8)
Interest cost on projected benefit obligation	(10.1)	(10.8)	(30.5)	(28.6)
Expected return on plan assets	8.8	10.1	26.8	26.7
Amortization of prior service credit	0.3	—	0.6	—
Amortization of net actuarial losses	(1.3)	—	(3.9)	—

	$(2.5)	$(1.7)	$(8.4)	$(4.7)

The Company closed the Plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment charge of $8.2 million in the first quarter of 2010. During the second quarter of 2010 the Company implemented a pension increase exchange (“PIE”) program for current pensioners, effective April 1, 2010, which reduced the projected benefit obligation (“PBO”) by $17.1 million. This reduction in PBO resulted in a prior service credit which is being amortized using the straight-line method over the remaining life expectancy of Plan pensioners of 15 years commencing April 1, 2010. The PIE program provided pensioners with the option of receiving a one-off immediate increase to their pension in lieu of future non-statutory increases. The Company expects its annual cash contribution to pension plans to increase from $9.6 million in 2009 to between $15 million and $20 million in 2010 primarily to fund the Plan deficit.

At September 30, 2010, the Company has a pension liability of $113.1 million recorded in its balance sheet.

NOTE 4—INTANGIBLE ASSETS

	Nine Months Ended September 30
(in millions)	2010	2009
Gross cost at January 1 and September 30	$108.9	$109.0

Accumulated amortization at January 1	(85.2)	(80.7)
Amortization charge	(3.5)	(3.5)

Accumulated amortization at September 30	(88.7)	(84.2)

Net book amount at September 30	$20.2	$24.8

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead. In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $1.5 million was recognized in the first nine months of 2010 (2009—$1.5 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Others

The remaining intangible assets of $86.8 million relate to those recognized in the acquisition accounting in respect of Finetex (now merged into Innospec Active Chemicals LLC), Innospec Widnes Limited (previously known as Aroma Fine Chemicals Limited), Innospec Fuel Specialties LLC (previously known as Octel Starreon LLC) and Veritel Chemicals BV. These assets are being amortized straight-line over periods of up to 13 years with the exception of the Veritel asset which was fully amortized as at December 31, 2007. An amortization charge of $2.0 million was recognized in the first nine months of 2010 (2009—$2.0 million).

NOTE 5—GOODWILL

	Nine Months Ended September 30
(in millions)	2010	2009
At January 1
Gross cost	$674.3	$673.9
Accumulated Octane Additives business goodwill impairment losses	(229.8)	(227.6)

	444.5	446.3
Impairment of Octane Additives business goodwill	(1.7)	(1.7)
Exchange effect	(0.1)	0.5

At September 30	$442.7	$445.1

Gross cost	$674.2	$674.4
Accumulated Octane Additives business goodwill impairment losses	(231.5)	(229.3)

	442.7	445.1

Accumulated amortization at January 1	(298.5)	(298.1)
Exchange effect	—	(0.4)

Accumulated amortization at September 30	(298.5)	(298.5)

Net book amount at September 30	$144.2	$146.6

Octane Additives business goodwill	$5.1	$7.3
Other	139.1	139.3

	$144.2	$146.6

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TAXATION

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2010	$3.8	$15.6	$19.4
Additions for tax positions of prior periods	0.1	2.0	2.1
Settlements	(2.5)	(7.4)	(9.9)

Closing balance at September 30, 2010	1.4	10.2	11.6
Current	(1.0)	(2.5)	(3.5)

Non-current	$0.4	$7.7	$8.1

All of the $11.6 million of unrecognized tax benefits would impact our effective tax rate if recognized.

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

As previously disclosed, the Company has been assessing the possible tax implications arising from the settlement of the United Nations Oil for Food Program (“OFFP”) and the U.S. Foreign Corrupt Practices Act (“FCPA”) investigations. The Company determined in the first quarter of 2010 that an element of the $42.7 million settlement accruals would be tax deductible and accordingly recorded a $2.0 million addition to unrecognized tax benefits. On September 30, 2010, Innospec Limited and HMRC reached an agreement in relation to the investigations which provided for an additional payment of $0.7 million and resulted in a reduction of $4.9 million in unrecognized tax benefits in the third quarter of 2010. The tax implications in other jurisdictions are still to be resolved. Accordingly, the eventual outcome of these matters and any relevant tax implications is inherently uncertain and the outcome may have a favorable or adverse material impact on the Company’s results of operations, financial position and cash flows.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at September 30, 2010, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states. The Company does not anticipate that adjustments arising out of these state tax audits would result in a material change to its financial position as at September 30, 2010.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Numerator (millions of dollars):
Net income/(loss) available to common stockholders	$30.0	$(2.7)	$49.4	$6.7

Denominator (in thousands):
Weighted average common shares outstanding	23,805	23,663	23,757	23,635
Dilutive effect of stock options and awards	1,197	—	1,174	1,074

Denominator for diluted earnings per share	25,002	23,663	24,931	24,709

Net income/(loss) per share, basic:	$1.26	$(0.11)	$2.08	$0.28

Net income/(loss) per share, diluted:	$1.20	$(0.11)	$1.98	$0.27

In the three and nine months ended September 30, 2010, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 63,645 and 64,600, respectively (2009—63,576 and 134,984, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At September 30, 2010, the Company had authorized common stock of 40,000,000 shares (December 31, 2009—40,000,000). Issued shares at September 30, 2010, were 29,554,500 (December 31, 2009—29,554,500) and treasury stock amounted to 5,738,582 shares (December 31, 2009—5,890,447).

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

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2010	2009
Dividend yield	1.0%	2.5%
Expected life	5 years	5 years
Volatility	82.3%	76.5%
Risk free interest rate	1.36%	1.24%

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three and nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 1, 2010	1,211,506	$2.73
Exercised	(22,052)	$2.99
Forfeitures	(1,065)	$22.27

Outstanding at September 30, 2010	1,188,389	$2.70

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2010	1,159,885	$2.45
Grants—at discount	187,016	$—	$8.10
Grants—at market value	63,518	$10.49	$7.08
Exercised	(161,476)	$0.99
Forfeitures	(60,554)	$2.39

Outstanding at September 30, 2010	1,188,389	$2.70

The following table summarizes information about options outstanding at September 30, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	1,001,249	8.44	$0.63	46,540	5.77	$—
$ 5 - $10	63,460	4.28	$9.20	63,460	4.28	$9.20
$10 - $15	64,818	9.29	$10.51	1,300	3.62	$11.50
$20 - $25	41,388	7.40	$20.32	—	—	$—
$25 - $30	17,474	6.40	$27.09	17,474	6.40	$27.09

	1,188,389			128,774

The aggregate intrinsic value of fully vested stock options is $1.0 million. Of the 128,774 stock options that are exercisable, 13,340 have performance conditions attached. The total compensation cost for the first nine months of 2010 was $2.2 million (2009—$0.6 million, including a gain of $2.4 million related to stock options forfeited upon resignation of the Company’s former CEO). The total compensation cost related to nonvested stock options not yet recognized at September 30, 2010 is $3.5 million and this cost is expected to be recognized over the weighted-average period of 1.98 years.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised in the first nine months of 2010 was $3.4 million (2009—$0.4 million). The amount of cash received from the exercise of stock option awards in the first nine months of 2010 was $0.2 million (2009—$0.2 million). The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During the first nine months of 2010 the new total fair value of shares vested was $4.4 million (2009—$1.1 million).

The total options vested in the first nine months of 2010 were 174,298 (2009—176,848).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2009—$8 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2010	2009
Balance at January 1	$0.2	$0.1
Compensation charge	0.2	0.1

Balance at September 30	$0.4	$0.2

The following assumptions were used in the Monte Carlo model:

	2010	2009
Dividend yield	0.7%	0.7%
Volatility	86.5%	77.2%
Risk free interest rate	0.64%	1.45%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	September 30 2010	December 31 2009
Senior term loan	$40.0	$50.0
Revolving credit	8.0	1.0

	48.0	51.0
Less current portion	(15.0)	(10.0)

	$33.0	$41.0

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to September 30, 2010, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The following table presents the projected annual maturities for the next two years after September 30, 2010:

(in millions)	Term Loan	Revolving Credit Facility	Total
2011	$15.0	$—	$15.0
2012	25.0	8.0	33.0

	$40.0	$8.0	$48.0

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

Movements in the provisions are summarized as follows:

	Q3 YTD 2010				Q3 YTD 2009 Total
(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1	$1.3	$1.0	$26.1	$28.4	$26.9
Charge for the period	0.3	—	1.6	1.9	3.1
Expenditure	(0.4)	(0.3)	(2.0)	(2.7)	(3.1)
Exchange effect	—	—	0.1	0.1	0.1

Total at September 30	1.2	0.7	25.8	27.7	27.0
Due within one year	(0.2)	(0.7)	(3.5)	(4.4)	(5.4)

Balance at September 30	$1.0	$—	$22.3	$23.3	$21.6

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first nine months of 2010 was $1.6 million.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our Ellesmere Port site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate these flows sufficiently reliably to recognize a provision.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the nine months ended September 30, 2010, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Level 1, 2 and 3.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$98.8	$98.8	$68.6	$68.6
Short term investments	2.7	2.7	—	—
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	5.1	5.1	6.8	6.8
Derivatives (Level 1 measurement):
Commodity swaps	1.4	1.4	1.6	1.6
Foreign currency forward exchange contracts	1.5	1.5	—	—

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$48.0	$48.0	$51.0	$51.0
Derivatives (all Level 1 measurement):
Interest rate swaps	0.6	0.6	0.4	0.4
Foreign currency forward exchange contracts	—	—	0.3	0.3

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2010	$6.8
Total gains or losses (realized/unrealized):
Included in earnings	(1.7)
Included in other comprehensive income	—

Balance at September 30, 2010	$5.1

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2010	2009
Balance at January 1	$1.2	$(2.0)
Change in fair value	(0.4)	3.3

Balance at September 30	$0.8	$1.3

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012. The interest rate swaps have been designated as a cash flow hedge against $40.0 million of underlying floating rate debt obligations, that stood at $48.0 million at September 30, 2010, and qualify for hedge accounting as at September 30, 2010 and December 31, 2009.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at September 30, 2010 and December 31, 2009.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $0.8 million at September 30, 2010 (2009—net unrealized gain of $1.3 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the nine months ended September 30, 2010, and year ended December 31, 2009, and accordingly no gain or loss was recognized in earnings in either period. The Company expects a net unrealized gain of $0.5 million at September 30, 2010 to be reclassified into earnings in the next 12 months, and the remaining $0.3 million to be reclassified into earnings in the following 12 months.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at September 30, 2010 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry Date
Interest rate swap	$7.5	1.4435%	February 7, 2011
	$7.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduced from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at September 30, 2010 and December 31, 2009 the Company had the following summarized commodity swaps:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—1,350 tonnes			$1.6	$1.6
Notional quantity—3,300 tonnes	$1.4	$1.4

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at September 30, 2010 and December 31, 2009. The impact on the income statement for the nine months ended September 30, 2010 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate contracts	$(0.6)	Interest income/(expense)	$0.4
Commodity contracts	0.6	Cost of goods sold	(0.8)

	—		(0.4)
Taxation	—	Income taxes	0.1

	$—		$(0.3)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 3 years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the nine months ended September 30, 2010 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income for the Nine Months Ended September 30, 2010
Foreign currency forward exchange contracts	Other income/(expense)	$(0.4)

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

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years and the first payments aggregating to $10.0 million were made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. In September 2010 a payment of $2.5 million was made to the DOJ which comprises a portion of the fine which is contingent on future trading. As at September 30, 2010, the expected schedule of payments is as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$—	$40.2
Probable future expenses	—	3.9	3.9
Less discounting to net present value	(0.7)	—	(0.7)

	39.5	3.9	43.4
Amounts paid:
- fixed	(10.0)	—	(10.0)
- contingent on future trading	(2.5)	—	(2.5)
Exchange effect	0.3	—	0.3

	27.3	3.9	31.2
Due within one year	(7.2)	(1.3)	(8.5)

	$20.1	$2.6	$22.7

For accounting purposes only we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $1.1 million remaining as at September 30, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead (TEL) fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The factual allegations underlying the complaint appear to relate to the same matters that were the subject of the Company’s recently-disclosed resolution with the DOJ, SEC, OFAC and SFO. On September 22, 2010, the Company filed a motion to dismiss. On October 4, 2010, NewMarket filed an amended complaint incorporating the Sherman Act and related claims in addition to its previous claims. The Company filed its response to the amended complaint and a separate motion to dismiss on October 29, 2010. The Company believes both the complaint and amended complaint are without merit and intends to defend them vigorously, but because of uncertainties associated with the ultimate outcome of these complaints and the costs to the Company of responding to them, we cannot assure

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at September 30, 2010 we had accrued $0.5 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

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

Whilst it is not possible to predict with certainty the outcome of any legal proceedings, it is our opinion, based on our current knowledge, that we will not suffer any material adverse effect on our results of operations, financial position or cash flows as a result of any actual or threatened litigation.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This included guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2010, such contingent liabilities amounted to $5.6 million.

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

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU amends ASC Subtopic 820-10 to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. ASU 2010-06 further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for financial statements issued by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 for the quarter ended March 31, 2010 and subsequent periods. Adoption did not have a material impact on its consolidated financial statements.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2010

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

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Net sales
Fuel Specialties	$113.9	$100.1	$330.9	$305.7
Active Chemicals	38.2	36.6	113.7	97.7
Octane Additives	21.9	12.5	61.3	30.9

	$174.0	$149.2	$505.9	$434.3

Gross profit
Fuel Specialties	$37.4	$32.9	$107.8	$105.1
Active Chemicals	8.3	8.7	24.8	20.8
Octane Additives	9.7	5.6	29.7	12.3

	$55.4	$47.2	$162.3	$138.2

Operating income/(loss)
Fuel Specialties	$18.7	$16.0	$57.9	$57.3
Active Chemicals	4.3	3.7	12.0	7.7
Octane Additives	6.4	(14.7)	24.7	(24.1)
Pension charge	(2.5)	(1.7)	(8.4)	(4.7)
Corporate costs	(5.4)	(4.4)	(19.2)	(10.2)

	21.5	(1.1)	67.0	26.0
Restructuring charge	—	—	(8.5)	(1.7)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)	(1.7)	(1.7)
Profit on disposal	—	—	0.2	—

Total operating income/(loss)	20.9	(1.7)	57.0	22.6
Other net income	11.6	7.1	0.7	0.3
Interest expense	(1.3)	(1.5)	(3.8)	(4.9)
Interest income	0.1	0.1	0.3	0.2

Income before income taxes	$31.3	$4.0	$54.2	$18.2

Three Months Ended September 30, 2010:

(in millions, except ratios)	2010	2009	Change
Net sales:
Fuel Specialties	$113.9	$100.1	$13.8	+14%
Active Chemicals	38.2	36.6	1.6	+4%
Octane Additives	21.9	12.5	9.4	+75%

	$174.0	$149.2	$24.8	+17%

Gross profit:
Fuel Specialties	$37.4	$32.9	$4.5	+14%
Active Chemicals	8.3	8.7	(0.4)	-5%
Octane Additives	9.7	5.6	4.1	+73%

	$55.4	$47.2	$8.2	+17%

Gross margin (%)
Fuel Specialties	32.8	32.9	-0.1
Active Chemicals	21.7	23.8	-2.1
Octane Additives	44.3	44.8	-0.5
Aggregate	31.8	31.6	+0.2

Operating expenses:
Fuel Specialties	$(18.1)	$(16.3)	$(1.8)	+11%
Active Chemicals	(3.7)	(4.7)	1.0	-21%
Octane Additives	(3.0)	(20.0)	17.0	-85%
Pension charge	(2.5)	(1.7)	(0.8)	+47%
Corporate costs	(5.4)	(4.4)	(1.0)	+23%

	$(32.7)	$(47.1)	$14.4	-31%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+7	+11	+52	+34	+17
Price and product mix	+8	+6	-22	-9	+2
Exchange rates	n/a	-11	-1	n/a	-5

	+15	+6	+29	+25	+14

Gross margin: the year on year decrease of 0.1 percentage points reflects the competitive pressure on margins as raw material costs have continued to rise in the quarter, offset by an increased proportion of higher margin Avtel sales.

Operating expenses: the year on year increase of 11% was less than the 14% sales growth as we continued to leverage the infrastructure of this business. In addition, there were 3% higher research and development expenses to support this developing business and increased legal and other professional expenses.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+14	-14	+13	n/a
Price and product mix	+10	+10	+21	+11
Exchange rates	-2	-9	-5	-7

	+22	-13	+29	+4

Gross margin: the year on year decrease of 2.1 percentage points reflects the competitive pressure on margins as raw material costs have continued to rise in the quarter, and the adverse impact from lower utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year decrease was $1.0 million or 21%. The decrease was achieved despite the 4% sales growth and 25% increase in research and development expenses to support this developing business, primarily due to the higher costs incurred last year complying with Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) in the European Union.

Octane Additives

Net sales: increased by 75% due to improved volumes (up 55 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 20 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Africa.

Gross margin: the year on year decrease of 0.5 percentage points primarily reflects the decrease in TEL production volumes in the current quarter on the fixed cost base on the TEL manufacturing site.

Operating expenses: excluding the impact in 2009 of the $18.3 million accrual for the OFFP and FCPA settlement, the year on year increase in operating expenses was $1.3 million, or 76%, primarily in respect of increased legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $0.8 million to $2.5 million primarily reflecting the requirement in 2010 to amortize net actuarial losses, offset by the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: increased to $5.4 million from $4.4 million a year ago primarily due to higher personnel-related costs and the increased cost of alternative pension arrangements following the closure of the pension plan to future service accrual with effect from March 31, 2010.

Amortization of intangible assets: was $1.2 million in both 2010 and 2009.

Impairment of Octane Additives business goodwill: was $0.6 million in both 2010 and 2009.

Other net income: of $11.6 million in 2010 relates to net foreign exchange gains on foreign currency forward exchange contracts and translation of net assets denominated in non-functional currencies in our European businesses. In 2009 other net income of $7.1 million related to net foreign currency gains of $7.0 million and sundry other income of $0.1 million.

Interest expense (net): has decreased from $1.4 million to $1.2 million due to the lower level of debt in 2010.

Income taxes: the effective tax rate, once adjusted for Octane Additives business goodwill impairment and the $18.3 million accrual in 2009 for the OFFP and FCPA settlement, is 4.1% compared to 29.3% in 2009. The decrease of 25.2 percentage points is due to the positive impact of taxable profits in different geographical locations and the adjustment of income tax provisions as a result of the settlement in the third quarter of 2010 of a United Kingdom tax position. This was in addition to a $1.1 million net deferred tax credit in the third quarter of 2010, primarily in respect of pension plan unrecognized actuarial net losses, following the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011 enacted in July 2010.

(in millions)	2010	2009
Income before income taxes	$31.3	$4.0
Add back OFFP/FCPA settlement accrual	—	18.3
Add back Impairment of Octane Additives business goodwill	0.6	0.6

	$31.9	$22.9

Income taxes	$1.3	$6.7

Adjusted effective tax rate	4.1%	29.3%

Nine Months Ended September 30, 2010:

(in millions, except ratios)	2010	2009	Change
Net sales:
Fuel Specialties	$330.9	$305.7	$25.2	+8%
Active Chemicals	113.7	97.7	16.0	+16%
Octane Additives	61.3	30.9	30.4	+98%

	$505.9	$434.3	$71.6	+16%

Gross profit:
Fuel Specialties	$107.8	$105.1	$2.7	+3%
Active Chemicals	24.8	20.8	4.0	+19%
Octane Additives	29.7	12.3	17.4	+141%

	$162.3	$138.2	$24.1	+17%

Gross margin (%)
Fuel Specialties	32.6	34.4	-1.8
Active Chemicals	21.8	21.3	+0.5
Octane Additives	48.5	39.8	+8.7
Aggregate	32.1	31.8	+0.3

Operating expenses:
Fuel Specialties	$(48.2)	$(46.1)	$(2.1)	+5%
Active Chemicals	(11.8)	(12.1)	0.3	-2%
Octane Additives	(4.2)	(35.6)	31.4	-88%
Pension charge	(8.4)	(4.7)	(3.7)	+79%
Corporate costs	(19.2)	(10.2)	(9.0)	+88%

	$(91.8)	$(108.7)	$16.9	-16%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+3	+10	+103	-2	+17
Price and product mix	-1	-1	-53	+8	-7
Exchange rates	n/a	-5	-1	n/a	-2

	+2	+4	+49	+6	+8

Gross margin: the year on year decrease of 1.8 percentage points reflects the competitive pressure on margins as raw material costs have increased in 2010. This was offset by the impact of higher margins within our Avtel business from increased TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: the year on year increase of 5% was less than the 8% sales growth as we continued to leverage the infrastructure of this business. In addition, there were 10% higher research and development expenses to support this developing business and increased legal and other professional expenses.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+13	-3	+11	+5
Price and product mix	+9	+16	+15	+13
Exchange rates	n/a	-3	-1	-2

	+22	+10	+25	+16

Gross margin: the year on year increase of 0.5 percentage points reflects the improved performance from our Personal Care and Polymers businesses, which suffered from poor demand in 2009, despite the competitive pressure on margins as raw material costs have increased in 2010.

Operating expenses: the year on year decrease was $0.3 million or 2%. The decrease was achieved despite the 16% sales growth and 33% increase in research and development expenses to support this developing business, primarily due to the higher costs incurred last year complying with REACH.

Octane Additives

Net sales: increased by 98% due to improved volumes (up 82 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 16 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Africa.

Gross margin: the year on year increase of 8.7 percentage points primarily reflects the increased TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: excluding the impact of the $12.9 million OFFP and FCPA legal and other professional expenses and $18.3 million accrual for the OFFP and FCPA settlement in 2009, and $3.0 million adjustment to the related settlement accrual in 2010, the year on year increase in operating expenses was $2.8 million, or 64%, primarily due to increased selling costs and higher legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $3.7 million to $8.4 million primarily reflecting the requirement in 2010 to amortize net actuarial losses, offset by the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: increased by $9.0 million due to a $3.9 million charge in the first quarter of 2010 for probable future independent corporate compliance monitor expenses over the next three years. In 2009 corporate costs included a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO. Excluding these items, corporate costs were $15.3 million, compared with $12.6 million a year ago, in part due to higher personnel-related costs and the increased cost of alternative pension arrangements following the closure of the pension plan to future service accrual with effect from March 31, 2010.

Restructuring charge: is comprised of the following:

(in millions)	2010	2009
Pension curtailment	$8.2	$—
Reduction in EMEA headcount	0.3	0.3
Separation agreement with the former CEO	—	1.3
Site clearance	—	0.1

	$8.5	$1.7

The Company closed a defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment charge of $8.2 million in the first quarter.

Amortization of intangible assets: was $3.5 million in both 2010 and 2009.

Impairment of Octane Additives business goodwill: was $1.7 million in both 2010 and 2009.

Profit on disposal: in April 2010 the Company recognized $0.2 million profit following the disposal of surplus real estate.

Other net income: of $0.7 million in 2010 relates to $0.6 million of net foreign exchange gains and sundry other income of $0.1 million. In 2009 other net income of $0.3 million related to net foreign exchange gains.

Interest expense (net): has decreased from $4.7 million to $3.5 million, due to the lower level of debt in 2010, and the accelerated write off of $0.2 million of unamortized deferred finance costs in 2009.

Income taxes: the effective tax rate, once adjusted for Octane Additives business goodwill impairment and the $18.3 million accrual in 2009 for the OFFP and FCPA settlement, is 8.6% compared to 30.1% in 2009. The decrease of 21.5 percentage points is due to the positive impact of taxable profits in different geographical locations and the adjustment of income tax provisions as a result of settlements in the second and third quarters of 2010 of United Kingdom tax positions. This was in addition to the revised assumption in the first quarter of 2010 that an element of the OFFP and FCPA settlement accruals should be tax deductible; and a $1.1 million net deferred tax credit in the third quarter of 2010, primarily in respect of pension plan unrecognized actuarial net losses, following the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011 enacted in July 2010.

(in millions)	2010	2009
Income before income taxes	$54.2	$18.2
Add back OFFP/FCPA settlement accrual	—	18.3
Add back Impairment of Octane Additives business goodwill	1.7	1.7

	$55.9	$38.2

Income taxes	$4.8	$11.5

Adjusted effective tax rate	8.6%	30.1%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	September 30, 2010	December 31, 2009
Total current assets	$314.0	$282.9
Total current liabilities	(141.2)	(179.9)

Working capital	172.8	103.0
Less cash and cash equivalents	(98.8)	(68.6)
Less short term investments	(2.7)	—
Add back accrued income taxes	1.2	6.3
Add back short-term borrowing	15.0	10.0
Add back current portion of plant closure provisions	4.4	3.9
Add back current portion of unrecognized tax benefits	3.5	5.0
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$95.5	$59.7

In the first nine months of 2010 adjusted working capital increased by $35.8 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The net $2.8 million increase in accounts receivable and prepaid expenses was primarily due to increased trading in our Fuel Specialties and Active Chemicals businesses. Inventories declined by $4.6 million due to strong revenues in our Octane Additives business depleting inventory levels. The $37.6 million decrease in accounts payable and accrued liabilities primarily reflects the reclassification into long-term accrued liabilities of $22.7 million following settlement of the OFFP and FCPA investigations; and payments aggregating to $12.5 million made to each of the DOJ, SEC, OFAC and Southwark Crown Court. The remaining decrease of $2.4 million reflects payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation. We continue to expect net cash to decrease in future quarters based on the need to build working capital from recent low levels, increase our capital expenditures, and the timing of other cash flows.

Cash

At September 30, 2010 and December 31, 2009 we had cash and cash equivalents of $98.8 million and $68.6 million, respectively.

Short term investments

At September 30, 2010 and December 31, 2009 we had short term investments of $2.7 million and $nil, respectively.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to September 30, 2010, and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at September 30, 2010, the Company had $48.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt maturity profile as at September 30, 2010, including the finance facility, is set out below:

(in millions)
2011	$15.0
2012	33.0

48.0
Current portion of long-term debt	(15.0)

Long-term debt, net of current portion	$33.0

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing and blending facilities, offices and laboratories around the world. The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to customers around the world. The Company uses floating rate debt to finance these global operations. Consequently, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

The Company uses derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, the Company enters into derivative instruments with a diversified group of major financial institutions in order to manage the exposure to non-performance of such instruments. The Company’s objective in managing exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flows and to lower overall borrowing costs. The Company’s objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with such changes.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years and the first payments aggregating to $10.0 million were made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. In September 2010 a payment of $2.5 million was made to the DOJ which comprises a portion of the fine which is contingent on future trading. As at September 30, 2010, the expected schedule of payments is as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$—	$40.2
Probable future expenses	—	3.9	3.9
Less discounting to net present value	(0.7)	—	(0.7)

	39.5	3.9	43.4
Amounts paid:
- fixed	(10.0)	—	(10.0)
- contingent on future trading	(2.5)	—	(2.5)
Exchange effect	0.3	—	0.3

	27.3	3.9	31.2
Due within one year	(7.2)	(1.3)	(8.5)

	$20.1	$2.6	$22.7

For accounting purposes only we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $1.1 million remaining as at September 30, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead (TEL) fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The factual allegations underlying the complaint appear to relate to the same matters that were the subject of the Company’s recently-disclosed resolution with the DOJ, SEC, OFAC and SFO. On September 22, 2010, the Company filed a motion to dismiss. On October 4, 2010, NewMarket filed an amended complaint incorporating the Sherman Act and related claims in addition to its previous claims. The Company filed its response to the amended complaint and a separate motion to dismiss on October 29, 2010. The Company believes both the complaint and amended complaint are without merit and intends to defend them vigorously, but because of uncertainties associated with the ultimate outcome of these complaints and the costs to the Company of responding to them, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at September 30, 2010 we had accrued $0.5 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

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

Date: November 2, 2010	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 2, 2010	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer