Form 10-K
period 2010-12-31
INNOSPEC INC.
filed 2011-02-18
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8375 South Willow Street Littleton Colorado	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303)-792-5554

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:    Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐
No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐
No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒
No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2010) was approximately $124 million, based on the closing price of the common shares on the NASDAQ Stock Market on June 30, 2010. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 11, 2011, 23,586,382 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2011 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects”, “anticipates”, “may”, “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions, including in respect of the general business environment, regulatory actions or changes. If the risks or uncertainties materialize or assumptions prove incorrect or change, our actual performance or results may differ materially from those expressed or implied by such forward-looking statements and assumptions. You are urged to carefully review and consider the cautionary statements and other disclosures, including specifically those under the heading “Risk Factors”. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation”, “Company”, “Registrant”, “we”, “us”, and “our”, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

General

Innospec develops, manufactures, blends and markets fuel additives, personal care and fragrance products and other specialty chemicals. Our products are sold primarily to oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets.

Our principal executive offices are in Littleton, Colorado. We became an independent company on May 22, 1998, when we were spun off from our then parent corporation Chemtura Corporation, previously known as Great Lakes Chemical Corporation. We changed our name from Octel Corp. to Innospec Inc. on January 30, 2006. On March 21, 2006 we transferred the listing of our common stock from the New York Stock Exchange (“NYSE”) to the National Association of Securities Dealers Automated Quotations Stock Market (“NASDAQ”).

Segmental Information

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives business is characterized by declining demand. For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

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

Before 2005 the business had grown through a program of acquisitions. More recently growth in the Fuel Specialties business has been driven by new product development to address what we believe are the key drivers in demand for fuel additives. These key drivers include increased focus on fuel economy, changing engine technology and legislative developments. We have devoted substantial resources to the development of new and improved products that may be used to improve fuel efficiency. Accordingly in our Fuel Specialties segment 35% of our sales in 2010 were derived from products developed during the previous five years.

Active Chemicals

Our Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets.

Historically the business had grown through a program of acquisitions. This program included the acquisition of Finetex, Inc. in January 2005, Innospec Widnes Limited in August 2004, and Innospec Leuna GmbH in June 2004. Effective January 1, 2007 the businesses of Finetex, Inc. and ProChem Chemicals, Inc. were merged into Innospec Active Chemicals LLC. More recently, the business has grown through the development and marketing of innovative products to the personal care and fragrance industries.

The focus for our Active Chemicals business is to develop high performance products from its technology base in a focused number of markets.

Octane Additives

Our Octane Additives business, which is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business.

Sales of the Octane Additives business are now concentrated in a relatively small number of customers and therefore could decline in any one year with unpredictable volatility and severity. The average rate of decline in volume terms in demand for TEL in the last five years was approximately 10% per annum. We continue to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline.

Our environmental remediation business assists customers to manage the clean up of the associated redundant plants as refineries complete the move from leaded fuel.

Geographical Area

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Strategy

Our strategy is to develop new and improved technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Active Chemicals businesses.

Taking the segments together, in addition to the average organic revenue growth of 11% per annum, and average operating income growth of 28% per annum, in these businesses since 2005, we also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Active Chemicals sectors, in which the Company has existing experience, expertise and knowledge, provides the opportunities for positive returns on investment with lower operating risk.

Working Capital

The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to be able to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operation. We do not, however, believe that this is materially different to what our competitors do (with the exception of cetane number improvers, in which case we maintain high enough levels of inventory, as required, to retain our position as market leader in sales of these products).

The purchase of large tranches of some raw materials for our Fuel Specialties business does create some significant variation in working capital requirements, but these are planned and well managed by the business.

We do not believe that our terms of sale, or terms of purchase, differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, various solvents and ethylene.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source it via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material in products representing approximately 8% of the Company’s sales.

We use long-term contracts (generally with fixed costs or formula based costs) to help ensure availability and continuity of supply, and to manage the risk of cost increases. For some raw materials the risk of cost increases is managed with commodity swaps.

The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and adjust our procurement strategies as we deem appropriate. The Company forecasts its raw material requirements substantially in advance, and seeks to build long-term relationships and contractual positions with supply partners to safeguard its raw material positions. In addition, the Company operates an extensive risk management program which seeks to source all key raw materials from multiple sources, and to develop other contingency plans.

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive edge, particularly in the Fuel Specialties and Active Chemicals businesses. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.

The Company has a portfolio of trademarks and patents, both granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents were developed by the Company and, subject to maintenance obligations including the payment of renewal fees, have at least 10 years’ life remaining.

The trademark “Innospec” and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” are registered in all countries or jurisdictions in which the Company has a significant market presence. The Company also has trademark registrations in all countries or jurisdictions in which it has a significant market presence for the following: Stadis® (a range of conductivity improvers), Ortholeum® (a range of lubricant additives), Valvemaster® (a range of anti valve seat recession additives), Legal Diesel® (a range of diesel fuel additives), Satacen® (a range of iron-based organo-metallic fuel borne catalysts), Enviomet® (a range of biodegradable chelating agents), Natrlquest® (a range of biodegradable chelants for personal care), Iselux™ (a range of innovative, sulfate-free surfactants for personal care) and Finsolv® (a range of benzoate esters for personal care and cosmetic products).

We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free from infringement of our intellectual property.

Customers

Fuel Specialties: Our customers are national oil companies, multinational oil companies and fuel retailers.

Active Chemicals: Our customers range from large multinational companies and manufacturers of personal care and household products, to specialty chemical manufacturers operating in niche industries.

Octane Additives: Sales of TEL for use in automotive gasoline are made principally to the retail refinery market which comprises state owned refineries focused in the Middle East and

Northern Africa. Our environmental remediation business then serves these customers to manage the clean up of the associated redundant plants as refineries complete the move away from leaded fuel.

We have sales contracts with customers using fixed or formula based prices, as appropriate, to maintain our gross profits.

In 2010 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $67.8 million (10%) of net group sales. In 2009 and 2008, Shell accounted for $76.1 million (13%) and $84.6 million (13%) of net group sales, respectively.

Competition

Fuel Specialties: The Fuel Specialties market is fragmented and characterized by a small number of competitors in each submarket. The competitors in each submarket differ with no one company holding a dominant position in the Fuel Specialties market. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term relationships with refinery customers.

Active Chemicals: We operate in three principal markets within Active Chemicals – Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients. The Personal Care and Household, Industrial & Institutional markets are both highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical region in which we operate. The Fragrance Ingredients market is more concentrated, with a small number of principal competitors. Our competitive position in all three markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of Specialty Chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

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

Our principal R&D facilities are located in Newark, Delaware; Spencer, North Carolina; and Ellesmere Port and Widnes, United Kingdom. Expenditures to support R&D services to customers were $17.6 million, $16.4 million and $14.8 million in 2010, 2009 and 2008, respectively.

We consider that our proven technical capability provides us with a significant competitive edge. In the last three years, the Fuel Specialties business has developed new detergent, cold flow, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability is now also instrumental in us producing innovative new products within our Active Chemicals business including Iselux™ and Statsafe®.

Health, Safety and Environmental Matters

We are subject to environmental laws in all of the countries in which we conduct business. Management believes that the Company is in material compliance with all applicable environmental laws and has made appropriate provision for the continued costs of compliance with environmental laws.

The principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port, which is the last ongoing manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. At Ellesmere Port there is a continuing remediation program related to certain manufacturing units that have been closed. We regularly review the future expected costs of remediation and the current estimate is reflected in Note 12 of the Notes to the Consolidated Financial Statements.

We record environmental liabilities relating to the retirement of assets and environmental clean up when they are probable and costs can be estimated reasonably. This involves anticipating the program of work and the associated future expected costs, and so involves the exercise of judgment by management.

It is possible that new laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. The European Union (“EU”) has approved additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) which requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration process and period the Company will incur expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $8 million over the next 7 years. While the Company expects that its products will be approved for registration after testing it is possible that certain products may not ultimately be registered if the test data proves unsatisfactory. If that happens, the sale of some of the Company’s products may be restricted or prohibited in the EU.

The Company may also be subject to legislation or treaties, including those relating to global warming, climate change, or carbon intensity, which could adversely impact its costs or its ability to develop, manufacture and sell products. The Company maintains an active risk management program which seeks to identify and mitigate threats to its products and facilities from such changes.

Employees

The Company had approximately 850 employees in 20 countries as at December 31, 2010.

Available Information

We file with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements and other documents. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site at www.sec.gov that contains reports, proxy and information statements, and other information that registrants, including the Company, file electronically with the SEC.

Our corporate web site is www.innospecinc.com. We make available, free of charge, on or through this web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. In addition, Innospec’s Corporate Governance Guidelines, Code of Ethics and Director Independence standards, and the written charters for the committees of Innospec’s Board of Directors are available on this web site under “Investor Relations – Corporate Governance” and in print upon request by writing to: Corporate Secretary, Innospec Inc., 8375 South Willow Street, Littleton, Colorado, 80124.

The Company routinely posts important information for investors on its web site (under Investor Relations). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

None of the above available information forms part of this filing on Form 10-K, unless specifically incorporated by reference elsewhere in this Form 10-K.

Item 1A	Risk Factors

Our business is subject to many factors that could materially adversely affect our future performance and cause our actual results to differ materially from those experienced or implied by forward-looking statements made in this Annual Report on Form 10-K. Investing in our securities involves risks and accordingly investors should carefully evaluate these risks, including specifically those risk factors described below, before deciding to invest in our securities. Except as otherwise indicated, these risk factors may or may not occur and we cannot predict the likelihood of any such factor occurring. Other risk factors may exist that we do not presently consider significant based on information that is currently available to us. In addition, new risks may emerge at any time, and we cannot currently predict those risks or estimate the extent to which they may affect our future performance.

We are subject to regulation of our international operations that could adversely affect our business and results of operations.

Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including those that prohibit improper payments to government officials, restrict where and with whom we can do business, and limit the products, software, and technology that we can supply to certain countries and customers. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. sanctions and assets control programs administered by the U.S. Department of the Treasury, and the U.S. export control laws such as the Export Administration Regulations, as well as equivalent laws and regulations in other countries relevant to our business operations. For example, a number of the countries in which we operate are known to experience corruption and our operations there are subject to the risks of an unauthorized payment or other improper activity by one of our employees or agents, which could expose us to a liability under relevant laws, such as the FCPA, the United Kingdom anti-bribery laws, and other equivalent anti-bribery laws. Similarly, unauthorized activity or conduct by employees or agents in or with foreign countries could cause us to be in violation of sanctions and assets control programs or export control laws. Violations of any of these types of laws, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our business, financial condition and results of operations.

As we have previously disclosed, the Company has been the subject of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company under the FCPA and certain other laws and regulations as further discussed in “Legal Proceedings”, and in the first quarter of 2010 entered into a $40.2 million settlement with the relevant government authorities to resolve all matters relating to the investigations. It is possible that as a result of such settlement, the Company could suffer loss of business, adverse financial impact, administrative costs, damage to reputation and adverse consequences on financing for current or future business opportunities.

We may be required to make additional cash contributions to the defined benefit pension plan that we operate in the United Kingdom and recognize greater pension charges.

The Company maintains a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2010, the results of which are reflected in these consolidated financial statements. At December 31, 2010 the underlying plan asset value and Projected Benefit Obligation (“PBO”) were $672.3 million and $684.0 million, respectively, resulting in a deficit of $11.7 million.

Movements in the underlying plan asset value and PBO are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pension increases and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension cost recognized in the income statement. Such changes could adversely impact our results of operations and financial position.

Since April 2010 the Company has been contributing £5.8 million ($9.1 million) per calendar year to the Plan in accordance with a 10-year actuarial deficit recovery plan agreed with the trustees. Accordingly, the Company expects its annual cash contribution for 2011 to be approximately $9 million.

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

Certain markets in which the Company’s businesses operate are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lives, customer relationships and service, and regulatory and toxicological expertise. For some of our products our competitors are larger than us and may have greater access to financial, technological and other resources. As a result, these competitors may be better able to adapt to changes in conditions within the industries in which the Company operates, fluctuations in the costs of raw materials or changes in global economic conditions. Competitors may also be able to introduce new products with enhanced features that may cause a decline in the demand and sales of our products. Consolidation of customers or competitors, or economic problems of customers, in the market areas in which the Company operates may cause a loss of market share for the Company’s products, place downward pressure on prices, result in payment delays or non-payment and declining plant utilization rates. Any of these risks could adversely impact our results of operations, financial position and cash flows.

We could be adversely affected by technological changes in our industry.

Our ability to maintain or enhance our technological capabilities, develop and market products and applications that meet changing customer requirements, and successfully anticipate or respond to technological changes in a cost effective and timely manner will likely impact our future business success. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance. For some of our products our competitors are larger than us and may have greater access to financial, technological and other resources. Competitors may be able to introduce new products with enhanced features that may cause a decline in the demand and sales of our products, and accordingly could adversely impact our results of operations, financial position and cash flows.

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

Approximately 35% of the Company’s common stock is held by three stockholders. A decision by any of these stockholders to sell all or a significant part of its holding in the Company, or a sudden or unexpected disposition of Company stock, could result in a significant decline in the Company’s stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income taxes and state taxes in the U.S., as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different to that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, this could adversely impact our results of operations, financial position and cash flows.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued services of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. Our future success will also depend on the continued ability to attract, retain and motivate highly-qualified technical, sales and support staff. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, this could adversely impact our results of operations, financial position and cash flows.

We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our results of operations.

The Company generates a portion of its revenues and incurs some operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of some of our foreign subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate, for inclusion in our consolidated financial statements. Fluctuations in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent that such figures reflect the inclusion of foreign assets and liabilities which are translated into U.S. dollars for presentation in our consolidated financial statements, as well as our results of operations.

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

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed costs or formula based costs) to help ensure availability and continuity of supply, and to manage the risk of cost increases. We have entered into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could similarly increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

A disruption in the supply of raw materials or transportation services would have a material adverse impact on our results of operations.

The transportation industry is in a situation where supply and demand are currently broadly in balance. However, the chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. When we identify a situation where an imbalance may occur or is occurring in raw materials or transportation services we may build certain inventories of strategic importance. Any significant disruption in the supply of either of these could affect our ability to obtain raw materials or transportation services at accessible costs, if at all, which could adversely impact our results of operations, financial position and cash flows.

Continuing adverse global economic conditions could materially affect our current and future businesses.

The ongoing concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies, the generally restricted environment for credit, and prolonged declines in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and accordingly operate in certain countries which do not have stable economies or governments. Specifically, we trade in countries experiencing political and economic instability in the Middle East, Northern Africa, Asia Pacific, Eastern Europe and South America regions. Our international operations are subject to international business risks including, but not limited to, unsettled political conditions, risk of expropriation, import and export restrictions, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. The occurrence or imposition of any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Failure to protect our intellectual property rights could adversely affect our future performance and cash flows.

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive edge. We therefore depend on our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to develop or protect our intellectual property rights may result in the loss of valuable technologies, or our having to pay other companies for infringing on their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending against these claims, which may cause our customers to switch to our competitors. The occurrence of any, or a combination, of these events could adversely impact our results of operations, financial position and cash flows.

We are subject to extensive government regulation.

We are subject to regulation by local, state, federal and foreign government authorities. In some circumstances these authorities must approve our products, manufacturing processes and facilities before we may sell certain products. Many of the Company’s products are required to be registered with the U.S. Environmental Protection Agency and with comparable government agencies in the European Union and elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities including the requirement to produce product data.

In order to obtain regulatory approval of certain new products we must, amongst other things, demonstrate to the relevant authorities that the product is appropriate and effective for its intended uses, and that we are capable of manufacturing the product in accordance with applicable regulations. This approval process can be costly, time consuming, and subject to unanticipated and significant delays. Accordingly, we cannot provide assurance that approvals will be granted on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate income from those products. It is possible that new laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, distribution and sale of our products. While the Company expects that its products will obtain regulatory approval it is possible that certain products may not. In such an outcome some of the Company’s products may be restricted or prohibited in the jurisdiction where approval cannot be obtained, which could adversely impact our results of operations, financial position and cash flows.

Legal proceedings and other claims could impose substantial costs on us.

In addition to matters described in more detail in Item 3 of Part I (“Legal Proceedings”), we are occasionally involved in legal proceedings that result from, and are incidental to, the conduct of our business, including employee and product liability claims. We have insurance coverage to mitigate anticipated potential damages in a wide variety of such proceedings, however, if our insurance did not cover such claims, this could adversely impact our results of operations, financial position and cash flows.

Unexpected environmental matters could have a substantial adverse impact on our results of operations.

The Company operates a number of manufacturing sites. As such, it is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials on these sites. The Company is also required to obtain various environmental permits and licenses, many of which require periodic notification and renewal.

The Company’s historic operations, and the historic operations of companies that have previously operated on sites that the Company has acquired, pose the risk of environmental contamination. Discovery of unexpected contamination may result in fines or criminal sanctions being imposed against the Company or may require the Company to pay material remediation or fines to address the effects and to remediate this contamination.

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

In addition, the finance facility requires the Company to meet certain financial ratios defined therein including net debt to EBITDA and net interest expense to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. The ability to meet these financial covenants depends upon the future successful operating performance of the businesses. If the Company fails to meet agreed financial covenants then it would be in technical default under the finance facility and the maturity of the Company’s outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If the Company were found to be in default under the finance facility, this could adversely impact our results of operations, financial position and cash flows.

The Company may choose to refinance some of the existing debt before the end of the remaining term of the current finance facility. Should the Company not be able to secure refinancing on satisfactory terms this could adversely impact our ability to capitalize on future business opportunities.

We may not be able to consummate, finance or successfully integrate future acquisitions, partnerships or other opportunities into our business, which could hinder our strategy or result in unanticipated expenses and losses.

It is part of our stated strategy that we intend to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing businesses. Our ability to implement this component of our strategy will be limited by our ability to identify appropriate acquisitions, partnerships or other opportunities and limited by financial resources, including our available cash and borrowing capacity and the financial markets. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses and cooperate with our strategic partners. The expense incurred in consummating acquisitions, partnerships or other opportunities, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter a transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Our business is subject to the risk of production or transportation disruptions, the occurrence of any of which would adversely affect our results of operations.

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, explosions, mechanical failure, extreme weather, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent production cessation. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Strikes or other forms of work stoppage or slowdown could disrupt our business and lead to increased costs.

Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes or slowdowns. These disruptions could decrease our production and sales or impose additional costs to resolve disputes and adversely impact our results of operations, financial position and cash flows.

Failure to implement our common information system platform successfully could adversely affect our ability to conduct business.

We intend to commence a company-wide implementation in 2011 of a new information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. There is a risk that the new information system platform may cost more than projected or we may not realize its anticipated benefits. Either, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

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

The Company remains subject to market and credit risks including the ability of counterparties to meet their contractual obligations and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The inability of counterparties to meet their contractual obligations could have an adverse impact on results of operations, financial position and cash flows.

Our Octane Additives business could decline faster than expected.

The average rate of decline in volume terms in demand for TEL in the last five years was approximately 10% per annum. Net sales and gross profit of our Octane Additives business accounted for approximately 11% and 17%, respectively, of our consolidated sales and gross profit in 2010. The remaining sales of the Octane Additives business are now concentrated in a relatively small number of customers and therefore could decline with unpredictable volatility and severity and adversely impact the Company’s future results of operations, financial position and cash flows. There could also be an accelerated impairment of Octane Additives business goodwill, and impairment of Octane Additives intangible assets and property, plant and equipment, as the forecast discounted cash flows from that business would be reduced. The Company expects that it will cease all sales of TEL for use in automotive gasoline in 2012.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Business and Business Segment	Operations

Littleton, Colorado (1)	Innospec Inc. and Innospec Fuel Specialties LLC –Fuel Specialties and Active Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Innospec Fuel Specialties LLC – Fuel Specialties	Sales/Administration Research & Development
High Point, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration Research & Development
Spencer, North Carolina	Innospec Active Chemicals LLC – Active Chemicals	Manufacturing/Administration Research & Development
Ellesmere Port, United Kingdom	Innospec Limited – Fuel Specialties, Active Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore, Singapore (1)	Innospec Asia Pacific Pte Ltd – Fuel Specialties and Active Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Widnes, United Kingdom	Innospec Widnes Limited – Active Chemicals	Manufacturing/Administration Research & Development
Herne, Germany	Innospec Deutschland GmbH – Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Leuna, Germany	Innospec Leuna GmbH – Fuel Specialties and Active Chemicals	Sales/Manufacturing/Administration Research & Development
Vernon, France	Innospec France SA – Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Zug, Switzerland (1)	Alcor Chemie Vertriebs GmbH – Octane Additives	Sales/Administration
(1)	Leased property

The registered office of Innospec Inc. is located at 220 Continental Drive, Newark, DE 19713. The principal executive offices of Innospec Inc. are located at 8375 South Willow Street, Littleton, Colorado, 80124.

Production Capacity

We believe that our plants and supply agreements are sufficient to meet expected future sales levels. Operating rates of the plants are generally flexible and varied with product mix and normal sales swings. We believe that all of our facilities are maintained to appropriate levels and in good operating condition though there remains an ongoing need for capital investment.

Item 3	Legal Proceedings

Resolution of the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations and U.S. Cuban Assets Control Regulations (“CACR”) matters

As we have previously disclosed, the Company has been the subject of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the OFFP, the FCPA, the CACR and United Kingdom anti-bribery laws. The Company and its officers and directors fully cooperated during the investigations with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice (“DOJ”), the U.S. Office of Foreign Assets Control (“OFAC”) and the United Kingdom Serious Fraud Office (“SFO”) (collectively, “Government Authorities”).

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay to the DOJ a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years and the first payments aggregating to $10.0 million were made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. In September 2010 a payment of $2.5 million was made to the DOJ which comprises a portion of the fine which is contingent on future trading. In December 2010 payments of $6.7 million were made to the Government Authorities. As at December 31, 2010, the expected schedule of payments is as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$—	$40.2
Probable future expenses	—	3.9	3.9
Less discounting to net present value	(0.7)	—	(0.7)

	39.5	3.9	43.4
Amounts paid:
– fixed	(16.7)	—	(16.7)
– contingent on future trading	(2.5)	—	(2.5)
Exchange effect	0.3	—	0.3

	20.6	3.9	24.5
Due within one year	(9.6)	(1.3)	(10.9)

	$11.0	$2.6	$13.6

For accounting purposes only, we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $0.9 million remaining as at December 31, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of the complaint and the costs to the Company of responding to it, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at December 31, 2010 we had accrued $2.8 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

Patent Actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial condition or results of operations of the Company.

Other Legal Matters

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses, although an adverse resolution of an unexpectedly large number of these individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter. We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims.

Item 4	Removed and Reserved

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ (symbol – IOSP). As of February 11, 2011 there were approximately 1,251 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
High	$12.31	$14.59	$15.23	$22.40
Low	$8.69	$9.38	$8.68	$15.38

2009
High	$6.31	$11.31	$15.63	$15.41
Low	$2.79	$3.95	$10.00	$8.89

Dividends

The Company declared and paid the following cash dividend:

Date Declared	Stockholders of Record	Date Paid	Amount per Share

February 23, 2009	March 16, 2009	April 6, 2009	5 cents

On February 6, 2009 we entered into a three-year finance facility which contains no restrictive covenants with respect to dividends and the Company is allowed to repurchase its own common stock provided that it does not affect compliance with the financial covenants in this facility.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Carried forward	—	—	—	—
October 1 – October 31	—	—	—	—
November 3 approval	—		—	$5.0 million
November 1 – November 30	125,645	$19.78	125,645	$2.5 million
December 1 – December 31	—	—	—	$2.5 million

Total	125,645	$19.78	125,645	$2.5 million

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

On November 3, 2010 the Company announced that the Board of Directors had authorized share repurchases under Rule 10b5-1 and/or 10b-18 repurchase plans of up to $5.0 million of common stock annually in 2010, 2011 and 2012, dependent on market conditions. The first Rule 10b5-1 repurchase program under the new plan commenced on November 8, 2010.

During January 2011 the Company repurchased 116,820 shares at a cost of $2.3 million.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five share option plans is 1,790,000.

The Company has not, within the last three years, made any sales of unregistered securities.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2005, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2005*

	2005	2006	2007	2008	2009	2010
Innospec Inc.	100.00	288.12	214.28	75.25	131.56	265.99
S&P 500 Index	100.00	113.62	103.53	61.51	123.45	112.78
NASDAQ Composite Index	100.00	109.52	109.81	59.46	143.89	116.91
Russell 2000 Index	100.00	117.04	97.25	65.20	125.22	125.31

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2010	2009	2008	2007	2006
Summary of performance
Net sales	$683.2	$598.5	$640.5	$602.4	$532.1
Impairment of Octane Additives business Goodwill	(2.2)	(2.2)	(3.7)	(12.1)	(36.7)
Operating income	72.2	20.7	43.6	47.9	31.9
Income before income taxes	70.7	18.3	18.9	47.8	31.9
Income taxes	3.0	(11.9)	(6.3)	(18.2)	(20.4)
Net income	73.7	6.4	12.6	29.6	11.5
Net income attributable to the non-controlling interest	—	—	(0.1)	(0.1)	(0.1)
Net income attributable to Innospec Inc.	73.7	6.4	12.5	29.5	11.4
Net cash provided by operating activities	58.2	87.4	14.4	47.9	36.4
Financial position at year end
Total assets	548.3	543.1	494.3	551.1	569.0
Long-term debt (including current portion)	47.0	51.0	73.0	81.0	148.1
Cash and cash equivalents, and short-term investments	111.3	68.6	13.9	24.3	101.9
Stockholders’ equity	$300.7	$157.6	$229.3	$271.5	$225.0
Financial ratios
Net income attributable to Innospec Inc. as a percent of sales	10.8	1.1	2.0	4.9	2.1
Effective income tax rate as a percent (1)	(4.2)	65.0	33.3	38.1	63.9
Current ratio (2)	2.0	1.6	1.4	1.6	2.1
Share data (3)
Earnings per share attributable to Innospec Inc.
– Basic	$3.10	$0.27	$0.53	$1.23	$0.47
– Fully diluted	$2.97	$0.26	$0.51	$1.19	$0.45
Dividend paid per share	$—	$0.05	$0.10	$0.09	$0.08
Shares outstanding (basic, thousands)
– At year end	23,703	23,664	23,598	23,777	23,805
– Average during year	23,756	23,642	23,595	23,920	24,141
Closing stock price
– High	$22.40	$15.63	$25.29	$31.82	$24.20
– Low	$8.68	$2.79	$4.54	$16.26	$8.38
– At year end	$20.40	$10.09	$5.89	$17.16	$23.28

(1)	The effective tax rate is calculated as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	On June 18, 2007 the Company announced that the Board of Directors had approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend. Stockholders of record as of July 6, 2007 received one additional share of Innospec Inc. common stock for every share they owned on that date. The shares were distributed on July 20, 2007. Stock option holders received one additional option for every option they held and the original exercise prices for these options were halved to reflect the stock split. The table above has been retrospectively adjusted for this stock split.

QUARTERLY SUMMARY (UNAUDITED)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010

Net sales	$163.5	$168.4	$174.0	$177.3
Gross profit	52.2	54.7	55.4	54.9
Operating income	11.3	24.8	20.9	15.2
Net income attributable to Innospec Inc. (1)	7.4	12.0	30.0	24.3
Net cash provided by operating activities	$8.4	$12.0	$22.0	$15.8
Per common share:
Earnings – basic	$0.31	$0.50	$1.26	$1.02
– fully diluted	$0.30	$0.48	$1.20	$0.98
2009

Net sales	$148.1	$137.0	$149.2	$164.2
Gross profit	50.2	40.8	47.2	51.1
Operating income/(loss)	18.2	6.1	(1.7)	(1.9)
Net income/(loss) attributable to Innospec Inc. (2)	6.4	3.0	(2.7)	(0.3)
Net cash provided by operating activities	$27.3	$18.3	$11.1	$30.7
Per common share:
Earnings/(loss) – basic	$0.27	$0.13	$(0.11)	$(0.01)
– fully diluted (3)	$0.26	$0.12	$(0.11)	$(0.01)

NOTES

(1)	Special items during the year ended December 31, 2010 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010

OFFP/FCPA settlement accrual	$3.0	$—	$—	$—
OFFP/FCPA legal and professional expenses	(3.9)	—	—	—
Civil complaint legal and professional expenses	—	—	(1.0)	(3.2)
Retention bonuses	—	—	—	(2.3)
Pension charge	(3.8)	(2.1)	(2.5)	(2.4)
Restructuring charge	(8.2)	(0.3)	—	(0.2)
Foreign currency exchange (losses)/gains	(0.2)	(10.9)	11.6	2.6
Adjustment of income tax provisions	$—	$5.0	$4.2	$3.0

(2)	Special items during the year ended December 31, 2009 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009

OFFP/FCPA settlement accrual	$—	$—	$(18.3)	$(21.9)
OFFP/FCPA legal and professional expenses	(7.0)	(5.9)	—	—
Prior years’ United Kingdom sales tax settlement	—	—	—	2.5
Gain on forfeited stock options	2.4	—	—	—
Pension charge	(1.5)	(1.5)	(1.7)	(1.7)
Restructuring charge	(1.3)	(0.4)	—	(1.1)
Foreign currency exchange (losses)/gains	(7.1)	0.4	7.0	3.2
Adjustment of income tax provisions	$—	$—	$—	$2.3

(3)	In view of the fact that net losses of $(0.3) million and $(2.7) million were made in the fourth quarter, 2009 and third quarter, 2009, respectively, the basic and fully diluted loss per common share are the same for those quarters.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

GENERAL

We divide our business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses operate in markets where we actively seek growth opportunities. The Octane Additives business is characterized by declining demand.

The Fuel Specialties business develops, manufactures, blends and markets a range of specialty chemical products used as additives to a wide range of fuels. The business grew initially through a program of acquisitions and more recently, organically, through the development of new products, and increases in sales and profitability.

The Active Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets. This business has also grown through acquisitions and more recently through the development and marketing of innovative products to the personal care and fragrance industries.

The Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”) for use in automotive gasoline and trading in respect of our environmental remediation business. We are continuing to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Continuous cost improvement measures have been, and will continue to be, taken to respond to declining market demand.

For the year ended December 31, 2010, the combined operating income of the Fuel Specialties and Active Chemicals segments of our business has grown by an average of 28% per annum, as compared with the year ended December 31, 2005, and now drives the operating income generated by our businesses. By comparison operating income for the Octane Additives segment declined from $69.2 million to $25.8 million over the same period. The Octane Additives segment of our business will continue to decline as the last remaining countries that continue to allow TEL for use in automotive gasoline move away from leaded gasoline. We expect that we will cease all sales of TEL for use in automotive gasoline in 2012, and that we will continue to impair the Octane Additives business goodwill until or prior to that point. However, we have succeeded in implementing our strategic plan of creating sufficient growth in the Fuel Specialties and Active Chemicals segments of our business to more than offset the decline in the Octane Additives business.

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Raw materials account for a substantial portion of our variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. We use long-term contracts (generally with fixed costs or formula based costs) to help ensure availability and continuity of supply, and to manage the risk of cost increases. For some raw materials the risk of cost increases is managed with commodity swaps. Nevertheless, raw materials are subject to cost fluctuations and we may be exposed to risk as costs of these raw materials increase as a result of factors that are not within our control.

We are subject to extensive regulation by local, state, federal and foreign government authorities both with respect to the methods by which we manufacture and market products and how we conduct our business. In that regard, we are exposed to risks that we may incur liabilities and costs in order to conform to required regulations or in the event that we fail to comply with any laws or regulations.

CRITICAL ACCOUNTING ESTIMATES

Our objective is to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows together with our financial position. We aim to achieve this by disclosing information required by the SEC together with further information that provides insight into our businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Innospec’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an on-going basis its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Our consolidated financial statements and supplementary data disclose our accounting principles and the methods and estimates used in the preparation of those consolidated financial statements. We believe those statements and disclosures represent fairly the results of operations, financial position and cash flows of the Company. The purpose of this portion of our report is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in results of operations or financial position. The policies and estimates that the Company considers the most critical in terms of subjectivity and judgment of assessment are provided below.

Contingencies

We are subject to legal, regulatory and other proceedings and claims. The Company discloses information concerning contingent liabilities in respect of these claims and proceedings for which an unfavorable outcome is more than remote and the potential loss could materially impact our results of operations, financial position and cash flows. We recognize liabilities for these claims and proceedings when it is probable that the Company has incurred a loss and the amount of the loss can be reasonably estimated and to fairly present, in conjunction with the disclosures of these matters in our consolidated financial statements, management’s view of our exposure. We review outstanding claims and proceedings with external counsel as appropriate to assess probability and estimates of loss. The Company will recognize within selling, general and administrative expenses a liability related to claims and proceedings at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recognized liability will be the best estimate within the range. If no amount in the range is a better estimate than any other amount then the minimum amount of the range will be recognized. The Company recognizes its legal and other related professional expenses within selling, general and administrative expenses as and when the associated course of action is committed to.

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

Environmental Liabilities

Remediation provisions at December 31, 2010 amounted to $25.9 million and relate principally to our Ellesmere Port site. The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future expected costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our Ellesmere Port site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate them sufficiently reliably to recognize a provision.

Goodwill

The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as at December 31 each year. In reviewing for any impairment charge the fair value of the reporting units underlying the segments is estimated using an after tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2010 we had $108.9 million and $30.1 million of goodwill relating to our Fuel Specialties and Active Chemicals businesses, respectively. At this date we performed annual impairment tests and concluded that there has been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result, the Company determined that quarterly impairment tests be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment tests performed during 2010, 2009 and 2008 impairment charges of $2.2 million, $2.2 million and $3.7 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. There is $4.6 million of goodwill remaining at December 31, 2010 which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012.

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and that variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Intangible Assets, Net of Amortization

At December 31, 2010 we had $19.0 million of intangibles that are discussed in Note 9 of the Notes to the Consolidated Financial Statements. These intangible assets relate to all of our business segments and are being amortized straight-line over periods of up to 13 years. We continually assess the markets and products related to these intangibles, as well as their specific carrying values, and have concluded that these carrying values and amortization periods remain appropriate. We also evaluate these intangibles for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. If events occur or circumstances change it may possibly cause a reduction in periods over which these intangibles are amortized or result in a non-cash impairment of a portion of the intangibles’ carrying value. A reduction in amortization periods would have no effect on cash flows.

Pensions

The Company maintains a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2010, the results of which are reflected in these consolidated financial statements. At December 31, 2010 the underlying plan asset value and Projected Benefit Obligation (“PBO”) were $672.3 million and $684.0 million, respectively, resulting in a deficit of $11.7 million.

Movements in the underlying plan asset value and PBO are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pension increases and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension cost recognized in the income statement. Such changes could adversely impact our results of operations and financial position. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $25 million and the net pension charge for 2011 by approximately $1.1 million.

Further disclosure is provided in Note 6 of the Notes to the Consolidated Financial Statements.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions

At December 31, 2010, we had a valuation allowance aggregating $10.8 million against part of our foreign tax credit carry forwards within deferred tax. The valuation allowance requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Objective evidence, such as operating results during the most recent periods, is given more weight than our expectations of future profitability, which are inherently uncertain. In our view, there are uncertainties around whether all the foreign tax credits carry forwards can be utilized in future periods and this represents sufficient negative evidence to require a partial valuation allowance.

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

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2010 compared to Fiscal 2009:

The following table provides operating income by reporting business and also the comparative results of operations in 2009 and 2008.

(in millions)	2010	2009	2008
Net sales
Fuel Specialties	$458.1	$422.7	$440.9
Active Chemicals	152.7	130.2	138.3
Octane Additives	72.4	45.6	61.3

	$683.2	$598.5	$640.5

Gross profit
Fuel Specialties	$147.1	$147.2	$145.6
Active Chemicals	34.1	26.8	12.5
Octane Additives	36.0	15.3	28.3

	$217.2	$189.3	$186.4

Operating income
Fuel Specialties	$77.6	$81.4	$80.0
Active Chemicals	16.7	8.8	(5.0)
Octane Additives	25.8	(44.8)	1.2
Pension charge	(10.8)	(6.4)	(2.3)
Corporate costs	(26.3)	(13.3)	(24.9)
Restructuring charge	(8.7)	(2.8)	(2.1)
Impairment of Octane Additives business goodwill	(2.2)	(2.2)	(3.7)
Profit on disposal, net	0.1	—	0.4

Total operating income	$72.2	$20.7	$43.6

(in millions, except ratios)	2010	2009	Change
Net sales
Fuel Specialties	$458.1	$422.7	$35.4	+8%
Active Chemicals	152.7	130.2	22.5	+17%
Octane Additives	72.4	45.6	26.8	+59%

	$683.2	$598.5	$84.7	+14%

Gross profit
Fuel Specialties	$147.1	$147.2	$(0.1)	n/a
Active Chemicals	34.1	26.8	7.3	+27%
Octane Additives	36.0	15.3	20.7	+135%

	$217.2	$189.3	$27.9	+15%

Gross margin (%)
Fuel Specialties	32.1	34.8	-2.7
Active Chemicals	22.3	20.6	+1.7
Octane Additives	49.7	33.6	+16.1
Aggregate	31.8	31.6	+0.2

Operating expenses
Fuel Specialties	$(67.3)	$(63.6)	$(3.7)	+6%
Active Chemicals	(16.0)	(16.6)	0.6	-4%
Octane Additives	(9.1)	(59.0)	49.9	-85%
Pension charge	(10.8)	(6.4)	(4.4)	+69%
Corporate costs	(26.3)	(13.3)	(13.0)	+98%

	$(129.5)	$(158.9)	$29.4	-19%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+6	+8	+75	+8	+15
Price and product mix	-1	+2	-37	+4	-4
Exchange rates	n/a	-7	-1	n/a	-3

	+5	+3	+37	+12	+8

Gross margin: the year on year decrease of 2.7 percentage points primarily reflects the competitive pressure on margins as raw material costs have increased in 2010. This was partially offset by the impact of higher margins within our Avtel business from increased TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: the year on year increase of 6% was less than the 8% growth in sales as we continued to leverage the infrastructure of this business. In addition, there were 3% higher research and development expenses to support this developing business and increased legal and other professional expenses.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+19	-1	+7	+7
Price and product mix	+7	+15	+17	+12
Exchange rates	-1	-4	-2	-2

	+25	+10	+22	+17

Gross margin: the year on year increase of 1.7 percentage points reflects the improved performance from our Personal Care and Polymers businesses, which suffered from poor demand in 2009, despite the competitive pressures on margins as raw material costs have increased in 2010.

Operating expenses: the year on year reduction of 4% or $0.6 million was achieved despite the 17% sales growth and 28% increase in research and development expenses to support this developing business, primarily due to the favorable impact of exchange rates on our European cost base and tight cost control.

Octane Additives

Net sales: increased by 59% due to increased volumes (up 45 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 14 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 16.1 percentage points primarily reflects the increased TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: excluding the impact of the $12.9 million OFFP and FCPA legal and other professional expenses and $40.2 million accrual for the OFFP and FCPA settlement in 2009, and $3.0 million adjustment to the related settlement accrual in 2010, the year on year increase in operating expenses was $6.2 million due to increased selling costs and higher legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $4.4 million to $10.8 million primarily reflecting the requirement in 2010 to amortize actuarial net losses, offset by the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: increased by $13.0 million due to a $3.9 million charge in the first quarter of 2010 for probable future independent corporate compliance monitor expenses over the next three years. In 2009 corporate costs included a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO and a $2.5 million benefit from a prior years’ United Kingdom sales tax settlement. Excluding these items, corporate costs were $22.4 million, compared with $18.2 million a year ago, reflecting the higher personnel-related costs, including retention bonuses, and the increased cost of alternative pension arrangements following the closure of the pension plan to future service accrual with effect from March 31, 2010.

Restructuring charge: restructuring costs are comprised of the following:

(in millions)	2010	2009
Pension curtailment	$8.2	$—
Reduction in EMEA headcount	0.5	0.3
Separation agreement with the former CEO	—	1.3
Relocation of a U.S. sales and administration facility	—	0.7
Dissolution costs related to a non-trading foreign subsidiary	—	0.4
United Kingdom site clearance	—	0.1

	$8.7	$2.8

The Company closed its defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter.

Amortization of intangible assets: was $4.7 million in both 2010 and 2009.

Impairment of Octane Additives business goodwill: was $2.2 million in both 2010 and 2009.

Profit on disposal, net: in 2010 the Company recognized $0.1 million profit following the disposal of surplus real estate.

Interest expense (net): has decreased from $6.0 million to $4.6 million due to the lower level of debt in 2010 and the accelerated write-off of $0.2 million of unamortized deferred finance costs in 2009.

Other net income: of $3.1 million in 2010 related to net foreign exchange gains. In 2009 other net income of $3.6 million related to $3.5 million of net foreign exchange gains and $0.1 million of sundry other income.

Income taxes: the effective tax rate, once adjusted for the OFFP and FCPA settlement accrual and adjustment of income tax provisions, is 13.6% compared with 24.3% in 2009. The decrease of 10.7 percentage points is primarily due to the positive impact of taxable profits in different geographical locations. This was in addition to the revised assumption in 2010 that an element of the OFFP and FCPA settlement accruals should be tax deductible; as well as a $1.1 million net deferred tax credit in the third quarter of 2010, primarily in respect of pension plan unrecognized actuarial net losses, following the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011 enacted in July 2010. Further details are given in Note 7 of the Notes to the Consolidated Financial Statements.

(in millions)	2010	2009
Income before income taxes	$70.7	$18.3
Add back OFFP/FCPA settlement accrual	(3.0)	40.2

	$67.7	$58.5

Income taxes	$(3.0)	$11.9
Add back adjustment of income tax provisions	12.2	2.3

	$9.2	$14.2

Adjusted effective tax rate	13.6%	24.3%

Results of Operations – Fiscal 2009 compared to Fiscal 2008:

(in millions, except ratios)	2009	2008	Change
Net sales
Fuel Specialties	$422.7	$440.9	$(18.2)	-4%
Active Chemicals	130.2	138.3	(8.1)	-6%
Octane Additives	45.6	61.3	(15.7)	-26%

	$598.5	$640.5	$(42.0)	-7%

Gross profit
Fuel Specialties	$147.2	$145.6	$1.6	+1%
Active Chemicals	26.8	12.5	14.3	+114%
Octane Additives	15.3	28.3	(13.0)	-46%

	$189.3	$186.4	$2.9	+2%

Gross margin (%)
Fuel Specialties	34.8	33.0	+1.8
Active Chemicals	20.6	9.0	+11.6
Octane Additives	33.6	46.2	-12.6
Aggregate	31.6	29.1	+2.5

Operating expenses
Fuel Specialties	$(63.6)	$(63.3)	$(0.3)	n/a
Active Chemicals	(16.6)	(16.1)	(0.5)	+3%
Octane Additives	(59.0)	(23.4)	(35.6)	+152%
Pension charge	(6.4)	(2.3)	(4.1)	+178%
Corporate costs	(13.3)	(24.9)	11.6	-47%

	$(158.9)	$(130.0)	$(28.9)	+22%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+1	+3	n/a	-31	-1
Price and product mix	-2	-4	-3	+5	-2
Exchange rates	n/a	-2	n/a	n/a	-1

	-1	-3	-3	-26	-4

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

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-16	+2	+23	-3
Price and product mix	+13	-1	+9	+5
Exchange rates	-5	-10	-9	-8

	-8	-9	+23	-6

Gross margin: the year on year increase of 11.6 percentage points reflects the impact of improved pricing, a shift away from lower-margin sales, the favorable impact of raw material cost reductions and better utilization and manufacturing efficiencies in our plants.

Operating expenses: the year on year increase of 3% is due to the costs incurred complying with REACH in the European Union.

Octane Additives

Net sales: declined 26% due to lower volumes (down 23 percentage points) together with a slightly weaker sales mix (down 3 percentage points). In both 2009 and 2008 sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year decrease in gross margin of 12.6 percentage points primarily reflects the lower TEL production volumes on the fixed cost base at the Ellesmere Port manufacturing site.

Operating expenses: increased by $35.6 million from $23.4 million to $59.0 million. Excluding the impact of the $40.2 million accrual for settlement of the OFFP and FCPA investigations, and the impact of legal and other professional expenses of $12.9 million and $15.5 million in 2009 and 2008, respectively, relating to these investigations, the year on year decrease in operating expenses was $2.0 million or 25% primarily in respect of reduced selling costs.

Other Income Statement Captions

Pension charge: this non-cash charge increased by $4.1 million to $6.4 million despite a decrease in the underlying current service cost. This increased charge primarily reflects a lower expected future return on plan assets.

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

Restructuring charge: restructuring costs were comprised of the following:

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

Other net income/(expense): other net income of $3.6 million in 2009 related to $3.5m of net foreign currency exchange gains and $0.1m of net sundry other income. In 2008 other net expense of $19.3 million related to net foreign currency exchange losses of $19.0 million and net sundry other expenses of $0.3 million.

Income taxes: in 2009 we assumed that none of the OFFP and FCPA settlement accrual would be tax deductible. In addition, income taxes were also impacted by the adjustment of income tax provisions as a result of the settlement of certain United Kingdom tax positions. Accordingly we believe that the change in the effective rate of tax to 65.0% in 2009 from 33.3% in 2008 is best explained by adjusting for these. This adjusted effective tax rate has decreased by 9.0 percentage points between the comparative periods primarily due to the positive impact of taxable profits in different geographical locations.

(in millions)	2009	2008
Income before income taxes	$18.3	$18.9
Add back OFFP/FCPA settlement accrual	40.2	—

	$58.5	$18.9

Income taxes	$11.9	$6.3
Add back adjustment of income tax provisions	2.3	—

	$14.2	$6.3

Adjusted effective tax rate	24.3%	33.3%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	2010	2009
Total current assets	$321.9	$282.9
Total current liabilities	(158.9)	(179.9)

Working capital	163.0	103.0
Less cash and cash equivalents	(107.1)	(68.6)
Less short-term investments	(4.2)	—
Add back accrued income taxes	6.1	6.3
Add back short-term borrowing	15.0	10.0
Add back current portion of plant closure provisions	3.9	3.9
Add back current portion of unrecognized tax benefits	2.2	5.0
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$79.0	$59.7

In 2010 our adjusted working capital increased by $19.3 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The $23.0 million decrease in accounts payable and accrued liabilities primarily reflects the $13.6 million reclassification into long-term accrued liabilities following the settlement of the OFFP and FCPA investigations; and payments made to the Government Authorities in 2010 aggregating to $19.2 million. The $5.4 million decrease in accounts receivable and prepaid expenses was due to the timing of shipments in our Octane Additives business offset by the increased fourth quarter trading in our Fuel Specialties and Active Chemicals businesses. The $1.7 million increase in inventories was focused in our Active Chemicals and Fuel Specialties businesses as we balanced production levels in Octane Additives to meet fluctuations in demand.

Cash

At December 31, 2010 and 2009 we had cash and cash equivalents of $107.1 million and $68.6 million, respectively.

Short-term investments

At December 31, 2010 and 2009 we had short-term investments of $4.2 million and $nil, respectively.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to December 31, 2010 and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at December 31, 2010, the Company had $47.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein. The debt maturity profile as at December 31, 2010, including the finance facility, is set out below:

(in millions)
2011	$15.0
2012	32.0

47.0
Current portion of long-term debt	(15.0)

Long-term debt, net of current portion	$32.0

Outlook

At December 31, 2010, the Company had cash, cash equivalents and short-term investments of $111.3 million and debt of $47.0 million resulting in net cash of $64.3 million. We expect net cash to remain stable in future quarters despite the need to build working capital from recent low levels, accelerate our spending on research and development, increase our capital expenditures and continue making cash payments following settlement of the OFFP and FCPA investigations. Accordingly, our focus continues to be on both generating and preserving cash.

The Company expects to fund its operations over at least the next 12 months from a combination of operating cash flows and its existing finance facility. Under the finance facility we have the ability to draw down the $100 million revolving credit facility, of which $7.0 million was drawn down at December 31, 2010, so long as we are in compliance with all financial covenants therein.

Pension Plans and Other Post-Employment Benefits

The Company recognizes the funded status of defined benefit post-retirement plans on the consolidated balance sheets, and changes in the funded status in comprehensive income. The measurement date of the plan’s funded status is the same as the Company’s fiscal year-end.

Contractual Commitments

The following represents contractual commitments at December 31, 2010 and the effect of those obligations on future cash flows:

(in millions)	Total	2011	2012-13	2014-15	Thereafter
Operating activities:
Planned funding of pension obligations	$50.6	$9.1	$19.9	$21.6	$—
Remediation payments	25.9	3.6	7.9	2.4	12.0
Severance payments	0.5	0.5	—	—	—
Operating lease commitments	5.5	1.3	1.8	1.0	1.4
Raw material purchase obligations	18.3	5.2	10.5	2.6	—
Interest payments on debt	3.1	2.5	0.6	—	—

Financing activities:
Long-term debt obligations	47.0	15.0	32.0	—	—

Investing activities:
Capital commitments	1.4	1.4	—	—	—

Total	$152.3	$38.6	$72.7	$27.6	$13.4

Operating activities:

The amounts related to the pension plan refer to the likely levels of Company funding of the United Kingdom contributory defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $9.1 million in 2011-12 and $10.8 million in 2013-15. It is not meaningful to predict an amount after five years since there are numerous uncertainties including future return on assets, pension increases, inflation and employment levels.

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

Operating lease commitments relate primarily to office space, motor vehicles and various items of computer and office equipment which are expected to be renewed and replaced in the normal course of business.

Raw material purchase obligations relate to certain long-term raw material contracts which have been entered into by the Company that stipulate fixed or minimum quantities to be purchased; fixed, minimum, or variable cost provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The Company uses interest rate swaps to hedge against the risk from variable interest rates on certain elements of its long-term debt. The estimated payments included in the table above reflect the variable interest charge on long-term debt obligations and the effect of the interest rate swaps. Estimated commitment fees are also included and interest income is excluded.

Due to the uncertainty regarding the nature of tax audits, particularly those which are not currently underway, it is not meaningful to predict the outcome of obligations related to unrecognized tax benefits. Further disclosure is provided in Note 7 of the Notes to the Consolidated Financial Statements.

Financing activities:

On February 6, 2009 we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan repayments are as follows: $10 million was paid on February 5, 2010; $15 million was paid on February 7, 2011; and $25 million is due on February 6, 2012. At December 31, 2010 long-term debt comprised a $40 million term loan and $7 million drawn under the revolving credit facility.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $25.9 million at December 31, 2010. Expenditure against provisions was $2.7 million, $1.5 million and $1.6 million in the years 2010, 2009 and 2008, respectively.

We have also incurred personnel severance costs in relation to the management of the decline in the Octane Additives market and the restructuring of the Fuel Specialties and Active Chemicals businesses. Total severance expenditure was $0.4 million, $2.1 million and $1.6 million in the years 2010, 2009 and 2008, respectively.

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

The Company offers fixed prices for some long-term sales contracts. As manufacturing and raw material costs are subject to variability the Company uses commodity swaps to hedge the cost of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating costs of raw materials.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2010 the Company had cash, cash equivalents and short-term investments of $111.3 million, no bank overdraft and long-term debt of $47.0 million. The long-term debt comprises $40.0 million senior term loan and $7.0 million drawn under the revolving credit facility.

In 2009 the Company entered into interest rate swap agreements, to convert floating rate debt to fixed rate, that cover $40.0 million of the $47.0 million remaining long-term debt (including current portion) as at December 31, 2010. On the basis that $40.0 million of the $47.0 million long-term debt (including current portion) is hedged against interest movements and that the Company would receive interest on the $111.3 million positive cash balances and short-term investments, then the interest payable on unhedged debt of $7.0 million is more than offset by the interest receivable on positive cash balances and short-term investments. On a gross basis, assuming no additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates on the unhedged debt of $7.0 million for a one-year period would impact net income and cash flows by approximately $0.1 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $1.0 million before tax.

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

The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro and British pound sterling. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent that such figures reflect the inclusion of foreign assets and liabilities which are translated into U.S. dollars for presentation in our consolidated financial statements, as well as our results of operations.

The Company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the Company enters into various contracts that change in value as foreign currency exchange rates change to protect the U.S. dollar value of its existing foreign currency denominated assets, liabilities, commitments, and cash flows. The Company also uses foreign currency forward exchange contracts to offset a portion of the Company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency denominated revenues. The objective of the hedging program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

The trading of our three business segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. Corporate costs, however, are largely denominated in British pound sterling. A 5%

strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.4 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

Raw Material Cost Risk

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have no or little control. We use long-term contracts (generally with fixed costs or formula based costs) to help ensure availability and continuity of supply, and to manage the risk of cost increases. We have entered into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could similarly increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report On Internal Control Over Financial Reporting” appearing in Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 18, 2011

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2010	2009	2008
Net sales (Note 3)	$683.2	$598.5	$640.5
Cost of goods sold	(466.0)	(409.2)	(454.1)

Gross profit (Note 3)	217.2	189.3	186.4

Operating expenses:
Selling, general and administrative	(111.9)	(142.5)	(115.2)
Research and development	(17.6)	(16.4)	(14.8)
Restructuring charge	(8.7)	(2.8)	(2.1)
Amortization of intangible assets	(4.7)	(4.7)	(7.4)
Impairment of Octane Additives business goodwill (Note 8)	(2.2)	(2.2)	(3.7)
Profit on disposal, net (Note 19)	0.1	—	0.4

	(145.0)	(168.6)	(142.8)

Operating income (Note 3)	72.2	20.7	43.6
Other net income/(expense)	3.1	3.6	(19.3)
Interest expense	(5.1)	(6.3)	(6.4)
Interest income	0.5	0.3	1.0

Income before income taxes	70.7	18.3	18.9
Income taxes (Note 7)	3.0	(11.9)	(6.3)

Net income	73.7	6.4	12.6
Less net income attributable to the non-controlling interest	—	—	(0.1)

Net income attributable to Innospec Inc.	$73.7	$6.4	$12.5

Earnings per share attributable to Innospec Inc. (Note 5)
Basic	$3.10	$0.27	$0.53

Diluted	$2.97	$0.26	$0.51

Weighted average shares outstanding (in thousands) (Note 5)
Basic	23,756	23,642	23,595

Diluted	24,814	24,714	24,391

Dividend declared per common share	$—	$0.05	$0.10

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2010	2009
Assets
Current assets
Cash and cash equivalents	$107.1	$68.6
Short-term investments	4.2	—
Accounts receivable (less allowance of $2.1 and $2.3, respectively)	84.2	89.8
Inventories
Finished goods	78.2	81.5
Work in progress	1.8	1.5
Raw materials	42.3	37.6

Total inventories	122.3	120.6
Prepaid expenses	4.1	3.9

Total current assets	321.9	282.9
Property, plant and equipment (Note 11)	48.7	50.6
Goodwill – Octane Additives (Note 8)	4.6	6.8
Goodwill – Other (Note 8)	139.0	139.2
Intangible assets (Note 9)	19.0	23.7
Deferred finance costs (Note 10)	0.5	1.9
Deferred income taxes (Note 7)	12.7	36.9
Other non-current assets	1.9	1.1

Total assets	$548.3	$543.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45.9	$50.2
Accrued liabilities	85.7	104.4
Accrued income taxes	6.1	6.3
Short-term borrowing (Note 13)	15.0	10.0
Current portion of plant closure provisions (Note 12)	3.9	3.9
Current portion of unrecognized tax benefits (Note 7)	2.2	5.0
Current portion of deferred income (Note 14)	0.1	0.1

Total current liabilities	158.9	179.9
Accrued liabilities, net of current portion	13.6	—
Long-term debt, net of current portion (Note 13)	32.0	41.0
Plant closure provisions, net of current portion (Note 12)	23.6	24.5
Unrecognized tax benefits, net of current portion (Note 7)	6.4	14.4
Pension liability (Note 6)	11.7	124.2
Other non-current liabilities	0.5	0.7
Deferred income, net of current portion (Note 14)	0.9	0.8
Commitments and contingencies (Note 18)	—	—

Stockholders’ Equity (Note 15)
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	286.3	285.8
Treasury stock (5,851,298 and 5,890,447 shares at cost, respectively)	(64.8)	(64.2)
Retained earnings	210.5	136.8
Accumulated other comprehensive loss	(131.6)	(201.1)

Total stockholders’ equity	300.7	157.6

Total liabilities and stockholders’ equity	$548.3	$543.1

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$73.7	$6.4	$12.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.4	18.4	23.0
Impairment of Octane Additives business goodwill (Note 8)	2.2	2.2	3.7
Deferred income taxes	(14.9)	(2.4)	(1.1)
(Profit)/loss on disposal of property, plant and equipment	(0.1)	—	(0.4)
Non-cash intangible asset other adjustments	—	—	6.3
Changes in working capital:
Accounts receivable and prepaid expenses	4.6	1.7	2.3
Inventories	(2.3)	18.9	(8.6)
Accounts payable and accrued liabilities	(11.5)	53.1	(9.8)
Excess tax benefit from stock based payment arrangements	—	(0.1)	(2.5)
Income taxes and other current liabilities	(0.1)	16.5	(17.2)
Movement on plant closure provisions	(0.8)	1.5	0.2
Movement on pension liability	3.4	0.2	(5.1)
Stock option compensation	0.8	1.5	4.1
Movements on other non-current assets and liabilities	(12.2)	(30.5)	6.9

Net cash provided by operating activities	58.2	87.4	14.4

Cash Flows from Investing Activities
Capital expenditures	(8.8)	(7.2)	(9.1)
Proceeds on disposal of property, plant and equipment, net	0.2	—	1.3
Purchase of short-term investments	(7.5)	—	—
Sale of short-term investments	3.3	—	—

Net cash (used in) investing activities	(12.8)	(7.2)	(7.8)

Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	6.0	(17.0)	12.0
Repayment of term loan	(10.0)	(55.0)	(20.0)
Receipt of term loan	—	50.0	—
Refinancing costs	—	(3.7)	(0.4)
Excess tax benefit from stock based payment arrangements	—	0.1	2.5
Dividend paid	—	(1.2)	(2.4)
Issue of treasury stock	0.2	0.2	1.9
Repurchase of common stock	(2.7)	—	(10.5)
Non-controlling interest dividends (paid)	—	—	(0.1)

Net cash (used in) financing activities	(6.5)	(26.6)	(17.0)
Effect of exchange rate changes on cash	(0.4)	1.1	—

Net change in cash and cash equivalents	38.5	54.7	(10.4)
Cash and cash equivalents at beginning of year	68.6	13.9	24.3

Cash and cash equivalents at end of year	$107.1	$68.6	$13.9

Amortization of deferred finance costs of $1.4 million (2009 – $2.0 million, 2008 – $0.5 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 7 and Note 13, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance December 31, 2007	$0.3	$280.6	$(58.2)	$121.5	$(72.7)	$271.5
Net income attributable to Innospec Inc.	—	—	—	12.5	—	12.5
Dividend ($0.10 per share)	—	—	—	(2.4)	—	(2.4)
Net CTA change (1)	—	—	—	—	(15.8)	(15.8)
Derivatives (2)	—	—	—	—	(0.9)	(0.9)
Treasury stock re-issued	—	(0.4)	3.8	—	—	3.4
Treasury stock repurchased	—	—	(10.5)	—	—	(10.5)
Stock option compensation	—	2.3	—	—	—	2.3
Actuarial net losses arising during the year (Note 6)	—	—	—	—	(42.8)	(42.8)
Tax impact on actuarial net losses arising during the year	—	—	—	—	12.0	12.0

Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3
Net income attributable to Innospec Inc.	—	—	—	6.4	—	6.4
Dividend ($0.05 per share)	—	—	—	(1.2)	—	(1.2)
Net CTA change (1)	—	—	—	—	6.6	6.6
Derivatives (2)	—	—	—	—	2.3	2.3
Treasury stock re-issued	—	(0.2)	0.7	—	—	0.5
Stock option compensation	—	3.5	—	—	—	3.5
Actuarial net losses arising during the year (Note 6)	—	—	—	—	(124.8)	(124.8)
Tax impact on actuarial net losses arising during the year	—	—	—	—	35.0	35.0

Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6
Net income attributable to Innospec Inc.	—	—	—	73.7	—	73.7
Net CTA change (1)	—	—	—	—	(15.6)	(15.6)
Derivatives (2)	—	—	—	—	—	—
Treasury stock re-issued		—	2.1	—	—	2.1
Treasury stock repurchased	—	—	(2.7)	—	—	(2.7)
Stock option compensation	—	0.5	—	—	—	0.5
Amortization of actuarial net losses, net of tax (Note 6)	—	—	—	—	3.8	3.8
Gain on pension plan amendment, net of tax (Note 6)	—	—	—	—	12.3	12.3
Deferred income taxes (3)	—	—	—	—	(2.3)	(2.3)
Amortization of prior service credit, net of tax (Note 6)	—	—	—	—	(0.6)	(0.6)
Actuarial net gains arising during the year (Note 6)	—	—	—	—	98.5	98.5
Tax impact on actuarial net gains arising during the year	—	—	—	—	(26.6)	(26.6)

Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7

(1)	Changes in cumulative translation adjustment.

(2)	Changes in unrealized gains/(losses) on derivative instruments, net of tax.

(3)	Impact on deferred income taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $228.7 million ($164.6 million net of deferred taxes) previously recognized in other comprehensive loss.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

Total comprehensive income/(loss) for the years ended December 31	2010	2009	2008
Net income attributable to Innospec Inc.	$73.7	$6.4	$12.5
Changes in cumulative translation adjustment	(15.6)	6.6	(15.8)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $nil, $(0.9) million and $0.3 million, respectively	—	2.3	(0.9)
Amortization of actuarial net losses, net of tax of $(1.4) million, $nil and $nil, respectively	3.8	—	—
Gain on pension plan amendment, net of tax of $(4.8) million, $nil and $nil, respectively	12.3	—	—
Deferred income taxes	(2.3)	—	—
Amortization of prior service credit, net of tax of $0.3 million, $nil and $nil, respectively	(0.6)	—	—
Actuarial net gains/(losses) arising during the year, net of tax of $(26.6) million, $35.0 million and $12.0 million, respectively	71.9	(89.8)	(30.8)

Total comprehensive income/(loss)	$143.2	$(74.5)	$(35.0)

ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)

Accumulated other comprehensive loss for the years ended December 31	2010	2009	2008
Cumulative translation adjustment	$(38.2)	$(22.6)	$(29.2)
Unrealized gains/(losses) on derivative instruments, net of tax of $(0.3) million, $(0.3) million and $0.6 million, respectively	0.9	0.9	(1.4)
Unrecognized actuarial net losses, net of tax of $34.9 million, $69.7 million and $34.7 million, respectively	(94.3)	(179.4)	(89.6)

Accumulated other comprehensive loss	$(131.6)	$(201.1)	$(120.2)

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends and markets fuel additives, personal care and fragrance products and other specialty chemicals. Our products are sold primarily to oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets. Principal product lines and reportable segments are Fuel Specialties, Active Chemicals and Octane Additives.

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

Short-Term Investments: Investment securities with maturities of more than three months when purchased are considered to be short-term investments.

Accounts Receivable: The Company records accounts receivable at net realizable value and maintains an allowance for customers not making required payments. The Company determines the adequacy of the allowance by periodically evaluating each customer receivable considering our customer’s financial condition, credit history and current economic conditions.

Inventories: Inventories are stated at the lower of cost (FIFO method) or market price. Cost includes materials, labor and an appropriate proportion of plant overheads. The Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrues volume discounts where it is probable that the required volume will be attained and the amount can be reasonably estimated. The discounts are recorded as a reduction in the cost of materials based on projected purchases over the period of the agreement. Provision is made for slow-moving or obsolete inventories as appropriate.

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

Goodwill and Other Intangible Assets: Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to at least annual impairment tests based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment testing of the goodwill relating to the Fuel Specialties and Active Chemicals businesses is December 31. At this date we performed annual impairment tests and concluded that there has been no impairment of goodwill in respect of those reporting segments. Octane Additives business goodwill is tested for impairment at the end of each quarter. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. Other intangible assets deemed to have finite lives are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

Deferred Finance Costs: The costs relating to debt financing are capitalized, separately disclosed in the consolidated balance sheets and amortized using the effective interest method over the expected life of the debt financing facility.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments: The Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either non-current assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting, are recognized in earnings. Derivatives which are designated as hedges are tested for effectiveness on a quarterly basis, and marked to market. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive income until the hedged item is recognized in earnings. The Company employs interest rate swaps which convert floating rate debt on the senior term loan to fixed rate. These have been designated as cash flow hedges of the underlying variable rate obligation. At the end of the term of the swap arrangements, the cumulative gain or loss will be reclassified to the income statement. The interest rate swaps have been recorded as non-current liabilities in the consolidated balance sheet. The Company also hedges the cost of some raw materials using commodity swaps. The swaps in respect of one of its key raw materials have been designated as qualifying for hedge accounting. At the end of the swap arrangements the cumulative gain or loss will be reclassified to the income statement. These commodity swaps are recorded as non-current assets or liabilities in the consolidated balance sheet.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of Selling, General and Administrative Expenses: Selling expenses comprise the costs of the direct sales force, and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions, and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal and settlement costs for litigation in which the Company is involved is made and reported in the administrative expense line item.

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

Share Based Compensation Plans: The Company accounts for employee stock options under the fair value method. Accordingly share based compensation is measured at the grant date based on the fair value of the options. The Company uses the straight-line attribution method to recognize share based compensation costs over the service period of the option.

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

Note 3.     Business Segment and Geographical Area Data

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives business is characterized by declining demand.

In 2010 the Company had one significant customer in the Fuel Specialties business, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $67.8 million (10%) of net group sales. In 2009 and 2008, Shell accounted for $76.1 million (13%) and $84.6 million (13%) of net group sales, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2010	2009	2008
Net sales
Fuel Specialties	$458.1	$422.7	$440.9
Active Chemicals	152.7	130.2	138.3
Octane Additives	72.4	45.6	61.3

	$683.2	$598.5	$640.5

Gross profit
Fuel Specialties	$147.1	$147.2	$145.6
Active Chemicals	34.1	26.8	12.5
Octane Additives	36.0	15.3	28.3

	$217.2	$189.3	$186.4

Operating income
Fuel Specialties	$77.6	$81.4	$80.0
Active Chemicals	16.7	8.8	(5.0)
Octane Additives	25.8	(44.8)	1.2
Pension charge	(10.8)	(6.4)	(2.3)
Corporate costs	(26.3)	(13.3)	(24.9)
Restructuring charge	(8.7)	(2.8)	(2.1)
Impairment of Octane Additives business goodwill	(2.2)	(2.2)	(3.7)
Profit on disposal, net	0.1	—	0.4

Total operating income	$72.2	$20.7	$43.6

Identifiable assets at year end
Fuel Specialties	$260.4	$247.6	$247.9
Active Chemicals	104.8	103.2	104.2
Octane Additives	65.9	79.5	124.6
Corporate	117.2	112.8	17.6

	$548.3	$543.1	$494.3

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal counsel and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other business segments; and

•	the corporate share of the information technology, accounting and human resources departments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales by geographic area are reported by source (where the transactions originate) and by destination (where the final sales to customers are made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

(in millions)	2010	2009	2008
Net sales by source
United States	$238.4	$217.0	$222.9
United Kingdom	431.8	356.2	383.2
Rest of Europe	106.8	84.8	115.6
Other	0.7	0.3	0.8
Sales between areas	(94.5)	(59.8)	(82.0)

	$683.2	$598.5	$640.5

Net sales by destination
United States	$231.4	$222.0	$236.6
United Kingdom	26.8	21.1	22.2
Rest of Europe	235.1	219.5	240.5
Other	189.9	135.9	141.2

	$683.2	$598.5	$640.5

Income before income taxes
United States	$11.1	$(44.8)	$10.0
United Kingdom	25.5	52.4	7.9
Rest of Europe	36.6	12.8	4.5
Other	(0.3)	0.1	0.2
Impairment of Octane Additives business goodwill	(2.2)	(2.2)	(3.7)

	$70.7	$18.3	$18.9

Long-lived assets at year end
United States	$16.7	$17.3	$9.4
United Kingdom	40.1	47.6	33.9
Rest of Europe	11.6	11.4	10.2

	$68.4	$76.3	$53.5

Identifiable assets at year end
United States	$96.3	$112.8	$111.7
United Kingdom	255.5	225.4	183.4
Rest of Europe	52.4	58.3	50.4
Other	0.5	0.6	0.6
Goodwill	143.6	146.0	148.2

	$548.3	$543.1	$494.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Share Based Compensation Plans

The Company has five active stock option plans, two of which provide for the grant of stock options to key employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market. The fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have vesting periods ranging from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The aggregate number of shares of common stock reserved for issuance which can be granted under all five plans is 1,790,000.

The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2010	2009	2008
Dividend yield	1.0%	2.5%	0.5%
Expected life	5 years	5 years	4 years
Volatility	82.3%	76.5%	50.1%
Risk free interest rate	1.36%	1.24%	2.73%

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2010	1,159,885	$2.45
Granted – at discount	532,188	$7.55	$9.17
– at market value	63,518	$10.49	$7.08
Exercised	(176,616)	$1.16
Forfeitures	(61,494)	$2.35

Options outstanding at December 31, 2010	1,517,481	$4.74

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 31, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0 - $5	989,409	8.22	$0.64	35,440	5.45	$—
$5 - $10	60,520	3.98	$9.16	60,520	3.98	$9.16
$10 - $15	408,690	4.11	$11.46	—	—	$—
$20 - $25	41,388	7.15	$20.32	—	—	$—
$25 - $30	17,474	6.15	$27.09	17,474	6.15	$27.09

	1,517,481			113,434

The aggregate intrinsic value of fully vested stock options is $0.8 million. Of the 113,434 stock options that are exercisable, 11,240 have performance conditions attached. The total compensation cost for 2010, 2009 and 2008 was $3.1 million, $1.5 million and $4.1 million, respectively. In 2009, this charge included a gain of $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO. The total compensation cost related to non-vested stock options not yet recognized at December 31, 2010 is $5.5 million and this cost is expected to be recognized over the weighted-average period of 2.21 years.

No stock options awards were modified in 2010 or 2008. On February 13, 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Additional compensation cost of $0.2 million is required to be recognized for these modified stock options in the period February 13, 2009 to February 13, 2011.

The total intrinsic value of options exercised in 2010, 2009 and 2008 was $3.7 million, $0.4 million and $1.3 million, respectively. The amount of cash received from the exercise of stock option awards in 2010, 2009 and 2008 was $0.2 million, $0.2 million and $1.9 million, respectively. The Company’s policy is to issue shares from Treasury stock to holders of stock options who exercise those options. During 2010, 2009 and 2008 the new total fair value of shares vested was $4.4 million, $1.1 million and $1.2 million, respectively.

The total options vested in 2010 were 174,298 (2009 – 176,848, 2008 – 264,588).

An additional long term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2009 – $8 million, 2008 – $12 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2010	2009	2008
Balance at January 1	$0.2	$0.1	$—
Compensation charge	0.6	0.1	0.1

Balance at December 31	$0.8	$0.2	$0.1

The following assumptions were used in the Monte Carlo model:

	2010	2009	2008
Dividend yield	0.5%	1.0%	1.7%
Volatility	69.0%	82.2%	80.2%
Risk free interest rate	1.05%	1.65%	1.00%

Note 5.    Earnings Per Share Attributable to Innospec Inc.

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2010	2009	2008
Numerator (in millions):
Net income attributable to Innospec Inc.	$73.7	$6.4	$12.5

Denominator (in thousands):
Weighted average common shares outstanding	23,756	23,642	23,595
Dilutive effect of stock options and awards	1,058	1,072	796

Denominator for diluted earnings per share	24,814	24,714	24,391

Net income per share, basic:
Net income attributable to Innospec Inc. common stockholders	$3.10	$0.27	$0.53

Net income per share, diluted:
Net income attributable to Innospec Inc. common stockholders	$2.97	$0.26	$0.51

In 2010, 2009 and 2008 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 61,808, 146,325 and 98,880, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Pension Plans

The Company maintains a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The Plan’s assets are invested by two investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. The trustees’ investment policy is to seek to achieve specified objectives through investing in a suitable mixture of real and monetary assets. The trustees recognize that the returns on real assets, while expected to be greater over the long term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the Plan to meet its liabilities at an acceptable level of risk for the trustees and an acceptable level of cost to the Company.

The Company closed the Plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010. During the second quarter of 2010 the Company implemented a pension increase exchange (“PIE”) program for current pensioners, effective April 1, 2010, which reduced the PBO by $17.1 million. This reduction in PBO resulted in a prior service credit which is being amortized using the straight-line method over the remaining life expectancy of Plan pensioners of 15 years commencing April 1, 2010. The PIE program provided pensioners with the option of receiving a one-off immediate increase to their pension in lieu of future non-statutory increases. During the fourth quarter of 2010 the Company implemented an enhanced transfer value (“ETV”) program for deferred pensioners which reduced the PBO by $15.7 million and resulted in a settlement loss of $1.1 million. The ETV program provided deferred pensioners with the option of transferring their existing pension entitlement from the Plan to another vehicle in exchange for an enhancement to the standard terms available for such a transfer.

A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2010, the results of which are reflected in these consolidated financial statements. Since April 2010 the Company has been contributing £5.8 million ($9.1 million) per calendar year to the Plan in accordance with a 10-year actuarial deficit recovery plan agreed with the trustees. Accordingly, the Company expects its annual cash contribution for 2011 to be approximately $9 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2010	2009	2008
Plan net pension charge:
Service cost	$1.6	$3.7	$5.3
Interest cost on PBO	40.8	38.9	45.7
Expected return on plan assets	(35.9)	(36.2)	(48.7)
Amortization of prior service credit	(0.9)	—	—
Amortization of actuarial net losses	5.2	—	—

	$10.8	$6.4	$2.3

Plan assumptions (%):
Discount rate	5.40	5.60	6.50
Inflation rate	2.80	3.60	3.00
Rate of increase in compensation levels	—	3.60	3.75
Rate of return on plan assets – overall	5.45	5.75	6.20
Rate of return on plan assets – equity securities	7.70	7.20	7.80
Rate of return on plan assets – debt securities	4.50	5.80	5.10

Plan asset allocation by category (%):
Equity securities	27	26	22
Debt securities	73	74	76
Other	—	—	2

	100	100	100

The discount rate used represents the annualized yield on medium and longer term AA rated corporate bonds in the United Kingdom and has been determined by reference to the iBoxx corporate bond index published by International Index Company. The inflation rate is derived from the difference between yields on fixed interest and index linked United Kingdom government gilts. The rate of increase in compensation levels is no longer relevant since the Company closed the Plan to future service accrual with effect from March 31, 2010. A 0.25% change in either the discount rate assumption, or level of price inflation assumption, would change the PBO by approximately $25 million and the net pension charge for 2011 by approximately $1.1 million. Following guidance issued by the United Kingdom government during 2010, and agreement from the Plan trustees, the Company changed the inflation rate measure from the Retail Prices Index to the Consumers Prices Index resulting in a reduction in actuarial net losses on an accounting basis of approximately $47 million.

The current investment strategy of the Plan is to obtain an asset allocation of 70% in favor of debt securities and 30% equity securities in order to achieve a more predictable return on assets. As at December 31, 2010 and 2009, approximately 70% of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 35% of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2010	2009
Change in PBO
Opening balance	$796.0	$571.2
Interest cost	40.8	38.9
Service cost	1.6	3.7
Benefits paid	(60.0)	(38.9)
Plan amendments	(17.1)	—
Curtailment loss	8.2	—
Settlement loss	1.1	—
Actuarial (gains)/losses	(61.0)	145.1
Exchange effect	(25.6)	76.0

Closing balance	$684.0	$796.0

Fair value of plan assets
Opening balance	$671.8	$557.4
Actual benefits paid	(60.0)	(38.9)
Actual contributions by employer	15.5	7.1
Actual return on assets	65.3	75.9
Exchange effect	(20.3)	70.3

Closing balance	$672.3	$671.8

Plan assets deficit over PBO	$(11.7)	$(124.2)
Unrecognized net loss	150.6	249.1
Amortization of actuarial net losses	(5.2)	—
Plan amendments	(17.1)	—
Amortization of prior service credit	0.9	—
Amount recognized in other comprehensive loss	(129.2)	(249.1)

Pension liability	$(11.7)	$(124.2)

The accumulated benefit obligation for the Plan was $684.0 million and $771.2 million at December 31, 2010 and 2009, respectively.

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

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2010
Fixed income securities
Debt securities issued by U.S. government and government agencies	$—	$1.7	$—	$1.7
Debt securities issued by non-U.S. governments and government agencies	—	240.5	—	240.5
Corporate debt securities	—	248.9	—	248.9
Residential mortgage-backed securities	—	0.6	—	0.6
Commercial mortgage-backed securities	—	0.3	—	0.3
Other asset-backed securities	—	6.1	—	6.1
Equity securities
Equity securities held for proprietary investment purposes	10.6	97.6		108.2
Real estate	—	28.7	—	28.7
Other assets	—	11.3	23.3	34.6

Total assets at fair value	10.6	635.7	23.3	669.6
Cash	2.7	—	—	2.7

Total plan assets	$13.3	$635.7	$23.3	$672.3

At December 31, 2009
Fixed income securities
Debt securities issued by U.S. government and government agencies	$—	$1.3	$—	$1.3
Debt securities issued by non-U.S. governments and government agencies	—	253.2	3.4	256.6
Corporate debt securities	—	266.3	—	266.3
Residential mortgage-backed securities	—	0.8	—	0.8
Commercial mortgage-backed securities	—	0.3	—	0.3
Agency securitized products	—	0.2	—	0.2
Other asset-backed securities	—	2.7	—	2.7
Equity securities
Equity securities held for proprietary investment purposes	7.4	89.3	—	96.7
Real estate	—	27.3	—	27.3
Other assets	—	—	18.0	18.0

Total assets at fair value	7.4	641.4	21.4	670.2
Cash	1.6	—	—	1.6

Total plan assets	$9.0	$641.4	$21.4	$671.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets using significant unobservable inputs (Level 3) was as follows:

(in millions)	Debt Securities Issued by Non- U.S. Government and Government Agencies	Other Assets	Total
Balance at January 1, 2009	$2.7	$20.9	$23.6
Realized/unrealized (losses)/gains:
Relating to assets still held at the reporting date	—	(3.1)	(3.1)
Transfers in/(out) of Level 3	0.3	(2.0)	(1.7)
Exchange effect	0.4	2.2	2.6

Balance at December 31, 2009	3.4	18.0	21.4
Realized/unrealized (losses)/gains:
Relating to assets still held at the reporting date	(3.4)	2.9	(0.5)
Purchases, issuances and settlements	—	5.3	5.3
Transfers in/(out) of Level 3	—	(2.2)	(2.2)
Exchange effect	—	(0.7)	(0.7)

Balance at December 31, 2010	$—	$23.3	$23.3

The projected net pension charge for the year ending December 31, 2011 is as follows:

(in millions)
Service cost	$1.6
Interest cost on PBO	35.5
Expected return on plan assets	(35.7)
Amortization of prior service credit	(1.2)
Amortization of actuarial net losses	0.3

$0.5

The following benefit payments are expected to be made:

(in millions)
2011	$49.3
2012	$49.2
2013	$50.7
2014	$52.5
2015	$54.2
2016-2020	$299.0

Company contributions to defined contribution schemes during 2010 were $5.5 million (2009 – $2.5 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.     Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2008	$3.8	$36.2	$40.0
Additions related to tax positions taken in the current period	—	2.2	2.2
Additions for tax positions of prior periods	0.7	11.6	12.3
Reductions for tax positions of prior periods	—	(9.5)	(9.5)
Exchange effect	(0.5)	(5.7)	(6.2)
Settlements	(0.5)	(3.5)	(4.0)

Closing balance at December 31, 2008	3.5	31.3	34.8
Current	(1.7)	(7.5)	(9.2)

Non-current	$1.8	$23.8	$25.6

Opening balance at January 1, 2009	$3.5	$31.3	$34.8
Additions related to tax positions taken in the current period	2.5	6.9	9.4
Additions for tax positions of prior periods	0.4	—	0.4
Exchange effect	0.2	1.2	1.4
Settlements	(2.8)	(23.8)	(26.6)

Closing balance at December 31, 2009	3.8	15.6	19.4
Current	(1.0)	(4.0)	(5.0)

Non-current	$2.8	$11.6	$14.4

Opening balance at January 1, 2010	$3.8	$15.6	$19.4
Additions related to tax positions taken in the current period	—	—	—
Additions for tax positions of prior periods	0.1	2.0	2.1
Settlements	(3.6)	(9.3)	(12.9)

Closing balance at December 31, 2010	0.3	8.3	8.6
Current	(0.2)	(2.0)	(2.2)

Non-current	$0.1	$6.3	$6.4

All of the $8.6 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

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

As previously disclosed, the Company has been assessing the possible tax implications arising from the settlement of the United Nations Oil for Food Program (“OFFP”) and the U.S. Foreign Corrupt Practices Act (“FCPA”) investigations. The Company determined in the first quarter of 2010 that an element of the $42.7 million settlement accruals would be tax deductible and accordingly recorded a $2.0 million addition to unrecognized tax benefits. On September 30, 2010, Innospec Limited and HMRC reached an agreement in relation to the investigations which provided for an additional payment of $0.7 million and resulted in a reduction of $4.9 million in unrecognized tax benefits in the third quarter of 2010. The Company has assessed the tax implications in the U.S. and has filed the U.S. tax returns for relevant years in January 2011. The additional tax cost was nominal and resulted in a reduction of $3.0 million in unrecognized tax benefits in the fourth quarter of 2010.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2007 onwards), Germany (2005 onwards), Switzerland (2007 onwards) and the United Kingdom (2007 onwards).

The sources of income before income taxes were as follows:

(in millions)	2010	2009	2008
Domestic (U.S.)	$11.1	$8.3	$10.0
Foreign	59.6	10.0	8.9

	$70.7	$18.3	$18.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income tax charges are summarized as follows:

(in millions)	2010	2009	2008
Current:
Federal	$7.2	$2.0	$5.6
Foreign	4.0	10.4	1.4

	$11.2	$12.4	$7.0

Deferred:
Federal	$(9.0)	$0.3	$4.5
Foreign	(5.2)	(0.8)	(5.2)

	(14.2)	(0.5)	(0.7)

	$(3.0)	$11.9	$6.3

Cash payments for income taxes were $22.9 million, $8.6 million and $24.6 million during 2010, 2009 and 2008, respectively.

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusion	7.1	23.0	47.6
Impairment of Octane Additives business goodwill	1.1	4.3	7.1
Foreign tax credit	(7.1)	(18.8)	(21.3)
Pension charge	(1.1)	(8.0)	(18.2)
Foreign tax rate differential	(13.5)	(18.8)	(15.2)
Unrecognized net operating losses	—	(10.5)	(10.0)
Permanent tax adjustments	(2.1)	5.8	(8.9)
Amortization	1.7	(0.2)	(4.2)
Tax (credit)/charge from previous years	(2.9)	65.1	22.0
Net credit from unrecognized tax benefits	(15.3)	(92.1)	—
OFFP/FCPA settlement accrual	(5.6)	76.7	—
Other items and adjustments (net)	(1.5)	3.5	(0.4)

	(4.2)%	65.0%	33.5%

Significant factors affecting the variation to statutory rate are set out above and include foreign income inclusions net of foreign tax credits. There was a favorable impact arising from a reduction in the Company’s unrecognized tax benefits position following the settlement of a historic United Kingdom tax issue and concluding the assessment of the tax implications from the OFFP and FCPA investigations. The Company’s determination that an element of the settlement accrual was tax deductible also had a favorable impact. The mix of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxable profits generated in the different geographical localities in which the Group operates had a significant positive impact on the effective tax rate in 2010.

Details of deferred tax assets and liabilities are as follows:

(in millions)	2010	2009
Deferred tax assets:
Excess of tax over book basis in property, plant and equipment	$2.6	$2.4
Net operating loss carry forwards	0.6	2.0
Pension liability	4.3	35.0
Stock options	3.5	2.8
Foreign tax credits	13.5	4.4
Accrued expenses	7.7	1.9
Other	5.3	4.3

	37.5	52.8
Valuation allowance	(10.8)	(4.4)

Total deferred tax assets	26.7	48.4

Deferred tax liabilities:
Intangible assets	(3.5)	(4.4)
Other	(5.8)	(3.1)
Goodwill amortization	(4.7)	(4.0)

	(14.0)	(11.5)

Total net deferred tax asset	$12.7	$36.9

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2010	2009	2008
At January 1	$(4.4)	$(7.3)	$(8.8)
Change in foreign tax credits	(6.4)	1.0	1.1
Change in net operating loss carry forwards	—	1.9	0.4

At December 31	$(10.8)	$(4.4)	$(7.3)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2010, the Company considers it more likely than not that no valuation allowance is required for $0.6 million (2009 – $2.0 million) of its net operating loss carry forwards and that a partial valuation allowance is required against its foreign tax credit carry forwards.

The net operating loss carry forwards arose in Germany and in the U.S. in prior periods as a result of trading and state tax losses. It is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved and there is no time limitation to use these losses. The foreign tax credits carry forwards arose in the U.S. in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior periods. The Company has determined that future foreign income inclusions will be sufficient to utilize approximately $2.7 million (2009 – $nil) of the foreign tax credit carry forwards and therefore only a partial valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company has not made provision for deferred tax on unremitted earnings from overseas subsidiaries on the grounds that they will not be remitted as they are required in the entities concerned or will continue to be used to fund further investment into other territories. The amount of unremitted earnings at December 31, 2010 and 2009 was approximately $637 million and $616 million, respectively. Any determination of the potential amount of unrecognized deferred taxes is not practicable due to the complexities associated with the hypothetical calculation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Goodwill

Goodwill comprises the following:

(in millions)	Fuel Specialties	Active Chemicals	Octane Additives	Total
At January 1, 2009 Gross cost	$117.4	$30.4	$526.1	$673.9
Accumulated Octane Additives business goodwill impairment losses	—	—	(227.6)	(227.6)

	117.4	30.4	298.5	446.3
Exchange effect	0.4	—	—	0.4
Impairment of Octane Additives business goodwill	—	—	(2.2)	(2.2)

At December 31, 2009	117.8	30.4	296.3	444.5

Gross cost	117.8	30.4	526.1	674.3
Accumulated Octane Additives business goodwill impairment losses	—	—	(229.8)	(229.8)

	117.8	30.4	296.3	444.5

Accumulated amortization – at January 1, 2009	(8.3)	(0.3)	(289.5)	(298.1)
Exchange effect	(0.4)	—	—	(0.4)

Accumulated amortization – at December 31, 2009	(8.7)	(0.3)	(289.5)	(298.5)

Net book amount – at December 31, 2009	$109.1	$30.1	$6.8	$146.0

At January 1, 2010
Gross cost	$117.8	$30.4	$526.1	$674.3
Accumulated Octane Additives business goodwill impairment losses	—	—	(229.8)	(229.8)

	117.8	30.4	296.3	444.5
Exchange effect	(0.2)	—	—	(0.2)
Impairment of Octane Additives business goodwill	—	—	(2.2)	(2.2)

Gross cost – at December 31, 2010	117.6	30.4	294.1	442.1

Gross cost	117.6	30.4	526.1	674.1
Accumulated Octane Additives business goodwill impairment losses	—	—	(232.0)	(232.0)

	117.6	30.4	294.1	442.1

Accumulated amortization – at January 1, 2010	(8.7)	(0.3)	(289.5)	(298.5)
Exchange effect	—	—	—	—

Accumulated amortization – at December 31, 2010	(8.7)	(0.3)	(289.5)	(298.5)

Net book amount – at December 31, 2010	$108.9	$30.1	$4.6	$143.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 3.

The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

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

In 2010 some of the assumptions and estimates underpinning our discounted cash flows have been revised as part of our planning processes although the methodology was unchanged. The most significant revision was that the Company’s weighted average cost of capital was increased to reflect the changing proportion of debt to equity funding within the business.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as at December 31 each year. At December 31, 2010 we had $108.9 million and $30.1 million of goodwill relating to our Fuel Specialties and Active Chemicals businesses, respectively. At this date we performed annual impairment tests and concluded that there has been no impairment of goodwill in respect of those reporting segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives business are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result, the Company determined that quarterly impairment tests be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment tests performed during 2010, 2009 and 2008 impairment charges of $2.2 million, $2.2 million and $3.7 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. There is $4.6 million of goodwill remaining at December 31, 2010 which relates to the Octane Additives business. Given the quantum and predictability of the remaining future cash flows from the Octane Additives business, the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012.

The table below presents the impact a change in the following significant assumptions would have had on our impairment charge recognized at December 31, 2010, assuming all other assumptions and factors remained constant:

(in millions)		Approximate Increase/(Decrease) to Impairment Charge
	Change	Fuel Specialties	Active Chemicals	Octane Additives
Weighted average cost of capital	+10%	$—	$—	$0.7
Weighted average cost of capital	-10%	—	—	(0.7)
After-tax cash flows	+10%	—	—	(6.4)
After-tax cash flows	-10%	$—	$—	$6.4

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Intangible Assets

Intangible assets comprise the following:

(in millions)	2010	2009
Gross cost
– Ethyl	$22.1	$22.1
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9

	48.1	48.1

Accumulated amortization
– Ethyl	(13.1)	(11.0)
– Technology	(4.6)	(3.9)
– Customer relationships	(9.7)	(8.1)
– Patents	(1.7)	(1.4)

	(29.1)	(24.4)

	$19.0	$23.7

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead (“TEL”). In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $2.1 million was recognized in 2010 (2009 – $2.1 million).

Technology

Following the acquisition of the remaining 50% of Innospec Fuel Specialties LLC on July 8, 2004, the Company recognized an intangible asset of $2.3 million in respect of various technological approvals the business has received from certain military and civilian authorities. The approvals act as a barrier to entry to any potential competitor in the market who would wish to supply these products.

An intangible asset of $4.8 million was recognized in respect of a number of specialized manufacturing processes carried out by Innospec Widnes Limited following the acquisition of that entity in August 2004.

Both of these assets have an expected life of 10 years and are being amortized on a straight-line basis over this period. No residual value is anticipated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer relationships

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC) in January 2005, the Company recognized an intangible asset totaling $7.1 million, $4.2 million of which was in relation to customer lists acquired. This asset has an expected life of 13 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Intangible assets were recognized in 2004 in respect of both the Innospec Fuel Specialties LLC ($9.0 million) and Innospec Widnes Limited ($2.8 million) acquisitions, and relate to ongoing customer relationships. These have an expected life of 10 years and are being amortized on a straight-line basis over that period. No residual value is anticipated.

Patents

Following the acquisition of Finetex, the Company recognized an intangible asset of $2.9 million in respect of patents and trademarks. These have an expected life of 10 years and are being amortized on a straight-line basis over that period.

Intangible asset amortization expense was $4.7 million, $4.7 million and $7.4 million in 2010, 2009 and 2008, respectively.

Future amortization expense is estimated to be $4.7 million per annum for 2011 and 2012, and $3.5 million per annum for 2013.

Note 10.     Deferred Finance Costs

On February 6, 2009, we entered into a three-year finance facility. The refinancing was treated as an extinguishment of the previous debt facility. As a result, $0.5 million of deferred finance costs relating to the previous facility were written off in 2009. In 2009 and 2008, $3.4 million and $0.7 million of refinancing costs were capitalized, respectively. These are amortized over the expected life of the relevant finance facility using the effective interest method.

(in millions)	2010	2009
Gross cost	$3.9	$3.9
Accumulated amortization	(3.4)	(2.0)

	$0.5	$1.9

Amortization expense was $1.4 million, $2.0 million and $0.5 million in 2010, 2009 and 2008, respectively. The charge is included in interest expense (see Note 2).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2010	2009
Land	$7.1	$7.2
Buildings	4.7	5.3
Equipment	110.7	108.0
Work in progress	5.8	4.3

	128.3	124.8
Less accumulated depreciation	(79.6)	(74.2)

	$48.7	$50.6

Of the total net book value of equipment at December 31, 2010 and 2009 no amounts are in respect of assets held under capital leases.

Depreciation charges were $9.3 million, $11.7 million and $15.1 million in 2010, 2009 and 2008, respectively.

The estimated additional cost to complete work in progress is $1.4 million (2009—$1.7 million).

Note 12.     Plant Closure Provisions

The principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port, which is the last ongoing manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to Corporate personnel and personnel in each of the three business segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in the provisions are summarized as follows:

(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1, 2008	$2.4	$0.6	$23.8	$26.8
Charge for the period	0.9	1.2	2.8	4.9
Expenditure	(1.6)	(1.7)	(1.6)	(4.9)
Exchange effect	(0.1)	0.1	0.1	0.1

Total at December 31, 2008	1.6	0.2	25.1	26.9
Due within one year	(1.5)	—	(2.6)	(4.1)

Balance at December 31, 2008	$0.1	$0.2	$22.5	$22.8

Total at January 1, 2009	$1.6	$0.2	$25.1	$26.9
Charge for the period	1.8	1.0	2.0	4.8
Expenditure	(2.1)	(0.2)	(1.5)	(3.8)
Exchange effect	—	—	0.5	0.5

Total at December 31, 2009	1.3	1.0	26.1	28.4
Due within one year	(0.2)	(1.0)	(2.7)	(3.9)

Balance at December 31, 2009	$1.1	$—	$23.4	$24.5

Total at January 1, 2010	$1.3	$1.0	$26.1	$28.4
Charge for the period	0.5	—	2.5	3.0
Expenditure	(0.4)	(0.8)	(2.7)	(3.9)
Exchange effect	0.1	(0.1)	—	—

Total at December 31, 2010	1.5	0.1	25.9	27.5
Due within one year	(0.5)	(0.1)	(3.3)	(3.9)

Balance at December 31, 2010	$1.0	$—	$22.6	$23.6

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.5 million was recognized in respect of a reduction in EMEA headcount.

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in 2010 was $2.1 million. This remediation charge was increased by $0.5 million in 2010 from 2009 in respect of changes in the scope of future remediation activities offset by an increase in the Company’s weighted average cost of capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future expected costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our Ellesmere Port site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate them sufficiently reliably to recognize a provision.

Remediation expenditure against provisions was $2.7 million, $1.5 million and $1.6 million in 2010, 2009 and 2008, respectively.

Note 13.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2010	2009
Senior term loan	$40.0	$50.0
Revolving credit	7.0	1.0

	47.0	51.0
Less current portion	(15.0)	(10.0)

	$32.0	$41.0

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. The term loan repayments are as follows: $10 million was paid on February 5, 2010; $15 million was paid on February 7, 2011; and $25 million is due on February 6, 2012.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to December 31, 2010 and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

The weighted average rate of interest on borrowings was 4.1% at December 31, 2010 and 4.4% at December 31, 2009. Payments of interest on long-term debt were $2.0 million, $2.9 million and $4.7 million in 2010, 2009 and 2008, respectively.

The net cash outflows in respect of refinancing costs were $nil, $3.7 million and $0.4 million in 2010, 2009 and 2008, respectively.

Note 14.    Deferred Income

Deferred income consists of:

(in millions)	2010	2009
Deferred income	$1.0	$0.9
Less: current portion	(0.1)	(0.1)

	$0.9	$0.8

Deferred income relates to $1.0 million of post acquisition government grants received by Innospec Leuna GmbH.

Note 15.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2010	2009	2008	2010	2009	2008
At January 1	29,555	29,555	29,555	5,890	5,956	5,777
Exercise of options	—	—	—	(186)	(68)	(354)
Stock purchases	—	—	—	147	2	533

At December 31	29,555	29,555	29,555	5,851	5,890	5,956

At December 31, 2010, the Company had authorized common stock of 40,000,000 shares (2009 – 40,000,000). Issued shares at December 31, 2010, were 29,554,500 (2009 – 29,554,500) and treasury stock amounted to 5,851,298 shares (2009 – 5,890,447).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest Level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2010, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Level 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at December 31, 2010 and 2009:

	2010		2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$107.1	$107.1	$68.6	$68.6
Short-term investments	4.2	4.2	—	—
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	4.6	4.6	6.8	6.8
Derivatives (Level 1 measurement):
Commodity swaps	1.7	1.7	1.6	1.6
Foreign currency forward exchange contracts	0.7	0.7	—	—

Liabilities
Non-derivatives:
Long-term debt (including current portion)	47.0	47.0	51.0	51.0
Derivatives (all Level 1 measurement):
Interest rate swaps	0.5	0.5	0.4	0.4
Foreign currency forward exchange contracts	$—	$—	$0.3	$0.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

Derivatives: The fair value of derivatives relating to interest rate swaps, foreign currency forward exchange contracts and commodity swaps are derived from current settlement prices and comparable contracts using current assumptions.

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2010	2009
Balance at January 1	$1.2	$(2.0)
Change in fair value	—	3.2

Balance at December 31	$1.2	$1.2

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012 in line with the long-term debt maturity profile. At December 31, 2010 the interest rate swaps have been designated as a cash flow hedge against $40.0 million of underlying floating rate debt obligations, that stood at $47.0 million at December 31, 2010, and qualify for hedge accounting throughout the years ended December 31, 2010 and 2009.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting throughout the years ended December 31, 2010 and 2009.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $1.2 million at December 31, 2010 (2009 – net unrealized gain of $1.2 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2010, 2009 and 2008 and accordingly no gain or loss was recognized in earnings in these periods. Based on the valuations as at December 31, 2010 the Company expects a net unrealized gain of $0.9 million to be reclassified into earnings in the next 12 months and the remaining $0.3 million to be reclassified into earnings in the following 12 months.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures.

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

The Company decided to hedge a proportion of the outstanding floating rate debt obligation. As at December 31, 2010 the Company had the following interest rate instruments in effect (notional amounts in millions):

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest rate swap	$7.5	1.4435%	February 7, 2011
	$7.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The notional amount under the first two swaps above reduced from $12.5 million to $7.5 million on February 5, 2010.

The Company has hedged the cost of certain raw materials with commodity swaps. As at December 31, 2010 and 2009 the Company had the following summarized commodity swaps:

	2010		2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 1,350 tonnes			$1.6	$1.6
Notional quantity – 2,950 tonnes	$1.7	$1.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective during the years ended December 31, 2010 and 2009. The impact on the income statement for the last 12 months is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate contracts	$(0.7)	Interest income/(expense)	$(0.6)
Commodity contracts	1.3	Cost of goods sold	1.2

	0.6		0.6
Taxation	(0.2)	Income taxes	(0.2)

	$0.4		$0.4

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to 4 years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement in 2010, 2009 and 2008 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
		2010	2009	2008
Foreign currency forward exchange contracts	Other income/(expense)	$0.9	$12.0	$(12.7)

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Commitments and Contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $2.8 million in 2010, $2.6 million in 2009 and $2.2 million in 2008. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2011	$1.3
2012	1.1
2013	0.7
2014	0.5
2015	0.5
Thereafter	1.4

$5.5

Commitments in respect of environmental remediation obligations are disclosed in Note 12.

Contingencies

Resolution of the United Nations Oil for Food Program (“OFFP”) and U.S. Foreign Corrupt Practices Act (“FCPA”) investigations and U.S. Cuban Assets Control Regulations (“CACR”) matters

As we have previously disclosed, the Company has been the subject of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the OFFP, the FCPA, the CACR and United Kingdom anti-bribery laws. The Company and its officers and directors fully cooperated during the investigations with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice (“DOJ”), the U.S. Office of Foreign Assets Control (“OFAC”) and the United Kingdom Serious Fraud Office (“SFO”) (collectively, “Government Authorities”).

In the first quarter of 2010, the Company entered into a $40.2 million settlement with the Government Authorities to resolve all matters relating to the investigations. As part of this settlement the Company (i) pled guilty in the U.S. District Court for the District of Columbia to a twelve count indictment alleging wire fraud under the OFFP and violations of the FCPA in relation to illegal payments made to government officials in Iraq and Indonesia, (ii) agreed to pay to the DOJ a criminal fine of between $7.7 million and $14.1 million contingent on future trading and to retain an independent corporate compliance monitor for at least three (3) years, subject to conditions which would allow for a reduction or extension of the term, (iii) agreed to disgorge $11.2 million to settle a civil action brought by the SEC alleging

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Exchange Act of 1934 and FCPA violations for failing to maintain proper internal controls and books and records violations, (iv) agreed to a civil penalty of $2.2 million to settle OFAC allegations of violations of the CACR, and (v) pled guilty in the Southwark Crown Court, England, to criminal charges of conspiracy to corrupt relating to the SFO investigation with a Crown Court penalty of $12.7 million. These fines, penalties and disgorgements are expected to be payable over a period of four years and the first payments aggregating to $10.0 million were made to each of the DOJ, SEC, OFAC and Southwark Crown Court in April 2010. In September 2010 a payment of $2.5 million was made to the DOJ which comprises a portion of the fine which is contingent on future trading. In December 2010 payments of $6.7 million were made to the Government Authorities. As at December 31, 2010, the expected schedule of payments is as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$—	$40.2
Probable future expenses	—	3.9	3.9
Less discounting to net present value	(0.7)	—	(0.7)

	39.5	3.9	43.4
Amounts paid:
– fixed	(16.7)	—	(16.7)
– contingent on future trading	(2.5)	—	(2.5)
Exchange effect	0.3	—	0.3

	20.6	3.9	24.5
Due within one year	(9.6)	(1.3)	(10.9)

	$11.0	$2.6	$13.6

For accounting purposes only, we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value. As at December 31, 2009, the Company had recorded total accruals for settlement of these matters of $42.7 million. The Company accrued and has spent in excess of $35 million in associated legal and other professional expenses with a provision of $0.9 million remaining as at December 31, 2010. The Company accrued $3.9 million in the first quarter of 2010 in respect of probable future compliance monitor expenses.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead fuel additive, to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of the complaint and the costs to the Company of responding to it, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at December 31, 2010 we had accrued $2.8 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

Other Legal Matters

There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, other than ordinary, routine litigation incidental to their respective businesses, although an adverse resolution of an unexpectedly large number of these individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter. We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2010, such contingent liabilities amounted to $5.3 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Profit on Disposal, net

(in millions)	2010	2009	2008
Profit on disposal of surplus United Kingdom real estate	$0.2	$—	$—
(Loss)/profit on disposal of surplus U.S. real estate	(0.1)	—	0.4

	$0.1	$—	$0.4

In April 2010 the Company recognized $0.2 million following the disposal of surplus real estate. The (loss)/profit on disposal of the surplus U.S. real estate relates to the sale in May 2008 of the Company’s former manufacturing site in Elmwood Park, New Jersey.

Note 20.    Recently Issued Accounting Pronouncements

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

Note 21.    Subsequent Events

The Company has evaluated subsequent events up to and including February 18, 2011, which is the date the consolidated financial statements were issued, and has concluded that no additional disclosures are required in relation to events subsequent to the balance sheet date except for the fact that during January 2011 the Company repurchased 116,820 shares at a cost of $2.3 million.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in the Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

Information under the headings “Election of a Director”, “Re-Election of Two Directors”, “Information about the Board of Directors”, “Information about the Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” set out in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2011 (“the Proxy Statement”) is incorporated herein by reference.

At its Board Meeting on February 24, 2004, the Company formally adopted a Code of Ethics. Any stockholder who requires a copy of the Code of Ethics, Corporate Governance Guidelines or any of the Board Committee Charters may obtain one by writing to the General Counsel, Innospec Inc., 8375 South Willow Street, Littleton, Colorado, 80124, e-mail investor@innospecinc.com. These documents can also be accessed via the Company’s web site, www.innospecinc.com.

The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the composition and the workings of the Audit Committee is included under the headings “Corporate Governance – Board Committees – Audit Committee” and “Audit Committee Report” in the Proxy Statement and is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors is included under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation

The information under the headings “Executive Compensation”, “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Information About our Common Stock Ownership” in the Proxy Statement is incorporated herein by reference.

Shares Authorized for Issuance Under Equity Compensation Plans

The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Transactions with Executives, Officers, Directors and Others”, “Certain Other Transactions and Relationships” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is contained under the heading “Audit Committee Report – Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information with respect to the Audit Committee’s pre-approval policies and procedures is contained under the heading “Audit Committee Report – Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated February 18, 2011, appear on pages 51 through 94 of the 2010 Form 10-K to stockholders, are incorporated in Item 8.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of Regulations S-X.

(3)	Exhibits

3.1	Amended and Restated By-laws of the Registrant. (1)

4.6	Rights Agreement dated June 12, 2009. (12)

10.1	Employment offer letter from The Associated Octel Company Limited to Philip J Boon, (2) and Executive Service Agreement dated June 1, 2009. (11) *

10.2	Contract of Employment, Ian McRobbie. (3) *

10.3	Contract of Employment, Dr. Catherine Hessner. (5) *

10.4	Contract of Employment, Patrick Williams, dated October 11, 2005, (6) and Executive Service Agreement dated April 2, 2009. (10) *

10.5	Contract of Employment, Ian Cleminson, dated June 30, 2006. (7) *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008. (8) *

10.7	Innospec Inc. Company Share Option Plan 2008. (8) *

10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008. (8) *

10.9	Innospec Inc. Sharesave Plan 2008. (8) *

10.10	U.S. $150,000,000 three year Facilities Agreement dated February 6, 2009 with Lloyds TSB plc as agent, Company term loan facility of $50,000,000 and revolving loan of $100,000,000. (9)

10.11	Contract of Employment, David E. Williams, dated September 17, 2009. (13) *

10.12	Letter dated December 1, 2010 from the Board of Directors to Patrick S. Williams regarding a one off bonus payment (filed herewith). *

10.13	Letter dated December 1, 2010 from the Board of Directors to Ian P. Cleminson regarding a one off bonus payment (filed herewith). *

10.14	Letter dated December 1, 2010 from the Board of Directors to Philip J. Boon regarding a one off bonus payment (filed herewith). *

10.15	Letter dated December 1, 2010 from the Board of Directors to Ian McRobbie regarding a one off bonus payment (filed herewith). *

10.16	Letter dated December 1, 2010 from the Board of Directors to Brian Watt regarding a one off bonus payment (filed herewith). *

12.1	Statement Regarding Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics. (4)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-12B/A.

(2)	Filed with the Company’s Form 10-K on March 26, 2001.

(3)	Filed with the Company’s Form 10-K on March 28, 2003.

(4)	Filed with the Company’s Proxy Statement on March 15, 2004.

(5)	Filed with the Company’s Form 10-K on March 31, 2005.

(6)	Filed with the Company’s Form 8-K on October 12, 2005.

(7)	Filed with the Company’s Form 8-K on June 30, 2006.

(8)	Filed with the Company’s Proxy Statement on March 31, 2008.

(9)	Filed with the Company’s 8-K on February 10, 2009.

(10)	Filed with the Company’s 8-K on April 3, 2009.

(11)	Filed with the Company’s 8-K on May 27, 2009.

(12)	Filed with the Company’s 8-K on June 12, 2009.

(13)	Filed with the Company’s 8-K on September 14, 2009.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2011:

/s/ ROBERT E. BEW Dr Robert E. Bew	Chairman and Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ MARK A. BRACEWELL Mark A. Bracewell	Group Financial Controller (Principal Accounting Officer)

/s/ HUGH G. C. ALDOUS Hugh G. C. Aldous	Director

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Director

/s/ MARTIN M. HALE Martin M. Hale	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ JOACHIM ROESER Joachim Roeser	Director