Form 10-Q
period 2011-03-31
INNOSPEC INC.
filed 2011-05-10
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8375 South Willow Street Littleton Colorado	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 792-5554

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2011
Common Stock, par value $0.01	23,704,554

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects”, “anticipates”, “may”, “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, caution should be exercised not to place undue reliance on such statements because they are subject to certain risks, uncertainties and assumptions, including in respect of the general business environment, regulatory actions or changes. If the risks or uncertainties materialize or assumptions prove incorrect or change, our actual performance or results may differ materially from those expressed or implied by such forward-looking statements and assumptions. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to carefully review and consider the cautionary statements and other disclosures made in those filings, including specifically those under the heading “Risk Factors”. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2011	2010
Net sales	$185.3	$163.5
Cost of goods sold	(131.7)	(111.3)

Gross profit	53.6	52.2
Operating expenses:
Selling, general and administrative	(23.6)	(26.9)
Research and development	(4.3)	(4.0)
Restructuring charge	—	(8.2)
Amortization of intangible assets	(1.2)	(1.2)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)

	(29.7)	(40.9)

Operating income	23.9	11.3
Other net income/(expense)	5.3	(0.1)
Interest expense	(1.0)	(1.3)
Interest income	0.1	0.1

Income before income taxes	28.3	10.0
Income taxes	(6.8)	(2.6)

Net income	$21.5	$7.4

Earnings per share:
Basic	$0.91	$0.31

Diluted	$0.88	$0.30

Weighted average shares outstanding (in thousands):
Basic	23,655	23,682

Diluted	24,461	24,883

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31 2011	December 31 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89.9	$107.1
Short-term investments	4.3	4.2
Accounts receivable (less allowance of $2.2 and $2.1, respectively)	89.3	84.2
Inventories:
Finished goods	80.9	78.2
Work in progress	1.1	1.8
Raw materials	45.1	42.3

Total inventories	127.1	122.3
Prepaid expenses	3.4	4.1

Total current assets	314.0	321.9
Property, plant and equipment	132.1	128.3
Less accumulated depreciation	(83.5)	(79.6)

Net property, plant and equipment	48.6	48.7
Goodwill—Fuel Specialties and Active Chemicals	139.1	139.0
Goodwill—Octane Additives	4.0	4.6
Intangible assets	17.8	19.0
Deferred finance costs	0.3	0.5
Deferred income taxes	12.5	12.7
Other non-current assets	2.9	1.9

Total assets	$539.2	$548.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	March 31 2011	December 31 2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52.0	$45.9
Current portion of accrued liabilities	72.6	85.7
Accrued income taxes	5.5	6.1
Short-term borrowing	27.0	15.0
Current portion of plant closure provisions	4.2	3.9
Current portion of unrecognized tax benefits	2.2	2.2
Current portion of deferred income	0.1	0.1

Total current liabilities	163.6	158.9
Accrued liabilities, net of current portion	13.7	13.6
Long-term debt, net of current portion	—	32.0
Plant closure provisions, net of current portion	23.5	23.6
Unrecognized tax benefits, net of current portion	6.5	6.4
Pension liability	9.8	11.7
Other non-current liabilities	0.4	0.5
Deferred income, net of current portion	0.9	0.9
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	286.0	286.3
Treasury stock (5,849,946 and 5,851,298 shares at cost, respectively)	(66.5)	(64.8)
Retained earnings	232.0	210.5
Accumulated other comprehensive loss	(131.0)	(131.6)

Total stockholders’ equity	320.8	300.7

Total liabilities and stockholders’ equity	$539.2	$548.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2011	2010
Cash Flows from Operating Activities
Net income	$21.5	$7.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.9	3.9
Impairment of Octane Additives business goodwill	0.6	0.6
Deferred income taxes	0.2	(0.6)
Changes in working capital:
Accounts receivable and prepaid expenses	(4.3)	(1.5)
Inventories	(4.2)	1.6
Accounts payable and accrued liabilities	(7.8)	(9.3)
Excess tax benefit from stock based payment arrangements	(0.6)	—
Income taxes and other current liabilities	(0.8)	(7.7)
Movement on plant closure provisions	0.1	—
Movement on pension liability	(2.2)	10.4
Stock option compensation	0.9	0.9
Movements on other non-current assets and liabilities	(1.6)	2.7

Net cash provided by operating activities	5.7	8.4
Cash Flows from Investing Activities
Capital expenditures	(1.5)	(1.4)
Purchase of short-term investments	—	(3.3)

Net cash (used in) investing activities	(1.5)	(4.7)
Cash Flows from Financing Activities
Net (repayment)/receipt of revolving credit facility	(5.0)	4.0
Repayment of term loan	(15.0)	(10.0)
Excess tax benefit from stock based payment arrangements	0.6	—
Issue of treasury stock	0.5	—
Repurchase of common stock	(3.4)	(0.1)

Net cash (used in) financing activities	(22.3)	(6.1)
Effect of exchange rate changes on cash	0.9	(2.0)

Net change in cash and cash equivalents	(17.2)	(4.4)
Cash and cash equivalents at beginning of period	107.1	68.6

Cash and cash equivalents at end of period	$89.9	$64.2

Amortization of deferred finance costs of $0.2 million (2010—$0.3 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7
Net income	—	—	—	21.5	—	21.5
Net CTA change (1)	—	—	—	—	0.5	0.5
Derivatives (2)	—	—	—	—	0.2	0.2
Treasury stock re-issued	—	(1.2)	1.7	—	—	0.5
Treasury stock repurchased	—	—	(3.4)	—	—	(3.4)
Stock option compensation	—	0.9	—	—	—	0.9
Amortization of actuarial net losses, net of tax	—	—	—	—	0.1	0.1
Amortization of prior service credit, net of tax	—	—	—	—	(0.2)	(0.2)

Balance at March 31, 2011	$0.3	$286.0	$(66.5)	$232.0	$(131.0)	$320.8

(1)	Changes in cumulative translation adjustment.
(2)	Changes in unrealized gains on derivative instruments, net of tax.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Three Months Ended March 31
	2011	2010
Net income	$21.5	$7.4
Changes in cumulative translation adjustment	0.5	(2.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $nil and $0.3 million, respectively	0.2	(0.5)
Amortization of actuarial net losses, net of tax of $nil and $(0.4), respectively	0.1	1.0
Amortization of prior service credit, net of tax of $0.1 million and $nil, respectively	(0.2)	—

Total comprehensive income	$22.1	$5.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position, results of operations and cash flows.

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 18, 2011.

The results for the interim period are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation”, “Company”, “Registrant”, “we”, “us” and “our”, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

NOTE 2—SEGMENTAL REPORTING

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals businesses both operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives business is characterized by declining demand.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2011	2010
Net sales:
Fuel Specialties	$127.1	$112.8
Active Chemicals	46.5	37.4
Octane Additives	11.7	13.3

	$185.3	$163.5

Gross profit:
Fuel Specialties	$36.7	$38.0
Active Chemicals	11.9	8.2
Octane Additives	5.0	6.0

	$53.6	$52.2

Operating income:
Fuel Specialties	$22.3	$22.1
Active Chemicals	7.6	4.1
Octane Additives	2.2	6.7
Pension charge	(0.1)	(3.8)
Corporate costs	(7.5)	(9.0)

	24.5	20.1
Restructuring charge	—	(8.2)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)

Total operating income	23.9	11.3
Other net income/(expense)	5.3	(0.1)
Interest expense	(1.0)	(1.3)
Interest income	0.1	0.1

Income before income taxes	$28.3	$10.0

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2011	2010
Depreciation:
Fuel Specialties	$0.6	$0.6
Active Chemicals	1.2	1.2
Octane Additives	0.2	0.2
Corporate	0.5	0.4

	$2.5	$2.4

Amortization:
Fuel Specialties	$0.6	$0.6
Active Chemicals	0.3	0.3
Octane Additives	0.3	0.3

	$1.2	$1.2

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PENSION PLANS

The Company sponsors a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees. The components of the net periodic cost were as follows:

	Three Months Ended March 31
(in millions)	2011	2010
Service cost	$(0.4)	$(1.0)
Interest cost on projected benefit obligation	(9.0)	(10.6)
Expected return on plan assets	9.1	9.2
Amortization of prior service credit	0.3	—
Amortization of actuarial net losses	(0.1)	(1.4)

	$(0.1)	$(3.8)

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

The Company expects its annual cash contribution to the Plan for 2011 to be approximately $9 million (2010—$15.5 million).

A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2010. Following guidance issued by the United Kingdom government during 2010, and agreement from the Plan trustees, the Company changed the inflation rate measure used in the December 31, 2010 update from the Retail Prices Index to the Consumer Prices Index resulting in a reduction in actuarial net losses on an accounting basis of approximately $47 million. At March 31, 2011, the Company has a pension liability of $9.8 million recorded in its balance sheet.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—INTANGIBLE ASSETS

	Three Months Ended March 31
(in millions)	2011	2010
Gross cost at January 1 and March 31	$48.1	$48.1

Accumulated amortization at January 1	(29.1)	(24.4)
Amortization charge	(1.2)	(1.2)

Accumulated amortization at March 31	(30.3)	(25.6)

Net book amount at March 31	$17.8	$22.5

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead. In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives business segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties business segment is being amortized straight-line to December 31, 2017. An amortization charge of $0.5 million was recognized in the first quarter of 2011 (2010—$0.5 million).

Others

The remaining intangible assets of $26.0 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents. These assets are being amortized straight-line over periods of up to 13 years. An amortization charge of $0.7 million was recognized in the first quarter of 2011 (2010—$0.7 million).

NOTE 5—GOODWILL

	Three Months Ended March 31
(in millions)	2011	2010
At January 1
Gross cost	$674.1	$674.3
Accumulated Octane Additives business goodwill impairment losses	(232.0)	(229.8)

	442.1	444.5
Impairment of Octane Additives business goodwill	(0.6)	(0.6)
Exchange effect	0.1	(0.1)

At March 31	$441.6	$443.8

Gross cost	$674.2	$674.2
Accumulated Octane Additives business goodwill impairment losses	(232.6)	(230.4)

	441.6	443.8

Accumulated amortization at January 1	(298.5)	(298.5)
Exchange effect	—	—

Accumulated amortization at March 31	(298.5)	(298.5)

Net book amount at March 31	$143.1	$145.3

Fuel Specialties and Active Chemicals business goodwill	$139.1	$139.1
Octane Additives business goodwill	4.0	6.2

	$143.1	$145.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Octane Additives business goodwill

Our Octane Additives business is the world’s only producer of tetra ethyl lead (“TEL”). The Octane Additives business comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business. Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in an average rate of decline in volume terms in demand for TEL in the last five years of approximately 10% per annum.

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

NOTE 6—TAXATION

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2011	$0.3	$8.3	$8.6
Additions for tax positions of prior periods	0.1	—	0.1

Closing balance at March 31, 2011	0.4	8.3	8.7
Current	(0.2)	(2.0)	(2.2)

Non-current	$0.2	$6.3	$6.5

All of the $8.7 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at March 31, 2011, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states. The Company does not anticipate that adjustments arising out of these state tax audits would result in a material change to its financial position as at March 31, 2011.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2008 onwards), Germany (2005 onwards), Switzerland (2009 onwards) and the United Kingdom (2007 onwards).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2011	2010
Numerator (in millions):
Net income available to common stockholders	$21.5	$7.4

Denominator (in thousands):
Weighted average common shares outstanding	23,655	23,682
Dilutive effect of stock options and awards	806	1,201

Denominator for diluted earnings per share	24,461	24,883

Net income per share, basic	$ 0.91	$ 0.31

Net income per share, diluted	$0.88	$0.30

In the quarters ended March 31, 2011 and 2010, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 21,624 and 66,054, respectively.

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At March 31, 2011, the Company had authorized common stock of 40,000,000 shares (December 31, 2010—40,000,000). Issued shares at March 31, 2011, were 29,554,500 (December 31, 2010—29,554,500) and treasury stock amounted to 5,849,946 shares (December 31, 2010—5,851,298).

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2011	2010
Dividend yield	0.2%	1.0%
Expected life	5 years	5 years
Volatility	78.3%	82.3%
Risk free interest rate	1.22%	1.36%

The following table summarizes the transactions of the Company’s stock option plans for the first quarter ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2011	1,517,481	$4.74
Grants—at discount	9,985	$—	$26.64
Grants—at market value	8,300	$27.11	$17.07
Exercised	(159,293)	$3.29
Forfeitures	(1,376)	$10.57
Expired	(66,691)	$—

Outstanding at March 31, 2011	1,308,406	$5.25

The following table summarizes information about options outstanding at March 31, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	812,335	8.23	$0.76	53,954	6.44	$—
$ 5 - $10	40,262	4.06	$9.49	40,262	4.06	$9.49
$10 - $15	403,079	3.81	$11.47	—	—	$—
$20 - $25	26,956	6.91	$20.37	24,918	6.90	$20.23
$25 - $30	25,774	7.19	$27.09	17,474	5.90	$27.09

	1,308,406			136,608

The aggregate intrinsic value of fully vested stock options is $0.8 million. Of the 136,608 stock options that are exercisable, 33,354 have performance conditions attached. The total compensation cost for the first quarter of 2011 was $0.9 million (2010—$0.9 million). The total compensation cost related to non-vested stock options not yet recognized at March 31, 2011 is $5.2 million and this cost is expected to be recognized over the weighted-average period of 2.08 years.

No stock options awards were modified in 2011 or 2010.

The total intrinsic value of options exercised in the first quarter of 2011 was $1.8 million (2010—$nil). The amount of cash received from the exercise of stock option awards in the first quarter of 2011 was $0.5 million (2010—$nil). The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During the first quarter of 2011 the new total fair value of shares vested was $2.7 million (2010—$4.2 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total options vested in the first quarter of 2011 were 241,425 (2010—164,298).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2010—$8 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2011	2010
Balance at January 1	$0.8	$0.2
Compensation charge	1.1	—

Balance at March 31	$1.9	$0.2

The following assumptions were used in the Monte Carlo model:

	2011	2010
Dividend yield	0.2%	0.9%
Volatility	50.9%	85.1%
Risk free interest rate	1.29%	1.65%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	March 31 2011	December 31 2010
Senior term loan	$25.0	$40.0
Revolving credit	2.0	7.0

	27.0	47.0
Less current portion	(27.0)	(15.0)

	$—	$32.0

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to March 31, 2011, and expects to not breach these covenants for the remaining term of the facility. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

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

Movements in the provisions are summarized as follows:

	2011				2010
(in millions)	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$1.5	$0.1	$25.9	$27.5	$28.4
Charge	—	—	0.6	0.6	0.5
Expenditure	—	—	(0.5)	(0.5)	(0.5)
Exchange effect	—	—	0.1	0.1	(0.2)

Total at March 31	1.5	0.1	26.1	27.7	28.2
Due within one year	(0.5)	(0.1)	(3.6)	(4.2)	(4.3)

Balance at March 31	$1.0	$—	$22.5	$23.5	$23.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first quarter of 2011 was $0.6 million.

The Company records environmental liabilities when they are probable and costs can be estimated reasonably. The Company has to anticipate the program of work required and the associated future costs, and has to comply with environmental legislation in the relevant countries. The Company views the costs of vacating our Ellesmere Port site in the United Kingdom as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market for aviation gasoline, there exists such uncertainty as to the timing of such cash flows that it is not possible to estimate them sufficiently reliably to recognize a provision.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the quarter ended March 31, 2011, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$89.9	$89.9	$107.1	$107.1
Short-term investments	4.3	4.3	4.2	4.2
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	4.0	4.0	4.6	4.6
Derivatives (Level 1 measurement):
Commodity swaps	1.8	1.8	1.7	1.7
Foreign currency forward exchange contracts	1.5	1.5	0.7	0.7

Liabilities
Non-derivatives:
Long-term debt (including current portion)	27.0	27.0	47.0	47.0
Derivatives (all Level 1 measurement):
Interest rate swaps	$0.4	$0.4	$0.5	$0.5

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2011	$4.6
Total gains or losses (realized/unrealized):
Included in earnings	(0.6)
Included in other comprehensive income	—

Balance at March 31, 2011	$4.0

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2011	2010
Balance at January 1	$1.2	$1.2
Change in fair value	0.2	(0.8)

Balance at March 31	$1.4	$0.4

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012 in line with the long-term debt maturity profile. At March 31, 2011 the interest rate swaps have been designated as a cash flow hedge against $25.0 million of underlying floating rate debt obligations, that stood at $27.0 million at March 31, 2011, and qualify for hedge accounting as at March 31, 2011 and December 31, 2010.

The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at March 31, 2011 and December 31, 2010.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $1.4 million at March 31, 2011 (2010—net unrealized gain of $0.4 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the quarter ended March 31, 2011, and year ended December 31, 2010, and accordingly no gain or loss was recognized in earnings in either period. Based on the valuations as at March 31, 2011 the Company expects a net unrealized gain of $1.2 million to be reclassified into earnings in the next 12 months and the remaining $0.2 million to be reclassified into earnings in the following 12 months.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at March 31, 2011 the Company had the following interest rate instruments in effect:

(in millions)	Notional Amount	Strike Rate	Expiry Date
Interest rate swap	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The Company has hedged the cost of certain raw materials with commodity swaps. As at March 31, 2011 and December 31, 2010 the Company had the following summarized commodity swaps:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—2,950 tonnes			$1.7	$1.7
Notional quantity—2,425 tonnes	$1.8	$1.8

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at March 31, 2011 and December 31, 2010. The impact on the income statement for the first quarter of 2011 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate contracts	$—	Interest income/(expense)	$(0.1
Commodity contracts	0.5	Cost of goods sold	0.4

	0.5		0.3
Taxation	(0.1)	Income taxes	(0.1

	$0.4		$0.2

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the quarter ended March 31, 2011 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$1.2

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at March 31, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$—	$40.2
Probable future expenses	—	3.9	3.9
Less discounting to net present value	(0.6)	—	(0.6)

	39.6	3.9	43.5
Amounts paid:
- fixed	(16.7)	—	(16.7)
- contingent on future trading	(2.5)	—	(2.5)
Exchange effect	0.4	—	0.4

	20.8	3.9	24.7
Due within one year	(9.7)	(1.3)	(11.0)

	$11.1	$2.6	$13.7

For accounting purposes only, we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value.

For additional details regarding the settlement, see the Legal Proceedings section in our Annual Report on Form 10-K for the year ended December 31, 2010.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of the complaint and the costs to the Company of responding to it, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at March 31, 2011 we had a provision remaining of $1.2 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

Other legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, although an adverse resolution of an unexpectedly large number of these individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2011, such contingent liabilities amounted to $5.5 million.

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

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None applicable.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 2011

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

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, goodwill, intangible assets (net of amortization), pensions, and deferred tax asset valuation allowance and uncertain income tax positions. These policies have been discussed in the Company’s 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

	Three Months Ended March 31
(in millions)	2011	2010
Net sales:
Fuel Specialties	$127.1	$112.8
Active Chemicals	46.5	37.4
Octane Additives	11.7	13.3

	$185.3	$163.5

Gross profit:
Fuel Specialties	$36.7	$38.0
Active Chemicals	11.9	8.2
Octane Additives	5.0	6.0

	$53.6	$52.2

Operating income:
Fuel Specialties	$22.3	$22.1
Active Chemicals	7.6	4.1
Octane Additives	2.2	6.7
Pension charge	(0.1)	(3.8)
Corporate costs	(7.5)	(9.0)

	24.5	20.1
Restructuring charge	—	(8.2)
Impairment of Octane Additives business goodwill	(0.6)	(0.6)

Total operating income	23.9	11.3
Other net income/(expense)	5.3	(0.1)
Interest expense	(1.0)	(1.3)
Interest income	0.1	0.1

Income before income taxes	$28.3	$10.0

Three Months Ended March 31, 2011:

(in millions, except ratios)	2011	2010	Change
Net sales:
Fuel Specialties	$127.1	$112.8	$14.3	+13%
Active Chemicals	46.5	37.4	9.1	+24%
Octane Additives	11.7	13.3	(1.6)	-12%

	$185.3	$163.5	$21.8	+13%

Gross profit:
Fuel Specialties	$36.7	$38.0	$(1.3)	-3%
Active Chemicals	11.9	8.2	3.7	+45%
Octane Additives	5.0	6.0	(1.0)	-17%

	$53.6	$52.2	$1.4	+3%

Gross margin (%):
Fuel Specialties	28.9	33.7	-4.8
Active Chemicals	25.6	21.9	+3.7
Octane Additives	42.7	45.1	-2.4
Aggregate	28.9	31.9	-3.0

Operating expenses:
Fuel Specialties	$(13.8)	$(15.3)	$1.5	-10%
Active Chemicals	(4.0)	(3.8)	(0.2)	+5%
Octane Additives	(2.5)	1.0	(3.5)	n/a
Pension charge	(0.1)	(3.8)	3.7	-97%
Corporate costs	(7.5)	(9.0)	1.5	-17%

	$(27.9)	$(30.9)	$3.0	-10%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	n/a	n/a	+15	+31	+4
Price and product mix	+11	+12	+1	+2	+10
Exchange rates	n/a	-2	n/a	n/a	-1

	+11	+10	+16	+33	+13

Gross margin: the year on year decrease of 4.8 percentage points primarily reflects the competitive pressure on margins as raw material costs have continued to rise in the quarter.

Operating expenses: the year on year reduction of 10% was achieved despite the 13% sales growth, and 10% increase in research and development expenses, primarily due to the release of an accrual in respect of an old customer claim.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+16	+9	-6	+10
Price and product mix	+7	+21	+19	+15
Exchange rates	n/a	-1	n/a	-1

	+23	+29	+13	+24

Gross margin: the year on year increase of 3.7 percentage points reflects the continued improvement across all markets, especially our Polymers business, despite the competitive pressures on margins as raw material costs have continued to rise.

Operating expenses: the year on year increase of 5%, or $0.2 million, was less than the 24% growth in sales as we continued to leverage the infrastructure of this business.

Octane Additives

Net sales: decreased by 12% due to reduced volumes (down 22 percentage points), as a result of the timing of shipments to major customers, but offset by an improved sales mix (up 10 percentage points). In both 2011 and 2010, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year reduction of 2.4 percentage points primarily reflects the higher unit cost of inventories sold in the current quarter following the decrease in TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: excluding the impact in 2010 of the $3.0 million adjustment to the settlement accrual related to the OFFP and FCPA investigations, the year on year increase was $0.5 million, or 25%, primarily in respect of increased legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge decreased by $3.7 million to $0.1 million reflecting the reduction in the pension liability and the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: were $7.5 million, compared with $9.0 million a year ago which included a $3.9 million charge for the expected cost of the Company’s new external compliance monitor. The increase excluding that item primarily reflects higher accruals for share based compensation expense, driven by the substantial gain in Innospec’s share price during the quarter.

Restructuring charge: the Company closed its defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010.

Amortization of intangible assets: was $1.2 million in both 2011 and 2010.

Impairment of Octane Additives business goodwill: was $0.6 million in both 2011 and 2010.

Other net income/(expense): other net income of $5.3 million is composed of $5.5 million of gains on translation of net assets denominated in non-functional currencies in our European businesses and net foreign exchange gains on foreign currency forward exchange contracts, and $0.2 million sundry other expenses. In 2010, other net expense of $0.1 million related to losses on foreign currency forward exchange contracts of $1.1 million offset by gains on translation of net assets in our European businesses of $0.9 million and other income of $0.1 million.

Interest expense (net): the net interest expense has decreased from $1.2 million to $0.9 million due to the lower level of debt in 2011.

Income taxes: the effective tax rate decreased by 2.0 percentage points primarily due to the positive impact of taxable profits in different geographical locations and the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011 enacted in July 2010. These factors had a greater favourable impact on the effective tax rate in the first quarter of 2011 than the first quarter of 2010. The effective tax rate for the first quarter of 2010 also benefited from the revised assumption that an element of the OFFP and FCPA settlement accruals should be tax deductible and from the positive impact of taxable profits in different geographical locations.

(in millions)	2011	2010
Income before income taxes	$28.3	$10.0

Income taxes	$6.8	$2.6

Effective tax rate	24.0%	26.0%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	March 31, 2011	December 31, 2010
Total current assets	$314.0	$321.9
Total current liabilities	(163.6)	(158.9)

Working capital	150.4	163.0
Less cash and cash equivalents	(89.9)	(107.1)
Less short-term investments	(4.3)	(4.2)
Add back accrued income taxes	5.5	6.1
Add back short-term borrowing	27.0	15.0
Add back current portion of plant closure provisions	4.2	3.9
Add back current portion of unrecognized tax benefits	2.2	2.2
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$95.2	$79.0

In the first quarter of 2011 adjusted working capital increased by $16.2 million (defined by the Company as accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities). The $4.4 million increase in accounts receivable and prepaid expenses was primarily due to increased trading in our Active Chemicals business. The $4.8 million increase in inventories was focused in our Active Chemicals and Fuel Specialties businesses as we balanced production levels in Octane Additives to meet fluctuations in demand. The $7.0 million decrease in accounts payable and accrued liabilities primarily reflects payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation.

Cash

At March 31, 2011 and December 31, 2010 we had cash and cash equivalents of $89.9 million and $107.1 million, respectively.

Short-term investments

At March 31, 2011 and December 31, 2010 we had short-term investments of $4.3 million and $4.2 million, respectively.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to March 31, 2011 and expects to not breach these covenants for the remaining term of the facility. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at March 31, 2011, the Company had $27.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein.

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

The Company’s exposure to market risk has been discussed in the Company’s 2010 Annual Report on Form 10-K and there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at March 31, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$—	$40.2
Probable future expenses	—	3.9	3.9
Less discounting to net present value	(0.6)	—	(0.6)

	39.6	3.9	43.5
Amounts paid:
- fixed	(16.7)	—	(16.7)
- contingent on future trading	(2.5)	—	(2.5)
Exchange effect	0.4	—	0.4

	20.8	3.9	24.7
Due within one year	(9.7)	(1.3)	(11.0)

	$11.1	$2.6	$13.7

For accounting purposes only, we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value.

For additional details regarding the settlement, see the Legal Proceedings section in our Annual Report on Form 10-K for the year ended December 31, 2010.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of the complaint and the costs to the Company of responding to it, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. As at March 31, 2011 we had a provision remaining of $1.2 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

Patent actions

The Company is actively opposing certain third party patents in various regions of the world. The actions are part of the Company’s ongoing management of its intellectual property portfolio. The Company does not believe that any of these actions will have a material effect on the financial condition or results of operations of the Company.

Other legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject, although an adverse resolution of an unexpectedly large number of these individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

ITEM 1A	Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s 2010 Annual Report on Form 10-K and there have been no material changes in the risk factors facing the Company since that time.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Carried forward from 2010	—	—	—	$2.5 million
January 1, 2011 approval	—	—	—	$5.0 million
January 1—31, 2011	116,820	$19.68	116,820	$5.2 million
February 1—28, 2011	—	—	—	$5.2 million
March 1—31, 2011	—	—	—	$5.2 million

Total	116,820	$19.68	116,820	$5.2 million

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Removed and Reserved

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated By-Laws of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 10, 2011	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer