Form 10-Q
period 2011-06-30
INNOSPEC INC.
filed 2011-08-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2011
Common Stock, par value $0.01	23,749,742

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

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2011	2010	2011	2010
Net sales	$186.5	$168.4	$371.8	$331.9
Cost of goods sold	(128.4)	(114.4)	(260.9)	(226.5)

Gross profit	58.1	54.0	110.9	105.4
Operating expenses:
Selling, general and administrative	(30.5)	(24.1)	(54.5)	(51.4)
Research and development	(4.7)	(4.5)	(9.0)	(8.5)
Restructuring charge	0.0	(0.3)	0.0	(8.5)
Impairment of Octane Additives segment goodwill	(0.5)	(0.5)	(1.1)	(1.1)
Profit on disposal	0.0	0.2	0.0	0.2

Total operating expenses	(35.7)	(29.2)	(64.6)	(69.3)

Operating income	22.4	24.8	46.3	36.1
Other net income/(expense)	7.9	(10.8)	13.2	(10.9)
Interest expense	(1.0)	(1.2)	(2.0)	(2.5)
Interest income	0.2	0.1	0.3	0.2

Income before income taxes	29.5	12.9	57.8	22.9
Income taxes	(4.9)	(0.9)	(11.7)	(3.5)

Net income	$24.6	$12.0	$46.1	$19.4

Earnings per share:
Basic	$1.04	$0.50	$1.95	$0.82

Diluted	$1.00	$0.48	$1.88	$0.78

Weighted average shares outstanding (in thousands):
Basic	23,726	23,781	23,691	23,732

Diluted	24,519	25,005	24,523	24,915

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30 2011	December 31 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$99.0	$107.1
Short-term investments	4.4	4.2
Trade and other accounts receivable (less allowances of $2.1 and $2.1, respectively)	96.8	84.2
Inventories:
Finished goods	87.2	78.2
Work in progress	2.4	1.8
Raw materials	52.8	42.3

Total inventories	142.4	122.3
Prepaid expenses	6.5	4.1

Total current assets	349.1	321.9
Property, plant and equipment	135.1	128.3
Less accumulated depreciation	(86.2)	(79.6)

Net property, plant and equipment	48.9	48.7
Goodwill	142.6	143.6
Intangible assets	16.8	19.0
Deferred finance costs	0.1	0.5
Deferred income taxes	12.1	12.7
Other non-current assets	2.5	1.9

Total assets	$572.1	$548.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	June 30 2011	December 31 2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.5	$45.9
Current portion of accrued liabilities	79.1	85.7
Accrued income taxes	2.7	6.1
Current portion of long-term debt	33.0	15.0
Current portion of plant closure provisions	4.0	3.9
Current portion of unrecognized tax benefits	2.2	2.2
Current portion of deferred income	0.1	0.1

Total current liabilities	178.6	158.9
Accrued liabilities, net of current portion	13.5	13.6
Long-term debt, net of current portion	0.0	32.0
Plant closure provisions, net of current portion	23.4	23.6
Unrecognized tax benefits, net of current portion	6.5	6.4
Pension liability	7.8	11.7
Other non-current liabilities	0.4	0.5
Deferred income, net of current portion	1.1	0.9
Commitments and contingencies	0.0	0.0
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	285.9	286.3
Treasury stock (5,807,284 and 5,851,298 shares at cost, respectively)	(66.5)	(64.8)
Retained earnings	256.6	210.5
Accumulated other comprehensive loss	(135.5)	(131.6)

Total stockholders’ equity	340.8	300.7

Total liabilities and stockholders’ equity	$572.1	$548.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2011	2010
Cash Flows from Operating Activities
Net income	$46.1	$19.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.5	7.7
Impairment of Octane Additives segment goodwill	1.1	1.1
Deferred income taxes	0.6	1.3
Profit on disposal of property, plant and equipment	0.0	(0.2)
Changes in working capital:
Trade and other accounts receivable	(11.6)	(1.5)
Inventories	(19.2)	5.2
Prepaid expenses	(2.4)	(1.4)
Accounts payable and accrued liabilities	(0.7)	(11.0)
Excess tax benefit from stock based payment arrangements	(1.2)	0.0
Accrued income taxes	(3.6)	(8.1)
Movement on plant closure provisions	(0.2)	(0.1)
Cash contributions to defined benefit pension plan	(4.6)	(6.0)
Non-cash expense of defined benefit pension plan	0.2	14.1
Stock option compensation	1.6	0.0
Movements on other non-current assets and liabilities	(2.1)	(0.1)

Net cash provided by operating activities	11.5	20.4
Cash Flows from Investing Activities
Capital expenditures	(4.0)	(3.6)
Proceeds on disposal of property, plant and equipment	0.0	0.2
Purchase of short-term investments	(1.9)	(5.0)
Sale of short-term investments	1.8	1.7

Net cash (used in) investing activities	(4.1)	(6.7)
Cash Flows from Financing Activities
Net receipt of revolving credit facility	1.0	6.0
Repayment of term loan	(15.0)	(10.0)
Excess tax benefit from stock based payment arrangements	1.2	0.0
Issue of treasury stock	0.7	0.1
Repurchase of common stock	(4.1)	(0.2)

Net cash (used in) financing activities	(16.2)	(4.1)
Effect of foreign currency exchange rate changes on cash	0.7	(4.5)

Net change in cash and cash equivalents	(8.1)	5.1
Cash and cash equivalents at beginning of period	107.1	68.6

Cash and cash equivalents at end of period	$99.0	$73.7

Amortization of deferred finance costs of $0.4 million (2010—$0.8 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7
Net income				46.1		46.1
Changes in cumulative translation adjustment					(3.5)	(3.5)
Changes in unrealized (losses)/gains on derivative instruments, net of tax					0.0	0.0
Treasury stock re-issued		(2.0)	2.4			0.4
Treasury stock repurchased			(4.1)			(4.1)
Stock option compensation		1.6				1.6
Amortization of actuarial net losses, net of tax					0.1	0.1
Amortization of prior service credit, net of tax					(0.5)	(0.5)

Balance at June 30, 2011	$0.3	$285.9	$(66.5)	$256.6	$(135.5)	$340.8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$24.6	$12.0	$46.1	$19.4
Changes in cumulative translation adjustment	(4.0)	(1.3)	(3.5)	(3.9)
Changes in unrealized (losses)/gains on derivative instruments, net of tax of $0.0 million, $0.2 million, $0.0 million and $0.5 million, respectively	(0.2)	(0.7)	0.0	(1.2)
Amortization of actuarial net losses, net of tax of $0.0 million, $(0.3) million, $0.0 million and $(0.7) million, respectively	0.0	0.9	0.1	1.9
Gain on pension plan amendment, net of tax of $0.0 million, $(4.8) million, $0.0 million and $(4.8) million, respectively	0.0	12.3	0.0	12.3
Amortization of prior service credit, net of tax of $0.1 million, $0.1 million, $0.2 million and $0.1 million, respectively	(0.3)	(0.2)	(0.5)	(0.2)

Total comprehensive income	$20.1	$23.0	$42.2	$28.3

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

During the second quarter, 2011, the Company revised the classification of certain amortization of intangible assets expenses in its results for 2011 and comparable information for 2010. Previously, these expenses were disclosed separately within operating expenses. This has no impact on 2011 or any prior periods’ reported net sales, income before income taxes, net income, earnings per share, net cash provided by operating activities or any balance sheet category. The classification of expenses of $1.2 million for the three months ended March 31, 2011, and $4.7 million for the year ended December 31, 2010, with respect to amortization of intangible assets has been revised from operating expenses to an increase in costs of goods sold of $0.8 million and $3.1 million, respectively, and an increase in selling expenses of $0.4 million and $1.6 million, respectively. The impact on gross profit and selling, general and administrative expenses for the previously reported quarters is provided below:

2011
(in millions)	First Quarter
Previously reported:
Gross profit	$53.6
SG&A expenses	(23.6)
Amortization of intangible assets	(1.2)

Revised classification:
Gross profit	52.8
SG&A expenses	$(24.0)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Previously reported:
Gross profit	$52.2	$54.7	$55.4	$54.9	$217.2
SG&A expenses	(26.9)	(23.7)	(28.2)	(33.1)	(111.9)
Amortization of intangible assets	(1.2)	(1.1)	(1.2)	(1.2)	(4.7)

Revised classification:
Gross profit	51.4	54.0	54.6	54.1	214.1
SG&A expenses	$(27.3)	$(24.1)	$(28.6)	$(33.5)	$(113.5)

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SEGMENTAL REPORTING

Innospec divides its business into three distinct segments for both management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals segments both operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives segment is characterized by declining demand.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Net sales:
Fuel Specialties	$113.3	$104.2	$240.4	$217.0
Active Chemicals	48.7	38.1	95.2	75.5
Octane Additives	24.5	26.1	36.2	39.4

	$186.5	$168.4	$371.8	$331.9

Gross profit:
Fuel Specialties	$31.1	$32.1	$67.5	$69.8
Active Chemicals	13.7	8.1	25.4	16.1
Octane Additives	13.3	13.8	18.0	19.5

	$58.1	$54.0	$110.9	$105.4

Operating income:
Fuel Specialties	$12.3	$17.1	$34.6	$39.2
Active Chemicals	9.1	3.6	16.7	7.7
Octane Additives	8.1	11.6	10.3	18.3
Pension charge	(0.1)	(2.1)	(0.2)	(5.9)
Corporate costs	(6.5)	(4.8)	(14.0)	(13.8)

	22.9	25.4	47.4	45.5
Restructuring charge	0.0	(0.3)	0.0	(8.5)
Impairment of Octane Additives segment goodwill	(0.5)	(0.5)	(1.1)	(1.1)
Profit on disposal	0.0	0.2	0.0	0.2

Total operating income	22.4	24.8	46.3	36.1
Other net income/(expense)	7.9	(10.8)	13.2	(10.9)
Interest expense	(1.0)	(1.2)	(2.0)	(2.5)
Interest income	0.2	0.1	0.3	0.2

Income before income taxes	$29.5	$12.9	$57.8	$22.9

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Depreciation:
Fuel Specialties	$0.6	$0.6	$1.2	$1.2
Active Chemicals	1.1	1.1	2.3	2.3
Octane Additives	0.2	0.2	0.4	0.4
Corporate	0.4	0.3	0.9	0.7

	$2.3	$2.2	$4.8	$4.6

Amortization:
Fuel Specialties	$0.5	$0.5	$1.1	$1.1
Active Chemicals	0.4	0.4	0.7	0.7
Octane Additives	0.2	0.2	0.5	0.5

	$1.1	$1.1	$2.3	$2.3

NOTE 3—PENSION PLANS

The Company sponsors a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom. The components of the net periodic cost were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Service cost	$(0.4)	$(0.2)	$(0.8)	$(1.2)
Interest cost on projected benefit obligation	(9.3)	(9.8)	(18.3)	(20.4)
Expected return on plan assets	9.3	8.8	18.4	18.0
Amortization of prior service credit	0.4	0.3	0.7	0.3
Amortization of actuarial net losses	(0.1)	(1.2)	(0.2)	(2.6)

	$(0.1)	$(2.1)	$(0.2)	$(5.9)

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

A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2010. Following guidance issued by the United Kingdom government during 2010, and agreement from the Plan trustees, the Company changed the inflation rate measure used in the December 31, 2010 update from the Retail Prices Index to the Consumer Prices Index resulting in a reduction in actuarial net losses on an accounting basis of approximately $47 million. At June 30, 2011, the Company has a pension liability of $7.8 million recorded in its balance sheet.

NOTE 4—INTANGIBLE ASSETS

	Six Months Ended June 30
(in millions)	2011	2010
Gross cost at January 1	$48.1	$48.1
Exchange effect	0.2	0.2

Gross cost at June 30	48.3	48.3

Accumulated amortization at January 1	(29.1)	(24.4)
Amortization expense	(2.3)	(2.3)
Exchange effect	(0.1)	(0.2)

Accumulated amortization at June 30	(31.5)	(26.9)

Net book amount at June 30	$16.8	$21.4

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead. In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $1.0 million was recognized in the first half year of 2011 (2010—$0.9 million) in cost of goods sold.

Others

The remaining intangible assets of $26.0 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents. These assets are being amortized straight-line over periods of up to 13 years. In the first half year of 2011 amortization expenses of $0.5 million and $0.8 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2010—$0.6 million and $0.8 million, respectively).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL

	Six Months Ended June 30
(in millions)	2011	2010
At January 1
Gross cost	$674.1	$674.3
Accumulated Octane Additives segment goodwill impairment losses	(232.0)	(229.8)

	442.1	444.5
Impairment of Octane Additives segment goodwill	(1.1)	(1.1)
Exchange effect	0.3	(0.4)

At June 30	$441.3	$443.0

Gross cost	$674.4	$673.9
Accumulated Octane Additives segment goodwill impairment losses	(233.1)	(230.9)

	441.3	443.0

Accumulated amortization at January 1	(298.5)	(298.5)
Exchange effect	(0.2)	0.0

Accumulated amortization at June 30	(298.7)	(298.5)

Net book amount at June 30	$142.6	$144.5

Fuel Specialties and Active Chemicals segments goodwill	$139.1	$138.8
Octane Additives segment goodwill	3.5	5.7

	$142.6	$144.5

Impairment of Octane Additives segment goodwill

Our Octane Additives segment is the world’s only producer of tetra ethyl lead (“TEL”). The Octane Additives segment comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business. Worldwide use of TEL has declined since 1973 following the enactment of the U.S. Clean Air Act of 1970 and similar legislation in other countries. The trend of countries exiting the leaded gasoline market has resulted in an average rate of decline in volume terms in demand for TEL in the last five years of approximately 10% per annum.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives segment are reduced, and accordingly the fair value of the Octane Additives segment is reduced. As a result, the Company determined that quarterly impairment tests be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. Given the quantum and predictability of the remaining future cash flows from the Octane Additives segment, the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2012.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TAXATION

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2011	$0.3	$8.3	$8.6
Additions for tax positions of prior periods	0.1	0.0	0.1

Closing balance at June 30, 2011	0.4	8.3	8.7
Current	(0.2)	(2.0)	(2.2)

Non-current	$0.2	$6.3	$6.5

All of the $8.7 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at June 30, 2011, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states. The Company does not anticipate that adjustments arising out of these state tax audits would result in a material change to its financial position as at June 30, 2011.

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

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Numerator (in millions):
Net income available to common stockholders	$24.6	$12.0	$46.1	$19.4

Denominator (in thousands):
Weighted average common shares outstanding	23,726	23,781	23,691	23,732
Dilutive effect of stock options and awards	793	1,224	832	1,183

Denominator for diluted earnings per share	24,519	25,005	24,523	24,915

Net income per share, basic	$1.04	$0.50	$1.95	$0.82

Net income per share, diluted	$1.00	$0.48	$1.88	$0.78

In the three and six months ended June 30, 2011, there were no anti-dilutive options to be excluded from the calculation of diluted earnings per share (2010—64,102 and 65,078, respectively).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At June 30, 2011, the Company had authorized common stock of 40,000,000 shares (December 31, 2010—40,000,000). Issued shares at June 30, 2011, were 29,554,500 (December 31, 2010—29,554,500) and treasury stock amounted to 5,807,284 shares (December 31, 2010—5,851,298).

The Company has five active stock option plans, two of which provide for the grant of stock options to employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market. The fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have vesting periods ranging from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,640,000.

The fair value of these options is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s share price. The fair value of these options is calculated using a Monte Carlo model.

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2011	2010
Dividend yield	0.2%	1.0%
Expected life	5 years	5 years
Volatility	78.3%	82.3%
Risk free interest rate	1.22%	1.36%

The following table summarizes the transactions of the Company’s stock option plans for the three and six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at April 1, 2011	1,308,406	$5.25
Grants—at discount	1,000	$0.00	$32.13
Grants—at market value	1,380	$32.60	$21.61
Exercised	(65,614)	$2.34
Forfeited	(1,894)	$9.04
Expired	(1,342)	$6.56

Outstanding at June 30, 2011	1,241,936	$5.43

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2011	1,517,481	$4.74
Grants—at discount	10,985	$0.00	$27.14
Grants—at market value	9,680	$27.89	$17.72
Exercised	(224,907)	$3.02
Forfeited	(3,270)	$9.68
Expired	(68,033)	$0.13

Outstanding at June 30, 2011	1,241,936	$5.43

The following table summarizes information about options outstanding at June 30, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	758,865	8.03	$0.82	46,384	6.32	$0.00
$ 5 - $10	30,230	3.79	$9.49	30,230	3.79	$9.49
$10 - $15	401,585	3.57	$11.47	0	0.00	$0.00
$20 - $25	25,456	6.66	$20.38	25,456	6.66	$20.38
$25 - $30	24,420	7.01	$27.09	16,120	5.65	$27.09
$30 - $35	1,380	9.87	$32.60	0	0.00	$0.00

	1,241,936			118,190

The aggregate intrinsic value of fully vested stock options is $0.7 million. Of the 118,190 stock options that are exercisable, 27,284 have performance conditions attached. The total compensation cost for the first half year of 2011 was $1.6 million (2010—$1.6 million). The total compensation cost related to non-vested stock options not yet recognized at June 30, 2011 is $4.7 million and this cost is expected to be recognized over the weighted average period of 1.85 years.

No stock options awards were modified in 2011 or 2010.

The total intrinsic value of options exercised in the first half year of 2011 was $2.1 million (2010—$3.2 million). The amount of cash received from the exercise of stock option awards in the first half year of 2011 was $0.7 million (2010—$0.1 million). The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During the first half year of 2011 the new total fair value of shares vested was $2.9 million (2010—$4.2 million).

The total options vested in the first half year of 2011 were 290,363 (2010 – 164,298).

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2011	2010
Balance at January 1	$0.8	$0.2
Compensation charge	1.6	0.6

Balance at June 30	$2.4	$0.8

The following assumptions were used in the Monte Carlo model:

	2011	2010
Dividend yield	0.2%	1.1%
Volatility	45.7%	84.8%
Risk free interest rate	0.81%	1.00%

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	June 30 2011	December 31 2010
Senior term loan	$25.0	$40.0
Revolving credit	8.0	7.0

	33.0	47.0
Less current portion	(33.0)	(15.0)

	$0.0	$32.0

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. Up to $50 million of the revolving credit facility may be drawn down by the Company in the U.S.. The term loan repayments are as follows: $10 million was paid on February 5, 2010; $15 million was paid on February 7, 2011; and $25 million is due on February 6, 2012.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to June 30, 2011, and expects to not breach these covenants for the remaining term of the facility. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

NOTE 10—PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for personnel reductions (severance), decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have also been made in relation to Corporate personnel and personnel in the three reporting segments.

Movements in the provisions are summarized as follows:

	2011				2010
(in millions)	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$1.5	$0.1	$25.9	$27.5	$28.4
Charge	0.0	0.0	1.2	1.2	1.4
Expenditure	(0.3)	0.0	(1.3)	(1.6)	(1.5)
Exchange effect	0.0	0.0	0.3	0.3	(0.4)

Total at June 30	1.2	0.1	26.1	27.4	27.9
Due within one year	(0.2)	(0.1)	(3.7)	(4.0)	(4.4)

Balance at June 30	$1.0	$0.0	$22.4	$23.4	$23.5

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first half year of 2011 was $1.2 million.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first half year ended June 30, 2011, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$99.0	$99.0	$107.1	$107.1
Short-term investments	4.4	4.4	4.2	4.2
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	3.5	3.5	4.6	4.6
Derivatives (Level 1 measurement):
Commodity swaps	1.5	1.5	1.7	1.7
Foreign currency forward exchange contracts	1.4	1.4	0.7	0.7

Liabilities
Non-derivatives:
Long-term debt (including current portion)	33.0	33.0	47.0	47.0
Derivatives (Level 1 measurement):
Interest rate swaps	$0.3	$0.3	$0.5	$0.5

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2011	$4.6
Total gains or losses (realized/unrealized):
Included in earnings	(1.1)
Included in other comprehensive income	0.0

Balance at June 30, 2011	$3.5

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2011	2010
Balance at January 1	$1.2	$1.2
Change in fair value	0.0	(1.7)

Balance at June 30	$1.2	$(0.5)

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012 in line with the long-term debt maturity profile. At June 30, 2011 the interest rate swaps have been designated as a cash flow hedge against $25.0 million of underlying floating rate debt obligations, that stood at $33.0 million at June 30, 2011, and qualify for hedge accounting as at June 30, 2011 and December 31, 2010.

The carrying amount of long-term debt drawn under the three-year finance facility approximates fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at June 30, 2011 and December 31, 2010.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $1.2 million at June 30, 2011 (2010—net unrealized loss of $0.5 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the first half year ended June 30, 2011, and year ended December 31, 2010, and accordingly no gain or loss was recognized in earnings in either period. Based on the valuations as at June 30, 2011 the Company expects a net unrealized gain of $1.1 million to be reclassified into earnings in the next 12 months and the remaining $0.1 million to be reclassified into earnings in the following 12 months.

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at June 30, 2011 the Company had the following interest rate instruments in effect:

(in millions)	Notional Amount	Strike Rate	Expiry Date
Interest rate swap	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The Company has hedged the cost of certain raw materials with commodity swaps. As at June 30, 2011 and December 31, 2010 the Company had the following summarized commodity swaps:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—2,950 tonnes			$1.7	$1.7
Notional quantity—1,925 tonnes	$1.5	$1.5

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at June 30, 2011 and December 31, 2010. The impact on the income statement for the first half year of 2011 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate contracts	$0.0	Interest income/(expense)	$(0.2)
Commodity contracts	0.6	Cost of goods sold	0.8

	0.6		0.6
Taxation	(0.2)	Income taxes	(0.2)

	$0.4		$0.4

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first half year ended June 30, 2011 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$1.5

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at June 30, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Probable future expenses	0.0	3.9	3.9
Less discounting to net present value	(0.5)	0.0	(0.5)

	39.7	3.9	43.6
Amounts paid:
- fixed	(16.7)	(0.3)	(17.0)
- contingent on future trading	(2.5)	0.0	(2.5)
Exchange effect	0.4	0.0	0.4

	20.9	3.6	24.5
Due within one year	(9.7)	(1.3)	(11.0)

	$11.2	$2.3	$13.5

For accounting purposes only, we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value.

For additional details regarding the settlement, see the Legal Proceedings section in our Annual Report on Form 10-K for the year ended December 31, 2010.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of the complaint and the costs to the Company of responding to it, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. On the facts available to us it is not yet possible to form any reasonable estimate of the potential costs and damages that may be imposed upon us, if any, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. As at June 30, 2011 we had a provision remaining of $2.0 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2011, such contingent liabilities amounted to $4.9 million.

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

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2011

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

Our objective is to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows together with our financial position. We aim to achieve this by disclosing information required by the SEC together with further information that provides insight into our business.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Net sales:
Fuel Specialties	$113.3	$104.2	$240.4	$217.0
Active Chemicals	48.7	38.1	95.2	75.5
Octane Additives	24.5	26.1	36.2	39.4

	$186.5	$168.4	$371.8	$331.9

Gross profit:
Fuel Specialties	$31.1	$32.1	$67.5	$69.8
Active Chemicals	13.7	8.1	25.4	16.1
Octane Additives	13.3	13.8	18.0	19.5

	$58.1	$54.0	$110.9	$105.4

Operating income:
Fuel Specialties	$12.3	$17.1	$34.6	$39.2
Active Chemicals	9.1	3.6	16.7	7.7
Octane Additives	8.1	11.6	10.3	18.3
Pension charge	(0.1)	(2.1)	(0.2)	(5.9)
Corporate costs	(6.5)	(4.8)	(14.0)	(13.8)

	22.9	25.4	47.4	45.5
Restructuring charge	0.0	(0.3)	0.0	(8.5)
Impairment of Octane Additives segment goodwill	(0.5)	(0.5)	(1.1)	(1.1)
Profit on disposal	0.0	0.2	0.0	0.2

Total operating income	22.4	24.8	46.3	36.1
Other net income/(expense)	7.9	(10.8)	13.2	(10.9)
Interest expense	(1.0)	(1.2)	(2.0)	(2.5)
Interest income	0.2	0.1	0.3	0.2

Income before income taxes	$29.5	$12.9	$57.8	$22.9

Three Months Ended June 30, 2011:

(in millions, except ratios)	2011	2010	Change
Net sales:
Fuel Specialties	$113.3	$104.2	$9.1	+9%
Active Chemicals	48.7	38.1	10.6	+28%
Octane Additives	24.5	26.1	(1.6)	-6%

	$186.5	$168.4	$18.1	+11%

Gross profit:
Fuel Specialties	$31.1	$32.1	$(1.0)	-3%
Active Chemicals	13.7	8.1	5.6	+69%
Octane Additives	13.3	13.8	(0.5)	-4%

	$58.1	$54.0	$4.1	+8%

Gross margin (%):
Fuel Specialties	27.4	30.8	-3.4
Active Chemicals	28.1	21.3	+6.8
Octane Additives	54.3	52.9	+1.4
Aggregate	31.2	32.1	-0.9

Operating expenses:
Fuel Specialties	$(18.8)	$(15.0)	$(3.8)	+25%
Active Chemicals	(4.6)	(4.5)	(0.1)	+2%
Octane Additives	(5.2)	(2.2)	(3.0)	+136%
Pension charge	(0.1)	(2.1)	2.0	-95%
Corporate costs	(6.5)	(4.8)	(1.7)	+35%

	$(35.2)	$(28.6)	$(6.6)	+23%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+10	-4	-43	+39	-4
Price and product mix	+4	+10	+22	-12	+9
Exchange rates	0	+10	+1	0	+4

	+14	+16	-20	+27	+9

Gross margin: the year on year decrease of 3.4 percentage points primarily reflects the competitive pressure on margins as raw material costs continued to rise in the quarter.

Operating expenses: the year on year increase of $3.8 million, or 25%, was in excess of the 9% sales growth. This is primarily due to a higher level of legal and other professional expenses, increased licensing costs, and the adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-13	+6	+45	+3
Price and product mix	+22	+18	-3	+17
Exchange rates	+2	+14	+6	+8

	+11	+38	+48	+28

Gross margin: the year on year increase of 6.8 percentage points reflects the continued improvement across all markets, especially our Polymers business, despite the competitive pressures on margins as raw material costs have continued to rise.

Operating expenses: the year on year increase of 2%, or $0.1 million, was less than the 28% growth in sales as we continued to leverage the infrastructure of this segment.

Octane Additives

Net sales: decreased by 6% due to reduced volumes (down 5 percentage points) as a result of the timing of shipments to major customers and sales mix (down 1 percentage point). In both 2011 and 2010, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 1.4 percentage points reflects the lower unit cost of inventories sold in the current quarter.

Operating expenses: increased by $3.0 million primarily due to increased legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge decreased by $2.0 million to $0.1 million reflecting the reduction in the pension liability.

Corporate costs: were $6.5 million, compared with $4.8 million a year ago. The increase primarily reflects higher accruals for share based compensation expense driven by the substantial year on year rise in our share price.

Restructuring charge: was $0.3 million in 2010 which related to a reduction in EMEA headcount.

Impairment of Octane Additives segment goodwill: was $0.5 million in both 2011 and 2010.

Other net income/(expense): other net income of $7.9 million relates to net gains on translation of net assets denominated in non-functional currencies in our European businesses. In 2010, other net expense of $10.8 million related to net losses on foreign currency forward exchange contracts and translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense (net): the net interest expense, including amortization of deferred finance costs, has decreased from $1.1 million to $0.8 million due to the lower level of debt in 2011.

Income taxes: the effective tax rate increased by 9.6 percentage points principally due to the effective tax rate for the second quarter of 2010 benefiting from the adjustment of income tax provisions as a result of the settlement of a United Kingdom tax position in that quarter. The effective tax rate for the second quarter of 2011 has benefited to a greater extent from the positive impact of taxable profits in different geographical locations and the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011 enacted in July 2010.

(in millions)	2011	2010
Income before income taxes	$29.5	$12.9

Income taxes	$4.9	$0.9

Effective tax rate	16.6%	7.0%

Six Months Ended June 30, 2011:

(in millions, except ratios)	2011	2010	Change
Net sales:
Fuel Specialties	$240.4	$217.0	$23.4	+11%
Active Chemicals	95.2	75.5	19.7	+26%
Octane Additives	36.2	39.4	(3.2)	-8%

	$371.8	$331.9	$39.9	+12%

Gross profit:
Fuel Specialties	$67.5	$69.8	$(2.3)	-3%
Active Chemicals	25.4	16.1	9.3	+58%
Octane Additives	18.0	19.5	(1.5)	-8%

	$110.9	$105.4	$5.5	+5%

Gross margin (%):
Fuel Specialties	28.1	32.2	-4.1
Active Chemicals	26.7	21.3	+5.4
Octane Additives	49.7	49.5	+0.2
Aggregate	29.8	31.8	-2.0

Operating expenses:
Fuel Specialties	$(32.9)	$(30.6)	$(2.3)	+8%
Active Chemicals	(8.7)	(8.4)	(0.3)	+4%
Octane Additives	(7.7)	(1.2)	(6.5)	+542%
Pension charge	(0.2)	(5.9)	5.7	-97%
Corporate costs	(14.0)	(13.8)	(0.2)	+1%

	$(63.5)	$(59.9)	$(3.6)	+6%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+4	-2	-20	+35	0
Price and product mix	+8	+11	+14	-4	+9
Exchange rates	0	+4	0	0	+2

	+12	+13	-6	+31	+11

Gross margin: the year on year decrease of 4.1 percentage points primarily reflects the competitive pressure on margins as raw material costs continued to rise in 2011.

Operating expenses: the year on year increase of $2.3 million, or 8%, is less than the 11% growth in sales but this is primarily due to the release of an accrual in respect of an old customer claim in the first quarter of 2011. The increase in operating expenses is due to a higher level of legal and other professional expenses, increased licensing costs, and the adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	0	+7	+16	+5
Price and product mix	+16	+20	+11	+17
Exchange rates	+1	+6	+3	+4

	+17	+33	+30	+26

Gross margin: the year on year increase of 5.4 percentage points reflects the continued improvement across all markets, especially our Polymers business, despite the competitive pressures on margins as raw material costs have continued to rise.

Operating expenses: the year on year increase of 4%, or $0.3 million, was less than the 26% growth in sales as we continued to leverage the infrastructure of this business.

Octane Additives

Net sales: decreased by 8% due to reduced volumes (down 11 percentage points), as a result of the timing of shipments to major customers, offset by an improved sales mix (up 3 percentage points). In both 2011 and 2010, sales were focused in the Middle East and Northern Africa.

Gross margin: increased marginally by 0.2 percentage points from 49.5% to 49.7%.

Operating expenses: excluding the impact in 2010 of the $3.0 million adjustment to the settlement accrual related to the OFFP and FCPA investigations, the year on year increase was $3.5 million, or 83%, primarily in respect of increased legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge decreased by $5.7 million to $0.2 million reflecting the reduction in the pension liability and the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: were $14.0 million, compared with $13.8 million a year ago which included a $3.9 million charge for the expected cost of the Company’s external compliance monitor. The increase excluding that item primarily reflects higher accruals for share based compensation expense, driven by the substantial year on year rise in our share price.

Restructuring charge: the Company closed its defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010. A charge of $0.3 million was recognized in the second quarter of 2010 which related to a reduction in EMEA headcount.

Impairment of Octane Additives segment goodwill: was $1.1 million in both 2011 and 2010.

Other net income/(expense): other net income of $13.2 million is composed of $13.4 million of gains on translation of net assets denominated in non-functional currencies in our European businesses and net gains on foreign currency forward exchange contracts, and $0.2 million sundry other expenses. In 2010, other net expense of $10.9 million related to $11.0 million of net losses on foreign currency forward exchange contracts and translation of net assets denominated in non-functional currencies in our European businesses, offset by other income of $0.1 million.

Interest expense (net): the net interest expense, including amortization of deferred finance costs, has decreased from $2.3 million to $1.7 million due to the lower level of debt in 2011.

Income taxes: the effective tax rate increased by 4.9 percentage points principally due to the effective tax rate for the first six months of 2010 benefiting from the adjustment of income tax provisions as a result of the settlement of a United Kingdom tax position in the second quarter of 2010. The effective tax rate for the first six months of 2011 has benefited to a greater extent from the positive impact of taxable profits in different geographical locations and the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011 enacted in July 2010.

(in millions)	2011	2010
Income before income taxes	$57.8	$22.9

Income taxes	$11.7	$3.5

Effective tax rate	20.2%	15.3%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	June 30, 2011	December 31, 2010
Total current assets	$349.1	$321.9
Total current liabilities	(178.6)	(158.9)

Working capital	170.5	163.0
Less cash and cash equivalents	(99.0)	(107.1)
Less short-term investments	(4.4)	(4.2)
Add back accrued income taxes	2.7	6.1
Add back current portion of long-term debt	33.0	15.0
Add back current portion of plant closure provisions	4.0	3.9
Add back current portion of unrecognized tax benefits	2.2	2.2
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$109.1	$79.0

In the first half year of 2011 adjusted working capital increased by $30.1 million (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities). The $12.6 million increase in trade and other accounts receivable was primarily due to increased trading in our Active Chemicals segment and the timing of shipments in our Octane Additives segment. The $20.1 million increase in inventories was focused in our Active Chemicals and Fuel Specialties segments as we balanced production levels in Octane Additives to meet fluctuations in demand. The $5.0 million increase in accounts payable and the current portion of accrued liabilities primarily reflects the increased trading in our Active Chemicals segment and higher personnel-related compensation accruals.

Cash

At June 30, 2011 and December 31, 2010 we had cash and cash equivalents of $99.0 million and $107.1 million, respectively, of which $97.8 million and $104.9 million, respectively, was held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings but does not need, or expect, to do so in the foreseeable future and hence has not provided for future income taxes on the cash held by foreign subsidiaries although we will continue to monitor this position.

Short-term investments

At June 30, 2011 and December 31, 2010 we had short-term investments of $4.4 million and $4.2 million, respectively.

Debt

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150 million including a term loan of $50 million and revolving credit facility of $100 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. Up to $50 million of the revolving credit facility may be drawn down by the Company in the U.S..

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to June 30, 2011 and expects to not breach these covenants for the remaining term of the facility. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at June 30, 2011, the Company had $33.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at June 30, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Probable future expenses	0.0	3.9	3.9
Less discounting to net present value	(0.5)	0.0	(0.5)

	39.7	3.9	43.6

Amounts paid:
- fixed	(16.7)	(0.3)	(17.0)
- contingent on future trading	(2.5)	0.0	(2.5)
Exchange effect	0.4	0.0	0.4

	20.9	3.6	24.5
Due within one year	(9.7)	(1.3)	(11.0)

	$11.2	$2.3	$13.5

For accounting purposes only, we are required under GAAP to discount elements of the fines, penalties and disgorgements to their net present value.

For additional details regarding the settlement, see the Legal Proceedings section in our Annual Report on Form 10-K for the year ended December 31, 2010.

NewMarket Corporation complaint

On July 23, 2010, NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”), filed a civil complaint against the Company and its subsidiary, Alcor Chemie Vertriebs GmbH (“Alcor”), in the U.S. District Court for the Eastern District of Virginia. The complaint makes certain claims against the Company and Alcor with respect to alleged violations of provisions of the Robinson-Patman Act, the Virginia Antitrust Act and the Virginia Business Conspiracy Act as a result of alleged actions involving officials in Iraq and Indonesia pertaining to securing sales of the Company’s tetra ethyl lead fuel additive, to the apparent detriment of the plaintiffs and their sales of a competing non-lead based fuel additive. The complaint seeks treble damages of an unspecified amount, plus attorneys’ fees, costs and expenses. The Company believes the complaint is without merit and intends to defend it vigorously, but because of uncertainties associated with the ultimate outcome of the complaint and the costs to the Company of responding to it, we cannot assure you that the ultimate costs and damages, if any, that may be imposed upon us will not have a material adverse effect on our results of operations, financial position and cash flows. On the facts available to us it is not yet possible to form any reasonable estimate of the potential costs and damages that may be imposed upon us, if any, either by reference to a range of possible outcomes or by reference to the lower end of such a range of outcomes. As at June 30, 2011 we had a provision remaining of $2.0 million in respect of probable future legal expenses and provided no additional accruals in respect of this matter.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of equity securities by the issuer or affiliated purchasers were made during the quarter.

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

The Company has not, within the last three years, made any sales of unregistered securities.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Removed and Reserved

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

10.1	Rules of the Innospec Inc. Performance Related Stock Option Plan as amended by the First Amendment (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Commission on May 13, 2011).

10.2	Rules of the Innospec Inc. Company Share Option Plan as amended by the First Amendment (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Commission on May 13, 2011).

10.3	Rules of the Innospec Inc. Non-Employee Directors’ Stock Option Plan as amended by the First Amendment (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Commission on May 13, 2011).

10.4	Rules of the 2004 Innospec Inc. Executive Co-Investment Plan (Incorporated by reference to Appendix C to the Definitive Proxy Statement of the Registrant filed with the Commission on March 14, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 9, 2011	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer