Form 10-Q
period 2011-09-30
INNOSPEC INC.
filed 2011-11-02
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8375 South Willow Street Littleton Colorado	80124
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common Stock, par value $0.01	23,224,499

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

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2011	2010	2011	2010
Net sales	$202.1	$174.0	$573.9	$505.9
Cost of goods sold	(144.4)	(119.4)	(405.3)	(345.9)

Gross profit	57.7	54.6	168.6	160.0
Operating expenses:
Selling, general and administrative	(72.6)	(28.6)	(127.1)	(80.0)
Research and development	(4.7)	(4.5)	(13.7)	(13.0)
Restructuring charge	0.0	0.0	0.0	(8.5)
Impairment of Octane Additives segment goodwill	(0.6)	(0.6)	(1.7)	(1.7)
Profit on disposal	0.0	0.0	0.0	0.2

Total operating expenses	(77.9)	(33.7)	(142.5)	(103.0)

Operating (loss)/income	(20.2)	20.9	26.1	57.0
Other net (expense)/income	(4.3)	11.6	8.9	0.7
Interest expense	(0.8)	(1.3)	(2.8)	(3.8)
Interest income	0.1	0.1	0.4	0.3

(Loss)/income before income taxes	(25.2)	31.3	32.6	54.2
Income taxes	8.4	(1.3)	(3.3)	(4.8)

Net (loss)/income	$(16.8)	$30.0	$29.3	$49.4

(Loss)/earnings per share:
Basic	$(0.71)	$1.26	$1.24	$2.08

Diluted	$(0.71)	$1.20	$1.19	$1.98

Weighted average shares outstanding (in thousands):
Basic	23,711	23,805	23,698	23,757

Diluted	23,711	25,002	24,616	24,931

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30 2011	December 31 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$132.1	$107.1
Short-term investments	4.8	4.2
Trade and other accounts receivable (less allowances of $2.0 and $2.1, respectively)	92.2	84.2
Inventories:
Finished goods	83.3	78.2
Work in progress	2.4	1.8
Raw materials	52.0	42.3

Total inventories	137.7	122.3
Prepaid expenses	5.0	4.1
Prepaid income taxes	3.5	0.0

Total current assets	375.3	321.9
Property, plant and equipment	133.7	128.3
Less accumulated depreciation	(86.3)	(79.6)

Net property, plant and equipment	47.4	48.7
Goodwill	141.9	143.6
Intangible assets	15.6	19.0
Deferred finance costs	0.0	0.5
Deferred income taxes	16.8	12.7
Other non-current assets	0.5	1.9

Total assets	$597.5	$548.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	September 30 2011	December 31 2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53.3	$45.9
Current portion of accrued liabilities	82.4	85.7
Accrued income taxes	0.0	6.1
Current portion of long-term debt	80.0	15.0
Current portion of plant closure provisions	3.5	3.9
Current portion of unrecognized tax benefits	0.8	2.2
Current portion of deferred income	1.4	0.1

Total current liabilities	221.4	158.9
Accrued liabilities, net of current portion	13.1	13.6
Long-term debt, net of current portion	10.0	32.0
Plant closure provisions, net of current portion	23.5	23.6
Unrecognized tax benefits, net of current portion	11.0	6.4
Pension liability	5.8	11.7
Other non-current liabilities	0.2	0.5
Deferred income, net of current portion	1.0	0.9
Commitments and contingencies	0.0	0.0
Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	289.4	286.3
Treasury stock (6,203,781 and 5,851,298 shares at cost, respectively)	(79.6)	(64.8)
Retained earnings	239.8	210.5
Accumulated other comprehensive loss	(138.4)	(131.6)

Total stockholders’ equity	311.5	300.7

Total liabilities and stockholders’ equity	$597.5	$548.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2011	2010
Cash Flows from Operating Activities
Net income	$29.3	$49.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.1	11.6
Impairment of Octane Additives segment goodwill	1.7	1.7
Deferred income taxes	(4.0)	(0.3)
Profit on disposal of property, plant and equipment	0.0	(0.2)
Non-cash issue of promissory note in civil complaint settlement	15.0	0.0
Non-cash issue of treasury stock in civil complaint settlement	5.0	0.0
Changes in working capital:
Trade and other accounts receivable	(7.8)	(3.3)
Inventories	(15.7)	4.2
Prepaid expenses	(1.0)	0.1
Accounts payable and accrued liabilities	0.2	(15.8)
Excess tax benefit from stock based payment arrangements	(1.2)	0.0
Accrued income taxes	(9.6)	(3.8)
Movement on plant closure provisions	(0.5)	(0.6)
Cash contributions to defined benefit pension plan	(6.9)	(8.2)
Non-cash expense of defined benefit pension plan	0.3	16.6
Stock option compensation	2.3	0.5
Movements on other non-current assets and liabilities	2.7	(9.5)

Net cash provided by operating activities	20.9	42.4
Cash Flows from Investing Activities
Capital expenditures	(5.9)	(6.3)
Proceeds on disposal of property, plant and equipment	0.0	0.2
Purchase of short-term investments	(4.2)	(6.0)
Sale of short-term investments	3.6	3.3

Net cash (used in) investing activities	(6.5)	(8.8)
Cash Flows from Financing Activities
Net receipt of revolving credit facility	43.0	7.0
Repayment of term loan	(15.0)	(10.0)
Excess tax benefit from stock based payment arrangements	1.2	0.0
Issue of treasury stock	0.7	0.1
Repurchase of common stock	(19.5)	(0.2)

Net cash provided by/(used in) financing activities	10.4	(3.1)
Effect of foreign currency exchange rate changes on cash	0.2	(0.3)

Net change in cash and cash equivalents	25.0	30.2
Cash and cash equivalents at beginning of period	107.1	68.6

Cash and cash equivalents at end of period	$132.1	$98.8

Amortization of deferred finance costs of $0.5 million (2010—$1.1 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7
Net income				29.3		29.3
Changes in cumulative translation adjustment					(3.1)	(3.1)
Changes in unrealized (losses)/gains on derivative instruments, net of tax					(0.6)	(0.6)
Treasury stock re-issued		0.8	4.7			5.5
Treasury stock repurchased			(19.5)			(19.5)
Stock option compensation		2.3				2.3
Amortization of actuarial net losses, net of tax					0.2	0.2
Amortization of prior service credit, net of tax					(0.7)	(0.7)
Deferred income taxes (1)					(2.6)	(2.6)

Balance at September 30, 2011	$0.3	$289.4	$(79.6)	$239.8	$(138.4)	$311.5

(1) Impact on deferred income taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $129.9 million ($94.8 million net of deferred taxes) previously recognized in other comprehensive loss.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Net (loss)/income	$(16.8)	$30.0	$29.3	$49.4
Changes in cumulative translation adjustment	0.4	0.2	(3.1)	(3.7)
Changes in unrealized (losses)/gains on derivative instruments, net of tax of $0.4 million, $(0.4) million, $0.4 million and $0.1 million, respectively	(0.6)	0.9	(0.6)	(0.3)
Amortization of actuarial net losses, net of tax of $0.0 million, $(0.4) million, $(0.1) million and $(1.0) million, respectively	0.1	1.0	0.2	2.9
Gain on pension plan amendment, net of tax of $0.0 million, $0.0 million, $0.0 million and $(4.8) million, respectively	0.0	0.0	0.0	12.3
Amortization of prior service credit, net of tax of $0.1 million, $0.1 million, $0.3 million and $0.2 million, respectively	(0.2)	(0.2)	(0.7)	(0.4)
Deferred income taxes	(2.6)	(2.3)	(2.6)	(2.3)

Total comprehensive (loss)/income	$(19.7)	$29.6	$22.5	$57.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position, results of operations and cash flows.

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

The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation”, “Company”, “Registrant”, “we”, “us” and “our”, we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

During the second quarter of 2011, the Company revised the classification of certain amortization of intangible assets expenses in its results for 2011 and comparable information for 2010. Previously, these expenses were disclosed separately within operating expenses. This has no impact on 2011 or any prior periods’ reported net sales, income before income taxes, net income, earnings per share, net cash provided by operating activities or any balance sheet category. The classification of expenses of $1.2 million for the three months ended March 31, 2011, and $4.7 million for the year ended December 31, 2010, with respect to amortization of intangible assets has been revised from operating expenses to an increase in costs of goods sold of $0.8 million and $3.1 million, respectively, and an increase in selling expenses of $0.4 million and $1.6 million, respectively. The impact on gross profit and selling, general and administrative expenses for the previously reported quarters is provided below:

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2011, the Company received a purchase order from the Iraqi Ministry of Oil (“MOO”) for 2,000 tonnes of tetra ethyl lead (“TEL”). Upon completion of the order 160.5 tonnes of free issue TEL is to be supplied to the MOO in full and final settlement of any claims the Republic of Iraq may have against the Company concerning claims on certain payments totalling approximately €2.0 million that had been claimed by the MOO in connection with two contracts dating back to 2003. Signed acceptance of the terms was received from the MOO on June 13, 2011. The free issue TEL is contingent on delivery and payment for the full 2,000 tonnes.

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Net sales:
Fuel Specialties	$136.1	$113.9	$376.5	$330.9
Active Chemicals	43.9	38.2	139.1	113.7
Octane Additives	22.1	21.9	58.3	61.3

	$202.1	$174.0	$573.9	$505.9

Gross profit:
Fuel Specialties	$38.1	$37.0	$105.6	$106.8
Active Chemicals	9.6	8.2	35.0	24.3
Octane Additives	10.0	9.4	28.0	28.9

	$57.7	$54.6	$168.6	$160.0

Operating (loss)/income:
Fuel Specialties	$19.9	$18.7	$54.5	$57.9
Active Chemicals	5.0	4.3	21.7	12.0
Octane Additives	(38.1)	6.4	(27.8)	24.7
Pension charge	(0.1)	(2.5)	(0.3)	(8.4)
Corporate costs	(6.3)	(5.4)	(20.3)	(19.2)

	(19.6)	21.5	27.8	67.0
Restructuring charge	0.0	0.0	0.0	(8.5)
Impairment of Octane Additives segment goodwill	(0.6)	(0.6)	(1.7)	(1.7)
Profit on disposal	0.0	0.0	0.0	0.2

Total operating (loss)/income	(20.2)	20.9	26.1	57.0
Other net (expense)/income	(4.3)	11.6	8.9	0.7
Interest expense	(0.8)	(1.3)	(2.8)	(3.8)
Interest income	0.1	0.1	0.4	0.3

(Loss)/income before income taxes	$(25.2)	$31.3	$32.6	$54.2

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
(in millions)
Depreciation:
Fuel Specialties	$0.6	$0.6	$1.8	$1.8
Active Chemicals	1.2	1.2	3.5	3.5
Octane Additives	0.2	0.2	0.6	0.6
Corporate	0.4	0.4	1.3	1.1

	$2.4	$2.4	$7.2	$7.0

Amortization:
Fuel Specialties	$0.5	$0.6	$1.6	$1.7
Active Chemicals	0.3	0.3	1.0	1.0
Octane Additives	0.3	0.3	0.8	0.8

	$1.1	$1.2	$3.4	$3.5

NOTE 3—PENSION PLANS

The Company sponsors a contributory defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom. The components of the net periodic cost were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Service cost	$(0.4)	$(0.2)	$(1.2)	$(1.4)
Interest cost on projected benefit obligation	(9.2)	(10.1)	(27.5)	(30.5)
Expected return on plan assets	9.3	8.8	27.7	26.8
Amortization of prior service credit	0.3	0.3	1.0	0.6
Amortization of actuarial net losses	(0.1)	(1.3)	(0.3)	(3.9)

	$(0.1)	$(2.5)	$(0.3)	$(8.4)

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

A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2010. Following guidance issued by the United Kingdom government during 2010, and agreement from the Plan trustees, the Company changed the inflation rate measure used in the December 31, 2010 update from the Retail Prices Index to the Consumer Prices Index resulting in a reduction in actuarial net losses on an accounting basis of approximately $47 million. At September 30, 2011, the Company has a pension liability of $5.8 million recorded in its balance sheet.

NOTE 4—INTANGIBLE ASSETS

(in millions)	Nine Months Ended September 30
	2011	2010
Gross cost at January 1	$48.1	$48.1
Exchange effect	0.2	0.0

Gross cost at September 30	48.3	48.1

Accumulated amortization at January 1	(29.1)	(24.4)
Amortization expense	(3.4)	(3.5)
Exchange effect	(0.2)	0.0

Accumulated amortization at September 30	(32.7)	(27.9)

Net book amount at September 30	$15.6	$20.2

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell tetra ethyl lead. In 2008 contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment is being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $1.5 million was recognized in the first nine months of 2011 (2010—$1.5 million) in cost of goods sold.

Others

The remaining intangible assets of $26.0 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents. These assets are being amortized straight-line over periods of up to 13 years. In the first nine months of 2011 amortization expenses of $0.8 million and $1.1 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2010—$0.8 million and $1.2 million, respectively).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL

	Nine Months Ended September 30
(in millions)	2011	2010
At January 1
Gross cost	$674.1	$674.3
Accumulated Octane Additives segment goodwill impairment losses	(232.0)	(229.8)

	442.1	444.5
Impairment of Octane Additives segment goodwill	(1.7)	(1.7)
Exchange effect	0.2	(0.1)

At September 30	$440.6	$442.7

Gross cost	$674.3	$674.2
Accumulated Octane Additives segment goodwill impairment losses	(233.7)	(231.5)

	440.6	442.7

Accumulated amortization at January 1	(298.5)	(298.5)
Exchange effect	(0.2)	0.0

Accumulated amortization at September 30	(298.7)	(298.5)

Net book amount at September 30	$141.9	$144.2

Fuel Specialties and Active Chemicals segments goodwill	$139.0	$139.1
Octane Additives segment goodwill	2.9	5.1

	$141.9	$144.2

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TAXATION

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2011	$0.3	$8.3	$8.6
Additions related to tax positions taken in the current period	0.0	5.0	5.0
Additions for tax positions of prior periods	0.1	0.0	0.1
Reductions for tax positions of prior periods	(0.1)	(1.8)	(1.9)

Closing balance at September 30, 2011	0.3	11.5	11.8
Current	(0.1)	(0.7)	(0.8)

Non-current	$0.2	$10.8	$11.0

All of the $11.8 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

In the third quarter of 2011, the Company determined that a portion of the NewMarket Corporation civil complaint settlement (see Note 13), and associated legal and other professional expenses, would be tax deductible and accordingly recorded a $4.8 million addition to unrecognized tax benefits. Also during the third quarter of 2011, an additional $0.2 million was recorded in respect of acquisition-related costs; and there was a $1.8 million reduction in unrecognized tax benefits, and $0.1 million for associated interest and penalties, due to the expiration of applicable statutes of limitations for certain tax years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at September 30, 2011, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states, and the Company’s German subsidiaries are subject to tax audits. The Company does not anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at September 30, 2011.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 to 2004 and 2007 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2008 onwards), Germany (2005 onwards), Switzerland (2009 onwards) and the United Kingdom (2008 onwards).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Numerator (in millions):
Net (loss)/income available to common stockholders	$(16.8)	$30.0	$29.3	$49.4

Denominator (in thousands):
Weighted average common shares outstanding	23,711	23,805	23,698	23,757
Dilutive effect of stock options and awards	0	1,197	918	1,174

Denominator for diluted earnings per share	23,711	25,002	24,616	24,931

Net (loss)/income per share, basic	$(0.71)	$1.26	$1.24	$2.08

Net (loss)/income per share, diluted	$(0.71)	$1.20	$1.19	$1.98

In the three and nine months ended September 30, 2011, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 1,380 and 690, respectively (2010—63,645 and 64,600, respectively).

NOTE 8—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At September 30, 2011, the Company had authorized common stock of 40,000,000 shares (December 31, 2010—40,000,000). Issued shares at September 30, 2011, were 29,554,500 (December 31, 2010—29,554,500) and treasury stock amounted to 6,203,781 shares (December 31, 2010—5,851,298).

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2011	2010
Dividend yield	0.2%	1.0%
Expected life	5 years	5 years
Volatility	78.3%	82.3%
Risk free interest rate	1.22%	1.36%

The following table summarizes the transactions of the Company’s stock option plans for the three and nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at July 1, 2011	1,241,936	$5.43
Grants—at discount	8,100	$0.00	$32.59
Forfeited	(2,446)	$10.47

Outstanding at September 30, 2011	1,247,590	$5.38

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at January 1, 2011	1,517,481	$4.74
Grants—at discount	19,085	$0.00	$29.45
Grants—at market value	9,680	$27.89	$17.72
Exercised	(224,907)	$3.02
Forfeited	(5,716)	$10.02
Expired	(68,033)	$0.13

Outstanding at September 30, 2011	1,247,590	$5.38

The following table summarizes information about options outstanding at September 30, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	766,765	7.80	$0.81	46,384	6.06	$0.00
$ 5 - $10	30,230	3.54	$9.49	30,230	3.54	$9.49
$10 - $15	399,339	3.32	$11.47	0	0.00	$0.00
$20 - $25	25,456	6.41	$20.38	25,456	6.41	$20.38
$25 - $30	24,420	6.76	$27.09	16,120	5.40	$27.09
$30 - $35	1,380	9.62	$32.60	0	0.00	$0.00

	1,247,590			118,190

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of fully vested stock options is $0.7 million. Of the 118,190 stock options that are exercisable, 27,284 have performance conditions attached. The total compensation cost for the first nine months of 2011 was $2.3 million (2010—$2.2 million). The total compensation cost related to non-vested stock options not yet recognized at September 30, 2011 is $4.2 million and this cost is expected to be recognized over the weighted average period of 1.68 years.

No stock options awards were modified in 2011 or 2010.

The total intrinsic value of options exercised in the first nine months of 2011 was $2.1 million (2010—$3.4 million). The amount of cash received from the exercise of stock option awards in the first nine months of 2011 was $0.7 million (2010—$0.1 million). The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During the first nine months of 2011 the new total fair value of shares vested was $2.9 million (2010—$4.4 million).

The total options vested in the first nine months of 2011 were 290,363 (2010 – 174,298).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8.0 million (2010—$8.0 million). No bonus is payable under this plan if the Innospec share price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2011	2010
Balance at January 1	$0.8	$0.2
Compensation charge	0.4	0.2

Balance at September 30	$1.2	$0.4

The following assumptions were used in the Monte Carlo model:

	2011	2010
Dividend yield	0.2%	0.7%
Volatility	48.2%	86.5%
Risk free interest rate	0.43%	0.64%

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—DEBT

Long-term debt consists of the following:

(in millions)	September 30 2011	December 31 2010
Senior term loan	$25.0	$40.0
Revolving credit	50.0	7.0
Promissory note	15.0	0.0

	90.0	47.0
Less current portion	(80.0)	(15.0)

	$10.0	$32.0

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150.0 million including a term loan of $50.0 million and revolving credit facility of $100.0 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. Up to $50.0 million of the revolving credit facility may be drawn down by the Company in the U.S.. The term loan repayments are as follows: $10.0 million was paid on February 5, 2010; $15.0 million was paid on February 7, 2011; and $25.0 million is due on February 6, 2012.

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to September 30, 2011, and expects to not breach these covenants for the remaining term of the facility. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which is due on September 10, 2012.

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

Movements in the provisions are summarized as follows:

	2011				2010
(in millions)	Severance	Other Restructuring	Remediation	Total	Total
Total at January 1	$1.5	$0.1	$25.9	$27.5	$28.4
Charge	0.0	0.0	2.1	2.1	1.9
Expenditure	(0.5)	0.0	(2.3)	(2.8)	(2.7)
Exchange effect	0.0	0.0	0.2	0.2	0.1

Total at September 30	1.0	0.1	25.9	27.0	27.7
Due within one year	0.0	(0.1)	(3.4)	(3.5)	(4.4)

Balance at September 30	$1.0	$0.0	$22.5	$23.5	$23.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the fair value of the Company’s liability for asset retirement obligations. The accretion expense recognized in the first nine months of 2011 was $2.1 million.

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

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the nine months ended September 30, 2011, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$132.1	$132.1	$107.1	$107.1
Short-term investments	4.8	4.8	4.2	4.2
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	2.9	2.9	4.6	4.6
Derivatives (Level 1 measurement):
Commodity swaps	0.4	0.4	1.7	1.7
Foreign currency forward exchange contracts	0.2	0.2	0.7	0.7

Liabilities
Non-derivatives:
Long-term debt (including current portion)	90.0	90.0	47.0	47.0
Derivatives (Level 1 measurement):
Interest rate swaps	$0.2	$0.2	$0.5	$0.5

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, the following reconciles the opening and closing positions:

(in millions)	Goodwill—Octane Additives
Assets
Balance at January 1, 2011	$4.6
Total gains or losses (realized/unrealized):
Included in earnings	(1.7)
Included in other comprehensive income	0.0

Balance at September 30, 2011	$2.9

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2011	2010
Balance at January 1	$1.2	$1.2
Change in fair value	(1.0)	(0.4)

Balance at September 30	$0.2	$0.8

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012 in line with the long-term debt maturity profile. At September 30, 2011 the interest rate swaps have been designated as a cash flow hedge against $25.0 million of underlying floating rate debt obligations, that stood at $75.0 million at September 30, 2011, and qualify for hedge accounting as at September 30, 2011 and December 31, 2010.

The carrying amount of long-term debt drawn under the three-year finance facility and the promissory note relating to the NewMarket Corporation civil complaint approximate fair value based on the period of time to maturity.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting as at September 30, 2011 and December 31, 2010.

The interest rate and commodity hedges were determined to be effective and consequently the net unrealized gain of $0.2 million at September 30, 2011 (2010—net unrealized gain of $0.8 million) has been recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the nine months ended September 30, 2011, and year ended December 31, 2010, and accordingly no gain or loss was recognized in earnings in either period. Based on the valuations as at September 30, 2011 the Company expects a net unrealized gain of $0.2 million to be reclassified into earnings in the next 12 months.

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

The Company has determined to hedge a proportion of the outstanding floating rate debt obligation. As at September 30, 2011 the Company had the following interest rate instruments in effect:

(in millions)	Notional Amount	Strike Rate	Expiry Date
Interest rate swap	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has hedged the cost of certain raw materials with commodity swaps. As at September 30, 2011 and December 31, 2010 the Company had the following summarized commodity swaps:

(in millions)	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—2,950 tonnes			$1.7	$1.7
Notional quantity—2,600 tonnes	$0.4	$0.4

These derivative instruments have been classified as cash flow hedging relationships. Their effectiveness has been tested and determined to be effective as at September 30, 2011 and December 31, 2010. The impact on the income statement for the first nine months of 2011 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate contracts	$0.0	Interest income/(expense)	$(0.3)
Commodity contracts	(0.2)	Cost of goods sold	1.1

	(0.2)		0.8
Taxation	0.1	Income taxes	(0.3)

	$(0.1)		$0.5

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the nine months ended September 30, 2011 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$1.6

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at September 30, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Probable future expenses	0.0	3.9	3.9
Less discounting to net present value	(0.4)	0.0	(0.4)

	39.8	3.9	43.7
Amounts paid:
- fixed	(16.7)	(0.7)	(17.4)
- contingent on future trading	(2.5)	0.0	(2.5)
Exchange effect	0.2	0.0	0.2

	20.8	3.2	24.0
Due within one year	(9.6)	(1.3)	(10.9)

	$11.2	$1.9	$13.1

For accounting purposes only we are required under GAAP, in accordance with our accounting policy, to discount elements of the fines, penalties and disgorgements to their net present value.

For additional details regarding the settlement, see the Legal Proceedings section in our Annual Report on Form 10-K for the year ended December 31, 2010.

Settlement of NewMarket Corporation civil complaint

As we have previously disclosed, the Company and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Limited, were the subject of two civil actions brought by NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”). NewMarket and the Company agreed to settle these actions pursuant to the terms of a settlement agreement between them signed on September 13, 2011 which provided for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, the Company will pay NewMarket an aggregate amount of approximately $45.0 million, payable in a combination of cash, a promissory note and stock, of which $25.0 million was paid in cash in September 2011, $15.0 million is payable in three equal annual installments under the promissory note (carrying simple interest at 1% per annum) the first installment of which is due on September 10, 2012, and approximately $5.0 million was paid in the form of 195,313 shares of the Company’s common stock transferred to NewMarket in September 2011.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2011, such contingent liabilities amounted to $6.3 million.

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

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the provisions of this update and will adopt the new disclosure requirements for comprehensive income in its Annual Report on Form 10-K for the year ending December 31, 2011.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2011

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

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Net sales:
Fuel Specialties	$136.1	$113.9	$376.5	$330.9
Active Chemicals	43.9	38.2	139.1	113.7
Octane Additives	22.1	21.9	58.3	61.3

	$202.1	$174.0	$573.9	$505.9

Gross profit:
Fuel Specialties	$38.1	$37.0	$105.6	$106.8
Active Chemicals	9.6	8.2	35.0	24.3
Octane Additives	10.0	9.4	28.0	28.9

	$57.7	$54.6	$168.6	$160.0

Operating (loss)/income:
Fuel Specialties	$19.9	$18.7	$54.5	$57.9
Active Chemicals	5.0	4.3	21.7	12.0
Octane Additives	(38.1)	6.4	(27.8)	24.7
Pension charge	(0.1)	(2.5)	(0.3)	(8.4)
Corporate costs	(6.3)	(5.4)	(20.3)	(19.2)

	(19.6)	21.5	27.8	67.0
Restructuring charge	0.0	0.0	0.0	(8.5)
Impairment of Octane Additives segment goodwill	(0.6)	(0.6)	(1.7)	(1.7)
Profit on disposal	0.0	0.0	0.0	0.2

Total operating (loss)/income	(20.2)	20.9	26.1	57.0
Other net (expense)/income	(4.3)	11.6	8.9	0.7
Interest expense	(0.8)	(1.3)	(2.8)	(3.8)
Interest income	0.1	0.1	0.4	0.3

(Loss)/income before income taxes	$(25.2)	$31.3	$32.6	$54.2

Three Months Ended September 30, 2011:

(in millions, except ratios)	2011	2010	Change
Net sales:
Fuel Specialties	$136.1	$113.9	$22.2	+19%
Active Chemicals	43.9	38.2	5.7	+15%
Octane Additives	22.1	21.9	0.2	+1%

	$202.1	$174.0	$28.1	+16%

Gross profit:
Fuel Specialties	$38.1	$37.0	$1.1	+3%
Active Chemicals	9.6	8.2	1.4	+17%
Octane Additives	10.0	9.4	0.6	+6%

	$57.7	$54.6	$3.1	+6%

Gross margin (%):
Fuel Specialties	28.0	32.5	-4.5
Active Chemicals	21.9	21.5	+0.4
Octane Additives	45.2	42.9	+2.3
Aggregate	28.6	31.4	-2.8

Operating expenses:
Fuel Specialties	$(18.2)	$(18.3)	$0.1	-1%
Active Chemicals	(4.6)	(3.9)	(0.7)	+18%
Octane Additives	(48.1)	(3.0)	(45.1)	n/a
Pension charge	(0.1)	(2.5)	2.4	-96%
Corporate costs	(6.3)	(5.4)	(0.9)	+17%

	$(77.3)	$(33.1)	$(44.2)	n/a

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-7	+14	+1	0	+3
Price and product mix	+13	+7	+12	+21	+11
Exchange rates	0	+14	+1	0	+5

	+6	+35	+14	+21	+19

Gross margin: the year on year decrease of 4.5 percentage points primarily reflected a higher proportion of sales of lower margin products and the competitive pressure on margins resulting from increased raw material costs.

Operating expenses: the year on year decrease of 1%, or $0.1 million, was achieved despite the 19% sales growth and was primarily due to reduced legal and other professional expenses, offset by the adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-9	-7	-9	-8
Price and product mix	+11	+17	+25	+16
Exchange rates	+2	+14	+4	+7

	+4	+24	+20	+15

Gross margin: the year on year increase of 0.4 percentage points reflected the continued improvement across all markets.

Operating expenses: the year on year increase of 18%, or $0.7 million, slightly exceeding the 15% sales growth, was primarily due to increased selling expenses.

Octane Additives

Net sales: increased by 1% with increased volumes (up 8 percentage points) offset by a weaker sales mix (down 3 percentage points) and reduced revenue from our environmental remediation business (down 4 percentage points). In both 2011 and 2010, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 2.3 percentage points reflected the lower unit cost of inventories sold in the current quarter.

Operating expenses: excluding the impact of the $45.0 million NewMarket Corporation civil complaint settlement, the year on year increase was $0.1 million, or 3%, primarily due to higher legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge decreased by $2.4 million to $0.1 million reflecting the reduction in the pension liability.

Corporate costs: were $6.3 million, compared with $5.4 million a year ago. The increase was primarily due to $3.0 million of acquisition-related costs, offset by reduced accruals for share based compensation expense driven by movements in our share price.

Impairment of Octane Additives segment goodwill: was $0.6 million in both 2011 and 2010.

Other net (expense)/income: other net expense of $4.3 million primarily related to net losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2010, other net income of $11.6 million related to net foreign exchange gains on foreign currency forward exchange contracts and translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense (net): the net interest expense, including amortization of deferred finance costs, has decreased from $1.2 million to $0.7 million due to the lower level of debt in 2011 and the deferred finance costs becoming fully amortized in the third quarter of 2011.

Income taxes: the effective tax rate was 33.3% and 4.2%, in 2011 and 2010, respectively. Once adjusted for the NewMarket Corporation civil complaint settlement and for the adjustments of income tax provisions, the effective tax rate was 21.2% compared to 19.8% in 2010. The increase of 1.4 percentage points was primarily due to the third quarter of 2010 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations. There was also a $2.5 million (2010 – $1.1 million) net deferred tax credit in the third quarter of 2011, primarily in respect of pension plan unrecognized actuarial net losses, following the United Kingdom’s 1% reduction in the corporation tax rate in April 2011 and the further reduction of 1% from April 2012, both enacted in July 2011.

(in millions)	2011	2010
(Loss)/income before income taxes	$(25.2)	$31.3
Add back NewMarket Corporation civil complaint settlement	45.0	0.0

	$19.8	$31.3

Income taxes	$(8.4)	$1.3
Add back tax on NewMarket Corporation civil complaint settlement	15.7	0.0
Add back adjustment of uncertain income tax positions	(3.1)	4.9

	$4.2	$6.2

Adjusted effective tax rate	21.2%	19.8%

Nine Months Ended September 30, 2011:

(in millions, except ratios)	2011	2010	Change
Net sales:
Fuel Specialties	$376.5	$330.9	$45.6	+14%
Active Chemicals	139.1	113.7	25.4	+22%
Octane Additives	58.3	61.3	(3.0)	-5%

	$573.9	$505.9	$68.0	+13%

Gross profit:
Fuel Specialties	$105.6	$106.8	$(1.2)	-1%
Active Chemicals	35.0	24.3	10.7	+44%
Octane Additives	28.0	28.9	(0.9)	-3%

	$168.6	$160.0	$8.6	+5%

Gross margin (%):
Fuel Specialties	28.0	32.3	-4.3
Active Chemicals	25.2	21.4	+3.8
Octane Additives	48.0	47.1	+0.9
Aggregate	29.4	31.6	-2.2

Operating expenses:
Fuel Specialties	$(51.1)	$(48.9)	$(2.2)	+4%
Active Chemicals	(13.3)	(12.3)	(1.0)	+8%
Octane Additives	(55.8)	(4.2)	(51.6)	n/a
Pension charge	(0.3)	(8.4)	8.1	-96%
Corporate costs	(20.3)	(19.2)	(1.1)	+6%

	$(140.8)	$(93.0)	$(47.8)	n/a

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+1	+4	-13	+21	+1
Price and product mix	+9	+10	+13	+6	+10
Exchange rates	0	+7	+1	0	+3

	+10	+21	+1	+27	+14

Gross margin: the year on year decrease of 4.3 percentage points primarily reflected a higher proportion of sales of lower margin products and the competitive pressure on margins resulting from increased raw material costs.

Operating expenses: the year on year increase of 4%, or $2.2 million, was less than the 14% growth in sales but this was primarily due to the release of an accrual in respect of an old customer claim in the first quarter of 2011. The increase in operating expenses was due to higher licensing costs and the adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate.

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-3	+2	+7	+1
Price and product mix	+14	+19	+16	+16
Exchange rates	+1	+9	+3	+5

	+12	+30	+26	+22

Gross margin: the year on year increase of 3.8 percentage points reflects the continued improvement across all markets, especially our Polymers business, despite the competitive pressures on margins resulting from increased raw material costs.

Operating expenses: the year on year increase of 8%, or $1.0 million, was less than the 22% growth in sales as we continued to leverage the infrastructure of this business.

Octane Additives

Net sales: decreased by 5% with reduced volumes (down 5 percentage points) and reduced revenue from our environmental remediation business (down 2 percentage points) offset by an improved sales mix (up 2 percentage points). In both 2011 and 2010, sales were focused in the Middle East and Northern Africa.

Gross margin: increased marginally by 0.9 percentage points from 47.1% to 48.0%.

Operating expenses: excluding the impacts of the $45.0 million NewMarket Corporation civil complaint settlement in 2011 and the $3.0 million adjustment to the settlement accrual related to OFFP and FCPA investigations in 2010, the year on year increase was $3.6 million, or 50%, primarily due to higher legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge decreased by $8.1 million to $0.3 million reflecting the reduction in the pension liability and the near elimination of the service cost since the Company closed the pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: were $20.3 million, compared with $19.2 million a year ago. Excluding acquisition-related costs of $3.0 million in 2011 and a $3.9 million charge for the expected cost of the Company’s external compliance monitor in 2010, the year on year increase of $2.0 million primarily reflected higher accruals for share based compensation expense, driven by the substantial year on year rise in our share price.

Restructuring charge: the Company closed its defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010. A charge of $0.3 million was recognized in the second quarter of 2010 which related to a reduction in EMEA headcount.

Impairment of Octane Additives segment goodwill: was $1.7 million in both 2011 and 2010.

Other net income: of $8.9 million was composed of $9.1 million of gains on translation of net assets denominated in non-functional currencies in our European businesses and $0.2 million sundry other expenses. In 2010, other net income of $0.7 million related to $0.6 million of gains on foreign currency forward exchange contracts and other income of $0.1 million.

Interest expense (net): the net interest expense, including amortization of deferred finance costs, has decreased from $3.5 million to $2.4 million due to the lower level of debt in 2011 and the deferred finance costs becoming fully amortized in the third quarter of 2011.

Income taxes: the effective tax rate was 10.1% and 8.9%, in 2011 and 2010, respectively. Once adjusted for the NewMarket Corporation civil complaint settlement and for the adjustments of uncertain income tax positions, the effective tax rate was 20.4% compared to 23.2% in 2010. The decrease of 2.8 percentage points was primarily due to the third quarter of 2011 benefiting to a greater extent from the positive impact of a $2.5 million (2010 – $1.1 million) net deferred tax credit, primarily in respect of pension plan unrecognized actuarial net losses, following the United Kingdom’s 1% reduction in the corporation tax rate in April 2011 and the further reduction of 1% from April 2012, both enacted in July 2011.

(in millions)	2011	2010
Income before income taxes	$32.6	$54.2
Add back NewMarket Corporation civil complaint settlement	45.0	0.0

	$77.6	$54.2

Income taxes	$3.3	$4.8
Add back tax on NewMarket Corporation civil complaint settlement	15.7	0.0
Add back adjustment of uncertain income tax positions	(3.2)	7.8

	$15.8	$12.6

Adjusted effective tax rate	20.4%	23.2%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

(in millions)	September 30, 2011	December 31, 2010
Total current assets	$375.3	$321.9
Total current liabilities	(221.4)	(158.9)

Working capital	153.9	163.0
Less cash and cash equivalents	(132.1)	(107.1)
Less short-term investments	(4.8)	(4.2)
Add back (prepaid)/accrued income taxes	(3.5)	6.1
Add back current portion of long-term debt	80.0	15.0
Add back current portion of plant closure provisions	3.5	3.9
Add back current portion of unrecognized tax benefits	0.8	2.2
Add back current portion of deferred income	1.4	0.1

Adjusted working capital	$99.2	$79.0

In the first nine months of 2011 adjusted working capital increased by $20.2 million (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities). The $8.0 million increase in trade and other accounts receivable was primarily due to increased trading. The $15.4 million increase in inventories was focused in our Active Chemicals and Fuel Specialties segments following the decision to build certain product inventories of strategic importance, offset by reductions in Octane Additives due to the timing of shipments. The $4.1 million increase in accounts payable and the current portion of accrued liabilities primarily reflected higher personnel-related compensation accruals.

Cash

At September 30, 2011 and December 31, 2010 we had cash and cash equivalents of $132.1 million and $107.1 million, respectively, of which $130.1 million and $104.9 million, respectively, was held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings but does not need, or expect, to do so in the foreseeable future and hence has not provided for future income taxes on the cash held by foreign subsidiaries although we will continue to monitor this position.

Short-term investments

At September 30, 2011 and December 31, 2010 we had short-term investments of $4.8 million and $4.2 million, respectively.

Debt

On February 6, 2009, we entered into a three-year finance facility which provides for borrowings by us of up to $150.0 million including a term loan of $50.0 million and revolving credit facility of $100.0 million. The revolving credit facility can be drawn down until the finance facility expires on February 6, 2012. Up to $50.0 million of the revolving credit facility may be drawn down by the Company in the U.S..

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

In addition, the facility also contains terms which, if breached, would result in the loan becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. Management believes that the Company has not breached these covenants throughout the period to September 30, 2011 and expects to not breach these covenants for the remaining term of the facility. The finance facility is secured by a number of fixed and floating charges over certain assets of the Company and its subsidiaries.

As at September 30, 2011, the Company had $75.0 million of debt outstanding under its finance facility and was in compliance with all financial covenants therein.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which is due on September 10, 2012.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at September 30, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Probable future expenses	0.0	3.9	3.9
Less discounting to net present value	(0.4)	0.0	(0.4)

	39.8	3.9	43.7
Amounts paid:
- fixed	(16.7)	(0.7)	(17.4)
- contingent on future trading	(2.5)	0.0	(2.5)
Exchange effect	0.2	0.0	0.2

	20.8	3.2	24.0
Due within one year	(9.6)	(1.3)	(10.9)

	$11.2	$1.9	$13.1

For accounting purposes only we are required under GAAP, in accordance with our accounting policy, to discount elements of the fines, penalties and disgorgements to their net present value.

For additional details regarding the settlement, see the Legal Proceedings section in our Annual Report on Form 10-K for the year ended December 31, 2010.

Settlement of NewMarket Corporation civil complaint

As we have previously disclosed, the Company and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Limited, were the subject of two civil actions brought by NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”). NewMarket and the Company agreed to settle these actions pursuant to the terms of a settlement agreement between them signed on September 13, 2011 which provided for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, the Company will pay NewMarket an aggregate amount of approximately $45.0 million, payable in a combination of cash, a promissory note and stock, of which $25.0 million was paid in cash in September 2011, $15.0 million is payable in three equal annual installments under the promissory note (carrying simple interest at 1% per annum) the first installment of which is due on September 10, 2012, and approximately $5.0 million was paid in the form of 195,313 shares of the Company’s common stock transferred to NewMarket in September 2011.

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

Information regarding risk factors appears in Item 1A of the Company’s 2010 Annual Report on Form 10-K and, in management’s view, there have been no material changes in the risk factors facing the Company since that time.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2010 the Company announced that the Board of Directors had authorized share repurchases under Rule 10b5-1 and/or 10b-18 repurchase plans of up to $5.0 million of common stock annually in 2010, 2011 and 2012, dependent on market conditions. The first Rule 10b5-1 repurchase program commenced on November 8, 2010. On September 8, 2011 the Company announced that the Board of Directors had authorized an increase in share repurchases under Rule 10b5-1 and/or 10b-18 repurchase plans in 2011 from up to $5.0 million of common stock to up to $40.0 million of common stock, dependent on market conditions. The Rule 10b5-1 repurchase program under the increased plan commenced on September 12, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Carried forward				$5.2 million
July 1 – 31, 2011	0	$0.00	0	$5.2 million
August 1 – 31, 2011	0	$0.00	0	$5.2 million
September 8 approval				$35.0 million
September 1 – 30, 2011	594,336	$25.83	594,336	$24.8 million

Total	594,336	$25.83	594,336	$24.8 million

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

As disclosed in Item 1 above, 195,313 shares of Innospec common stock were transferred to NewMarket Corporation as part of the settlement of the NewMarket Corporation civil complaint. These shares, which were taken from treasury stock, were provided to NewMarket in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 relating to non-public offerings.

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

Date: November 2, 2011	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 2, 2011	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer