Form 10-K
period 2011-12-31
INNOSPEC INC.
filed 2012-02-17
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8375 South Willow Street Littleton Colorado	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 792 5554

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2011) was approximately $537 million, based on the closing price of the common shares on the NASDAQ on June 30, 2011. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 10, 2012, 23,047,419 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2012 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

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

Our principal executive offices are in Littleton, Colorado. We became an independent company on May 22, 1998, when we were spun off from our then parent corporation Chemtura Corporation, previously known as Great Lakes Chemical Corporation. We changed our name from Octel Corp. to Innospec Inc. on January 30, 2006. Our common stock is listed on the NASDAQ under the symbol “IOSP.”

Segmental Information

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals segments operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives segment is generally characterized by volatile and declining demand. For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties

Our Fuel Specialties segment develops, manufactures, blends and markets a range of specialty chemical products used as additives to a wide range of fuels. The segment specializes in manufacturing and supplying fuel additives that help improve fuel efficiency, boost engine performance and reduce harmful emissions. The segment’s products are used in the efficient operation of automotive, marine and aviation engines, power station generators, and heating and diesel particulate filter systems.

The segment has grown organically through the development of new products to address what we believe are the key drivers in demand for fuel additives. These drivers include increased focus on fuel economy, changing engine technology and legislative developments. We have devoted substantial resources towards the development of new and improved products that may be used to improve fuel efficiency.

Our customers are national oil companies, multinational oil companies and fuel retailers.

Active Chemicals

Our Active Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Household, Industrial & Institutional; and Fragrance Ingredients markets.

This segment has also grown organically, through the development and marketing of innovative products to the personal care and fragrance industries. The focus for our Active Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.

Our customers range from large multinational companies and manufacturers of personal care and household products, to specialty chemical manufacturers operating in niche industries.

Octane Additives

Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business. We are continuing to manage the decrease in the sales of TEL for use in automotive gasoline to maximize the cash flow through the decline. Cost improvement measures continue to be taken to respond to declining market demand.

Sales of TEL for use in automotive gasoline are made principally to state owned refineries located in the Middle East and Northern Africa. Our environmental remediation business then serves these customers to manage the clean up of the associated redundant plants as refineries complete the move away from leaded fuel.

Strategy

Our strategy is to develop new and improved technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Active Chemicals segments. The segments together have had average organic revenue growth of 10% per annum, and average operating income growth of 15% per annum, since 2006. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Active Chemicals segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with lower operating risk.

Geographic Area Information

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

The purchase of large amounts of some raw materials for our Fuel Specialties segment can create some variations in working capital requirements, but these are generally planned and well managed by the business.

We do not believe that our terms of sale, or terms of purchase, differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, various solvents and ethylene.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material in products representing approximately 9% of the Company’s sales.

We use long-term contracts (generally with fixed costs or formula based costs) to help ensure availability and continuity of supply, and to manage the risk of cost increases. For some raw materials the risk of cost increases is managed with commodity swaps.

The chemical industry, in general, is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and adjust our procurement strategies as we deem appropriate. The Company forecasts its raw material requirements substantially in advance, and seeks to build long-term relationships and contractual positions with supply partners to safeguard its raw material positions. In addition, the Company operates an extensive risk management program which seeks to source key raw materials from multiple sources and to develop other contingency plans.

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive edge, particularly in the Fuel Specialties and Active Chemicals segments. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.

The Company has a portfolio of trademarks and patents, both granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents were developed by the Company and, subject to maintenance obligations including the payment of renewal fees, have at least 10 years life remaining.

The trademark “Innospec” and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” are registered in all countries or jurisdictions in which the Company has a significant market presence. The Company also has trademark registrations for certain product names in all countries or jurisdictions in which it has a significant market presence.

We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world, where necessary, to secure a technology base free from infringement of our intellectual property.

Customers

In 2011 the Company had a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $78.7 million (10%) of net group sales. In 2010 and 2009, Shell accounted for $67.8 million (10%) and $76.1 million (13%) of net group sales, respectively.

We have sales contracts with customers using fixed or formula based prices, as appropriate, to maintain our gross profits.

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lives, customer relationships and service, and regulatory and toxicological expertise.

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

Octane Additives: We believe our Octane Additives segment is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The segment therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties and Active Chemicals segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Technical support is provided for all of our reporting segments. Expenditures to support R&D services were $18.3 million, $17.6 million and $16.4 million in 2011, 2010 and 2009, respectively.

We consider that our proven technical capability provides us with a significant competitive edge. In the last three years, the Fuel Specialties segment has developed new detergent, cold flow, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability is now also instrumental in us producing innovative new products within our Active Chemicals segment including Iselux™ and Statsafe®.

Health, Safety and Environmental Matters

We are subject to environmental laws in all of the countries in which we conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made appropriate provision for the continued costs of compliance with environmental laws.

The principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port in the United Kingdom, which management believes is the last ongoing manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed. We regularly review the future expected costs of remediation and the current estimate is reflected in Note 12 of the Notes to the Consolidated Financial Statements.

We recognize, at fair value, environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. This involves anticipating the program of work and the associated future expected costs, and so involves the exercise of judgment by management.

The European Union legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration process the Company will incur expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $5 million over the next six years.

Employees

The Company had approximately 850 employees in 20 countries as at December 31, 2011.

Available Information

Our corporate web site is www.innospecinc.com. We make available, free of charge, on or through this web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

The Company routinely posts important information for investors on its web site (under Investor Relations). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

Item 1A	Risk Factors

The factors described below represent the Company’s principal risks.

We are subject to regulation of our international operations that could adversely affect our business and results of operations.

Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including those that prohibit improper payments to government officials, restrict where and with whom we can do business, and limit the products, software, and technology that we can supply to certain countries and customers. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. sanctions and assets control programs administered by the U.S. Department of the Treasury, and the U.S. export control laws such as the Export Administration Regulations, as well as equivalent laws and regulations in other countries relevant to our business operations. For example, a number of the countries in which we operate are known to experience corruption and our operations there are subject to the risks of an unauthorized payment or other improper activity by one of our employees or agents, which could expose us to a liability under relevant anti-bribery laws, such as the FCPA or the United Kingdom anti-bribery laws. Similarly, unauthorized activity or conduct by employees or agents in or with foreign countries could cause us to be in violation of sanctions and assets control programs or export control laws. Violations of any of these types of laws, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.

We may be required to make additional cash contributions to the defined benefit pension plan that we operate in the United Kingdom and recognize greater pension charges.

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2011, the results of which are reflected in these consolidated financial statements. Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pension increases and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. In addition, should future investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then the Company may be required to make additional cash contributions. These events could adversely impact our results of operations, financial position and cash flows.

Competition and market conditions may adversely affect our operating results.

In certain markets in which the Company operates, our competitors are larger than us and may have greater access to financial, technological and other resources. As a result, these competitors may be better able to adapt to changes in conditions within the industries in which the Company operates, fluctuations in the costs of raw materials or changes in global economic conditions. Competitors may also be able to introduce new products with enhanced features that may cause a decline in the demand and sales of our products. Consolidation of customers or competitors, or economic problems of customers, in the market areas in which the Company operates may cause a loss of market share for the Company’s products, place downward pressure on prices, result in payment delays or non-payment, or declining plant utilization rates. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

Our principal customers are major multinational and state owned oil companies, and large multinational manufacturers of personal care and household products. These industries are characterized by a concentration of a few large participants. The loss of a significant customer, a material reduction in purchases by a significant customer, or non-renewal of a significant customer contract, could adversely impact our results of operations, financial position and cash flows.

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

The ongoing concern about the stability of global markets generally, and specifically the Eurozone, and the strength of counterparties in particular has led many lenders and institutional investors to reduce, or cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies, the generally restricted environment for credit, and prolonged declines in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

We may not be able to consummate, finance or successfully integrate future acquisitions, partnerships or other opportunities into our business, which could hinder our strategy or result in unanticipated expenses and losses.

It is part of our stated strategy that we intend to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing business. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal control processes to these acquired businesses and cooperate with our strategic partners. The expense incurred in consummating acquisitions, partnerships or other opportunities, the time it takes to integrate an acquisition, or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter a transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro, British pound sterling and Swiss franc. We cannot accurately predict the nature or extent of future exchange rate variability amongst these currencies or relative to the U.S. dollar. While the Company takes steps to manage currency exposure, including entering into hedging transactions, it cannot eliminate all exposure to future exchange rate variability. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future, which could adversely impact our results of operations, financial position and cash flows.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed costs or formula based costs) to help ensure availability and continuity of supply, and to manage the risk of cost increases. We have entered into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then profit margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could similarly increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Failure to implement our common information system platform successfully could adversely affect our ability to conduct business.

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. There is a risk that the new information system platform may cost more than projected or we may not realize its anticipated benefits. Either, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Our reliance on a small number of significant stockholders may have a material adverse impact on our stock price.

Approximately 30% of the Company’s common stock is held by three stockholders. A decision by any of these stockholders to sell all or a significant part of its holding in the Company, or a sudden or unexpected disposition of Company stock, could result in a significant decline in the Company’s stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

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

Failure to develop or protect our intellectual property rights may result in the loss of valuable technologies, or us having to pay other companies for infringing on their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending against these claims, which may cause our customers to switch to our competitors. The occurrence of any, or a combination, of these events could adversely impact our results of operations, financial position and cash flows.

We are subject to extensive government regulation.

We are subject to regulation by federal, state, local and foreign government authorities. In some circumstances these authorities must approve our products, manufacturing processes and facilities before we may sell certain products. Many of the Company’s products are required to be registered with the U.S. Environmental Protection Agency and with comparable government agencies in the European Union and elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities including the requirement to produce product data.

In order to obtain regulatory approval of certain new products we must, amongst other things, demonstrate to the relevant authorities that the product is appropriate and effective for its intended uses, and that we are capable of manufacturing the product in accordance with applicable regulations. This approval process can be costly, time consuming, and subject to unanticipated and significant delays. Accordingly, we cannot be sure that approvals will be granted on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate income from those products. It is possible that new laws and regulations may be introduced in the future that could result in additional compliance costs and prevent or inhibit the development, manufacture, distribution and sale of our products. Such outcomes could adversely impact our results of operations, financial position and cash flows.

Legal proceedings and other claims could impose substantial costs on us.

We are occasionally involved in legal proceedings that result from, and are incidental to, the conduct of our business, including employee and product liability claims. We have insurance coverage to mitigate anticipated potential damages in a wide variety of such proceedings, however, if our insurance did not adequately cover such claims, this could adversely impact our results of operations, financial position and cash flows.

Unexpected environmental matters and compliance with current or new environmental laws or regulations could have a substantial adverse impact on our results of operations.

The Company operates a number of manufacturing sites. As such, it is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning emissions to the air, discharges to land and water, and the generation, handling, treatment and disposal of hazardous waste and other materials on these sites. The Company is required to obtain various environmental permits and licenses, many of which require periodic notification and renewal, which is not automatic. It is also possible that new laws and regulations may be introduced in the future that could adversely impact the Company’s costs or its ability to develop, manufacture, distribute and sell products.

The Company’s operations, and the historic operations of companies that have previously operated on sites that the Company has acquired, pose the risk of environmental contamination which may result in fines or criminal sanctions being imposed against the Company or may require the Company to pay material remediation or fines to address the effects and to remediate this contamination.

The Company further anticipates that certain manufacturing facilities may cease production over the medium to long-term. On closure of some of our manufacturing operations in the future, we expect to be subject to environmental laws that will require these facilities to be safely decommissioned and a degree of environmental remediation to be undertaken. The degree of environmental remediation required will depend on the plans for the future use of the operating sites that are affected and the environmental legislation in force at the time. The Company has currently made a decommissioning and remediation provision based on the Company’s current known obligations, the anticipated plans for those sites and existing environmental legislation. Should there be unexpected or unknown contamination at these facilities, or the Company’s future plans for the sites or environmental legislation change, then current provisions may prove inadequate and this could adversely impact our results of operations, financial position and cash flows.

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

The Company’s finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our assets, operations or financial condition. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.

In addition, the facility requires the Company to meet certain financial ratios defined therein including net debt to EBITDA and net interest expense to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. The ability to meet these financial covenants depends upon the future successful operating performance of the business. If the Company fails to meet agreed financial covenants then it would be in technical default under the finance facility and the maturity of the Company’s outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If the Company were found to be in default under the finance facility, this could adversely impact our results of operations, financial position and cash flows.

Our business is subject to the risk of manufacturing disruptions, the occurrence of which would adversely affect our results of operations.

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, labor strikes or slowdowns, explosions, mechanical failure,

extreme weather, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent manufacturing cessation. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

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

Our Octane Additives segment could decline faster than expected.

The remaining sales of the Octane Additives segment are now concentrated in a relatively small number of customers and therefore could decline with unpredictable volatility and severity and adversely impact the Company’s future results of operations, financial position and cash flows. The Company expects that it will cease all sales of TEL for use in automotive gasoline in 2013.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Littleton, Colorado (1)	Fuel Specialties and Active Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Sales/Administration Research & Development
High Point, North Carolina	Active Chemicals	Manufacturing/Administration Research & Development
Spencer, North Carolina	Active Chemicals	Manufacturing/Administration Research & Development
Ellesmere Port, United Kingdom	Fuel Specialties, Active Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore, Singapore (1)	Fuel Specialties and Active Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Widnes, United Kingdom	Active Chemicals	Manufacturing/Administration Research & Development
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Leuna, Germany	Fuel Specialties and Active Chemicals	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Zug, Switzerland (1)	Octane Additives	Sales/Administration

(1)	Leased property

Manufacturing Capacity

We believe that our plants and supply agreements are sufficient to meet current sales levels. Operating rates of the plants are generally flexible and varied with product mix and normal sales swings. We believe that all of our facilities are maintained to appropriate levels and in good operating condition though there remains an ongoing need for capital investment.

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

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 10, 2012 there were approximately 1,251 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$31.94	$37.66	$35.69	$31.49
Low	$19.16	$30.86	$21.74	$22.33

2010
High	$12.31	$14.59	$15.23	$22.40
Low	$8.69	$9.38	$8.68	$15.38

On December 14, 2011 we entered into a five-year revolving credit facility which contains no restrictive covenants with respect to dividends and the Company is allowed to repurchase its own common stock provided that it does not affect compliance with the financial covenants in this facility.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Carried forward				$24.8 million
October 1 – October 31, 2011	126,220	$25.76	126,220	$21.6 million
November 1 – November 30, 2011	81,716	$28.62	81,716	$19.3 million
December 1 – December 31, 2011	103,841	$28.90	103,841	$16.3 million

Total	311,777	$27.56	311,777	$16.3 million

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

On November 3, 2010 the Company announced that the Board of Directors had authorized share repurchases under Rule 10b5-1 and/or 10b-18 repurchase plans of up to $5.0 million of common stock annually in 2010, 2011 and 2012, dependent on market conditions. The first Rule 10b5-1 repurchase program commenced on November 8, 2010. On September 7, 2011 the Company announced that the Board of Directors had authorized an increase in share repurchases under Rule 10b5-1 and/or 10b-18 repurchase plans in 2011 from up to $5.0 million of common stock to up to $40.0 million of common stock, dependent on market conditions. The Rule 10b5-1 repurchase program under the increased plan commenced on September 12, 2011 and continued until December 31, 2011.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five share option plans is 2,640,000.

As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, 195,313 shares of Innospec common stock were transferred to NewMarket Corporation as part of the settlement of the NewMarket Corporation civil complaint. These shares, which were taken from treasury stock, were provided to NewMarket in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 relating to non-public offerings.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2006, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2006*

	2006	2007	2008	2009	2010	2011
Innospec Inc.	100.00	74.37	26.12	45.66	92.32	127.03
S&P 500 Index	100.00	103.53	63.69	78.62	88.67	88.67
NASDAQ Composite Index	100.00	109.81	65.29	93.95	109.84	107.86
Russell 2000 Index	100.00	97.25	63.41	79.40	99.49	94.07

* Excludes purchase commissions

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2011	2010	2009	2008	2007
Summary of performance
Net sales	$774.4	$683.2	$598.5	$640.5	$602.4
Impairment of Octane Additives segment goodwill	(2.0)	(2.2)	(2.2)	(3.7)	(12.1)
Operating income	49.6	72.2	20.7	43.6	47.9
Income before income taxes	52.6	70.7	18.3	18.9	47.8
Income taxes	(3.7)	3.0	(11.9)	(6.3)	(18.2)
Net income	48.9	73.7	6.4	12.6	29.6
Net income attributable to the non-controlling interest	0.0	0.0	0.0	(0.1)	(0.1)
Net income attributable to Innospec Inc.	48.9	73.7	6.4	12.5	29.5
Net cash provided by operating activities	34.7	58.2	87.4	14.4	47.9
Financial position at year end
Total assets	568.8	549.4	543.1	494.3	551.1
Long-term debt (including current portion)	35.0	47.0	51.0	73.0	81.0
Cash and cash equivalents, and short-term investments	81.0	111.3	68.6	13.9	24.3
Stockholders’ equity	$343.1	$300.7	$157.6	$229.3	$271.5
Financial ratios
Net income attributable to Innospec Inc. as a percentage of sales	6.3	10.8	1.1	2.0	4.9
Effective tax rate as a percentage (1)	7.0	(4.2)	65.0	33.3	38.1
Current ratio (2)	2.2	2.0	1.6	1.4	1.6
Share data
Earnings per share attributable to Innospec Inc.
– Basic	$2.07	$3.10	$0.27	$0.53	$1.23
– Diluted	$1.99	$2.97	$0.26	$0.51	$1.19
Dividend paid per share	$0.00	$0.00	$0.05	$0.10	$0.09
Shares outstanding (basic, thousands)
– At year end	23,047	23,703	23,664	23,598	23,777
– Average during year	23,568	23,756	23,642	23,595	23,920
Closing stock price
– High	$37.66	$22.40	$15.63	$25.29	$31.82
– Low	$19.16	$8.68	$2.79	$4.54	$16.26
– At year end	$28.07	$20.40	$10.09	$5.89	$17.16

(1)	The effective tax rate is calculated as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY (UNAUDITED) (see Note 4 below)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011

Net sales	$185.3	$186.5	$202.1	$200.5
Gross profit	52.8	58.1	57.7	57.8
Operating income/(loss)	23.9	22.4	(20.2)	23.5
Net income/(loss) (2)	21.5	24.6	(16.8)	19.6
Net cash provided by operating activities	$5.7	$5.8	$9.4	$13.8
Per common share:
Earnings/(loss) – basic	$0.91	$1.04	$(0.71)	$0.85
– diluted (1)	$0.88	$1.00	$(0.71)	$0.82
2010

Net sales	$163.5	$168.4	$174.0	$177.3
Gross profit	51.4	54.0	54.6	54.1
Operating income	11.3	24.8	20.9	15.2
Net income (3)	7.4	12.0	30.0	24.3
Net cash provided by operating activities	$8.4	$12.0	$22.0	$15.8
Per common share:
Earnings – basic	$0.31	$0.50	$1.26	$1.02
– diluted	$0.30	$0.48	$1.20	$0.98

NOTES

(1)	In view of the fact that a net loss of $(16.8) million was made in the third quarter, 2011, the basic and diluted loss per common share are the same for this quarter.

(2)	Special items, before tax, during the year ended December 31, 2011 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011

Civil complaint settlement	$0.0	$0.0	$(45.0)	$0.0
Foreign currency exchange gains/(losses)	5.5	7.9	(4.3)	(2.6)
Civil complaint legal and professional expenses	(1.0)	(3.0)	(1.5)	0.0
Adjustment of income tax provisions	(0.1)	0.0	(3.1)	(0.8)
Acquisition-related costs	0.0	0.0	(3.0)	0.0
Restructuring charge	0.0	0.0	0.0	(0.6)
Pension charge	$(0.1)	$(0.1)	$(0.1)	$(0.2)

QUARTERLY SUMMARY (UNAUDITED) (continued)

(3)	Special items, before tax, during the year ended December 31, 2010 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010

OFFP/FCPA settlement accrual	$3.0	$0.0	$0.0	$0.0
OFFP/FCPA legal and professional expenses	(3.9)	0.0	0.0	0.0
Civil complaint legal and professional expenses	0.0	0.0	(1.0)	(3.2)
Retention bonuses	0.0	0.0	0.0	(2.3)
Pension charge	(3.8)	(2.1)	(2.5)	(2.4)
Restructuring charge	(8.2)	(0.3)	0.0	(0.2)
Foreign currency exchange (losses)/gains	(0.2)	(10.9)	11.6	2.6
Adjustment of income tax provisions	$0.0	$5.0	$4.2	$3.0

(4)	During the second quarter of 2011, the Company revised the classification of certain amortization of intangible assets expenses in its results for 2011 and comparable information for 2010. Previously, these expenses were disclosed separately within operating expenses. This has no impact on 2011 or any prior periods’ reported net sales, income before income taxes, net income, earnings per share, net cash provided by operating activities or any balance sheet category. The classification of expenses of $1.2 million for the three months ended March 31, 2011, and $4.7 million for the year ended December 31, 2010, with respect to amortization of intangible assets has been revised from operating expenses to an increase in costs of goods sold of $0.8 million and $3.1 million, respectively, and an increase in selling expenses of $0.4 million and $1.6 million, respectively. The impact on gross profit and selling, general and administrative expenses for the previously reported quarters is provided below:

2011
(in millions)	First Quarter
Previously reported:
Gross profit	$53.6
SG&A expenses	(23.6)
Amortization of intangible assets	(1.2)

Revised classification:
Gross profit	52.8
SG&A expenses	$(24.0)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Previously reported:
Gross profit	$52.2	$54.7	$55.4	$54.9	$217.2
SG&A expenses	(26.9)	(23.7)	(28.2)	(33.1)	(111.9)
Amortization of intangible assets	(1.2)	(1.1)	(1.2)	(1.2)	(4.7)

Revised classification:
Gross profit	51.4	54.0	54.6	54.1	214.1
SG&A expenses	$(27.3)	$(24.1)	$(28.6)	$(33.5)	$(113.5)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

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

Environmental Liabilities

Remediation provisions at December 31, 2011 amounted to $27.1 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize, at fair value, environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and has to comply with environmental legislation in the relevant countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the probability and timing of such cash flows that it is not possible to estimate them sufficiently reliably to recognize a provision.

Pensions

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2011, the results of which are reflected in these consolidated financial statements.

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets, future pension increases and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. A 0.25% change in the discount rate assumption would change the PBO by approximately $20 million and the net pension charge for 2012 by approximately $0.5 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $16 million and the net pension charge for 2012 by approximately $1.9 million.

Further disclosure is provided in Note 6 of the Notes to the Consolidated Financial Statements.

Deferred Tax and Uncertain Income Tax Positions

At December 31, 2011, we had a valuation allowance aggregating $7.5 million against part of our foreign tax credit carry forwards within deferred tax. The valuation allowance requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Objective evidence, such as operating results during the most recent periods, is given more weight than our expectations of future profitability, which are inherently uncertain. Management believes there are uncertainties around whether all the foreign tax credit carry forwards can be utilized in future periods and this represents sufficient negative evidence to require a partial valuation allowance.

No deferred taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration.

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

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained, based on technical merits, when challenged by the taxing authorities. To the extent that we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions see Note 7 of the Notes to the Consolidated Financial Statements.

Goodwill

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Fuel Specialties, Active Chemicals and Octane Additives. All of the components in each segment (including products, markets and competitors) have similar economic characteristics and therefore the segments reflect the lowest level at which operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as at December 31 each year. In reviewing for any impairment charge the fair value of the reporting segments are estimated using an after tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2011 we had $108.8 million and $30.1 million of goodwill relating to our Fuel Specialties and Active Chemicals segments, respectively. At this date we performed annual impairment tests and concluded that there had been no impairment because the estimated fair values of those reporting segments substantially exceeded the carrying values.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives segment are reduced, and accordingly the fair value of the Octane Additives segment is reduced. As a result, the Company determined that quarterly impairment tests be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment tests performed during 2011, 2010 and 2009 impairment charges of $2.0 million, $2.2 million and $2.2 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. In 2011 some of the assumptions and estimates underpinning the Octane Additives segment discounted cash flows were revised as part of our planning processes although the methodology was unchanged. These revisions had no material impact on the reporting of goodwill. The most significant revisions were that the Company’s weighted average cost of capital was changed to reflect the changing proportion of debt to equity funding of the Company and effective October 1, 2011, the Company extended its estimate for the future life of the Octane Additives segment from December 31, 2012 to December 31, 2013. There is $2.6 million of goodwill remaining at December 31, 2011 which relates to the Octane Additives segment and equates to the fair value of the goodwill at that date. Given the quantum and predictability of the remaining future cash flows from the Octane Additives segment the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2013. However, since the remaining sales of the Octane Additives segment are concentrated in a relatively small number of customers, there is an inherent risk that they could decline with unpredictable volatility and severity resulting in an accelerated impairment of the Octane Additives segment goodwill as the forecast discounted cash flows from that segment would be reduced.

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and that variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Intangible Assets, Net of Amortization

At December 31, 2011 we had $17.7 million of intangibles that are discussed in Note 9 of the Notes to the Consolidated Financial Statements. These intangible assets relate to all of our reporting segments and are being amortized straight-line over periods of up to 13 years. We continually assess the markets and products related to these intangibles, as well as their specific carrying values, and have concluded that these carrying values and amortization periods remain appropriate. We also evaluate these intangibles for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. If events occur or circumstances change it may cause a reduction in periods over which these intangibles are amortized or result in a non-cash impairment of a portion of the intangibles’ carrying value. A reduction in amortization periods would have no effect on cash flows.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2011	2010	2009
Net sales
Fuel Specialties	$521.2	$458.1	$422.7
Active Chemicals	177.0	152.7	130.2
Octane Additives	76.2	72.4	45.6

	$774.4	$683.2	$598.5

Gross profit
Fuel Specialties	$149.3	$145.9	$146.0
Active Chemicals	40.6	33.3	26.0
Octane Additives	36.5	34.9	14.2

	$226.4	$214.1	$186.2

Operating income
Fuel Specialties	$81.7	$77.6	$81.4
Active Chemicals	22.6	16.7	8.8
Octane Additives	(22.4)	25.8	(44.8)
Pension charge	(0.5)	(10.8)	(6.4)
Corporate costs	(29.2)	(26.3)	(13.3)
Restructuring charge	(0.6)	(8.7)	(2.8)
Impairment of Octane Additives segment goodwill	(2.0)	(2.2)	(2.2)
Profit on disposal, net	0.0	0.1	0.0

Total operating income	$49.6	$72.2	$20.7

Results of Operations – Fiscal 2011 compared to Fiscal 2010:

(in millions, except ratios)	2011	2010	Change
Net sales
Fuel Specialties	$521.2	$458.1	$63.1	+14%
Active Chemicals	177.0	152.7	24.3	+16%
Octane Additives	76.2	72.4	3.8	+5%

	$774.4	$683.2	$91.2	+13%

Gross profit
Fuel Specialties	$149.3	$145.9	$3.4	+2%
Active Chemicals	40.6	33.3	7.3	+22%
Octane Additives	36.5	34.9	1.6	+5%

	$226.4	$214.1	$12.3	+6%

Gross margin (%)
Fuel Specialties	28.6	31.8	-3.2
Active Chemicals	22.9	21.8	1.1
Octane Additives	47.9	48.2	-0.3
Aggregate	29.2	31.3	-2.1

Operating expenses
Fuel Specialties	$(67.6)	$(68.3)	$0.7	-1%
Active Chemicals	(18.0)	(16.6)	(1.4)	+8%
Octane Additives	(58.9)	(9.1)	(49.8)	n/a
Pension charge	(0.5)	(10.8)	10.3	-95%
Corporate costs	(29.2)	(26.3)	(2.9)	+11%

	$(174.2)	$(131.1)	$(43.1)	+33%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-2	+7	-9	+13	+1
Price and product mix	+11	+9	+13	+8	+11
Exchange rates	0	+5	+1	0	+2

	+9	+21	+5	+21	+14

Gross margin: the year on year decrease of 3.2 percentage points primarily reflected a higher proportion of sales of lower margin products and the competitive pressure on margins resulting from increased raw material costs.

Operating expenses: the year on year decrease of 1%, or $0.7 million, was primarily due to the release of an accrual in respect of an old customer claim in the first quarter of 2011. The release offsets increases in operating expenses due to higher licensing costs and the adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-7	-2	+12	-2
Price and product mix	+14	+15	+13	+14
Exchange rates	+1	+6	+3	+4

	+8	+19	+28	+16

Gross margin: the year on year increase of 1.1 percentage points reflected the continued improvement across the markets, especially our Polymers business, despite the competitive pressures on margins resulting from increased raw material costs.

Operating expenses: the year on year increase of 8%, or $1.4 million, was less than the 16% growth in sales as we continued to leverage the infrastructure of this segment.

Octane Additives

Net sales: increased by 5% with increased volumes (up 4 percentage points) and an improved sales mix (up 3 percentage points) offset by reduced revenue from our environmental remediation business (down 2 percentage points). In both 2011 and 2010, sales were focused in the Middle East and Northern Africa.

Gross margin: decreased marginally by 0.3 percentage points from 48.2% to 47.9%.

Operating expenses: excluding the impacts of the $45.0 million NewMarket Corporation civil complaint settlement in 2011 and the $3.0 million adjustment to the settlement accrual related to OFFP and FCPA investigations in 2010, the year on year increase was $1.8 million, or 15%, primarily due to higher legal and other professional expenses.

Other Income Statement Captions

Pension charge: this non-cash charge decreased by $10.3 million to $0.5 million reflecting the reduction in the pension liability and the near elimination of the service cost since the Company closed the United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: were $29.2 million, compared with $26.3 million a year ago. Excluding acquisition-related costs of $3.0 million in 2011 and a $3.9 million charge for the probable cost of the Company’s external compliance monitor in 2010, the year on year increase of $3.8 million primarily reflected higher accruals for share based compensation expense, driven by the substantial year on year rise in our stock price.

Restructuring charge: was comprised of the following:

(in millions)	2011	2010
Reduction in EMEA headcount	$0.7	$0.5
Release of an accrual in respect of the relocation of a U.S. sales and administration facility	(0.1)	0.0
Pension curtailment	0.0	8.2

	$0.6	$8.7

The Company closed its United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010.

Impairment of Octane Additives segment goodwill: was $2.0 million and $2.2 million in 2011 and 2010, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge.

Profit on disposal, net: in 2010 the Company recognized $0.1 million profit following the disposal of surplus real estate.

Other net income: of $6.3 million was comprised of $6.5 million of net foreign currency exchange gains and gains on translation of net assets denominated in non-functional currencies in our European businesses, and $0.2 million sundry other expenses. In 2010, other net income of $3.1 million related to net foreign currency exchange gains.

Interest expense, net: the net interest expense, including amortization of deferred finance costs, has decreased from $4.6 million to $3.3 million due to the lower level of debt in 2011 and the deferred finance costs becoming fully amortized in the third quarter of 2011.

Income taxes: the effective tax rate was 7.0% and (4.2)% in 2011 and 2010, respectively. The effective tax rate, once adjusted for the NewMarket Corporation civil complaint settlement, adjustment of income tax provisions and for the OFFP and FCPA settlement accrual, was 15.8% in 2011 compared with 13.6% in 2010.

(in millions, except ratios)	2011	2010
Income before income taxes	$52.6	$70.7
Add back NewMarket Corporation civil complaint settlement	45.0	0.0
Add back OFFP/FCPA settlement accrual	0.0	(3.0)

	$97.6	$67.7

Income taxes	$3.7	$(3.0)
Add back tax on NewMarket Corporation civil complaint settlement	15.7	0.0
Add back adjustment of income tax provisions	(4.0)	12.2

	$15.4	$9.2

Adjusted effective tax rate	15.8%	13.6%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2011	2010
Foreign tax rate differential	$(9.9)	$(9.5)
Foreign income inclusions	10.7	5.0
Foreign tax credits	(13.5)	(5.0)
Tax deductibility of the OFFP/FCPA settlement accrual	0.0	(2.0)
Deferred tax credit from United Kingdom income tax rate reduction	$(2.5)	$(1.1)

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2011, the Company’s income tax expense benefited from a greater proportion of its overall profits arising in Switzerland than in 2010, primarily reflecting increased sales in our Octane Additives segment due to the timing of shipments to major customers. This resulted in an $8.9 million benefit in Switzerland (2010 – $6.5 million). In addition, there was a $0.1 million benefit in relation to the United Kingdom (2010 – $3.2 million) and a $0.9 million benefit in relation to Germany (2010 – $0.0 million).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2011, the amount of Subpart F income and the associated Section 78 gross up amounted to $3.0 million (2010 – $2.1 million). The income earned by certain overseas subsidiaries taxable under the U.S. tax regime reduced to $2.0 million from $2.9 million in 2010. In addition, a dividend from an overseas subsidiary, remitted to the U.S., increased foreign income inclusions by $5.5 million during 2011 (2010 – $0.0 million).

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. During 2011, an additional $6.1 million of foreign tax credit carry forwards were generated, primarily due to the overseas dividend remitted to the U.S. in the year. This increase in foreign tax credit carry forwards and accompanying extension of expiration period has allowed the recognition of a further $9.4 million of foreign tax credit carry forwards as compared to $2.7 million in 2010.

Following the United Kingdom’s 2% reduction in the corporation tax rate from 27% to 25% in April 2012, enacted in July 2011, the Company benefited from a net deferred tax credit of $2.5 million in the third quarter of 2011 primarily in respect of pension plan unrecognized actuarial net losses.

Further details are given in Note 7 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2010 compared to Fiscal 2009:

(in millions, except ratios)	2010	2009	Change
Net sales
Fuel Specialties	$458.1	$422.7	$35.4	+8%
Active Chemicals	152.7	130.2	22.5	+17%
Octane Additives	72.4	45.6	26.8	+59%

	$683.2	$598.5	$84.7	+14%

Gross profit
Fuel Specialties	$145.9	$146.0	$(0.1)	0%
Active Chemicals	33.3	26.0	7.3	+28%
Octane Additives	34.9	14.2	20.7	+146%

	$214.1	$186.2	$27.9	+15%

Gross margin (%)
Fuel Specialties	31.8	34.5	-2.7
Active Chemicals	21.8	20.0	+1.8
Octane Additives	48.2	31.1	+17.1
Aggregate	31.3	31.1	+0.2

Operating expenses
Fuel Specialties	$(68.3)	$(64.6)	$(3.7)	+6%
Active Chemicals	(16.6)	(17.2)	0.6	-3%
Octane Additives	(9.1)	(59.0)	49.9	-85%
Pension charge	(10.8)	(6.4)	(4.4)	+69%
Corporate costs	(26.3)	(13.3)	(13.0)	+98%

	$(131.1)	$(160.5)	$29.4	-18%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+6	+8	+75	+8	+15
Price and product mix	-1	+2	-37	+4	-4
Exchange rates	0	-7	-1	0	-3

	+5	+3	+37	+12	+8

Gross margin: the year on year decrease of 2.7 percentage points primarily reflected the competitive pressure on margins as raw material costs increased in 2010. This was partially offset by the impact of higher margins within our Avtel business from increased TEL manufacturing volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: the year on year increase of 6% was less than the 8% growth in sales as we continued to leverage the infrastructure of this segment. In addition, there were 3% higher research and development expenses to support this developing segment and increased legal and other professional expenses.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+19	-1	+7	+7
Price and product mix	+7	+15	+17	+12
Exchange rates	-1	-4	-2	-2

	+25	+10	+22	+17

Gross margin: the year on year increase of 1.8 percentage points reflected the improved performance from our Personal Care and Polymers businesses, which suffered from poor demand in 2009, despite the competitive pressures on margins as raw material costs increased in 2010.

Operating expenses: the year on year reduction of 3% or $0.6 million was achieved despite the 17% sales growth and 28% increase in research and development expenses to support this developing segment, primarily due to the favorable impact of exchange rates on our European cost base and tight cost control.

Octane Additives

Net sales: increased by 59% due to increased volumes (up 45 percentage points), as a result of the timing of shipments to major customers, and an improved sales mix (up 14 percentage points). In both 2010 and 2009 sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 17.1 percentage points primarily reflected the increased TEL manufacturing volumes on the fixed cost base on the TEL manufacturing site.

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

Other Income Statement Captions

Pension charge: this non-cash charge increased by $4.4 million to $10.8 million primarily reflecting the requirement in 2010 to amortize actuarial net losses, offset by the near elimination of the service cost since the Company closed the United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: increased by $13.0 million due to a $3.9 million charge in the first quarter of 2010 for probable future independent corporate compliance monitor expenses over the next three years. In 2009 corporate costs included a $2.4 million gain on stock options forfeited upon resignation of the Company’s former CEO and a $2.5 million benefit from a prior years’ United Kingdom sales tax settlement. Excluding these items, corporate costs were $22.4 million, compared with $18.2 million a year ago, reflecting the higher personnel-related costs, including retention bonuses, and the increased cost of alternative pension arrangements following the closure of the United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010.

Restructuring charge: was comprised of the following:

(in millions)	2010	2009
Pension curtailment	$8.2	$0.0
Reduction in EMEA headcount	0.5	0.3
Separation agreement with the former CEO	0.0	1.3
Relocation of a U.S. sales and administration facility	0.0	0.7
Dissolution costs related to a non-trading foreign subsidiary	0.0	0.4
United Kingdom site clearance	0.0	0.1

	$8.7	$2.8

The Company closed its United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010.

Impairment of Octane Additives segment goodwill: was $2.2 million in both 2010 and 2009.

Profit on disposal: in 2010 the Company recognized $0.1 million profit following the disposal of surplus real estate.

Other net income: of $3.1 million in 2010 related to net foreign currency exchange gains. In 2009 other net income of $3.6 million related to $3.5 million of net foreign currency exchange gains and $0.1 million of sundry other income.

Interest expense, net: decreased from $6.0 million to $4.6 million due to the lower level of debt in 2010 and the accelerated write-off of $0.2 million of unamortized deferred finance costs in 2009.

Income taxes: the effective tax rate was (4.2)% and 65.0% in 2010 and 2009 respectively. The effective tax rate, once adjusted for the OFFP and FCPA settlement accrual and adjustment of income tax provisions, was 13.6% in 2010 compared with 24.3% in 2009.

(in millions, except ratios)	2010	2009
Income before income taxes	$70.7	$18.3
Add back OFFP/FCPA settlement accrual	(3.0)	40.2

	$67.7	$58.5

Income taxes	$(3.0)	$11.9
Add back adjustment of income tax provisions	12.2	2.3

	$9.2	$14.2

Adjusted effective tax rate	13.6%	24.3%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2010	2009
Foreign tax rate differential	$(9.5)	$(3.4)
Foreign income inclusions	5.0	4.2
Foreign tax credits	(5.0)	(3.4)
Tax deductibility of the OFFP/FCPA settlement accrual	(2.0)	0.0
Deferred tax credit from United Kingdom income tax rate reduction	$(1.1)	$0.0

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2010, the Company’s income tax expense benefited from a greater proportion of its overall profits arising in Switzerland and the United Kingdom than in 2009, primarily reflecting substantially increased sales in our Octane Additives segment due to the timing of shipments to major customers. This resulted in a $6.5 million benefit in Switzerland (2009 – $1.2 million) and a $3.2 million benefit in the United Kingdom (2009 – $2.1 million).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2010, the amount of Subpart F income and the associated Section 78 gross up amounted to $2.1 million (2009 – $2.5 million). The income for 2009 included a one-off recapture of Subpart F income from earlier years relating to the United Kingdom of $0.9 million; and income from the Isle of Man of $0.2 million which is not treated as Subpart F income from January 1, 2010 onwards. The income earned by certain overseas subsidiaries taxable under the U.S. tax regime increased to $2.9 million from $1.7 million in 2009.

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. The principal reason for the increase in foreign tax credits in 2010 arises from the release of a $2.7 million valuation allowance against surplus foreign tax credits carried forward from 2009 and earlier years.

In 2010 the Company benefited from the revised assumption that an element of the OFFP and FCPA settlement accrual should have been tax deductible. Following the United Kingdom’s 1% reduction in the corporation tax rate from 28% to 27% in April 2011, enacted in July 2010, the Company benefited from a net deferred tax credit in the third quarter of 2010 primarily in respect of pension plan unrecognized actuarial net losses.

Further details are given in Note 7 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

The Company believes that adjusted working capital, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations.

(in millions)	2011	2010
Total current assets	$320.3	$321.9
Total current liabilities	(146.0)	(158.9)

Working capital	174.3	163.0
Less cash and cash equivalents	(76.2)	(107.1)
Less short-term investments	(4.8)	(4.2)
Add back accrued income taxes	2.0	6.1
Add back current portion of long-term debt	5.0	15.0
Add back current portion of plant closure provisions	4.1	3.9
Add back current portion of unrecognized tax benefits	3.2	2.2
Add back current portion of deferred income	1.4	0.1

Adjusted working capital	$109.0	$79.0

In 2011 our adjusted working capital increased by $30.0 million (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities). The $15.2 million increase in trade and other accounts receivable was primarily due to increased trading. The $13.6 million increase in inventories was focused in our Fuel Specialties and Active Chemicals segments following the decision to build certain product inventories of strategic importance, offset by reductions in Octane Additives due to the timing of shipments.

Cash

At December 31, 2011 and 2010 we had cash and cash equivalents of $76.2 million and $107.1 million, respectively, of which $74.1 million and $104.9 million, respectively, was held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings but does not need to and does not expect to make a further repatriation in the foreseeable future and hence has not provided for future income taxes on the cash held by foreign subsidiaries although we will continue to monitor this position.

Short-term investments

At December 31, 2011 and 2010 we had short-term investments of $4.8 million and $4.2 million, respectively.

Debt

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings by us of up to $100.0 million. The facility carries an interest rate based on U.S. LIBOR plus a margin of between 1.50% and 2.25% which is dependant on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. The facility can be drawn down until it expires on December 14, 2016 and may be drawn down in full in the U.S. We repaid the previous finance facility, which was due to expire on February 6, 2012, upon entering into the new facility.

The Company’s finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our assets, operations or financial condition. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the facility also contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2011 and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

As at December 31, 2011, the Company had $20.0 million of debt outstanding under its finance facility.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which is due on September 10, 2012.

The debt maturity profile as at December 31, 2011 is set out below:

(in millions)
2012	$5.0
2013	5.0
2014	5.0
2015	0.0
2016	20.0

35.0
Current portion of long-term debt	(5.0)

Long-term debt, net of current portion	$30.0

Outlook

At December 31, 2011, the Company had cash, cash equivalents and short-term investments of $81.0 million and debt of $35.0 million resulting in net cash of $46.0 million.

The Company expects to fund its operations over at least the next 12 months from a combination of operating cash flows and its new revolving credit facility. Under the facility we have the ability to draw down up to $100.0 million, of which $20.0 million was drawn down at December 31, 2011, so long as we are in compliance with all financial covenants therein.

Contractual Commitments

The following represents contractual commitments at December 31, 2011 and the effect of those obligations on future cash flows:

(in millions)	Total	2012	2013-14	2015-16	Thereafter
Operating activities
OFFP/FCPA payments	$11.7	$8.3	$3.4	$0.0	$0.0
Compliance monitor	2.8	1.3	1.5	0.0	0.0
Planned funding of pension obligations	51.8	9.0	21.4	21.4	0.0
Remediation payments	27.1	3.6	8.1	1.9	13.5
Severance payments	1.5	0.5	1.0	0.0	0.0
Operating lease commitments	4.9	1.3	1.7	0.9	1.0
Raw material purchase obligations	12.5	5.0	7.5	0.0	0.0
Interest payments on debt	3.2	0.7	1.2	1.3	0.0

Investing activities
Capital commitments	0.9	0.9	0.0	0.0	0.0

Financing activities
Long-term debt obligations	35.0	5.0	10.0	20.0	0.0

Total	$151.4	$35.6	$55.8	$45.5	$14.5

Operating activities

Following resolution of certain government investigations and other matters, further details of which are given in Note 18 of the Notes to the Consolidated Financial Statements, the Company is committed to paying fines, penalties and disgorgements over a period of four years commencing 2010; and probable future compliance monitor expenses until 2013.

The amounts related to the pension plan refer to the likely levels of Company funding of the United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $9.0 million in 2012 and $10.7 million in 2013-16. It is not meaningful to predict an amount after five years since there are numerous uncertainties including future return on assets, pension increases and inflation.

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

Investing activities

Capital commitments relate to certain capital projects that the Company has committed to undertake.

Financing activities

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings by us of up to $100.0 million. The facility can be drawn down until it expires on December 14, 2016. At December 31, 2011, $20.0 million was drawn under the revolving credit facility.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $27.1 million at December 31, 2011. Expenditure against provisions was $3.1 million, $2.7 million and $1.5 million in the years 2011, 2010 and 2009, respectively.

Total severance expenditure was $0.7 million, $0.4 million and $2.1 million in the years 2011, 2010 and 2009, respectively.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

The Company uses floating rate debt to finance its global operations. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

The Company uses derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, the Company enters into derivative instruments with a diversified group of major financial institutions in order to manage the exposure to non-performance of such instruments. The Company’s objective in managing the exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flows and to lower overall borrowing costs. The Company’s objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with such changes.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2011 the Company had cash, cash equivalents and short-term investments of $81.0 million, no bank overdraft and long-term debt of $35.0 million (including current portion). Long-term debt comprises a new revolving credit facility which provides for borrowings by us of up to $100.0 million and a $15.0 million promissory note to NewMarket Corporation. The facility carries an interest rate based on U.S. LIBOR plus a margin of between 1.50% and 2.25% which is dependant on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. The promissory note carries simple interest at 1% per annum. At December 31, 2011, $20.0 million was drawn under the revolving credit facility. As management does not expect the facility to be drawn down in the long-term, the Company has not entered into interest rate swap agreements in relation to this.

On the basis that interest on $15.0 million of the $35.0 million long-term debt (including current portion) is fixed and that the Company would receive interest on the $81.0 million positive cash balances and short-term investments, then the interest payable on unhedged debt is more than offset by the interest receivable on positive cash balances and short-term investments. On a gross basis, assuming no additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates on the unhedged debt of $20.0 million for a one-year period would impact net income and cash flows by approximately $0.2 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.6 million before tax.

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

The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro, British pound sterling and Swiss franc. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent that such figures reflect the inclusion of foreign assets and liabilities which are translated into U.S. dollars for presentation in our consolidated financial statements, as well as our results of operations.

The Company’s objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the Company enters into various contracts that change in value as foreign currency exchange rates change to protect the U.S. dollar value of its existing foreign currency denominated assets, liabilities, commitments, and cash flows. The Company also uses foreign currency forward exchange contracts to offset a portion of the Company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency denominated revenues. The objective of the hedging program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

The trading of our Fuel Specialties and Active Chemicals reporting segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $3.0 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

We have audited the accompanying consolidated balance sheet of Innospec Inc. and its subsidiaries (“Innospec”) as of December 31, 2011, and the related consolidated statements of income, comprehensive income/(loss) and accumulated other comprehensive loss, cash flows and stockholders’ equity for the year then ended. We also have audited Innospec’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innospec’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing in item 9A of the Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innospec as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Innospec maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc

Manchester, United Kingdom

February 17, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income, stockholders’ equity, comprehensive income/(loss) and accumulated other comprehensive loss, and cash flows for each of two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Innospec Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 18, 2011

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2011	2010	2009
Net sales	$774.4	$683.2	$598.5
Cost of goods sold	(548.0)	(469.1)	(412.3)

Gross profit	226.4	214.1	186.2

Operating expenses:
Selling, general and administrative	(155.9)	(113.5)	(144.1)
Research and development	(18.3)	(17.6)	(16.4)
Restructuring charge	(0.6)	(8.7)	(2.8)
Impairment of Octane Additives segment goodwill	(2.0)	(2.2)	(2.2)
Profit on disposal, net	0.0	0.1	0.0

Total operating expenses	(176.8)	(141.9)	(165.5)

Operating income	49.6	72.2	20.7
Other net income	6.3	3.1	3.6
Interest expense	(3.9)	(5.1)	(6.3)
Interest income	0.6	0.5	0.3

Income before income taxes	52.6	70.7	18.3
Income taxes	(3.7)	3.0	(11.9)

Net income	$48.9	$73.7	$6.4

Earnings per share:
Basic	$2.07	$3.10	$0.27

Diluted	$1.99	$2.97	$0.26

Weighted average shares outstanding (in thousands):
Basic	23,568	23,756	23,642

Diluted	24,520	24,814	24,714

Dividend declared per common share	$0.00	$0.00	$0.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

Total comprehensive income/(loss) for the years ended December 31	2011	2010	2009
Net income	$48.9	$73.7	$6.4
Changes in cumulative translation adjustment	(3.9)	(15.6)	6.6
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.3 million, $0.0 million and $(0.9) million, respectively	(0.7)	0.0	2.3
Amortization of actuarial net losses, net of tax of $(0.1) million, $(1.4) million and $0.0 million, respectively	0.2	3.8	0.0
Gain on pension plan amendment, net of tax of $0.0 million, $(4.8) million and $0.0 million, respectively	0.0	12.3	0.0
Deferred taxes (1), (2)	(2.6)	(2.3)	0.0
Amortization of prior service credit, net of tax of $0.4 million, $0.3 million and $0.0 million, respectively	(0.9)	(0.6)	0.0
Actuarial net gains/(losses) arising during the year, net of tax of $(6.6) million, $(26.6) million and $35.0 million, respectively	19.5	71.9	(89.8)

Total comprehensive income/(loss)	$60.5	$143.2	$(74.5)

ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2011	2010	2009
Cumulative translation adjustment	$(42.1)	$(38.2)	$(22.6)
Unrealized gains on derivative instruments, net of tax of $0.0 million, $(0.3) million and $(0.3) million, respectively	0.2	0.9	0.9
Unrecognized actuarial net losses, net of tax of $26.0 million, $34.9 million and $69.7 million, respectively	(78.1)	(94.3)	(179.4)

Accumulated other comprehensive loss	$(120.0)	$(131.6)	$(201.1)

(1)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $164.6 million (net of deferred taxes of $64.1 million) previously recognized in other comprehensive loss.

(2)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $94.8 million (net of deferred taxes of $35.1 million) previously recognized in other comprehensive loss.

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$76.2	$107.1
Short-term investments	4.8	4.2
Trade and other accounts receivable (less allowances of $2.0 and $2.1, respectively)	99.4	84.2
Inventories (less allowances of $6.6 and $5.0, respectively):
Finished goods	81.3	78.2
Work in progress	1.4	1.8
Raw materials	53.2	42.3

Total inventories	135.9	122.3
Prepaid expenses	4.0	4.1

Total current assets	320.3	321.9
Property, plant and equipment	45.9	48.7
Goodwill	141.5	143.6
Intangible assets	17.7	19.0
Deferred finance costs	1.7	0.5
Deferred tax assets	19.7	13.8
Pension asset	21.4	0.0
Other non-current assets	0.6	1.9

Total assets	$568.8	$549.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53.3	$45.9
Current portion of accrued liabilities	77.0	85.7
Accrued income taxes	2.0	6.1
Current portion of long-term debt	5.0	15.0
Current portion of plant closure provisions	4.1	3.9
Current portion of unrecognized tax benefits	3.2	2.2
Current portion of deferred income	1.4	0.1

Total current liabilities	146.0	158.9
Accrued liabilities, net of current portion	4.9	13.6
Long-term debt, net of current portion	30.0	32.0
Plant closure provisions, net of current portion	24.5	23.6
Unrecognized tax benefits, net of current portion	9.4	6.4
Deferred tax liabilities	2.9	1.1
Pension liability	6.3	11.7
Other non-current liabilities	0.8	0.5
Deferred income, net of current portion	0.9	0.9
Commitments and contingencies	0.0	0.0

Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	291.5	286.3
Treasury stock (6,507,081 and 5,851,298 shares at cost, respectively)	(88.1)	(64.8)
Retained earnings	259.4	210.5
Accumulated other comprehensive loss	(120.0)	(131.6)

Total stockholders’ equity	343.1	300.7

Total liabilities and stockholders’ equity	$568.8	$549.4

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$48.9	$73.7	$6.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.4	15.4	18.4
Impairment of Octane Additives segment goodwill	2.0	2.2	2.2
Deferred taxes	(4.0)	(14.9)	(2.4)
Profit on disposal of property, plant and equipment, net	0.0	(0.1)	0.0
Non-cash issue of promissory note in civil complaint settlement	15.0	0.0	0.0
Non-cash issue of treasury stock in civil complaint settlement	5.0	0.0	0.0
Changes in working capital:
Trade and other accounts receivable	(15.3)	4.8	1.2
Inventories	(14.3)	(2.3)	18.9
Prepaid expenses	0.0	(0.2)	0.5
Accounts payable and accrued liabilities	(13.7)	(11.5)	53.1
Excess tax benefit from stock based payment arrangements	(1.1)	0.0	(0.1)
Accrued income taxes	(4.1)	(0.1)	16.5
Movement on plant closure provisions	1.1	(0.8)	1.5
Cash contributions to defined benefit pension plan	(9.5)	(15.6)	(6.2)
Non-cash expense of defined benefit pension plan	1.0	19.0	6.4
Stock option compensation	3.1	0.8	1.5
Movements on other non-current assets and liabilities	6.2	(12.2)	(30.5)

Net cash provided by operating activities	34.7	58.2	87.4

Cash Flows from Investing Activities
Capital expenditures	(7.0)	(8.8)	(7.2)
Capitalization of internally developed software and other costs	(3.1)	0.0	0.0
Proceeds on disposal of property, plant and equipment	0.0	0.2	0.0
Purchase of short-term investments	(5.0)	(7.5)	0.0
Sale of short-term investments	4.4	3.3	0.0

Net cash (used in) investing activities	(10.7)	(12.8)	(7.2)

Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	13.0	6.0	(17.0)
Repayment of term loan	(40.0)	(10.0)	(55.0)
Receipt of term loan	0.0	0.0	50.0
Refinancing costs	(1.7)	0.0	(3.7)
Excess tax benefit from stock based payment arrangements	1.1	0.0	0.1
Dividend paid	0.0	0.0	(1.2)
Issue of treasury stock	0.7	0.2	0.2
Repurchase of common stock	(28.1)	(2.7)	0.0

Net cash (used in) financing activities	(55.0)	(6.5)	(26.6)
Effect of foreign currency exchange rate changes on cash	0.1	(0.4)	1.1

Net change in cash and cash equivalents	(30.9)	38.5	54.7
Cash and cash equivalents at beginning of year	107.1	68.6	13.9

Cash and cash equivalents at end of year	$76.2	$107.1	$68.6

Amortization of deferred finance costs of $0.5 million (2010 – $1.4 million, 2009 – $2.0 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 7 and Note 13, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2008	$0.3	$282.5	$(64.9)	$131.6	$(120.2)	$229.3
Net income				6.4		6.4
Dividend ($0.05 per share)				(1.2)		(1.2)
Changes in cumulative translation adjustment					6.6	6.6
Changes in unrealized gains/(losses) on derivative instruments, net of tax					2.3	2.3
Treasury stock re-issued		(0.2)	0.7			0.5
Stock option compensation		3.5				3.5
Actuarial net losses arising during the year, net of tax					(89.8)	(89.8)

Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6
Net income				73.7		73.7
Changes in cumulative translation adjustment					(15.6)	(15.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					0.0	0.0
Treasury stock re-issued			2.1			2.1
Treasury stock repurchased			(2.7)			(2.7)
Stock option compensation		0.5				0.5
Amortization of actuarial net losses, net of tax					3.8	3.8
Gain on pension plan amendment, net of tax					12.3	12.3
Deferred taxes (1)					(2.3)	(2.3)
Amortization of prior service credit, net of tax					(0.6)	(0.6)
Actuarial net gains arising during the year, net of tax					71.9	71.9

Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7
Net income				48.9		48.9
Changes in cumulative translation adjustment					(3.9)	(3.9)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.7)	(0.7)
Treasury stock re-issued		0.9	4.8			5.7
Treasury stock repurchased			(28.1)			(28.1)
Stock option compensation		4.3				4.3
Amortization of actuarial net losses, net of tax					0.2	0.2
Deferred taxes (2)					(2.6)	(2.6)
Amortization of prior service credit, net of tax					(0.9)	(0.9)
Actuarial net gains arising during the year, net of tax					19.5	19.5

Balance at December 31, 2011	$0.3	$291.5	$(88.1)	$259.4	$(120.0)	$343.1

(1)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $164.6 million (net of deferred taxes of $64.1 million) previously recognized in other comprehensive loss.

(2)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $94.8 million (net of deferred taxes of $35.1 million) previously recognized in other comprehensive loss.

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

Certain revisions have been made, as of and for the year ended December 31, 2011, to the accounting and disclosure of our defined benefit pension plan covering a number of our German employees. These revisions have resulted in a $0.4 million benefit, net of tax of $0.2 million, to the income statement for the year ended December 31, 2011 in respect of actuarial net losses for the two years ended December 31, 2010 previously recognized in the income statement. Prior year comparatives have not been conformed to current year classifications.

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

Short-term investments: Investment securities with maturities of more than 3 months and less than 12 months when purchased are considered to be short-term investments.

Trade and other accounts receivable: The Company records trade and other accounts receivable at net realizable value and maintains allowances for customers not making required

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments. The Company determines the adequacy of allowances by periodically evaluating each customer receivable considering our customer’s financial condition, credit history and current economic conditions.

Inventories: Inventories are stated at the lower of cost (FIFO method) or net realizable value. Cost includes materials, labor and an appropriate proportion of plant overheads. The Company accrues volume discounts where it is probable that the required volume will be attained and the amount can be reasonably estimated. The discounts are recorded as a reduction in the cost of materials based on projected purchases over the period of the agreement. Inventories are adjusted for estimated obsolescence and written down to net realizable value based on estimates of future demand and market conditions.

Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method and is allocated between cost of goods sold and operating expenses. The cost of additions and improvements are capitalized. Maintenance and repairs are charged to expenses. When assets are sold or retired the associated cost and accumulated depreciation are removed from the consolidated financial statements and any related gain or loss is included in earnings. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	7 to 25 years
Equipment	3 to 10 years

Goodwill and other intangible assets: Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to at least annual impairment tests based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment testing of the goodwill relating to the Fuel Specialties and Active Chemicals segments is December 31. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments. Octane Additives segment goodwill is tested for impairment at the end of each quarter. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. The Company capitalizes software development costs, including licenses, subsequent to the establishment of technological feasibility. Other intangible assets deemed to have finite lives, including software development costs and licenses, are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

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

Environmental compliance and remediation: Environmental compliance costs include ongoing maintenance, monitoring and similar costs. We recognize, at fair value, environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of cost of goods sold: Cost of goods sold is comprised of raw material costs including inbound freight, duty and non-recoverable taxes, inbound handling costs associated with the receipt of raw materials, packaging materials, manufacturing costs including labor costs, maintenance and utility costs, plant and engineering overheads, amortization expense for certain intangible assets, warehousing and outbound shipping costs and handling costs. Inventory losses and provisions and the costs of customer claims are also recognized in the cost of goods line item.

Components of selling, general and administrative expenses: Selling expenses comprise the costs of the direct sales force, and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions, amortization expense for certain intangible assets, and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal and settlement costs for litigation in which the Company is involved is made and reported in the administrative expense line item.

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

Share based compensation plans: The Company accounts for employee stock options under the fair value method. Accordingly, share based compensation is measured at the grant date based on the fair value of the options. The Company uses the straight-line attribution method to recognize share based compensation costs over the service period of the option.

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

Note 3.    Segmental Reporting and Geographical Area Data

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Active Chemicals and Octane Additives. The Fuel Specialties and Active Chemicals segments operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives segment is generally characterized by volatile and declining demand.

In 2011 the Company had a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), who accounted for $78.7 million (10%) of net group sales. In 2010 and 2009, Shell accounted for $67.8 million (10%) and $76.1 million (13%) of net group sales, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2011	2010	2009
Net sales
Fuel Specialties	$521.2	$458.1	$422.7
Active Chemicals	177.0	152.7	130.2
Octane Additives	76.2	72.4	45.6

	$774.4	$683.2	$598.5

Gross profit
Fuel Specialties	$149.3	$145.9	$146.0
Active Chemicals	40.6	33.3	26.0
Octane Additives	36.5	34.9	14.2

	$226.4	$214.1	$186.2

Operating income
Fuel Specialties	$81.7	$77.6	$81.4
Active Chemicals	22.6	16.7	8.8
Octane Additives	(22.4)	25.8	(44.8)
Pension charge	(0.5)	(10.8)	(6.4)
Corporate costs	(29.2)	(26.3)	(13.3)
Restructuring charge	(0.6)	(8.7)	(2.8)
Impairment of Octane Additives segment goodwill	(2.0)	(2.2)	(2.2)
Profit on disposal, net	0.0	0.1	0.0

Total operating income	$49.6	$72.2	$20.7

Identifiable assets at year end
Fuel Specialties	$281.5	$260.4	$247.6
Active Chemicals	106.7	104.8	103.2
Octane Additives	51.5	65.9	79.5
Corporate	129.1	118.3	112.8

	$568.8	$549.4	$543.1

The pension charge relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and

•	the corporate share of the information technology, accounting and human resources departments.

Sales by geographic area are reported by source (where the transactions originate) and by destination (where the final sales to customers are made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

(in millions)	2011	2010	2009
Net sales by source
United States	$265.6	$238.4	$217.0
United Kingdom	482.8	431.8	356.2
Rest of Europe	151.7	106.8	84.8
Other	0.9	0.7	0.3
Sales between areas	(126.6)	(94.5)	(59.8)

	$774.4	$683.2	$598.5

Net sales by destination
United States	$248.2	$231.4	$222.0
United Kingdom	48.5	26.8	21.1
Rest of Europe	304.2	235.1	219.5
Other	173.5	189.9	135.9

	$774.4	$683.2	$598.5

Income before income taxes
United States	$(42.6)	$11.1	$(44.8)
United Kingdom	39.0	25.5	52.4
Rest of Europe	58.2	36.6	12.8
Other	0.0	(0.3)	0.1
Impairment of Octane Additives segment goodwill	(2.0)	(2.2)	(2.2)

	$52.6	$70.7	$18.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2011	2010	2009
Long-lived assets at year end
United States	$22.0	$16.7	$17.3
United Kingdom	32.4	40.1	47.6
Rest of Europe	10.9	11.6	11.4

	$65.3	$68.4	$76.3

Identifiable assets at year end
United States	$123.2	$97.4	$112.8
United Kingdom	253.8	255.5	225.4
Rest of Europe	49.8	52.4	58.3
Other	0.5	0.5	0.6
Goodwill	141.5	143.6	146.0

	$568.8	$549.4	$543.1

Note 4.    Share Based Compensation Plans

The Company has five active stock option plans, two of which provide for the grant of stock options to employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market or from the Company. The fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have vesting periods ranging from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,640,000.

The fair value of the options above is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s stock price. The fair value of these options is calculated using a Monte Carlo model. The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2011	2010	2009
Dividend yield	0.2%	1.0%	2.5%
Expected life	5 years	5 years	5 years
Volatility	78.3%	82.3%	76.5%
Risk free interest rate	1.22%	1.36%	1.24%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 31, 2010	1,517,481	$4.74
Granted – at discount	19,085	$0.00	$29.45
– at market value	9,680	$27.89	$17.72
Exercised	(233,867)	$3.01
Forfeitures	(15,126)	$3.94
Expired	(68,033)	$0.13

Options outstanding at December 31, 2011	1,229,220	$5.44

The following table summarizes information about options outstanding at December 31, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0 - $5	751,826	7.55	$0.82	40,884	5.84	$0.00
$5 - $10	26,970	3.45	$9.66	26,970	3.45	$9.66
$10 - $15	399,168	3.07	$11.47	0	0.00	$0.00
$20 - $25	25,456	6.16	$20.38	25,456	6.16	$20.38
$25 - $30	24,420	6.51	$27.09	16,120	5.15	$27.09
$30 - $35	1,380	9.37	$32.60	0	0.00	$0.00

	1,229,220			109,430

The aggregate intrinsic value of fully vested stock options was $0.6 million. Of the 109,430 stock options that are exercisable, 25,084 have performance conditions attached. The total compensation cost for 2011, 2010 and 2009 was $3.1 million, $3.1 million and $1.5 million, respectively. In 2009, this charge included a gain of $2.4 million related to the gain on stock options forfeited upon resignation of the Company’s former CEO. The total compensation cost related to non-vested stock options not yet recognized at December 31, 2011 was $3.6 million and this cost is expected to be recognized over the weighted-average period of 1.45 years.

No stock options awards were modified in 2011 or 2010. On February 13, 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Additional compensation cost of $0.2 million was required to be recognized for these modified stock options in the period February 13, 2009 to February 13, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised in 2011, 2010 and 2009 was $2.2 million, $3.7 million and $0.4 million, respectively. The amount of cash received from the exercise of stock option awards in 2011, 2010 and 2009 was $0.7 million, $0.2 million and $0.2 million, respectively. The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During 2011, 2010 and 2009 the new total fair value of shares vested was $2.9 million, $4.4 million and $1.1 million, respectively.

The total options vested in 2011 were 290,363 (2010 – 174,298, 2009 – 176,848).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2010 – $8 million, 2009 – $8 million). No bonus is payable under this plan if the Innospec stock price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2011	2010	2009
Balance at January 1	$0.8	$0.2	$0.1
Compensation charge	1.4	0.6	0.1

Balance at December 31	$2.2	$0.8	$0.2

The following assumptions were used in the Monte Carlo model:

	2011	2010	2009
Dividend yield	0.0%	0.5%	1.0%
Volatility	53.5%	69.0%	82.2%
Risk free interest rate	0.36%	1.05%	1.65%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2011	2010	2009
Numerator (in millions):
Net income available to common stockholders	$48.9	$73.7	$6.4

Denominator (in thousands):
Weighted average common shares outstanding	23,568	23,756	23,642
Dilutive effect of stock options and awards	952	1,058	1,072

Denominator for diluted earnings per share	24,520	24,814	24,714

Net income per share, basic:	$2.07	$3.10	$0.27

Net income per share, diluted:	$1.99	$2.97	$0.26

In 2011, 2010 and 2009 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 690, 61,808 and 146,325 respectively.

Note 6.    Pension Plans

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The Plan’s assets are invested by two investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. The trustees’ investment policy is to seek to achieve specified objectives through investing in a suitable mixture of real and monetary assets. The trustees recognize that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the Plan to meet its liabilities at an acceptable level of risk for the trustees and an acceptable level of cost to the Company.

The Company closed the Plan to future service accrual with effect from March 31, 2010 and accordingly we recorded a non-cash curtailment loss of $8.2 million in the first quarter of 2010. During the second quarter of 2010 the Company implemented a pension increase exchange (“PIE”) program for current pensioners, effective April 1, 2010, which reduced the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2011, the results of which are reflected in these consolidated financial statements. Since April 2010 the Company has been contributing £5.8 million (approximately $9 million) per calendar year to the Plan in accordance with a 10-year actuarial deficit recovery plan agreed with the trustees. Accordingly, the Company expects its annual cash contribution for 2012 to be approximately $9 million.

(in millions)	2011	2010	2009
Plan net pension charge:
Service cost	$1.6	$1.6	$3.7
Interest cost on PBO	36.6	40.8	38.9
Expected return on plan assets	(36.7)	(35.9)	(36.2)
Amortization of prior service credit	(1.3)	(0.9)	0.0
Amortization of actuarial net losses	0.3	5.2	0.0

	$0.5	$10.8	$6.4

Plan assumptions (%):
Discount rate	4.75	5.40	5.60
Inflation rate	2.15	2.80	3.60
Rate of increase in compensation levels	0.00	0.00	3.60
Rate of return on plan assets – overall	4.85	5.45	5.75
Rate of return on plan assets – equity securities	7.70	7.70	7.20
Rate of return on plan assets – debt securities	3.60	4.50	5.80

Plan asset allocation by category (%):
Equity securities	29	27	26
Debt securities	66	73	74
Cash	5	0	0

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. The rate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of increase in compensation levels is no longer relevant since the Company closed the Plan to future service accrual with effect from March 31, 2010. A 0.25% change in the discount rate assumption would change the PBO by approximately $20 million and the net pension charge for 2012 by approximately $0.5 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $16 million and the net pension charge for 2012 by approximately $1.9 million. Following guidance issued by the United Kingdom government during 2010, and agreement from the Plan trustees, the Company changed the inflation rate measure from the Retail Prices Index to the Consumers Prices Index resulting in a reduction in actuarial net losses on an accounting basis of approximately $47 million.

The current investment strategy of the Plan is to obtain an asset allocation of 69% debt securities and 31% equity securities in order to achieve a more predictable return on assets. As at December 31, 2011 and 2010, approximately 70% of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 35% of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2011	2010
Change in PBO
Opening balance	$684.0	$796.0
Interest cost	36.6	40.8
Service cost	1.6	1.6
Benefits paid	(45.7)	(60.0)
Plan amendments	0.0	(17.1)
Curtailment loss	0.0	8.2
Settlement loss	0.0	1.1
Actuarial losses/(gains)	16.3	(61.0)
Exchange effect	(5.4)	(25.6)

Closing balance	$687.4	$684.0

Fair value of plan assets
Opening balance	$672.3	$671.8
Actual benefits paid	(45.7)	(60.0)
Actual contributions by employer	9.8	15.5
Actual return on assets	78.9	65.3
Exchange effect	(6.5)	(20.3)

Closing balance	$708.8	$672.3

Plan assets excess/(deficit) over PBO	$21.4	$(11.7)
Unrecognized net loss	103.1	150.6
Amortization of actuarial net losses	(0.3)	(5.2)
Plan amendments	0.0	(17.1)
Amortization of prior service credit	1.3	0.9
Amount recognized in other comprehensive loss	(104.1)	(129.2)

Pension asset/(liability)	$21.4	$(11.7)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the Plan was $687.4 million and $684.0 million at December 31, 2011 and 2010, respectively.

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

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2011
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$0.9	$		$		$0.9
Debt securities issued by non-U.S. governments and government agencies	221.0					221.0
Corporate debt securities	254.2					254.2
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	2.2					2.2
Equity securities:
Equity securities held for proprietary investment purposes	114.1					114.1
Real estate	26.1					26.1
Other assets	15.5		13.7		28.1	57.3

Total assets at fair value	634.2		13.7		28.1	676.0
Cash	32.8					32.8

Total plan assets	$667.0		$13.7		$28.1	$708.8

At December 31, 2010
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.7	$		$		$1.7
Debt securities issued by non-U.S. governments and government agencies	240.5					240.5
Corporate debt securities	248.9					248.9
Residential mortgage-backed securities	0.6					0.6
Commercial mortgage-backed securities	0.3					0.3
Other asset-backed securities	6.1					6.1
Equity securities:
Equity securities held for proprietary investment purposes	108.2					108.2
Real estate	28.7					28.7
Other assets			11.3		23.3	34.6

Total assets at fair value	635.0		11.3		23.3	669.6
Cash	2.7					2.7

Total plan assets	$637.7		$11.3		$23.3	$672.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets using significant unobservable inputs (Level 3) was as follows:

(in millions)	Debt Securities Issued by Non-U.S. Government and Government Agencies	Other Assets	Total
Balance at December 31, 2009	$3.4	$18.0	$21.4
Realized/unrealized (losses)/gains:
Relating to assets still held at the reporting date	(3.4)	2.9	(0.5)
Purchases, issuances and settlements		5.3	5.3
Transfers in/(out) of Level 3		(2.2)	(2.2)
Exchange effect		(0.7)	(0.7)

Balance at December 31, 2010	0.0	23.3	23.3
Realized/unrealized (losses)/gains:
Relating to assets still held at the reporting date		1.0	1.0
Relating to assets sold during the period		(0.5)	(0.5)
Purchases, issuances and settlements		4.5	4.5
Exchange effect		(0.2)	(0.2)

Balance at December 31, 2011	$0.0	$28.1	$28.1

The projected net pension credit for the year ending December 31, 2012 is as follows:

(in millions)
Service cost	$1.6
Interest cost on PBO	31.5
Expected return on plan assets	(33.4)
Amortization of prior service credit	(1.2)
Amortization of actuarial net losses	1.2

$(0.3)

The following benefit payments are expected to be made:

(in millions)
2012	$43.4
2013	$44.0
2014	$44.8
2015	$45.5
2016	$46.3
2017 – 2021	$243.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains a unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German Plan”). The German Plan is closed to new entrants and has no assets.

(in millions)	2011	2010	2009
German Plan net pension charge:
Service cost	$0.2	$0.1	$0.1
Interest cost on PBO	0.3	0.3	0.3

	$0.5	$0.4	$0.4

German Plan assumptions (%):
Discount rate	5.00	5.00	5.50
Inflation rate	2.00	2.00	2.00
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German Plan are as follows:

(in millions)	2011	2010
Change in PBO
Opening balance	$6.3	$5.7
Service cost	0.2	0.1
Interest cost	0.3	0.3
Benefits paid	(0.2)	(0.1)
Actuarial losses	0.0	0.6
Exchange effect	(0.3)	(0.3)

Closing balance	$6.3	$6.3

Company contributions to defined contribution schemes during 2011 were $6.6 million (2010 – $5.5 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2009	$3.5	$31.3	$34.8
Additions related to tax positions taken in the current period	2.5	6.9	9.4
Additions for tax positions of prior periods	0.4	0.0	0.4
Exchange effect	0.2	1.2	1.4
Settlements	(2.8)	(23.8)	(26.6)

Closing balance at December 31, 2009	3.8	15.6	19.4
Current	(1.0)	(4.0)	(5.0)

Non-current	$2.8	$11.6	$14.4

Opening balance at January 1, 2010	$3.8	$15.6	$19.4
Additions related to tax positions taken in the current period	0.0	0.0	0.0
Additions for tax positions of prior periods	0.1	2.0	2.1
Settlements	(3.6)	(9.3)	(12.9)

Closing balance at December 31, 2010	0.3	8.3	8.6
Current	(0.2)	(2.0)	(2.2)

Non-current	$0.1	$6.3	$6.4

Opening balance at January 1, 2011	$0.3	$8.3	$8.6
Additions related to tax positions taken in the current period	0.0	5.2	5.2
Additions for tax positions of prior periods	0.2	0.5	0.7
Reductions for tax positions of prior periods	(0.1)	(1.8)	(1.9)

Closing balance at December 31, 2011	0.4	12.2	12.6
Current	(0.3)	(2.9)	(3.2)

Non-current	$0.1	$9.3	$9.4

All of the $12.6 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company determined that a portion of the NewMarket Corporation civil complaint settlement (see Note 18), and associated legal and other professional expenses, would be tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductible and accordingly recorded a $5.0 million addition to unrecognized tax benefits. During the third quarter of 2011, an additional $0.2 million was recorded in respect of acquisition-related costs; and there was a $1.8 million reduction in unrecognized tax benefits, and $0.1 million for associated interest and penalties, due to the expiration of applicable statutes of limitations for certain tax years. In the fourth quarter of 2011, the Company recorded a further $0.6 million addition for tax positions of prior periods in relation to U.S. state taxes and accrued interest.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at December 31, 2011, the Company’s subsidiaries in the U.S. are subject to state tax audits in various states and the Company’s German subsidiaries are subject to tax audits in Germany. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at December 31, 2011.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 1998 to 2004 and 2007 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2009 onwards), Germany (2006 onwards), Switzerland (2010 onwards) and the United Kingdom (2008 onwards).

The sources of income before income taxes were as follows:

(in millions)	2011	2010	2009
Domestic	$(42.6)	$11.1	$8.3
Foreign	95.2	59.6	10.0

	$52.6	$70.7	$18.3

The components of income tax charges are summarized as follows:

(in millions)	2011	2010	2009
Current:
Federal	$5.4	$7.2	$2.0
Foreign	13.6	4.0	10.4

	19.0	11.2	12.4

Deferred:
Federal	(12.8)	(9.0)	0.3
Foreign	(2.5)	(5.2)	(0.8)

	(15.3)	(14.2)	(0.5)

	$3.7	$(3.0)	$11.9

Cash payments for income taxes were $18.1 million, $22.9 million and $8.6 million during 2011, 2010 and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	20.5	7.1	23.0
Impairment of Octane Additives segment goodwill	1.3	1.1	4.3
Foreign tax credits	(25.8)	(7.1)	(18.8)
Pension charge	(8.9)	0.5	(8.0)
Foreign tax rate differential	(19.1)	(13.5)	(18.8)
Unrecognized net operating losses	0.0	0.0	(10.5)
Permanent tax adjustments	0.3	(2.1)	5.8
Amortization	0.7	1.7	(0.2)
Tax (credit)/charge from previous years	(1.9)	(2.9)	65.1
Net charge/(credit) from unrecognized tax benefits	7.7	(15.3)	(92.1)
OFFP/FCPA settlement accrual	0.0	(5.6)	76.7
United Kingdom income tax rate reduction	(4.8)	(1.6)	0.0
Other items and adjustments, net	2.0	(1.5)	3.5

	7.0%	(4.2)%	65.0%

Significant factors affecting the variation to statutory rate are set out above and include foreign income inclusions net of foreign tax credits. There was an unfavorable impact from an increase in the Company’s unrecognized tax benefits position primarily in respect of the NewMarket Corporation civil complaint settlement. There was a favorable impact from the 2% reduction in the United Kingdom’s corporate tax rate primarily in respect of the unrecognized actuarial net losses associated with the United Kingdom defined benefit pension plan. The mix of taxable profits generated in the different geographical localities in which the Group operates had a significant positive impact on the effective tax rate in 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are as follows:

(in millions)	2011	2010
Deferred tax assets:
Foreign tax credits	$19.6	$13.5
Accrued expenses	8.8	7.7
Stock options	4.0	3.5
Excess of tax over book basis in property, plant and equipment	1.2	2.6
Net operating loss carry forwards	0.8	0.6
Pension liability	0.0	4.3
Other	5.5	5.3

	39.9	37.5
Valuation allowance	(7.5)	(10.8)

Total deferred tax assets	32.4	26.7

Deferred tax liabilities:
Goodwill amortization	(6.5)	(4.7)
Pension asset	(5.4)	0.0
Intangible assets	(1.5)	(3.5)
Other	(2.2)	(5.8)

Total deferred tax liabilities	(15.6)	(14.0)

Total net deferred tax asset	$16.8	$12.7

Deferred taxes are included within the consolidated balance sheets as follows:
Deferred tax assets	$19.7	$13.8
Deferred tax liabilities	(2.9)	(1.1)

	$16.8	$12.7

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2011	2010	2009
At January 1	$(10.8)	$(4.4)	$(7.3)
Change in foreign tax credits	3.3	(6.4)	1.0
Change in net operating loss carry forwards	0.0	0.0	1.9

At December 31	$(7.5)	$(10.8)	$(4.4)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2011, the Company considers it more likely than not that no valuation allowance is required for $0.8 million (2010 – $0.6 million) of its net operating loss carry forwards and that a partial valuation allowance is required against its foreign tax credit carry forwards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net operating loss carry forwards arose in the U.S. in the current period and prior periods as a result of trading and state tax losses. It is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved. The foreign tax credit carry forwards arose in the U.S. in the current period and in prior periods. The Company has determined that future foreign income inclusions will be sufficient to utilize approximately $12.1 million (2010 – $2.7 million) of the foreign tax credit carry forwards prior to their expiration and therefore only a partial valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, an additional valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

During 2011 a dividend of $40.5 million was remitted from the Company’s overseas subsidiaries to the U.S.. The dividend was one-off in nature and no future remittances are expected to be made. The Company is in a position to control whether or not to repatriate foreign earnings. No taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2011 and 2010 was approximately $665 million and $637 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Goodwill

Goodwill comprises the following:

(in millions)	Fuel Specialties	Active Chemicals	Octane Additives	Total
At January 1, 2010
Gross cost	$117.8	$30.4	$526.1	$674.3
Accumulated Octane Additives segment goodwill impairment losses	0.0	0.0	(229.8)	(229.8)

	117.8	30.4	296.3	444.5
Exchange effect	(0.2)	0.0	0.0	(0.2)
Impairment of Octane Additives segment goodwill	0.0	0.0	(2.2)	(2.2)

At December 31, 2010	117.6	30.4	294.1	442.1

Gross cost	117.6	30.4	526.1	674.1
Accumulated Octane Additives segment goodwill impairment losses	0.0	0.0	(232.0)	(232.0)

	117.6	30.4	294.1	442.1

Accumulated amortization – at January 1, 2010	(8.7)	(0.3)	(289.5)	(298.5)
Exchange effect	0.0	0.0	0.0	0.0

Accumulated amortization – at December 31, 2010	(8.7)	(0.3)	(289.5)	(298.5)

Net book amount – at December 31, 2010	$108.9	$30.1	$4.6	$143.6

At January 1, 2011
Gross cost	$117.6	$30.4	$526.1	$674.1
Accumulated Octane Additives segment goodwill impairment losses	0.0	0.0	(232.0)	(232.0)

	117.6	30.4	294.1	442.1
Exchange effect	(0.1)	0.0	0.0	(0.1)
Impairment of Octane Additives segment goodwill	0.0	0.0	(2.0)	(2.0)
At December 31, 2011	117.5	30.4	292.1	440.0

Gross cost	117.5	30.4	526.1	674.0

Accumulated Octane Additives segment goodwill impairment losses	0.0	0.0	(234.0)	(234.0)

	117.5	30.4	292.1	440.0

Accumulated amortization – at January 1, 2011	(8.7)	(0.3)	(289.5)	(298.5)
Exchange effect	0.0	0.0	0.0	0.0

Accumulated amortization – at December 31, 2011	(8.7)	(0.3)	(289.5)	(298.5)

Net book amount – at December 31, 2011	$108.8	$30.1	$2.6	$141.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments identified in Note 3: Fuel Specialties, Active Chemicals and Octane Additives. All of the components in each segment (including products, markets and competitors) have similar economic characteristics and therefore the segments reflect the lowest level at which operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

To determine the fair value of each of our segments we utilize a discounted cash flow methodology based on the forecasted future after-tax cash flows from operations for each since we believe this provides the best approximation of fair value. This methodology requires us to make assumptions and estimates including those in respect of future revenue growth and gross margins, which are based upon our long range plans, and the Company’s weighted average cost of capital. Our long range plans are regularly updated as part of our planning processes and are reviewed and approved by management and our Board of Directors. We assume terminal values for the Fuel Specialties and Active Chemicals reporting units which are added to the present value of the relevant forecasted future cash flows. We assume no terminal value for the Octane Additives reporting unit beyond its estimated future life. The discounted cash flow methodology does not assume a control premium. We use a discount rate equivalent to the Company’s weighted average cost of capital which is estimated by reference to the overall after-tax rate of return required by equity and debt market participants in the Company. We assign assets and liabilities, including deferred taxes and goodwill, to our reporting units if the asset or liability relates to the operations of that reporting unit and is included in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of our reporting units.

In 2011 some of the assumptions and estimates underpinning our discounted cash flows were revised as part of our planning processes although the methodology was unchanged. The most significant revisions were that the Company’s weighted average cost of capital was changed to reflect the changing proportion of debt to equity funding of the Company and effective October 1, 2011, the Company extended its estimate for the future life of the Octane Additives segment from December 31, 2012 to December 31, 2013.

The Company elected to perform its annual tests in respect of Fuel Specialties and Active Chemicals goodwill as at December 31 each year. At December 31, 2011 we had $108.8 million and $30.1 million of goodwill relating to our Fuel Specialties and Active Chemicals segments, respectively. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives segment are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result, the Company determined that quarterly

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment tests be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment tests performed during 2011, 2010 and 2009 impairment charges of $2.0 million, $2.2 million and $2.2 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. There is $2.6 million of goodwill remaining at December 31, 2011 which relates to the Octane Additives segment. Given the quantum and predictability of the remaining future cash flows from the Octane Additives segment, the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2013.

The table below presents the impact a change in the following significant assumptions would have had on our impairment charge recognized at December 31, 2011 (in respect of goodwill, other intangibles and property, plant and equipment) assuming all other assumptions and factors remained constant:

(in millions)		Approximate Increase/(Decrease) to Impairment Charge
	Change	Fuel Specialties	Active Chemicals	Octane Additives
Credit-adjusted risk-free rate	+10%	$0.0	$0.0	$0.5
Credit-adjusted risk-free rate	-10%	0.0	0.0	(0.5)
After-tax cash flows	+10%	0.0	0.0	(4.7)
After-tax cash flows	-10%	$0.0	$0.0	$4.7

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Note 9.    Intangible Assets

Intangible assets comprise the following:

(in millions)	2011	2010
Gross cost
– Ethyl	$22.1	$22.1
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9
– Internally developed software and other costs	3.1	0.0

	51.2	48.1

Accumulated amortization
– Ethyl	(15.0)	(13.1)
– Technology	(5.3)	(4.6)
– Customer relationships	(11.2)	(9.7)
– Patents	(2.0)	(1.7)
– Internally developed software and other costs	0.0	0.0

	(33.5)	(29.1)

	$17.7	$19.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. Effective October 1, 2011, the Company extended its estimate for the future life of the Octane Additives segment from December 31, 2012 to December 31, 2013 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives segment. An amortization expense of $1.9 million was recognized in 2011 (2010 – $2.1 million) in cost of goods sold.

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

Both of these assets have an expected life of 10 years and are being amortized on a straight-line basis over this period. No residual value is anticipated. An amortization expense of $0.7 million was recognized in 2011 (2010 – $0.7 million) in cost of goods sold.

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

An amortization expense of $1.5 million was recognized in 2011 (2010 – $1.6 million) in selling, general and administrative expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patents

Following the acquisition of Finetex, the Company recognized an intangible asset of $2.9 million in respect of patents and trademarks. These have an expected life of 10 years and are being amortized on a straight-line basis over that period. An amortization expense of $0.3 million was recognized in 2011 (2010 – $0.3 million) in cost of goods sold.

The aggregate intangible asset amortization expense was $4.4 million, $4.7 million and $4.7 million in 2011, 2010 and 2009, respectively, of which $2.9 million, $3.1 million and $3.1 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be $4.1 million per annum for 2012 and 2013, and $3.0 million per annum for 2014.

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. Internally developed software and other costs capitalized at December 31, 2011 were $3.1 million (2010 – $0.0 million). No amortization was recognized in 2011 (2010 – $0.0 million).

Note 10.    Deferred Finance Costs

On December 14, 2011, we entered into a new five-year revolving credit facility and $1.7 million of refinancing costs were capitalized. These are being amortized over the expected life of the revolving credit facility using the effective interest method. Deferred finance costs associated with the previous finance facility became fully amortized in the third quarter of 2011.

(in millions)	2011	2010
Gross cost	$1.7	$3.9
Accumulated amortization	0.0	(3.4)

	$1.7	$0.5

Amortization expense was $0.5 million, $1.4 million and $2.0 million in 2011, 2010 and 2009, respectively. The charge is included in interest expense (see Note 2).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2011	2010
Land	$7.1	$7.1
Buildings	5.1	4.7
Equipment	113.3	110.7
Work in progress	8.2	5.8

	133.7	128.3
Less accumulated depreciation	(87.8)	(79.6)

	$45.9	$48.7

Of the total net book value of equipment at December 31, 2011 and 2010 no amounts are in respect of assets held under capital leases.

Depreciation charges were $9.2 million, $9.3 million and $11.7 million in 2011, 2010 and 2009, respectively.

The estimated additional cost to complete work in progress is $0.9 million (2010 – $1.4 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Plant Closure Provisions

The principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port in the United Kingdom, which management believes is the last ongoing manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have been made in relation to Corporate personnel and personnel in each of the three reporting segments.

Movements in the provisions are summarized as follows:

(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1, 2009	$1.6	$0.2	$25.1	$26.9
Charge for the period	1.8	1.0	2.0	4.8
Expenditure	(2.1)	(0.2)	(1.5)	(3.8)
Exchange effect	0.0	0.0	0.5	0.5

Total at December 31, 2009	1.3	1.0	26.1	28.4
Due within one year	(0.2)	(1.0)	(2.7)	(3.9)

Balance at December 31, 2009	$1.1	$0.0	$23.4	$24.5

Total at January 1, 2010	$1.3	$1.0	$26.1	$28.4
Charge for the period	0.5	0.0	2.5	3.0
Expenditure	(0.4)	(0.8)	(2.7)	(3.9)
Exchange effect	0.1	(0.1)	0.0	0.0

Total at December 31, 2010	1.5	0.1	25.9	27.5
Due within one year	(0.5)	(0.1)	(3.3)	(3.9)

Balance at December 31, 2010	$1.0	$0.0	$22.6	$23.6

Total at January 1, 2011	$1.5	$0.1	$25.9	$27.5
Charge for the period	0.7	(0.1)	4.5	5.1
Expenditure	(0.7)	0.0	(3.1)	(3.8)
Exchange effect	0.0	0.0	(0.2)	(0.2)

Total at December 31, 2011	1.5	0.0	27.1	28.6
Due within one year	(0.5)	0.0	(3.6)	(4.1)

Balance at December 31, 2011	$1.0	$0.0	$23.5	$24.5

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance

A charge of $0.7 million was recognized in respect of a reduction in EMEA headcount.

Other restructuring

A residual accrual of $0.1 million, in respect of the relocation of a U.S. sales and administration facility, was released in 2011.

Remediation

The remediation provision represents the fair value of the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in 2011 was $2.4 million. The remediation charge also included a further $2.1 million primarily in respect of changes in the scope of future remediation activities.

We recognize, at fair value, environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and has to comply with environmental legislation in the relevant countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as a contingent liability because there is no present intention to exit the site. The Company has further determined that, due to the uncertain product life of TEL, particularly in the market for aviation gasoline, there exists such uncertainty as to the probability and timing of such cash flows that it is not possible to estimate them sufficiently reliably to recognize a provision.

Remediation expenditure against provisions was $3.1 million, $2.7 million and $1.5 million in 2011, 2010 and 2009, respectively.

Note 13.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2011	2010
Senior term loan	$0.0	$40.0
Revolving credit	20.0	7.0
Promissory note	15.0	0.0

	35.0	47.0
Less current portion	(5.0)	(15.0)

	$30.0	$32.0

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings by us of up to $100.0 million. The facility carries an interest rate based on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. LIBOR plus a margin of between 1.50% and 2.25% which is dependant on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the finance facility. The facility can be drawn down until it expires on December 14, 2016. We repaid the previous finance facility, which was due to expire on February 6, 2012, upon entering into the new facility.

The Company’s finance facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the finance facility and include a material adverse change to our assets, operations or financial condition. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the facility also contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with two financial covenant ratios measured on a quarterly basis. These requirements are (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2011 and expects to not breach these covenants for the next 12 months. The finance facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which is due on September 10, 2012.

The weighted average rate of interest on borrowings was 3.4% at December 31, 2011 and 4.1% at December 31, 2010. Payments of interest on long-term debt were $1.8 million, $2.0 million and $2.9 million in 2011, 2010 and 2009, respectively.

The net cash outflows in respect of refinancing costs were $1.7 million, $0.0 million and $3.7 million in 2011, 2010 and 2009, respectively.

Note 14.    Deferred Income

Deferred income consists of:

(in millions)	2011	2010
Deferred income	$2.3	$1.0
Less current portion	(1.4)	(0.1)

	$0.9	$0.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2011, the Company received a purchase order from the Iraqi Ministry of Oil (“MOO”) for 2,000 tonnes of tetra ethyl lead (“TEL”). Upon completion of the order, 160.5 tonnes of free issue TEL is to be supplied to the MOO in full and final settlement of any claims the Republic of Iraq may have against the Company concerning claims on certain payments totaling approximately €2.0 million that had been claimed by the MOO in connection with two contracts dating back to 2003. Signed acceptance of the terms was received from the MOO on June 13, 2011. The free issue TEL is contingent on delivery and payment for the full 2,000 tonnes. Income of $1.3 million, relating to an initial shipment of 1,000 tonnes, has been deferred until the MOO take delivery of the free product.

Deferred income of $1.0 million relates to post acquisition government grants received by Innospec Leuna GmbH.

Note 15.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2011	2010	2009	2011	2010	2009
At January 1	29,555	29,555	29,555	5,851	5,890	5,956
Exercise of options	0	0	0	(236)	(186)	(68)
Stock purchases	0	0	0	1,087	147	2
Settlement of NewMarket Corporation civil complaint	0	0	0	(195)	0	0

At December 31	29,555	29,555	29,555	6,507	5,851	5,890

At December 31, 2011, the Company had authorized common stock of 40,000,000 shares (2010 – 40,000,000). Issued shares at December 31, 2011, were 29,554,500 (2010 – 29,554,500) and treasury stock amounted to 6,507,081 shares (2010 – 5,851,298).

Note 16.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2011, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$76.2	$76.2	$107.1	$107.1
Short-term investments	4.8	4.8	4.2	4.2
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	2.6	2.6	4.6	4.6
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.2	0.2	1.7	1.7
Foreign currency forward exchange contracts	0.0	0.0	0.7	0.7

Liabilities
Non-derivatives:
Long-term debt (including current portion)	35.0	35.0	47.0	47.0
Non-financial liabilities (Level 3 measurement):
Plant closure provisions – remediation	27.1	27.1	25.9	25.9
Derivatives (Level 1 measurement):
Other non-current liabilities:
Interest rate swaps	0.1	0.1	0.5	0.5
Foreign currency forward exchange contracts	$0.5	$0.5	$0.0	$0.0

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: Long-term debt comprises the new revolving credit facility and the promissory note, which were entered into in December 2011 and September 2011, respectively. The carrying amount of long-term debt approximates fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plant closure provisions – remediation: The remediation provision represents the fair value of the Company’s liability for environmental liabilities and asset retirement obligations.

Derivatives: The fair value of derivatives relating to interest rate swaps, foreign currency forward exchange contracts and commodity swaps are derived from current settlement prices and comparable contracts using current assumptions.

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2011	2010
Balance at January 1	$1.2	$1.2
Change in fair value	(1.1)	0.0

Balance at December 31	$0.1	$1.2

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which amortize and mature between February 2010 and February 2012 in line with the long-term debt maturity profile of our previous finance facility. We repaid the previous finance facility upon entering into the new facility in December 2011, at which point the remaining interest rate swaps were rendered ineffective and the associated fair value recognized in earnings. The interest rate swaps qualified for hedge accounting until this point and throughout the year ended December 31, 2010.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They have been designated as cash flow hedges and all the commodity swaps qualify for hedge accounting throughout the years ended December 31, 2011 and 2010.

At December 31, 2011, the commodity hedges were determined to be effective and consequently an unrealized gain of $0.2 million was recorded in other comprehensive income. The interest rate swaps were ineffective because our previous finance facility, which carried the corresponding floating rate debt obligations, had been repaid, and accordingly a loss of $0.1 million has been recognized in earnings. At December 31, 2010, both interest rate and commodity hedges were determined to be effective and consequently a net unrealized gain of $1.2 million was recorded in other comprehensive income. Ineffectiveness was determined to be immaterial in 2010 and 2009 and accordingly no gain or loss was recognized in earnings in these periods. Based on the valuations as at December 31, 2011 the Company expects the unrealized gain of $0.2 million to be reclassified into earnings in the next 12 months.

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

As at December 31, 2011 the Company had no interest rate instruments designated as effective hedges. At December 31, 2010 the following were in effect:

(in millions)	Notional Amount	Strike Rate	Expiry date
Interest rate swap	$7.5	1.4435%	February 7, 2011
	$7.5	1.4500%	February 7, 2011
	$15.0	1.8250%	February 6, 2012
	$10.0	1.8700%	February 6, 2012

The interest rate swaps with expiry dates of February 6, 2012 were ineffective at December 31, 2011 because the Company’s previous finance facility, which carried the corresponding floating rate debt obligations, had been repaid. Accordingly, a loss of $0.1 million has been recognized in earnings in 2011.

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	December 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 2,950 tonnes			$1.7	$1.7
Notional quantity – 2,075 tonnes	$0.2	$0.2

The impact on the income statement for the last 12 months is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest rate contracts	$0.0	Interest income/(expense)	$(0.5)
Commodity contracts	(0.3)	Cost of goods sold	1.2

	(0.3)		0.7
Taxation	0.1	Income taxes	(0.2)

	$(0.2)		$0.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement in 2011, 2010 and 2009 is summarized below:

	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
(in millions)		2011	2010	2009
Foreign currency forward exchange contracts	Other income/(expense)	$1.3	$0.9	$12.0

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

Note 18.    Commitments and Contingencies

Operating Leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $2.6 million in 2011, $2.8 million in 2010 and $2.6 million in 2009. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2012	$1.3
2013	1.0
2014	0.7
2015	0.5
2016	0.4
Thereafter	1.0

$4.9

Commitments in respect of environmental remediation obligations are disclosed in Note 12.

Contingencies

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at December 31, 2011, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Probable future expenses	0.0	3.9	3.9
Less discounting to net present value	(0.4)	0.0	(0.4)

	39.8	3.9	43.7
Amounts paid:
– fixed	(23.2)	(1.1)	(24.3)
– contingent on future trading	(5.0)	0.0	(5.0)
Exchange effect	0.1	0.0	0.1

	11.7	2.8	14.5
Due within one year	(8.3)	(1.3)	(9.6)

	$3.4	$1.5	$4.9

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2011, such contingent liabilities amounted to $5.4 million.

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

Note 19.    Profit on Disposal, net

(in millions)	2011	2010	2009
Profit on disposal of surplus United Kingdom real estate	$0.0	$0.2	$0.0
Loss on disposal of surplus U.S. real estate	0.0	(0.1)	0.0

	$0.0	$0.1	$0.0

In April 2010, the Company recognized a $0.2 million profit following the disposal of surplus real estate. The loss on disposal of the surplus U.S. real estate relates to the sale of the Company’s former manufacturing site in Elmwood Park, New Jersey.

Note 20.    Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This was the FASB’s response to concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. The amendments to the update are effective at the same time as the amendments in Update 2011-05, that is for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance and it has not had a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to facilitate convergence of U.S. GAAP and International Financial Reporting Standards and improve the comparability of statements of financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The Company is currently evaluating the potential impact that the adoption of this statement will have on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company has adopted this guidance and it has not had a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. To achieve this, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Finally, current GAAP does not require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, which is required by the guidance in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is in compliance with the provisions of this update, with the exception of the reclassification adjustments as per the guidance in ASU 2011-12.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 results in common fair value measurement, as well as disclosure requirements, under U.S. GAAP and International Financial Reporting Standards. The amendments clarify guidance on measuring fair value but do not require any additional fair value measurements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company has adopted this guidance and it has not had a material effect on its consolidated financial statements.

Note 21.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2011, 2010 and 2009 the Company incurred fees payable to SGR of $6.5 million, $1.1 million and $0.1 million, respectively. As at December 31, 2011, the amount due to SGR from the Company was $0.1 million.

Note 22.    Subsequent Events

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued, and has concluded that no additional disclosures are required in relation to events subsequent to the balance sheet date.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in the Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG Audit Plc, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

Information under the headings “Election of a Director”, “Re-Election of Two Directors”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” set out in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2012 (“the Proxy Statement”) is incorporated herein by reference.

The Board of Directors has formally adopted a Code of Ethics. Any stockholder who requires a copy of the Code of Ethics, Corporate Governance Guidelines or any of the Board Committee Charters may obtain one by writing to the General Counsel and Chief Compliance Officer, Innospec Inc., 8375 South Willow Street, Littleton, Colorado, 80124, e-mail investor@innospecinc.com. These documents can also be accessed via the Company’s web site, www.innospecinc.com.

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

The information under the headings “Executive Compensation,” “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

Information with respect to fees and services related to the Company’s independent registered public accounting firm, KPMG Audit Plc, is contained under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information with respect to the Audit Committee’s pre-approval policies and procedures is contained under the heading “Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

The Consolidated Financial Statements of Innospec Inc. and its subsidiaries and related notes thereto, together with the report thereon of KPMG Audit Plc dated
February 17, 2012, appear on pages 47 through 93 of the 2011 Form 10-K to stockholders, are incorporated in Item 8.

	(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the information required to be submitted has been included in the financial statements or because they are either not applicable or not required under the Rules of
Regulations S-X.

	(3)	Exhibits

		3.1	Amended and Restated By-laws of the Registrant. (1)

		4	Rights Agreement dated June 12, 2009. (12)

		10.1	Employment offer letter from The Associated Octel Company Limited to Philip J Boon, (2) and Executive Service Agreement dated June 1, 2009. (11) *

		10.2	Contract of Employment, Ian McRobbie. (3) *

		10.3	Contract of Employment, Dr. Catherine Hessner. (5) *

		10.4	Contract of Employment, Patrick Williams, dated October 11, 2005, (6) and Executive Service Agreement dated April 2, 2009. (10) *

		10.5	Contract of Employment, Ian Cleminson, dated June 30, 2006. (7) *

		10.6	Innospec Inc. Performance Related Stock Option Plan 2008. (8) *

		10.7	Innospec Inc. Company Share Option Plan 2008. (8) *

		10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008. (8) *

		10.9	Innospec Inc. Sharesave Plan 2008. (8) *

		10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment (filed herewith).

		10.11	Multicurrency Revolving Facility Agreement dated December 14, 2011 with Lloyds TSB Bank plc as agent and security agent which provides for a five year, $100,000,000, revolving loan. (9)

10.12	Contract of Employment, David E. Williams, dated September 17, 2009. (13) *

10.13	Letter dated December 1, 2010 from the Board of Directors to Patrick S. Williams regarding a one off bonus payment. (14) *

10.14	Letter dated December 1, 2010 from the Board of Directors to Ian P. Cleminson regarding a one off bonus payment. (14) *

10.15	Letter dated December 1, 2010 from the Board of Directors to Philip J. Boon regarding a one off bonus payment. (14) *

10.16	Letter dated December 1, 2010 from the Board of Directors to Ian McRobbie regarding a one off bonus payment. (14) *

10.17	Letter dated December 1, 2010 from the Board of Directors to Brian Watt regarding a one off bonus payment. (14) *

10.18	Contract of Employment, Andrew Hartley dated July 23, 2004. (15) *

10.19	Compromise Agreement, Andrew Hartley dated December 21, 2011 (filed herewith). *

12.1	Statement Regarding Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated) (filed herewith).

16	Letter regarding change in certifying accountant dated June 17, 2011. (16)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

Notes

(1)	Incorporated by reference to the Company’s amendment dated April 21, 1998, to a previously filed Form 10-12B/A.

(2)	Filed with the Company’s Form 10-K on March 26, 2001.

(3)	Filed with the Company’s Form 10-K on March 28, 2003.

(4)	Filed with the Company’s Proxy Statement on March 15, 2004.

(5)	Filed with the Company’s Form 10-K on March 31, 2005.

(6)	Filed with the Company’s Form 8-K on October 12, 2005.

(7)	Filed with the Company’s Form 8-K on June 30, 2006.

(8)	Filed with the Company’s Proxy Statement on March 31, 2008.

(9)	Filed with the Company’s 8-K on December 19, 2011.

(10)	Filed with the Company’s 8-K on April 3, 2009.

(11)	Filed with the Company’s 8-K on May 27, 2009.

(12)	Filed with the Company’s 8-K on June 12, 2009.

(13)	Filed with the Company’s 8-K on September 14, 2009.

(14)	Filed with the Company’s 10-K on February 18, 2011.

(15)	Filed with the Company’s 10-K on March 31, 2005.

(16)	Filed with the Company’s 8-K on June 17, 2011.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2012:

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