Form 10-Q
period 2012-03-31
INNOSPEC INC.
filed 2012-05-08
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2012
Common Stock, par value $0.01	23,070,124

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to carefully review and consider the cautionary statements and other disclosures made in those filings, including specifically those under the heading “Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I     FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2012	2011
Net sales	$200.8	$185.3
Cost of goods sold	(136.8)	(132.5)

Gross profit	64.0	52.8
Operating expenses:
Selling, general and administrative	(27.8)	(24.0)
Research and development	(4.6)	(4.3)
Restructuring charge	(0.1)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)

Total operating expenses	(32.8)	(28.9)

Operating income	31.2	23.9
Other net income	1.1	5.3
Interest expense	(0.4)	(1.0)
Interest income	0.1	0.1

Income before income taxes	32.0	28.3
Income taxes	(7.4)	(6.8)

Net income	$24.6	$21.5

Earnings per share:
Basic	$1.07	$0.91

Diluted	$1.03	$0.88

Weighted average shares outstanding (in thousands):
Basic	23,055	23,655

Diluted	23,823	24,461

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2012	2011
Net income	$24.6	$21.5

Other comprehensive income:
Changes in cumulative translation adjustment	0.2	0.5
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.1 and $0.0, respectively	(0.1)	0.2
Amortization of actuarial net losses, net of tax of $(0.1) and $0.0, respectively	0.2	0.1
Amortization of prior service credit, net of tax of $0.1 and $0.1, respectively	(0.2)	(0.2)

Total other comprehensive income	0.1	0.6

Total comprehensive income	$24.7	$22.1

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$91.2	$76.2
Short-term investments	4.8	4.8
Trade and other accounts receivable (less allowances of $2.0 and $2.0, respectively)	100.0	99.4
Inventories (less allowances of $7.6 and $6.6, respectively):
Finished goods	79.7	81.3
Work in progress	2.0	1.4
Raw materials	57.4	53.2

Total inventories	139.1	135.9
Prepaid expenses	4.4	4.0

Total current assets	339.5	320.3
Property, plant and equipment:
Gross cost	137.0	133.7
Less accumulated depreciation	(90.5)	(87.8)

Net property, plant and equipment	46.5	45.9
Goodwill	141.2	141.5
Intangible assets	19.2	17.7
Deferred finance costs	1.6	1.7
Deferred tax assets	20.0	19.7
Pension asset	23.8	21.4
Other non-current assets	0.2	0.6

Total assets	$592.0	$568.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.1	$53.3
Current portion of accrued liabilities	68.7	77.0
Accrued income taxes	2.9	2.0
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	3.3	4.1
Current portion of unrecognized tax benefits	3.2	3.2
Current portion of deferred income	2.2	1.4

Total current liabilities	142.4	146.0
Accrued liabilities, net of current portion	4.6	4.9
Long-term debt, net of current portion	31.0	30.0
Plant closure provisions, net of current portion	24.9	24.5
Unrecognized tax benefits, net of current portion	9.5	9.4
Deferred tax liabilities	3.4	2.9
Pension liability	6.6	6.3
Other non-current liabilities	0.1	0.8
Deferred income, net of current portion	0.9	0.9
Commitments and contingencies	0.0	0.0
Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	292.2	291.5
Treasury stock (6,485,594 and 6,507,081 shares at cost, respectively)	(88.0)	(88.1)
Retained earnings	284.0	259.4
Accumulated other comprehensive loss	(119.9)	(120.0)

Total stockholders’ equity	368.6	343.1

Total liabilities and stockholders’ equity	$592.0	$568.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2012	2011
Cash Flows from Operating Activities
Net income	$24.6	$21.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2.7	3.9
Impairment of Octane Additives segment goodwill	0.3	0.6
Deferred taxes	0.2	0.2
Changes in working capital:
Trade and other accounts receivable	(0.1)	(4.3)
Inventories	(2.6)	(4.2)
Prepaid expenses	(0.3)	0.7
Accounts payable and accrued liabilities	(6.1)	(8.5)
Excess tax benefit from stock based payment arrangements	(0.2)	(0.6)
Accrued income taxes	0.8	(0.8)
Movement on plant closure provisions	(0.4)	0.1
Cash contributions to defined benefit pension plans	(2.3)	(2.3)
Non-cash expense of defined benefit pension plans	0.0	0.1
Stock option compensation	0.8	0.9
Movements on other non-current assets and liabilities	0.6	(1.6)

Net cash provided by operating activities	18.0	5.7
Cash Flows from Investing Activities
Capital expenditures	(1.8)	(1.5)
Capitalization of internally developed software and other costs	(2.5)	0.0
Sale of short-term investments	0.1	0.0

Net cash (used in) investing activities	(4.2)	(1.5)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	1.0	(5.0)
Repayment of term loan	0.0	(15.0)
Excess tax benefit from stock based payment arrangements	0.2	0.6
Issue of treasury stock	0.2	0.5
Repurchase of common stock	(0.4)	(3.4)

Net cash provided by/(used in) financing activities	1.0	(22.3)
Effect of foreign currency exchange rate changes on cash	0.2	0.9

Net change in cash and cash equivalents	15.0	(17.2)
Cash and cash equivalents at beginning of period	76.2	107.1

Cash and cash equivalents at end of period	$91.2	$89.9

Amortization of deferred finance costs of $0.1 million (2011—$0.2 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2011	$0.3	$291.5	$(88.1)	$259.4	$(120.0)	$343.1
Net income				24.6		24.6
Changes in cumulative translation adjustment					0.2	0.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(0.1)	0.5			0.4
Treasury stock repurchased			(0.4)			(0.4)
Stock option compensation		0.8				0.8
Amortization of actuarial net losses, net of tax					0.2	0.2
Amortization of prior service credit, net of tax					(0.2)	(0.2)

Balance at March 31, 2012	$0.3	$292.2	$(88.0)	$284.0	$(119.9)	$368.6

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 17, 2012.

The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

In April 2011, the Company received a purchase order from the Iraqi Ministry of Oil (“MOO”) for 2,000 tonnes of tetra ethyl lead (“TEL”). Upon completion of the order, 160.5 tonnes of free issue TEL is to be supplied to the MOO in full and final settlement of any claims the Republic of Iraq may have against the Company concerning claims on certain payments totaling approximately €2.0 million that had been claimed by the MOO in connection with two contracts dating back to 2003. Signed acceptance of the terms was received from the MOO on June 13, 2011. The free issue TEL is contingent on delivery and payment for the full 2,000 tonnes. Income of $1.9 million, relating to initial shipments of 1,500 tonnes, has been deferred until the MOO take delivery of the free product.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2012	2011
Net sales:
Fuel Specialties	$130.7	$127.1
Active Chemicals	46.5	46.5
Octane Additives	23.6	11.7

	$200.8	$185.3

Gross profit:
Fuel Specialties	$38.7	$36.4
Active Chemicals	11.1	11.7
Octane Additives	14.2	4.7

	$64.0	$52.8

Operating income:
Fuel Specialties	$21.7	$22.3
Active Chemicals	6.0	7.6
Octane Additives	12.4	2.2
Pension credit/(charge)	0.1	(0.1)
Corporate costs	(8.6)	(7.5)
Restructuring charge	(0.1)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)

Total operating income	$31.2	$23.9

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2012	2011
Depreciation:
Fuel Specialties	$0.5	$0.6
Active Chemicals	0.6	1.2
Octane Additives	0.1	0.2
Corporate	0.4	0.5

	$1.6	$2.5

Amortization:
Fuel Specialties	$0.5	$0.6
Active Chemicals	0.3	0.3
Octane Additives	0.2	0.3

	$1.0	$1.2

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2012	2011
Numerator (in millions):
Net income available to common stockholders	$24.6	$21.5

Denominator (in thousands):
Weighted average common shares outstanding	23,055	23,655
Dilutive effect of stock options and awards	768	806

Denominator for diluted earnings per share	23,823	24,461

Net income per share, basic	$1.07	$0.91

Net income per share, diluted	$1.03	$0.88

In the three months ended March 31, 2012 and 2011, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 1,380 and 21,624, respectively.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL

	Three Months Ended March 31
(in millions)	2012	2011
At January 1
Gross cost	$674.0	$674.1
Accumulated Octane Additives segment goodwill impairment losses	(234.0)	(232.0)

	440.0	442.1
Exchange effect	0.2	0.1
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)

At March 31	439.9	441.6

Gross cost	674.2	674.2
Accumulated Octane Additives segment goodwill impairment losses	(234.3)	(232.6)

	439.9	441.6

Accumulated amortization at January 1	(298.5)	(298.5)
Exchange effect	(0.2)	0.0

Accumulated amortization at March 31	(298.7)	(298.5)

Net book amount at March 31	$141.2	$143.1

Fuel Specialties and Active Chemicals segments goodwill	$139.1	$139.1
Octane Additives segment goodwill	2.1	4.0

	$141.2	$143.1

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INTANGIBLE ASSETS

	Three Months Ended March 31
(in millions)	2012	2011
Gross cost at January 1	$51.2	$48.1
Capitalization of internally developed software and other costs	2.5	0.0

Gross cost at March 31	53.7	48.1

Accumulated amortization at January 1	(33.5)	(29.1)
Amortization expense	(1.0)	(1.2)

Accumulated amortization at March 31	(34.5)	(30.3)

Net book amount at March 31	$19.2	$17.8

Ethyl

An intangible asset of $22.1 million was previously recognized in respect of Ethyl foregoing their entitlement to a share of the future income stream under the sales and marketing agreements to market and sell TEL. The amount attributed to the Octane Additives reporting segment is being amortized straight-line to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $0.4 million was recognized in the first three months of 2012 (2011—$0.5 million) in cost of goods sold.

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. Internally developed software and other costs capitalized at March 31, 2012 were $5.6 million (2011—$0.0 million). No amortization expense was recognized in the first three months of 2012 (2011—$0.0 million).

Others

The remaining intangible assets of $26.0 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents. These assets are being amortized straight-line over periods of up to 13 years. In the first three months of 2012 amortization expenses of $0.2 million and $0.4 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2011—$0.3 million and $0.4 million, respectively).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas.

	Three Months Ended March 31
(in millions)	2012	2011
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)
Interest cost on projected benefit obligation	(8.0)	(9.0)
Expected return on plan assets	8.5	9.1
Amortization of prior service credit	0.3	0.3
Amortization of actuarial net losses	(0.3)	(0.1)

	$0.1	$(0.1)

The Plan is closed to future service accrual but has a large number of deferred and current pensioners. A full triennial actuarial valuation of the Plan was performed as at December 31, 2008 and an update performed as at December 31, 2011. Since April 2010 the Company has been contributing £5.8 million (approximately $9 million) per calendar year to the Plan in accordance with a 10-year actuarial deficit recovery plan agreed with the trustees. Accordingly, the Company expects its annual cash contribution for 2012 to be approximately $9 million.

NOTE 7—INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2012	$0.4	$12.2	$12.6
Additions for tax positions of prior periods	0.1	0.0	0.1

Closing balance at March 31, 2012	0.5	12.2	12.7
Current	(0.3)	(2.9)	(3.2)

Non-current	$0.2	$9.3	$9.5

All of the $12.7 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at March 31, 2012, the Company’s subsidiaries in the U.S. were subject to state tax audits in various states and the Company’s German subsidiaries were subject to tax audits in Germany. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at March 31, 2012.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its U.S. subsidiaries remain open to federal income tax examination by the IRS for years 1998 to 2004 and 2007 onwards due to the net operating losses in the period 1998 to 2002, although no examination is currently underway. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2009 onwards), Germany (2006 onwards), Switzerland (2010 onwards) and the United Kingdom (2010 onwards).

The Company is in a position to control whether or not to repatriate foreign earnings. No taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration.

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2012	December 31, 2011
Revolving credit	$21.0	$20.0
Promissory note	15.0	15.0

	36.0	35.0
Less current portion	(5.0)	(5.0)

	$31.0	$30.0

NOTE 9—PLANT CLOSURE PROVISIONS

The principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port in the United Kingdom, which we believe is the world’s only producer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for decontamination and environmental remediation activities (remediation) when demand for TEL diminishes.

Movements in the provisions are summarized as follows:

	2012			2011
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.5	$27.1	$28.6	$27.5
Charge	0.1	0.6	0.7	0.6
Expenditure	(0.6)	(0.6)	(1.2)	(0.5)
Exchange effect	0.0	0.1	0.1	0.1

Total at March 31	1.0	27.2	28.2	27.7
Due within one year	0.0	(3.3)	(3.3)	(4.2)

Balance at March 31	$1.0	$23.9	$24.9	$23.5

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation provision represents the fair value of the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in the first three months of 2012 was $0.6 million.

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

NOTE 10—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the three months ended March 31, 2012, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$91.2	$91.2	$76.2	$76.2
Short-term investments	4.8	4.8	4.8	4.8
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	2.1	2.1	2.6	2.6
Derivatives (Level 1 measurement):
Other non-current assets—commodity swaps	0.1	0.1	0.2	0.2

Liabilities
Non-derivatives:
Long-term debt (including current portion)	36.0	36.0	35.0	35.0
Non-financial liabilities (Level 3 measurement):
Plant closure provisions—remediation	27.2	27.2	27.1	27.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Interest rate swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	$0.0	$0.0	$0.5	$0.5

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2012	2011
Balance at January 1	$0.1	$1.2
Change in fair value	0.0	0.2

Balance at March 31	$0.1	$1.4

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They were designated as cash flow hedges and qualified for hedge accounting as at December 31, 2011. At March 31, 2012, the commodity hedges were determined to be ineffective and consequently a gain of $0.1 million has been recognized in earnings.

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain foreign currency exchange rate and raw material cost exposures.

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	March 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—2,075 tonnes			$0.2	$0.2
Notional quantity—700 tonnes	$0.1	$0.1

The impact on the income statement for the first three months of 2012 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Commodity contracts	$0.1	Cost of goods sold	$0.3
Taxation	0.0	Income taxes	(0.1)

	$0.1		$0.2

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the three months ended March 31, 2012 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$(0.1)

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at March 31, 2012, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to net present value	(0.3)	0.0	(0.3)

	39.9	3.9	43.8
Amounts paid	(28.2)	(1.5)	(29.7)
Exchange effect	0.2	0.0	0.2

	11.9	2.4	14.3
Due within one year	(8.4)	(1.3)	(9.7)

	$3.5	$1.1	$4.6

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2012, such contingent liabilities amounted to $5.2 million.

Under the terms of the guarantee arrangements, generally the Company would be required to perform (or be liable for non-performance) should the affiliated company fail to satisfy its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the Company to recover any payments made under the terms of the guarantees from security interests over the guaranteed parties’ assets.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be satisfied with no adverse consequences material to the Company.

NOTE 13—STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At March 31, 2012, the Company had authorized common stock of 40,000,000 shares (December 31, 2011—40,000,000). Issued shares at March 31, 2012, were 29,554,500 (December 31, 2011—29,554,500) and treasury stock amounted to 6,485,594 shares (December 31, 2011—6,507,081).

On March 1, 2012 the Board of Directors terminated the Company’s stockholder rights plan (the “Rights Plan”) by approving an amendment to the Rights Plan’s rights agreement dated June 12, 2009. The amendment accelerated the expiration date of the rights under the Rights Plan from June 26, 2014 to March 1, 2012.

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

The fair value of the options above is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s stock price. The fair value of these options is calculated using a Monte Carlo model. The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2012	2011
Dividend yield	0.0%	0.2%
Expected life	5 years	5 years
Volatility	60.1%	78.3%
Risk free interest rate	0.43%	1.22%

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2011	1,229,220	$5.44
Granted:
At discount	71,132	$0.00	$21.39
At market value	31,012	$29.56	$16.70
Exercised	(32,348)	$6.84
Forfeited	(1,578)	$10.98

Outstanding at March 31, 2012	1,297,438	$5.68

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at March 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$ 0 - $ 5	803,179	7.54	$0.75	206,385	6.72	$1.16
$ 5 - $10	22,654	3.25	$9.66	22,654	3.25	$9.66
$10 - $15	395,547	2.80	$11.47	0	0.00	$0.00
$20 - $25	21,732	5.91	$20.40	21,732	5.91	$20.40
$25 - $30	52,946	8.46	$28.54	13,634	4.90	$27.09
$30 - $35	1,380	9.12	$32.60	0	0.00	$0.00

	1,297,438			264,405

The aggregate intrinsic value of fully vested stock options was $1.0 million. Of the 264,405 stock options that were exercisable, 140,021 had performance conditions attached. The total compensation cost for the first three months of 2012 was $0.8 million (2011—$0.9 million). The total compensation cost related to non-vested stock options not yet recognized at March 31, 2012 was $4.6 million and this cost is expected to be recognized over the weighted-average period of 1.81 years.

The total intrinsic value of options exercised in the first three months of 2012 was $0.1 million (2011—$1.8 million). The amount of cash received from the exercise of stock option awards in the first three months of 2012 was $0.2 million (2011—$0.5 million). The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During the first three months of 2012 the new total fair value of shares vested was $0.4 million (2011—$2.7 million).

The total options vested in the first three months of 2012 were 185,080 (2011—241,425).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2011—$8 million). No bonus is payable under this plan if the Innospec stock price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2012	2011
Balance at January 1	$2.2	$0.8
Compensation charge	1.3	1.1

Balance at March 31	$3.5	$1.9

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used in the Monte Carlo model:

	2012	2011
Dividend yield	0.0%	0.2%
Volatility	51.4%	50.9%
Risk free interest rate	0.51%	1.29%

NOTE 14—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 15—RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2012 the Company incurred fees payable to SGR of $0.2 million (2011 full year—$6.5 million). As at March 31, 2012, the amount due to SGR from the Company was $0.1 million.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2012

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, pensions, deferred tax and uncertain income tax positions, goodwill, and intangible assets (net of amortization). These policies have been discussed in the Company’s 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

	Three Months Ended March 31
(in millions)	2012	2011
Net sales:
Fuel Specialties	$130.7	$127.1
Active Chemicals	46.5	46.5
Octane Additives	23.6	11.7

	$200.8	$185.3

Gross profit:
Fuel Specialties	$38.7	$36.4
Active Chemicals	11.1	11.7
Octane Additives	14.2	4.7

	$64.0	$52.8

Operating income:
Fuel Specialties	$21.7	$22.3
Active Chemicals	6.0	7.6
Octane Additives	12.4	2.2
Pension credit/(charge)	0.1	(0.1)
Corporate costs	(8.6)	(7.5)
Restructuring charge	(0.1)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)

Total operating income	$31.2	$23.9

Three Months Ended March 31, 2012:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$130.7	$127.1	$3.6	+3%
Active Chemicals	46.5	46.5	0.0	0%
Octane Additives	23.6	11.7	11.9	+102%

	$200.8	$185.3	$15.5	+8%

Gross profit:
Fuel Specialties	$38.7	$36.4	$2.3	+6%
Active Chemicals	11.1	11.7	(0.6)	-5%
Octane Additives	14.2	4.7	9.5	+202%

	$64.0	$52.8	$11.2	+21%

Gross margin (%):
Fuel Specialties	29.6	28.6	+1.0
Active Chemicals	23.9	25.2	-1.3
Octane Additives	60.2	40.2	+20.0
Aggregate	31.9	28.5	+3.4

Operating expenses:
Fuel Specialties	$(17.0)	$(14.1)	$(2.9)	+21%
Active Chemicals	(5.1)	(4.1)	(1.0)	+24%
Octane Additives	(1.8)	(2.5)	0.7	-28%
Pension credit/(charge)	0.1	(0.1)	0.2	-200%
Corporate costs	(8.6)	(7.5)	(1.1)	+15%

	$(32.4)	$(28.3)	$(4.1)	+14%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-7	+10	+4	-53	-3
Price and product mix	+11	+1	+16	+1	+7
Exchange rates	0	-4	0	0	-1

	+4	+7	+20	-52	+3

Gross margin: the year on year increase of 1.0 percentage point primarily reflected the impact of improved pricing and an improved sales mix, despite competitive pressure on margins and volatile raw materials costs.

Operating expenses: the year on year increase of 21%, or $2.9 million, was primarily due to the release in 2011 of an accrual in respect of an old customer claim.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+10	-19	+15	-4
Price and product mix	+6	+6	+3	+6
Exchange rates	0	-3	-1	-2

	+16	-16	+17	0

Gross margin: the year on year decrease of 1.3 percentage points primarily reflected increased competitive pressures in the Polymers market.

Operating expenses: the year on year increase of 24%, or $1.0 million, was primarily due to higher personnel-related compensation and patent costs.

Octane Additives

Net sales: increased by 102% with increased volumes (up 105 percentage points) and increased revenue from our environmental remediation business (up 2 percentage points) offset by a weaker sales mix (down 5 percentage points). In both 2012 and 2011, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 20.0 percentage points primarily reflected the lower unit cost of inventories sold in 2012 following the increase in TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: the year on year decrease of 28%, or $0.7 million, was primarily in respect of a reduction in legal and other professional expenses.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.1 million credit and a $0.1 million charge in 2012 and 2011, respectively.

Corporate costs: were $8.6 million, compared with $7.5 million a year ago. The increase primarily reflected higher accruals for performance related and share based compensation expense.

Restructuring charge: was $0.1 million in 2012 which related to a reduction in EMEA headcount.

Impairment of Octane Additives segment goodwill: was $0.3 million and $0.6 million in 2012 and 2011, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge.

Other net income: of $1.1 million related to gains on translation of net assets denominated in non-functional currencies in our European businesses and net foreign exchange gains on foreign currency forward exchange contracts. In 2011, other net income of $5.3 million was comprised of $5.5 million of gains on translation of net assets denominated in non-functional currencies in our European businesses and net foreign exchange gains on foreign currency forward exchange contracts, and $0.2 million sundry other expenses.

Interest expense, net: decreased from $0.9 million to $0.3 million due to the lower level of debt in 2012 and losses on interest rate swaps in 2011.

Income taxes: the effective tax rate was 23.1% and 24.0%, in 2012 and 2011, respectively. The reduction in the effective tax rate of 0.9 percentage points was primarily due to the positive impact of taxable profits in different geographical locations.

(in millions)	2012	2011
Income before income taxes	$32.0	$28.3

Income taxes	$7.4	$6.8

Effective tax rate	23.1%	24.0%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

The Company believes that adjusted working capital, a non-GAAP financial measure as calculated below, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations.

(in millions)	March 31, 2012	December 31, 2011
Total current assets	$339.5	$320.3
Total current liabilities	(142.4)	(146.0)

Working capital	197.1	174.3
Less cash and cash equivalents	(91.2)	(76.2)
Less short-term investments	(4.8)	(4.8)
Add back accrued income taxes	2.9	2.0
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	3.3	4.1
Add back current portion of unrecognized tax benefits	3.2	3.2
Add back current portion of deferred income	2.2	1.4

Adjusted working capital	$117.7	$109.0

In the first three months of 2012 adjusted working capital increased by $8.7 million (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities). The $3.2 million increase in inventories was primarily focused in our Fuel Specialties segment following the decision to build certain inventories of strategic importance. The $4.5 million decrease in accounts payable and the current portion of accrued liabilities primarily reflects payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation.

Cash

At March 31, 2012 and December 31, 2011 we had cash and cash equivalents of $91.2 million and $76.2 million, respectively, of which $89.6 million and $74.1 million, respectively, was held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings but does not need to and does not expect to do so in the foreseeable future, and hence has not provided for future income taxes on the cash held by foreign subsidiaries although we will continue to monitor this position.

Short-term investments

At both March 31, 2012 and December 31, 2011 we had short-term investments of $4.8 million.

Debt

As at March 31, 2012, the Company had debt outstanding of $21.0 million under its finance facility and a $15.0 million promissory note. The finance facility provides for borrowings by us of up to $100.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s exposure to market risk has been discussed in the Company’s 2011 Annual Report on Form 10-K and there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

Information regarding risk factors appears in Item 1A of the Company’s 2011 Annual Report on Form 10-K and, in management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

4.1	Amendment to Rights Agreement dated February 29, 2012 between Innosopec Inc. and Computershare Trust Company, N.A.. (1)

10.1	Changes to Director Compensation (filed herewith). *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

Notes

(1)	Incorporated by reference to the Company’s Form 8-K previously filed on March 1, 2012.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2012	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 8, 2012	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer