Form 10-Q
period 2012-06-30
INNOSPEC INC.
filed 2012-08-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2012
Common Stock, par value $0.01	23,219,114

SIGNATURES	33
Exhibit 10.1	34
Exhibit 31.1	35
Exhibit 31.2	36
Exhibit 32.1	37
Exhibit 32.2	38

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading "Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2012	2011	2012	2011
Net sales	$178.5	$186.5	$379.3	$371.8
Cost of goods sold	(121.8)	(128.4)	(258.6)	(260.9)

Gross profit	56.7	58.1	120.7	110.9
Operating expenses:
Selling, general and administrative	(27.3)	(30.5)	(55.1)	(54.5)
Research and development	(5.0)	(4.7)	(9.6)	(9.0)
Restructuring charge	0.0	0.0	(0.1)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.5)	(0.6)	(1.1)

Total operating expenses	(32.6)	(35.7)	(65.4)	(64.6)

Operating income	24.1	22.4	55.3	46.3
Other net (expense)/income	(4.3)	7.9	(3.2)	13.2
Interest expense	(0.5)	(1.0)	(0.9)	(2.0)
Interest income	0.2	0.2	0.3	0.3

Income before income taxes	19.5	29.5	51.5	57.8
Income taxes	(4.0)	(4.9)	(11.4)	(11.7)

Net income	$15.5	$24.6	$40.1	$46.1

Earnings per share:
Basic	$0.67	$1.04	$1.74	$1.95

Diluted	$0.65	$1.00	$1.68	$1.88

Weighted average shares outstanding (in thousands):
Basic	23,147	23,726	23,101	23,691

Diluted	23,894	24,519	23,820	24,523

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Net income	$15.5	$24.6	$40.1	$46.1

Other comprehensive income:
Changes in cumulative translation adjustment	1.0	(4.0)	1.2	(3.5)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0, $0.0, $0.1 and $0.0, respectively	0.0	(0.2)	(0.1)	0.0
Amortization of prior service credit, net of tax of $0.1, $0.1, $0.2 and $0.2, respectively	(0.2)	(0.3)	(0.4)	(0.5)
Amortization of actuarial net losses, net of tax of $(0.1), $0.0, $(0.2) and $0.0, respectively	0.2	0.0	0.4	0.1

Total other comprehensive income	1.0	(4.5)	1.1	(3.9)

Total comprehensive income	$16.5	$20.1	$41.2	$42.2

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$105.8	$76.2
Short-term investments	4.7	4.8
Trade and other accounts receivable (less allowances of $1.9 and $2.0, respectively)	95.5	99.4
Inventories (less allowances of $7.7 and $6.6, respectively):
Finished goods	80.6	81.3
Work in progress	1.6	1.4
Raw materials	57.6	53.2

Total inventories	139.8	135.9
Prepaid expenses	3.6	4.0

Total current assets	349.4	320.3
Property, plant and equipment:
Gross cost	136.5	133.7
Less accumulated depreciation	(90.8)	(87.8)

Net property, plant and equipment	45.7	45.9
Goodwill	140.8	141.5
Intangible assets	19.1	17.7
Deferred finance costs	1.5	1.7
Deferred tax assets	20.2	19.7
Pension asset	26.2	21.4
Other non-current assets	0.1	0.6

Total assets	$603.0	$568.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in millions, except share and per share data)	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$43.1	$53.3
Current portion of accrued liabilities	72.8	77.0
Accrued income taxes	4.0	2.0
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	3.3	4.1
Current portion of unrecognized tax benefits	3.2	3.2
Current portion of deferred income	0.3	1.4

Total current liabilities	131.7	146.0
Accrued liabilities, net of current portion	4.4	4.9
Long-term debt, net of current portion	35.0	30.0
Plant closure provisions, net of current portion	25.0	24.5
Unrecognized tax benefits, net of current portion	9.5	9.4
Deferred tax liabilities	4.2	2.9
Pension liability	6.3	6.3
Other non-current liabilities	0.3	0.8
Deferred income, net of current portion	0.9	0.9
Commitments and contingencies	0.0	0.0

Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	291.3	291.5
Treasury stock (6,339,772 and 6,507,081 shares at cost, respectively)	(86.5)	(88.1)
Retained earnings	299.5	259.4
Accumulated other comprehensive loss	(118.9)	(120.0)

Total stockholders’ equity	385.7	343.1

Total liabilities and stockholders’ equity	$603.0	$568.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2012	2011
Cash Flows from Operating Activities
Net income	$40.1	$46.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.5	7.5
Impairment of Octane Additives segment goodwill	0.6	1.1
Deferred taxes	0.8	0.6
Changes in working capital:
Trade and other accounts receivable	3.8	(11.6)
Inventories	(4.2)	(19.2)
Prepaid expenses	0.5	(2.4)
Accounts payable and accrued liabilities	(13.0)	(0.7)
Excess tax benefit from stock based payment arrangements	(1.7)	(1.2)
Accrued income taxes	2.0	(3.6)
Movement on plant closure provisions	(0.2)	(0.2)
Cash contributions to defined benefit pension plans	(4.7)	(4.6)
Non-cash expense of defined benefit pension plans	0.1	0.2
Stock option compensation	1.6	1.6
Movements on other non-current assets and liabilities	(0.9)	(2.1)

Net cash provided by operating activities	30.3	11.5
Cash Flows from Investing Activities
Capital expenditures	(3.4)	(4.0)
Capitalization of internally developed software and other costs	(3.5)	0.0
Purchase of short-term investments	(1.8)	(1.9)
Sale of short-term investments	1.9	1.8

Net cash (used in) investing activities	(6.8)	(4.1)
Cash Flows from Financing Activities
Net receipt of revolving credit facility	5.0	1.0
Repayment of term loan	0.0	(15.0)
Excess tax benefit from stock based payment arrangements	1.7	1.2
Issue of treasury stock	0.7	0.7
Repurchase of common stock	(1.3)	(4.1)

Net cash provided by/(used in) financing activities	6.1	(16.2)
Effect of foreign currency exchange rate changes on cash	0.0	0.7

Net change in cash and cash equivalents	29.6	(8.1)
Cash and cash equivalents at beginning of period	76.2	107.1

Cash and cash equivalents at end of period	$105.8	$99.0

Amortization of deferred finance costs of $0.2 million (2011 – $0.4 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at
December 31, 2011	$0.3	$291.5	$(88.1)	$259.4	$(120.0)	$343.1
Net income				40.1		40.1
Changes in cumulative translation adjustment					1.2	1.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(1.8)	2.9			1.1
Treasury stock repurchased			(1.3)			(1.3)
Stock option compensation		1.6				1.6
Amortization of prior service credit, net of tax					(0.4)	(0.4)
Amortization of actuarial net losses, net of tax					0.4	0.4

Balance at June 30, 2012	$0.3	$291.3	$(86.5)	$299.5	$(118.9)	$385.7

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

In April 2011, the Company received a purchase order from the Iraqi Ministry of Oil (“MOO”) for 2,000 tonnes of tetra ethyl lead (“TEL”). The order was completed in June 2012 and 160.5 tonnes of free issue TEL was supplied to the MOO in full and final settlement of any claims the Republic of Iraq may have had against the Company concerning claims on certain payments totaling approximately €2.0 million that had been claimed by the MOO in connection with two contracts dating back to 2003. Signed acceptance of the terms was received from the MOO on June 13, 2011. The free issue TEL had been contingent on delivery and payment for the full 2,000 tonnes.

NOTE 2 – SEGMENTAL REPORTING

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

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Net sales:
Fuel Specialties	$114.5	$113.3	$245.2	$240.4
Active Chemicals	44.9	48.7	91.4	95.2
Octane Additives	19.1	24.5	42.7	36.2

	$178.5	$186.5	$379.3	$371.8

Gross profit:
Fuel Specialties	$34.7	$31.1	$73.4	$67.5
Active Chemicals	12.1	13.7	23.2	25.4
Octane Additives	9.9	13.3	24.1	18.0

	$56.7	$58.1	$120.7	$110.9

Operating income:
Fuel Specialties	$16.9	$12.3	$38.6	$34.6
Active Chemicals	7.2	9.1	13.2	16.7
Octane Additives	8.0	8.1	20.4	10.3
Pension credit/(charge)	0.1	(0.1)	0.2	(0.2)
Corporate costs	(7.8)	(6.5)	(16.4)	(14.0)
Restructuring charge	0.0	0.0	(0.1)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.5)	(0.6)	(1.1)

Total operating income	$24.1	$22.4	$55.3	$46.3

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Depreciation:
Fuel Specialties	$0.5	$0.6	$1.0	$1.2
Active Chemicals	0.6	1.1	1.2	2.3
Octane Additives	0.2	0.2	0.3	0.4
Corporate	0.4	0.4	0.8	0.9

	$1.7	$2.3	$3.3	$4.8

Amortization:
Fuel Specialties	$0.5	$0.5	$1.0	$1.1
Active Chemicals	0.4	0.4	0.7	0.7
Octane Additives	0.1	0.2	0.3	0.5

	$1.0	$1.1	$2.0	$2.3

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator (in millions):
Net income available to common stockholders	$15.5	$24.6	$40.1	$46.1

Denominator (in thousands):
Weighted average common shares outstanding	23,147	23,726	23,101	23,691
Dilutive effect of stock options and awards	747	793	719	832

Denominator for diluted earnings per share	23,894	24,519	23,820	24,523

Net income per share, basic	$0.67	$1.04	$1.74	$1.95

Net income per share, diluted	$0.65	$1.00	$1.68	$1.88

In the three and six months ended June 30, 2012, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 32,392 and 1,380, respectively. In the three and six months ended June 30, 2011, there were no anti-dilutive options to be excluded from the calculation of diluted earnings per share.

NOTE 4 – GOODWILL

	Six Months Ended June 30
(in millions)	2012	2011
At January 1
Gross cost	$674.0	$674.1
Accumulated Octane Additives segment goodwill impairment losses	(234.0)	(232.0)

	440.0	442.1
Exchange effect	0.0	0.3
Impairment of Octane Additives segment goodwill	(0.6)	(1.1)

At June 30	439.4	441.3

Gross cost	674.0	674.4
Accumulated Octane Additives segment goodwill impairment losses	(234.6)	(233.1)

	439.4	441.3

Accumulated amortization at January 1	(298.5)	(298.5)
Exchange effect	(0.1)	(0.2)

Accumulated amortization at June 30	(298.6)	(298.7)

Net book amount at June 30	$140.8	$142.6

Fuel Specialties and Active Chemicals segments goodwill	$139.0	$139.1
Octane Additives segment goodwill	1.8	3.5

	$140.8	$142.6

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – INTANGIBLE ASSETS

	Six Months Ended June 30
(in millions)	2012	2011
Gross cost at January 1	$51.2	$48.1
Capitalization of internally developed software and other costs	3.5	0.0
Exchange effect	0.0	0.2

Gross cost at June 30	54.7	48.3

Accumulated amortization at January 1	(33.5)	(29.1)
Amortization expense	(2.0)	(2.3)
Exchange effect	(0.1)	(0.1)

Accumulated amortization at June 30	(35.6)	(31.5)

Net book amount at June 30	$19.1	$16.8

Ethyl

An intangible asset of $22.1 million was previously recognized in respect of Ethyl foregoing their entitlement to a share of the future income stream under the sales and marketing agreements to market and sell TEL. The amount attributed to the Octane Additives reporting segment is being amortized straight-line to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $0.7 million was recognized in the first half year of 2012 (2011 – $1.0 million) in cost of goods sold.

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. Internally developed software and other costs capitalized at June 30, 2012 were $6.6 million (2011 – $0.0 million). No amortization expense was recognized in the first half year of 2012 (2011 – $0.0 million).

Others

The remaining intangible assets of $26.0 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents. These assets are being amortized straight-line over periods of up to 13 years. In the first half year of 2012 amortization expenses of $0.5 million and $0.8 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2011 – $0.5 million and $0.8 million, respectively).

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)	$(0.8)	$(0.8)
Interest cost on projected benefit obligation	(8.0)	(9.3)	(16.0)	(18.3)
Expected return on plan assets	8.5	9.3	17.0	18.4
Amortization of prior service credit	0.3	0.4	0.6	0.7
Amortization of actuarial net losses	(0.3)	(0.1)	(0.6)	(0.2)

	$0.1	$(0.1)	$0.2	$(0.2)

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

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2012	$0.4	$12.2	$12.6
Additions for tax positions of prior periods	0.1	0.0	0.1

Closing balance at June 30, 2012	0.5	12.2	12.7
Current	(0.3)	(2.9)	(3.2)

Non-current	$0.2	$9.3	$9.5

All of the $12.7 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at June 30, 2012, the Company’s subsidiaries in the U.S. were subject to state tax audits in various states and the Company’s German subsidiaries were subject to tax audits in Germany. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at June 30, 2012.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2012	December 31, 2011
Revolving credit	$25.0	$20.0
Promissory note	15.0	15.0

	40.0	35.0
Less current portion	(5.0)	(5.0)

	$35.0	$30.0

NOTE 9 – PLANT CLOSURE PROVISIONS

The principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port in the United Kingdom. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s Octane Additives manufacturing facilities includes costs for decontamination and environmental remediation activities (remediation) as demand for TEL diminishes.

Movements in the provisions are summarized as follows:

	2012			2011
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.5	$27.1	$28.6	$27.5
Charge	0.1	1.2	1.3	1.2
Expenditure	(0.6)	(1.0)	(1.6)	(1.6)
Exchange effect	0.0	0.0	0.0	0.3

Total at June 30	1.0	27.3	28.3	27.4
Due within one year	0.0	(3.3)	(3.3)	(4.0)

Balance at June 30	$1.0	$24.0	$25.0	$23.4

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the fair value of the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in the first half year of 2012 was $1.2 million.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first half year ended June 30, 2012, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$105.8	$105.8	$76.2	$76.2
Short-term investments	4.7	4.7	4.8	4.8
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	1.8	1.8	2.6	2.6
Derivatives (Level 1 measurement):
Other non-current assets – commodity swaps	0.0	0.0	0.2	0.2
Liabilities
Non-derivatives:
Long-term debt (including current portion)	40.0	40.0	35.0	35.0
Non-financial liabilities (Level 3 measurement):
Plant closure provisions – remediation	27.3	27.3	27.1	27.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Interest rate swaps	0.0	0.0	0.1	0.1
Commodity swaps	0.1	0.1	0.0	0.0
Foreign currency forward exchange contracts	$0.1	$0.1	$0.5	$0.5

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2012	2011
Balance at January 1	$0.1	$1.2
Change in fair value	(0.2)	0.0

Balance at June 30	$(0.1)	$1.2

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They were designated as cash flow hedges and qualified for hedge accounting as at December 31, 2011. At March 31, 2012, the commodity hedges were determined to be ineffective and consequently a gain of $0.1 million was recognized in earnings. The commodity hedges will likely remain ineffective for the remainder of their term and accordingly all subsequent changes in their fair value are being recognized in earnings.

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain foreign currency exchange rate and raw material cost exposures.

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	June 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 2,075 tonnes			$0.2	$0.2
Notional quantity – 525 tonnes	$(0.1)	$(0.1)

The impact on the income statement for the first half year of 2012 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Commodity contracts	$0.1	Cost of goods sold	$0.3
Taxation	0.0	Income taxes	(0.1)

	$0.1		$0.2

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first half year ended June 30, 2012 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$1.2

The Company sells a range of Fuel Specialties, Active Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program, the U.S. Foreign Corrupt Practices Act, the U.S. Cuban Assets Control Regulations and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at June 30, 2012, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to net present value	(0.2)	0.0	(0.2)

	40.0	3.9	43.9
Amounts paid	(28.2)	(1.8)	(30.0)
Exchange effect	0.1	0.0	0.1

	11.9	2.1	14.0
Due within one year	(8.3)	(1.3)	(9.6)

	$3.6	$0.8	$4.4

For accounting purposes only we are required under GAAP, in accordance with our accounting policy, to discount elements of the fines, penalties and disgorgements to their net present value.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2012, such contingent liabilities amounted to $8.7 million.

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

NOTE 13 – STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At June 30, 2012, the Company had authorized common stock of 40,000,000 shares (December 31, 2011 – 40,000,000). Issued shares at June 30, 2012, were 29,554,500 (December 31, 2011 – 29,554,500) and treasury stock amounted to 6,339,772 shares (December 31, 2011 – 6,507,081).

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

The fair value of the options above is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s stock price. The fair value of these options is calculated using a Monte Carlo model. The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2012	2011
Dividend yield	0.0%	0.2%
Expected life	5 years	5 years
Volatility	60.1%	78.3%
Risk free interest rate	0.43%	1.22%

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three and six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2012	1,297,438	$5.68
Exercised	(176,061)	$2.90
Forfeited	(4,735)	$9.78

Outstanding at June 30, 2012	1,116,642	$6.10

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2011	1,229,220	$5.44
Granted:
At discount	71,132	$0.00	$21.39
At market value	31,012	$29.56	$16.70
Exercised	(208,409)	$3.51
Forfeited	(6,313)	$10.08

Outstanding at June 30, 2012	1,116,642	$6.10

The following table summarizes information about options outstanding at June 30, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0-$5	641,549	7.43	$0.57	102,855	6.25	$1.21
$5-$10	22,654	3.00	$9.66	22,654	3.00	$9.66
$10-$15	386,946	2.51	$11.48	0	0.00	$0.00
$20-$25	12,385	5.68	$20.53	12,385	5.68	$20.53
$25-$30	51,728	8.29	$28.57	12,416	4.65	$27.09
$30-$35	1,380	8.87	$32.60	0	0.00	$0.00

	1,116,642			150,310

The aggregate intrinsic value of fully vested stock options was $0.7 million. Of the 150,310 stock options that were exercisable, 59,009 had performance conditions attached. The total compensation cost for the first half year of 2012 was $1.6 million (2011 – $1.6 million). The total compensation cost related to non-vested stock options not yet recognized at June 30, 2012 was $3.9 million and this cost is expected to be recognized over the weighted-average period of 1.63 years.

The total intrinsic value of options exercised in the first half year of 2012 was $0.6 million (2011 – $2.1 million). The amount of cash received from the exercise of stock option awards in the first half

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year of 2012 was $0.7 million (2011 – $0.7 million). The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During the first half year of 2012 the new total fair value of shares vested was $0.7 million (2011 – $2.9 million).

The total options vested in the first half year of 2012 were 242,880 (2011 – 290,363).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2011 – $8 million). No bonus is payable under this plan if the Innospec stock price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2012	2011
Balance at January 1	$2.2	$0.8
Compensation charge	3.0	1.6

Balance at June 30	$5.2	$2.4

The following assumptions were used in the Monte Carlo model:

	2012	2011
Dividend yield	0.0%	0.2%
Volatility	29.5%	45.7%
Risk free interest rate	0.40%	0.81%

NOTE 14 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller is Of Counsel. In the first half year of 2012 the Company incurred fees payable to SGR of $0.3 million (2011 full year – $6.5 million). As at June 30, 2012, the amount due to SGR from the Company was $0.1 million.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2012

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

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Net sales:
Fuel Specialties	$114.5	$113.3	$245.2	$240.4
Active Chemicals	44.9	48.7	91.4	95.2
Octane Additives	19.1	24.5	42.7	36.2

	$178.5	$186.5	$379.3	$371.8

Gross profit:
Fuel Specialties	$34.7	$31.1	$73.4	$67.5
Active Chemicals	12.1	13.7	23.2	25.4
Octane Additives	9.9	13.3	24.1	18.0

	$56.7	$58.1	$120.7	$110.9

Operating income:
Fuel Specialties	$16.9	$12.3	$38.6	$34.6
Active Chemicals	7.2	9.1	13.2	16.7
Octane Additives	8.0	8.1	20.4	10.3
Pension credit/(charge)	0.1	(0.1)	0.2	(0.2)
Corporate costs	(7.8)	(6.5)	(16.4)	(14.0)
Restructuring charge	0.0	0.0	(0.1)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.5)	(0.6)	(1.1)

Total operating income	$24.1	$22.4	$55.3	$46.3

Three Months Ended June 30, 2012:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$114.5	$113.3	$1.2	+1%
Active Chemicals	44.9	48.7	(3.8)	-8%
Octane Additives	19.1	24.5	(5.4)	-22%

	$178.5	$186.5	$(8.0)	-4%

Gross profit:
Fuel Specialties	$34.7	$31.1	$3.6	+12%
Active Chemicals	12.1	13.7	(1.6)	-12%
Octane Additives	9.9	13.3	(3.4)	-26%

	$56.7	$58.1	$(1.4)	-2%

Gross margin (%):
Fuel Specialties	30.3	27.4	+2.9
Active Chemicals	26.9	28.1	-1.2
Octane Additives	51.8	54.3	-2.5
Aggregate	31.8	31.2	+0.6

Operating expenses:
Fuel Specialties	$(17.8)	$(18.8)	$1.0	-5%
Active Chemicals	(4.9)	(4.6)	(0.3)	+7%
Octane Additives	(1.9)	(5.2)	3.3	-63%
Pension credit/(charge)	0.1	(0.1)	0.2	-200%
Corporate costs	(7.8)	(6.5)	(1.3)	+20%

	$(32.3)	$(35.2)	$2.9	-8%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-12	+9	-13	+2	-3
Price and product mix	+9	+1	+15	+27	+8
Exchange rates	0	-10	-1	0	-4

	-3	0	+1	+29	+1

Gross margin: the year on year increase of 2.9 percentage points primarily reflected the impact of improved pricing and an improved sales mix.

Operating expenses: the year on year decrease of 5%, or $1.0 million, was primarily due to lower legal and other professional expenses.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+5	-23	-2	-10
Price and product mix	+7	+3	+13	+6
Exchange rates	-1	-6	-3	-4

	+11	-26	+8	-8

Gross margin: the year on year decrease of 1.2 percentage points primarily reflected increased competitive pressures in the Polymers market.

Operating expenses: the year on year increase of 7%, or $0.3 million, was primarily due to higher personnel-related compensation costs.

Octane Additives

Net sales: decreased by 22% with decreased volumes (down 23 percentage points) and a weaker sales mix (down 1 percentage point) offset by increased revenue from our environmental remediation business (up 2 percentage points). In both 2012 and 2011, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year decrease of 2.5 percentage points reflects the higher unit cost of inventories sold in the current quarter.

Operating expenses: decreased by $3.3 million primarily due to decreased legal and other professional expenses.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.1 million credit and a $0.1 million charge in 2012 and 2011, respectively.

Corporate costs: were $7.8 million, compared with $6.5 million a year ago. The increase primarily reflected higher accruals for performance related and share based compensation expense.

Impairment of Octane Additives segment goodwill: was $0.3 million and $0.5 million in 2012 and 2011, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge.

Other net (expense)/income: other net expense of $4.3 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2011, other net income of $7.9 million related to gains on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: decreased from $0.8 million to $0.3 million due to the lower level of debt in 2012 and losses on interest rate swaps in 2011.

Income taxes: the effective tax rate increased by 3.9 percentage points primarily due to the effective tax rate for the second quarter of 2011 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations.

(in millions)	2012	2011
Income before income taxes	$19.5	$29.5

Income taxes	$4.0	$4.9

Effective tax rate	20.5%	16.6%

Six Months Ended June 30, 2012:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$245.2	$240.4	$4.8	+2%
Active Chemicals	91.4	95.2	(3.8)	-4%
Octane Additives	42.7	36.2	6.5	+18%

	$379.3	$371.8	$7.5	+2%

Gross profit:
Fuel Specialties	$73.4	$67.5	$5.9	+9%
Active Chemicals	23.2	25.4	(2.2)	-9%
Octane Additives	24.1	18.0	6.1	+34%

	$120.7	$110.9	$9.8	+9%

Gross margin (%):
Fuel Specialties	29.9	28.1	+1.8
Active Chemicals	25.4	26.7	-1.3
Octane Additives	56.4	49.7	+6.7
Aggregate	31.8	29.8	+2.0

Operating expenses:
Fuel Specialties	$(34.8)	$(32.9)	$(1.9)	+6%
Active Chemicals	(10.0)	(8.7)	(1.3)	+15%
Octane Additives	(3.7)	(7.7)	4.0	-52%
Pension credit/(charge)	0.2	(0.2)	0.4	-200%
Corporate costs	(16.4)	(14.0)	(2.4)	+17%

	$(64.7)	$(63.5)	$(1.2)	+2%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-9	+10	-5	-29	-3
Price and product mix	+10	+1	+16	+12	+7
Exchange rates	0	-7	-1	0	-2

	+1	+4	+10	-17	+2

Gross margin: the year on year increase of 1.8 percentage points primarily reflected the impact of improved pricing and an improved sales mix, despite competitive pressure on margins and volatile raw materials costs.

Operating expenses: the year on year increase of 6%, or $1.9 million, was primarily due to the release in 2011 of an accrual in respect of an old customer claim.

Active Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+7	-21	+5	-7
Price and product mix	+7	+4	+9	+6
Exchange rates	-1	-4	-2	-3

	+13	-21	+12	-4

Gross margin: the year on year decrease of 1.3 percentage points primarily reflected increased competitive pressures in the Polymers market.

Operating expenses: the year on year increase of 15%, or $1.3 million, was primarily due to higher personnel-related compensation and patent costs.

Octane Additives

Net sales: increased by 18% with increased volumes (up 17 percentage points) and increased revenue from our environmental remediation business (up 2 percentage points) offset by a weaker sales mix (down 1 percentage point). In both 2012 and 2011, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 6.7 percentage points primarily reflected the lower unit cost of inventories sold in 2012 following the increase in TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: the year on year decrease of 52%, or $4.0 million, was primarily in respect of a reduction in legal and other professional expenses.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.2 million credit and a $0.2 million charge in 2012 and 2011, respectively.

Corporate costs: were $16.4 million, compared with $14.0 million a year ago. The increase primarily reflected higher accruals for performance related and share based compensation expense.

Restructuring charge: was $0.1 million in 2012 which related to a reduction in EMEA headcount.

Impairment of Octane Additives segment goodwill: was $0.6 million and $1.1 million in 2012 and 2011, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge.

Other net (expense)/income: other net expense of $3.2 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2011, other net income of $13.2 million comprised $13.4 million of gains on translation of net assets denominated in non-functional currencies in our European businesses and net gains on foreign currency forward exchange contracts, and $0.2 million sundry other expenses.

Interest expense, net: decreased from $1.7 million to $0.6 million due to the lower level of debt in 2012 and losses on interest rate swaps in 2011.

Income taxes: the effective tax rate increased by 1.9 percentage points primarily due to the effective tax rate for the second quarter of 2011 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations.

(in millions)	2012	2011
Income before income taxes	$51.5	$57.8

Income taxes	$11.4	$11.7

Effective tax rate	22.1%	20.2%

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

(in millions)	June 30, 2012	December 31, 2011
Total current assets	$349.4	$320.3
Total current liabilities	(131.7)	(146.0)

Working capital	217.7	174.3
Less cash and cash equivalents	(105.8)	(76.2)
Less short-term investments	(4.7)	(4.8)
Add back accrued income taxes	4.0	2.0
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	3.3	4.1
Add back current portion of unrecognized tax benefits	3.2	3.2
Add back current portion of deferred income	0.3	1.4

Adjusted working capital	$123.0	$109.0

In the first half year of 2012 adjusted working capital increased by $14.0 million (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities). The $3.9 million decrease in trade and other accounts receivable was primarily due to the relatively higher levels of trading in our Fuel Specialties segment in the fourth quarter of 2011. The $3.9 million increase in inventories was also primarily focused in our Fuel Specialties segment following the decision to build certain inventories of strategic importance. The $14.4 million decrease in accounts payable and the current portion of accrued liabilities primarily reflected payments subsequent to year end in the normal course of business in respect of external suppliers and personnel-related compensation.

Cash

At June 30, 2012 and December 31, 2011 we had cash and cash equivalents of $105.8 million and $76.2 million, respectively, of which $102.9 million and $74.1 million, respectively, was held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings but does not need to and does not expect to do so in the foreseeable future, and hence has not provided for future income taxes on the cash held by foreign subsidiaries although we will continue to monitor this position.

Short-term investments

At June 30, 2012 and December 31, 2011 we had short-term investments of $4.7 million and $4.8 million, respectively.

Debt

As at June 30, 2012, the Company had debt outstanding of $25.0 million under its finance facility and a $15.0 million promissory note. The finance facility provides for borrowings by us of up to $100.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

Date: August 9, 2012	By	/s/	PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 9, 2012	By	/s/	IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer