Form 10-Q
period 2012-09-30
INNOSPEC INC.
filed 2012-11-01
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2012
Common Stock, par value $0.01	23,279,734

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

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2012	2011	2012	2011
Net sales	$183.4	$202.1	$562.7	$573.9
Cost of goods sold	(132.7)	(144.4)	(391.3)	(405.3)

Gross profit	50.7	57.7	171.4	168.6
Operating expenses:
Selling, general and administrative	(28.3)	(72.6)	(83.4)	(127.1)
Research and development	(4.8)	(4.7)	(14.4)	(13.7)
Restructuring charge	(0.1)	0.0	(0.2)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)	(0.9)	(1.7)
Profit on disposal	0.1	0.0	0.1	0.0

Total operating expenses	(33.4)	(77.9)	(98.8)	(142.5)

Operating income/(loss)	17.3	(20.2)	72.6	26.1
Other net (expense)/income	(0.1)	(4.3)	(3.3)	8.9
Interest expense	(0.4)	(0.8)	(1.3)	(2.8)
Interest income	0.2	0.1	0.5	0.4

Income/(loss) before income taxes	17.0	(25.2)	68.5	32.6
Income taxes	(1.5)	8.4	(12.9)	(3.3)

Net income/(loss)	$15.5	$(16.8)	$55.6	$29.3

Earnings/(loss) per share:
Basic	$0.67	$(0.71)	$2.40	$1.24

Diluted	$0.65	$(0.71)	$2.33	$1.19

Weighted average shares outstanding (in thousands):
Basic	23,240	23,711	23,148	23,698

Diluted	23,923	23,711	23,872	24,616

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Net income/(loss)	$15.5	$(16.8)	$55.6	$29.3

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	1.7	0.4	2.9	(3.1)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0, $0.4, $0.1 and $0.4, respectively	0.0	(0.6)	(0.1)	(0.6)
Deferred income taxes	0.0	(2.6)	0.0	(2.6)
Amortization of prior service credit, net of tax of $0.0, $0.1, $0.2 and $0.3, respectively	(0.3)	(0.2)	(0.7)	(0.7)
Amortization of actuarial net losses, net of tax of $0.0, $0.0, $(0.2) and $(0.1), respectively	0.3	0.1	0.7	0.2

Total other comprehensive income/(loss)	1.7	(2.9)	2.8	(6.8)

Total comprehensive income/(loss)	$17.2	$(19.7)	$58.4	$22.5

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(in millions, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129.6	$76.2
Short-term investments	4.0	4.8
Trade and other accounts receivable (less allowances of $1.8 and $2.0, respectively)	93.4	99.4
Inventories (less allowances of $8.3 and $6.6, respectively):
Finished goods	78.1	81.3
Work in progress	1.8	1.4
Raw materials	63.9	53.2

Total inventories	143.8	135.9
Prepaid expenses	4.3	4.0

Total current assets	375.1	320.3
Property, plant and equipment:
Gross cost	140.4	133.7
Less accumulated depreciation	(93.7)	(87.8)

Net property, plant and equipment	46.7	45.9
Goodwill	140.5	141.5
Intangible assets	21.0	17.7
Deferred finance costs	1.4	1.7
Deferred tax assets	20.2	19.7
Pension asset	28.6	21.4
Other non-current assets	0.9	0.6

Total assets	$634.4	$568.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	September 30, 2012	December 31, 2011
(in millions, except share and per share data)	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54.8	$53.3
Current portion of accrued liabilities	82.3	77.0
Accrued income taxes	3.1	2.0
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	3.6	4.1
Current portion of unrecognized tax benefits	3.0	3.2
Current portion of deferred income	0.3	1.4

Total current liabilities	152.1	146.0
Accrued liabilities, net of current portion	4.1	4.9
Long-term debt, net of current portion	29.0	30.0
Plant closure provisions, net of current portion	24.9	24.5
Unrecognized tax benefits, net of current portion	9.5	9.4
Deferred tax liabilities	4.3	2.9
Pension liability	6.5	6.3
Other non-current liabilities	0.1	0.8
Deferred income, net of current portion	0.9	0.9
Commitments and contingencies	0.0	0.0
Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	290.6	291.5
Treasury stock (6,274,766 and 6,507,081 shares at cost, respectively)	(85.7)	(88.1)
Retained earnings	315.0	259.4
Accumulated other comprehensive loss	(117.2)	(120.0)

Total stockholders’ equity	403.0	343.1

Total liabilities and stockholders’ equity	$634.4	$568.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2012	2011
Cash Flows from Operating Activities
Net income	$55.6	$29.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.3	11.1
Impairment of Octane Additives segment goodwill	0.9	1.7
Deferred taxes	0.9	(4.0)
Profit on disposal of property, plant and equipment	(0.1)	0.0
Non-cash issue of promissory note in civil complaint settlement	0.0	15.0
Non-cash issue of treasury stock in civil complaint settlement	0.0	5.0
Changes in working capital:
Trade and other accounts receivable	6.3	(7.8)
Inventories	(7.6)	(15.7)
Prepaid expenses	(0.2)	(1.0)
Accounts payable and accrued liabilities	7.5	0.2
Excess tax benefit from stock based payment arrangements	(2.1)	(1.2)
Accrued income taxes	1.0	(9.6)
Movement on plant closure provisions	0.0	(0.5)
Cash contributions to defined benefit pension plans	(7.0)	(6.9)
Non-cash expense of defined benefit pension plans	0.1	0.3
Stock option compensation	2.4	2.3
Movements on other non-current assets and liabilities	(2.0)	2.7

Net cash provided by operating activities	64.0	20.9

Cash Flows from Investing Activities
Capital expenditures	(5.7)	(5.9)
Capitalization of internally developed software and other costs	(6.4)	0.0
Proceeds on disposal of property, plant and equipment	0.2	0.0
Purchase of short-term investments	(3.3)	(4.2)
Sale of short-term investments	4.2	3.6

Net cash (used in) investing activities	(11.0)	(6.5)

Cash Flows from Financing Activities
Net receipt of revolving credit facility	4.0	43.0
Repayment of term loan	0.0	(15.0)
Repayment of promissory note	(5.0)	0.0
Excess tax benefit from stock based payment arrangements	2.1	1.2
Issue of treasury stock	0.8	0.7
Repurchase of common stock	(1.4)	(19.5)

Net cash provided by financing activities	0.5	10.4
Effect of foreign currency exchange rate changes on cash	(0.1)	0.2

Net change in cash and cash equivalents	53.4	25.0
Cash and cash equivalents at beginning of period	76.2	107.1

Cash and cash equivalents at end of period	$129.6	$132.1

Amortization of deferred finance costs of $0.3 million (2011 – $0.5 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2011	$0.3	$291.5	$(88.1)	$259.4	$(120.0)	$343.1
Net income				55.6		55.6
Changes in cumulative translation adjustment					2.9	2.9
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(3.3)	3.8			0.5
Treasury stock repurchased			(1.4)			(1.4)
Stock option compensation		2.4				2.4
Amortization of prior service credit, net of tax					(0.7)	(0.7)
Amortization of actuarial net losses, net of tax					0.7	0.7

Balance at September 30, 2012	$0.3	$290.6	$(85.7)	$315.0	$(117.2)	$403.0

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

Prior to the three months ended September 30, 2012, unrecognized actuarial net losses within accumulated other comprehensive loss were adjusted for any change in the associated corporation tax rate. Prospectively, no adjustment will be made to these amounts within accumulated other comprehensive loss for any change in the associated corporation tax rate.

NOTE 2 – SEGMENTAL REPORTING

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. On September 20, 2012, the Company announced its Active Chemicals segment would be renamed Performance Chemicals, effective October 1, 2012, to make the purpose of our products clearer to the customers we serve. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities but their end customers are different. The Octane Additives segment is generally characterized by volatile and declining demand.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Net sales:
Fuel Specialties	$127.0	$136.1	$372.2	$376.5
Performance Chemicals	46.8	43.9	138.2	139.1
Octane Additives	9.6	22.1	52.3	58.3

	$183.4	$202.1	$562.7	$573.9

Gross profit:
Fuel Specialties	$36.8	$38.1	$110.2	$105.6
Performance Chemicals	10.4	9.6	33.6	35.0
Octane Additives	3.5	10.0	27.6	28.0

	$50.7	$57.7	$171.4	$168.6

Operating income/(loss):
Fuel Specialties	$19.6	$19.9	$58.2	$54.5
Performance Chemicals	5.6	5.0	18.8	21.7
Octane Additives	1.5	(38.1)	21.9	(27.8)
Pension credit/(charge)	0.0	(0.1)	0.2	(0.3)
Corporate costs	(9.1)	(6.3)	(25.5)	(20.3)
Restructuring charge	(0.1)	0.0	(0.2)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)	(0.9)	(1.7)
Profit on disposal	0.1	0.0	0.1	0.0

Total operating income/(loss)	$17.3	$(20.2)	$72.6	$26.1

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Depreciation:
Fuel Specialties	$0.4	$0.6	$1.4	$1.8
Performance Chemicals	0.6	1.2	1.8	3.5
Octane Additives	0.2	0.2	0.5	0.6
Corporate	0.4	0.4	1.2	1.3

	$1.6	$2.4	$4.9	$7.2

Amortization:
Fuel Specialties	$0.6	$0.5	$1.6	$1.6
Performance Chemicals	0.3	0.3	1.0	1.0
Octane Additives	0.2	0.3	0.5	0.8

	$1.1	$1.1	$3.1	$3.4

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator (in millions):
Net income/(loss) available to common stockholders	$15.5	$(16.8)	$55.6	$29.3

Denominator (in thousands):
Weighted average common shares outstanding	23,240	23,711	23,148	23,698
Dilutive effect of stock options and awards	683	0	724	918

Denominator for diluted earnings per share	23,923	23,711	23,872	24,616

Net income/(loss) per share, basic	$0.67	$(0.71)	$2.40	$1.24

Net income/(loss) per share, diluted	$0.65	$(0.71)	$2.33	$1.19

In the three and nine months ended September 30, 2012, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 1,380 and 1,380, respectively (2011 - 1,380 and 690, respectively).

NOTE 4 – GOODWILL

	Nine Months Ended September 30
(in millions)	2012	2011
At January 1
Gross cost	$674.0	$674.1
Accumulated Octane Additives segment goodwill impairment losses	(234.0)	(232.0)

	440.0	442.1
Exchange effect	0.1	0.2
Impairment of Octane Additives segment goodwill	(0.9)	(1.7)

At September 30	439.2	440.6

Gross cost	674.1	674.3
Accumulated Octane Additives segment goodwill impairment losses	(234.9)	(233.7)

	439.2	440.6

Accumulated amortization at January 1	(298.5)	(298.5)
Exchange effect	(0.2)	(0.2)

Accumulated amortization at September 30	(298.7)	(298.7)

Net book amount at September 30	$140.5	$141.9

Fuel Specialties and Performance Chemicals segments goodwill	$139.0	$139.0
Octane Additives segment goodwill	1.5	2.9

	$140.5	$141.9

NOTE 5 – INTANGIBLE ASSETS

	Nine Months Ended September 30
(in millions)	2012	2011
Gross cost at January 1	$51.2	$48.1
Capitalization of internally developed software and other costs	6.4	0.0
Exchange effect	0.2	0.2

Gross cost at September 30	57.8	48.3

Accumulated amortization at January 1	(33.5)	(29.1)
Amortization expense	(3.1)	(3.4)
Exchange effect	(0.2)	(0.2)

Accumulated amortization at September 30	(36.8)	(32.7)

Net book amount at September 30	$21.0	$15.6

Ethyl

An intangible asset of $22.1 million was previously recognized in respect of Ethyl foregoing their entitlement to a share of the future income stream under the sales and marketing agreements to market and sell TEL. The amount attributed to the Octane Additives reporting segment is being amortized straight-line to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $1.2 million was recognized in the first nine months of 2012 (2011 – $1.5 million) in cost of goods sold.

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. Internally developed software and other costs capitalized at September 30, 2012 were $9.5 million (2011 – $0.0 million). No amortization expense was recognized in the first nine months of 2012 (2011 – $0.0 million).

Others

The remaining intangible assets of $26.2 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents. These assets are being amortized straight-line over periods of up to 13 years. In the first nine months of 2012 amortization expenses of $0.8 million and $1.1 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2011 - $0.8 million and $1.1 million, respectively).

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)	$(1.2)	$(1.2)
Interest cost on projected benefit obligation	(8.0)	(9.2)	(24.0)	(27.5)
Expected return on plan assets	8.4	9.3	25.4	27.7
Amortization of prior service credit	0.3	0.3	0.9	1.0
Amortization of actuarial net losses	(0.3)	(0.1)	(0.9)	(0.3)

	$0.0	$(0.1)	$0.2	$(0.3)

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

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2012	$0.4	$12.2	$12.6
Additions for tax positions of prior periods	0.1	0.0	0.1
Reductions for tax positions of prior periods	0.0	(0.2)	(0.2)

Closing balance at September 30, 2012	0.5	12.0	12.5
Current	(0.3)	(2.7)	(3.0)

Non-current	$0.2	$9.3	$9.5

All of the $12.5 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at September 30, 2012, the Company’s subsidiaries in the U.S. were subject to state tax audits in various states and the Company’s German subsidiaries were subject to tax audits in Germany. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at September 30, 2012.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2012	December 31, 2011
Revolving credit	$24.0	$20.0
Promissory note	10.0	15.0

	34.0	35.0
Less current portion	(5.0)	(5.0)

	$29.0	$30.0

During the third quarter of 2012 the Company repaid $5.0 million of the $15.0 million promissory note.

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

Movements in the provisions are summarized as follows:

	2012			2011
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.5	$27.1	$28.6	$27.5
Charge	0.2	1.9	2.1	2.1
Expenditure	(0.6)	(1.6)	(2.2)	(2.8)
Exchange effect	0.0	0.0	0.0	0.2

Total at September 30	1.1	27.4	28.5	27.0
Due within one year	(0.1)	(3.5)	(3.6)	(3.5)

Balance at September 30	$1.0	$23.9	$24.9	$23.5

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the fair value of the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in the first nine months of 2012 was $1.9 million.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first nine months ended September 30, 2012, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$129.6	$129.6	$76.2	$76.2
Short-term investments	4.0	4.0	4.8	4.8
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	1.5	1.5	2.6	2.6
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.1	0.1	0.2	0.2
Foreign currency forward exchange contracts	0.8	0.8	0.0	0.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	34.0	34.0	35.0	35.0
Non-financial liabilities (Level 3 measurement):
Plant closure provisions – remediation	27.4	27.4	27.1	27.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Interest rate swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	$0.0	$0.0	$0.5	$0.5

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2012	2011
Balance at January 1	$0.1	$1.2
Change in fair value	0.0	(1.0)

Balance at September 30	$0.1	$0.2

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

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	September 30, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 2,075 tonnes			$0.2	$0.2
Notional quantity – 525 tonnes	$0.1	$0.1

The impact on the income statement for the first nine months of 2012 is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Commodity contracts	$0.1	Cost of goods sold	$0.3
Taxation	0.0	Income taxes	(0.1)

	$0.1		$0.2

We enter into various foreign currency forward exchange contracts to minimize currency exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months ended September 30, 2012 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$1.1

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program, the U.S. Foreign Corrupt Practices Act, the U.S. Cuban Assets Control Regulations and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at September 30, 2012, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to net present value	(0.2)	0.0	(0.2)

	40.0	3.9	43.9
Amounts paid	(28.2)	(2.2)	(30.4)
Exchange effect	0.3	0.0	0.3

	12.1	1.7	13.8
Due within one year	(8.4)	(1.3)	(9.7)

	$3.7	$0.4	$4.1

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2012, such contingent liabilities amounted to $7.3 million.

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

NOTE 13 – STOCKHOLDERS’ EQUITY AND SHARE BASED COMPENSATION PLANS

At September 30, 2012, the Company had authorized common stock of 40,000,000 shares (December 31, 2011 – 40,000,000). Issued shares at September 30, 2012, were 29,554,500 (December 31, 2011 – 29,554,500) and treasury stock amounted to 6,274,766 shares (December 31, 2011 – 6,507,081).

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

The fair value of the options above is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s stock price. The fair value of these options is calculated using a Monte Carlo model. The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2012	2011
Dividend yield	0.0%	0.2%
Expected life	5 years	5 years
Volatility	60.1%	78.3%
Risk free interest rate	0.43%	1.22%

The following table summarizes the transactions of the Company’s stock option plans for the three and nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at June 30, 2012	1,116,642	$6.10
Granted:
At discount	4,800	$0.00	$30.78
Exercised	(64,780)	$1.01
Forfeited	(1,648)	$8.63

Outstanding at September 30, 2012	1,055,014	$6.38

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2011	1,229,220	$5.44
Granted:
At discount	75,932	$0.00	$21.98
At market value	31,012	$29.56	$16.70
Exercised	(273,189)	$2.92
Forfeited	(7,961)	$9.78

Outstanding at September 30, 2012	1,055,014	$6.38

The following table summarizes information about options outstanding at September 30, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0-$5	583,119	7.24	$0.60	139,825	6.29	$0.74
$5-$10	22,654	2.75	$9.66	22,654	2.75	$9.66
$10-$15	385,698	2.26	$11.48	0	0.00	$0.00
$20-$25	11,185	5.43	$20.57	11,185	5.43	$20.57
$25-$30	50,978	8.09	$28.59	11,666	4.39	$27.09
$30-$35	1,380	8.62	$32.60	0	0.00	$0.00

	1,055,014			185,330

The aggregate intrinsic value of fully vested stock options was $1.3 million. Of the 185,330 stock options that were exercisable, 102,393 had performance conditions attached. The total compensation cost for the first nine months of 2012 was $2.4 million (2011 – $2.3 million). The total compensation cost related to non-vested stock options not yet recognized at September 30, 2012 was $3.4 million and this cost is expected to be recognized over the weighted-average period of 1.48 years.

The total intrinsic value of options exercised in the first nine months of 2012 was $1.3 million (2011 – $2.1 million). The amount of cash received from the exercise of stock option awards in the first nine months of 2012 was $0.8 million (2011 – $0.7 million). The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During the first nine months of 2012 the new total fair value of shares vested was $1.3 million (2011 – $2.9 million).

The total options vested in the first nine months of 2012 were 342,880 (2011 – 290,363).

An additional long-term incentive plan is in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus will be payable to eligible executives if the Innospec share performance out-performs that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus which can be earned will be a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan will be payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, is $8 million (2011 - $8 million). No bonus is payable under this plan if the Innospec stock price does not out-perform the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index falls in value over the same period. The fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2012	2011
Balance at January 1	$2.2	$0.8
Compensation charge	5.2	0.4

Balance at September 30	$7.4	$1.2

The following assumptions were used in the Monte Carlo model:

	2012	2011
Dividend yield	0.0%	0.2%
Volatility	27.4%	48.2%
Risk free interest rate	0.34%	0.43%

NOTE 14 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller is Of Counsel. In the first nine months of 2012 the Company incurred fees payable to SGR of $0.4 million (2011 full year – $6.5 million). As at September 30, 2012, the amount due to SGR from the Company was $0.1 million.

NOTE 16 – SUBSEQUENT EVENTS

On October 5, 2012, the Company submitted a preliminary, non-binding proposal to acquire all outstanding shares of TPC Group, Inc. common stock for an all-cash price of $44 to $46 per share. Our proposal is subject to certain conditions, including completion of our due diligence, obtaining all necessary internal approvals, and negotiation of definitive documentation. The Company expects to fund the potential acquisition with a combination of debt financing and a preferred equity investment in the Company by investment funds affiliated with Blackstone Capital Partners VI, L.P..

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2012

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

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Net sales:
Fuel Specialties	$127.0	$136.1	$372.2	$376.5
Performance Chemicals	46.8	43.9	138.2	139.1
Octane Additives	9.6	22.1	52.3	58.3

	$183.4	$202.1	$562.7	$573.9

Gross profit:
Fuel Specialties	$36.8	$38.1	$110.2	$105.6
Performance Chemicals	10.4	9.6	33.6	35.0
Octane Additives	3.5	10.0	27.6	28.0

	$50.7	$57.7	$171.4	$168.6

Operating income/(loss):
Fuel Specialties	$19.6	$19.9	$58.2	$54.5
Performance Chemicals	5.6	5.0	18.8	21.7
Octane Additives	1.5	(38.1)	21.9	(27.8)
Pension credit/(charge)	0.0	(0.1)	0.2	(0.3)
Corporate costs	(9.1)	(6.3)	(25.5)	(20.3)
Restructuring charge	(0.1)	0.0	(0.2)	0.0
Impairment of Octane Additives segment goodwill	(0.3)	(0.6)	(0.9)	(1.7)
Profit on disposal	0.1	0.0	0.1	0.0

Total operating income/(loss)	$17.3	$(20.2)	$72.6	$26.1

Three Months Ended September 30, 2012:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$127.0	$136.1	$(9.1)	-7%
Performance Chemicals	46.8	43.9	2.9	+7%
Octane Additives	9.6	22.1	(12.5)	-57%

	$183.4	$202.1	$(18.7)	-9%

Gross profit:
Fuel Specialties	$36.8	$38.1	$(1.3)	-3%
Performance Chemicals	10.4	9.6	0.8	+8%
Octane Additives	3.5	10.0	(6.5)	-65%

	$50.7	$57.7	$(7.0)	-12%

Gross margin (%):
Fuel Specialties	29.0	28.0	+1.0
Performance Chemicals	22.2	21.9	+0.3
Octane Additives	36.5	45.2	-8.7
Aggregate	27.6	28.6	-1.0
Operating expenses:
Fuel Specialties	$(17.2)	$(18.2)	$1.0	-5%
Performance Chemicals	(4.8)	(4.6)	(0.2)	+4%
Octane Additives	(2.0)	(48.1)	46.1	-96%
Pension credit/(charge)	0.0	(0.1)	0.1	-100%
Corporate costs	(9.1)	(6.3)	(2.8)	+44%

	$(33.1)	$(77.3)	$44.2	-57%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-10	-4	+10	-23	-6
Price and product mix	+8	+5	+2	-7	+5
Exchange rates	0	-13	-2	0	-6

	-2	-12	+10	-30	-7

Gross margin: the year on year increase of 1.0 percentage point primarily reflected the impact of an improved sales mix despite competitive pressure on margins.

Operating expenses: the year on year decrease of 5%, or $1.0 million, was primarily due to lower legal and other professional expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+26	+9	+6	+15
Price and product mix	+5	-6	-7	-2
Exchange rates	-1	-11	-3	-6

	+30	-8	-4	+7

Gross margin: the year on year increase of 0.3 percentage points reflected the continued improvement in the Personal Care market offset by competitive pressures in the Polymers market.

Operating expenses: the year on year increase of 4%, or $0.2 million, was less than the 7% growth in sales as we continue to leverage the infrastructure of this business.

Octane Additives

Net sales: decreased by 57% with decreased volumes (down 57 percentage points) and reduced revenue from our environmental remediation business (down 2 percentage points) offset by an improved sales mix (up 2 percentage points). In 2012 sales were focused in Northern Africa. In 2011 sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year decrease of 8.7 percentage points reflects the higher unit cost of inventories sold in the current quarter.

Operating expenses: excluding the impact of the $45.0 million NewMarket Corporation civil complaint settlement in 2011, the year on year decrease of $1.1 million was primarily due to reduced legal and other professional expenses.

Other Income Statement Captions

Pension charge: is non-cash, and was $0.1 million in 2011.

Corporate costs: were $9.1 million, compared with $6.3 million a year ago. Excluding $3.0 million of acquisition-related costs in 2011, the increase was primarily due to higher accruals for share based compensation expense driven by the year on year rise in our share price.

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

Profit on disposal: the Company recognized $0.1 million profit following the disposal of surplus real estate.

Other net expense: of $0.1 million in 2012 primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses offset by net foreign exchange gains on foreign currency forward exchange contracts. Other net expense of $4.3 million in 2011 primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses

Interest expense, net: decreased from $0.7 million to $0.2 million due to the lower level of debt in 2012 and losses on interest rate swaps in 2011.

Income taxes: the effective tax rate was 8.8% and 33.3%, in 2012 and 2011, respectively. Once adjusted for the NewMarket Corporation civil complaint settlement in 2011 and for the adjustment of income tax provisions, the effective rate was 10.0% compared to 21.2% in 2011. The decrease of 11.2 percentage points was primarily due to the effective tax rate for the third quarter of 2012 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations.

(in millions)	2012	2011
Income/(loss) before income taxes	$17.0	$(25.2)
Add back NewMarket Corporation civil complaint settlement	0.0	45.0

	$17.0	$19.8

Income taxes	$1.5	$(8.4)
Add back tax on NewMarket Corporation civil complaint settlement	0.0	15.7
Add back adjustment of uncertain income tax positions	0.2	(3.1)

	$1.7	$4.2

Effective tax rate	10.0%	21.2%

Nine Months Ended September 30, 2012:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$372.2	$376.5	$(4.3)	-1%
Performance Chemicals	138.2	139.1	(0.9)	-1%
Octane Additives	52.3	58.3	(6.0)	-10%

	$562.7	$573.9	$(11.2)	-2%

Gross profit:
Fuel Specialties	$110.2	$105.6	$4.6	+4%
Performance Chemicals	33.6	35.0	(1.4)	-4%
Octane Additives	27.6	28.0	(0.4)	-1%

	$171.4	$168.6	$2.8	+2%

Gross margin (%):
Fuel Specialties	29.6	28.0	+1.6
Performance Chemicals	24.3	25.2	-0.9
Octane Additives	52.8	48.0	+4.8
Aggregate	30.5	29.4	+1.1
Operating expenses:
Fuel Specialties	$(52.0)	$(51.1)	$(0.9)	+2%
Performance Chemicals	(14.8)	(13.3)	(1.5)	+11%
Octane Additives	(5.7)	(55.8)	50.1	-90%
Pension credit/(charge)	0.2	(0.3)	0.5	-167%
Corporate costs	(25.5)	(20.3)	(5.2)	+26%

	$(97.8)	$(140.8)	$43.0	-31%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-10	+5	0	-27	-4
Price and product mix	+10	+2	+11	+5	+7
Exchange rates	0	-9	-1	0	-4

	0	-2	+10	-22	-1

Gross margin: the year on year increase of 1.6 percentage points primarily reflected the impact of improved pricing and an improved sales mix, despite competitive pressure on margins and volatile raw materials costs.

Operating expenses: the year on year increase of 2%, or $0.9 million, was primarily due to the release in 2011 of an accrual in respect of an old customer claim offset by lower legal and other professional expenses in 2012.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+13	-12	+6	0
Price and product mix	+7	+2	+3	+3
Exchange rates	-1	-7	-2	-4

	+19	-17	+7	-1

Gross margin: the year on year decrease of 0.9 percentage points primarily reflected increased competitive pressures in the Polymers market.

Operating expenses: the year on year increase of 11%, or $1.5 million, was primarily due to higher personnel-related compensation and patent costs.

Octane Additives

Net sales: decreased by 10% with reduced volumes (down 11 percentage points) offset by an improved sales mix (up 1 percentage point). In both 2012 and 2011, sales were focused in the Middle East and Northern Africa.

Gross margin: the year on year increase of 4.8 percentage points primarily reflected the lower unit cost of inventories sold in 2012 following the increase in TEL production volumes on the fixed cost base on the TEL manufacturing site.

Operating expenses: excluding the impact of the $45.0 million NewMarket Corporation civil complaint settlement in 2011, the year on year decrease of $5.1 million was primarily due to a reduction in legal and other professional expenses.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.2 million credit and a $0.3 million charge in 2012 and 2011, respectively.

Corporate costs: were $25.5 million, compared with $20.3 million a year ago. Excluding $3.0 million of acquisition-related costs in 2011, the increase was primarily due to higher accruals for share based compensation expense driven by the year on year rise in our share price.

Restructuring charge: was $0.2 million in 2012 which related to a reduction in EMEA headcount.

Impairment of Octane Additives segment goodwill: was $0.9 million and $1.7 million in 2012 and 2011, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge.

Profit on disposal: the Company recognized $0.1 million profit following the disposal of surplus real estate.

Other net (expense)/income: other net expense of $3.3 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses offset by net foreign exchange gains on foreign currency forward exchange contracts. In 2011, other net income of $8.9 million comprised $9.1 million of gains on translation of net assets denominated in non-functional currencies in our European businesses and $0.2 million sundry other expenses.

Interest expense, net: decreased from $2.4 million to $0.8 million due to the lower level of debt in 2012 and losses on interest rate swaps in 2011.

Income taxes: the effective tax rate was 18.8% and 10.1%, in 2012 and 2011, respectively. Once adjusted for the NewMarket Corporation civil complaint settlement in 2011 and for the adjustment of income tax provisions, the effective rate was 19.0% compared to 20.4% in 2011. The decrease of 1.4 percentage points was primarily due to the effective tax rate for the third quarter of 2012 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations.

(in millions)	2012	2011
Income before income taxes	$68.5	$32.6
Add back NewMarket Corporation civil complaint settlement	0.0	45.0

	$68.5	$77.6

Income taxes	$12.9	$3.3
Add back tax on NewMarket Corporation civil complaint settlement	0.0	15.7
Add back adjustment of uncertain income tax positions	0.1	(3.2)

	$13.0	$15.8

Effective tax rate	19.0%	20.4%

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

(in millions)	September 30, 2012	December 31, 2011
Total current assets	$375.1	$320.3
Total current liabilities	(152.1)	(146.0)

Working capital	223.0	174.3
Less cash and cash equivalents	(129.6)	(76.2)
Less short-term investments	(4.0)	(4.8)
Add back accrued income taxes	3.1	2.0
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	3.6	4.1
Add back current portion of unrecognized tax benefits	3.0	3.2
Add back current portion of deferred income	0.3	1.4

Adjusted working capital	$104.4	$109.0

In the first nine months of 2012 adjusted working capital decreased by $4.6 million (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities). The $6.0 million decrease in trade and other accounts receivable was primarily due to the relatively higher levels of trading in our Fuel Specialties segment in the fourth quarter of 2011. The $7.9 million increase in inventories was also primarily focused in our Fuel Specialties segment following the decision to build certain inventories of strategic importance. The $6.8 million increase in accounts payable and the current portion of accrued liabilities primarily reflected higher personnel-related compensation accruals.

Cash

At September 30, 2012 and December 31, 2011 we had cash and cash equivalents of $129.6 million and $76.2 million, respectively, of which $127.7 million and $74.1 million, respectively, was held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings but does not need to and does not expect to do so in the foreseeable future, and hence has not provided for future income taxes on the cash held by foreign subsidiaries although we will continue to monitor this position.

Short-term investments

At September 30, 2012 and December 31, 2011 we had short-term investments of $4.0 million and $4.8 million, respectively.

Debt

As at September 30, 2012, the Company had debt outstanding of $24.0 million under its finance facility and a $10.0 million promissory note. The finance facility provides for borrowings by us of up to $100.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S.. During the third quarter of 2012 the Company repaid $5.0 million of the $15.0 million promissory note.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

3.1	Amended and Restated By-laws of the Registrant. (1)

10.1	Reward for Exceptional Performance One off Bonus Plan: January 2008 – December 2012 (filed herewith). *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

Notes

(1)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011, filed May 10, 2011.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2012	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer
Date: November 1, 2012
	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer