Form 10-K
period 2012-12-31
INNOSPEC INC.
filed 2013-02-13
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2012) was approximately $489 million, based on the closing price of the common shares on the NASDAQ on June 30, 2012. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 8, 2013, 23,332,424 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 are incorporated by reference into Part III of this Form 10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies fuel additives, personal care and fragrance products and other specialty chemicals. Our products are sold primarily to oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets.

Our principal executive offices are in Littleton, Colorado. We became an independent company on May 22, 1998, when we were spun off from our then parent corporation Great Lakes Chemical Corporation (which subsequently became Chemtura Corporation). We changed our name from Octel Corp. to Innospec Inc. on January 30, 2006. Our common stock is listed on the NASDAQ under the symbol “IOSP.”

Segmental Information

Innospec divides its business into three segments for management and reporting purposes:

•	Fuel Specialties

•	Performance Chemicals

•	Octane Additives

The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is generally characterized by volatile and declining demand. For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemical products used as additives to a wide range of fuels. These fuel additive products help improve fuel efficiency, boost engine performance and reduce harmful emissions; and are used in the efficient operation of automotive, marine and aviation engines, power station generators, and heating and diesel particulate filter systems.

During 2012, we completed the acquisition of Strata Control Services, Inc. (“Strata”) to help build-out our nascent Oilfield Specialties business, and we continue to seek further opportunities for this area in 2013. Outside of this acquisition, the segment has grown organically through our development of new products to address what we believe are the key drivers in demand for fuel additives. These drivers include increased focus on fuel economy, changing engine technology and legislative developments. We have devoted substantial resources towards the development of new and improved products that may be used to improve fuel efficiency.

Our customers in this segment include national oil companies, multinational oil companies and fuel retailers.

Performance Chemicals

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets.

This segment has also grown organically, through the development and marketing of innovative products to the personal care and fragrance industries. The focus for our Performance Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.

Our customers in this segment include large multinational companies, manufacturers of personal care and household products and specialty chemical manufacturers operating in niche industries.

Octane Additives

Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and trading in respect of our environmental remediation business. We are continuing to responsibly manage the decrease in the sales of TEL for use in automotive gasoline in line with the remaining countries’ transition plans to unleaded gasoline. Cost improvement measures continue to be taken to respond to declining market demand.

Sales of TEL for use in automotive gasoline are made principally to state-owned refineries located in the Middle East and Northern Africa. Our environmental remediation business serves these customers to manage the cleanup of redundant plants as refineries complete the move away from leaded gasoline.

Strategy

Our strategy is to develop new and improved products and technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Performance Chemicals segments. The segments together have had average organic revenue growth of

7% per annum, and average operating income growth of 10% per annum, since 2007. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Performance Chemicals segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with reduced operating risk.

Geographical Area Information

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Working Capital

The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to be able to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not, however, believe that this is materially different to what our competitors do (with the exception of cetane number improvers, in which case we maintain high enough levels of inventory, as required, to retain our position as market leader in sales of these products).

The purchase of large amounts of some raw materials for our Fuel Specialties and Octane Additives segments can create some variations in working capital requirements, but these are planned and well managed by the business.

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

We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. For some raw materials the risk of cost increases is managed with commodity swaps.

The chemicals industry in general is experiencing some tightness in the supply of certain commodity materials. We continue to monitor the situation and adjust our procurement strategies as we deem appropriate. The Company forecasts its raw material requirements substantially in advance, and seeks to build long-term relationships and contractual positions with supply partners to safeguard its raw material positions. In addition, the Company operates an extensive risk management program which seeks to source key raw materials from multiple sources and to develop suitable contingency plans.

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive edge, particularly in the Fuel Specialties and Performance Chemicals segments. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.

The Company has a portfolio of trademarks and patents, both granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents were developed by the Company and, subject to maintenance obligations including the payment of renewal fees, have at least 10 years life remaining.

The trademark “Innospec” and the Innospec device in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” are registered in all jurisdictions in which the Company has a significant market presence. The Company also has trademark registrations for certain product names in all jurisdictions in which it has a significant market presence.

We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world where necessary to secure a technology base free from infringement of our intellectual property.

Customers

In 2012, the Company had a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $82.9 million (11%) of our net group sales. In 2011 and 2010, Shell accounted for $78.7 million (10%) and $67.8 million (10%) of our net group sales, respectively.

We have sales contracts with customers using fixed or formula-based prices, as appropriate, to maintain our gross profits.

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory and toxicological expertise.

Fuel Specialties: The Fuel Specialties market is generally fragmented and characterized by a small number of competitors in each submarket. The competitors in each submarket differ with no one company holding a dominant position in the Fuel Specialties market. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term relationships with refinery customers.

Performance Chemicals: We operate in three principal markets within Performance Chemicals – Personal Care; Polymers; and Fragrance Ingredients. The Personal Care market is highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. The Fragrance Ingredients and Polymers markets are more concentrated, with a small number of principal competitors. Our competitive position in all three markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

Octane Additives: We believe our Octane Additives segment is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The segment therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties and Performance Chemicals segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $19.6 million, $18.3 million and $17.6 million in 2012, 2011 and 2010, respectively.

We believe that our proven technical capabilities provide us with a significant competitive edge. In the last three years, the Fuel Specialties segment has developed new detergent, cold flow, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability has also been instrumental in enabling us to produce innovative new products within our Performance Chemicals segment including Iselux™ and Statsafe®.

Health, Safety and Environmental Matters

We are subject to environmental laws in the majority of the countries in which we conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made appropriate provision for the continued costs of compliance with environmental laws.

Our principal site giving rise to environmental remediation liabilities is the Octane Additives manufacturing site at Ellesmere Port in the United Kingdom, which management believes is the last ongoing manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed. We regularly review the future expected costs of remediation and the current estimate is reflected in Note 12 of the Notes to the Consolidated Financial Statements.

We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. This involves anticipating the program of work and the associated future expected costs, and so involves the exercise of judgment by management.

The European Union legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration process, the Company incurs expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $2 million over the next three years.

Employees

The Company had approximately 900 employees in 20 countries as at December 31, 2012.

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

The factors described below represent the principal risks associated with our business.

We are subject to extensive regulation of our international operations that could adversely affect our business and results of operations.

Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including those that prohibit improper payments to government officials, restrict where and with whom we can do business, and limit the products, software and technology that we can supply to certain countries and customers. These laws include but are not limited to, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act, U.S. sanctions and assets control programs administered by the U.S. Department of the Treasury, and the U.S. export control laws such as the regulations under the U.S. Export Administration Act, as well as similar laws and regulations in other countries relevant to our business operations. Violations of any of these laws or regulations, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.

We may be required to make additional cash contributions to our United Kingdom defined benefit pension plan and recognize greater pension charges.

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) of our United Kingdom defined benefit pension plan are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. If future plan investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then we may be required to make additional cash contributions. These events could adversely impact our results of operations, financial position and cash flows.

Competition and market conditions may adversely affect our operating results.

In certain markets, our competitors are larger than us and may have greater access to financial, technological and other resources. As a result, competitors may be better able to adapt to changes in conditions in our industries, fluctuations in the costs of raw materials or changes in global economic conditions. Competitors may also be able to introduce new products with enhanced features that may cause a decline in the demand and sales of our products. Consolidation of customers or competitors, or economic problems of customers in our markets could cause a loss of market share for our products, place downward pressure on prices, result in payment delays or non-payment, or declining plant utilization rates. These risks could adversely impact our results of operations, financial position and cash flows.

We could be adversely affected by technological changes in our industry.

Our ability to maintain or enhance our technological capabilities, develop and market products and applications that meet changing customer requirements, and successfully anticipate or respond to technological changes in a cost effective and timely manner will likely impact our future business success. We compete on a number of fronts including, but not limited to, product quality and performance. In the case of some of our products, our competitors are larger than us and may have greater access to financial, technological and other resources. Our inability to maintain a technological edge, innovate and improve our products could cause a decline in the demand and sales of our products, and adversely impact our results of operations, financial position and cash flows.

Our reliance on a small number of significant customers may have a material adverse impact on our results of operations.

Our principal customers are major multinational and state-owned oil companies, and large multinational manufacturers of personal care and household products. These industries are characterized by a concentration of a few large participants. The loss of a significant customer, a material reduction in demand by a significant customer or termination or non-renewal of a significant customer contract could adversely impact our results of operations, financial position and cash flows.

We may not be able to consummate, finance or successfully integrate future acquisitions, partnerships or other opportunities into our business, which could hinder our strategy or result in unanticipated expenses and losses.

Part of our strategy is to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing business. The success of these transactions depends on our ability to efficiently complete transactions, integrate assets and personnel acquired in these transactions, apply our internal control processes to these acquired businesses and cooperate with our strategic partners. Consummating acquisitions, partnerships or other opportunities and integrating an acquisition involve considerable expenses, resources and management time commitments, and our failure to effect these as intended could result in unanticipated expenses and losses. Post-acquisition integration may result in unforeseen difficulties and may deplete significant financial resources that could otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the benefits of an acquisition in the way we anticipated when we first entered the transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued services of our senior management. The loss of the services of one or more of our key executive personnel could affect implementation of our business plan and result in reduced profitability. Our future success also depends on the continued ability to attract, retain and motivate highly-qualified technical, sales and support staff. We cannot guarantee that we will be able to retain our key personnel or attract or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, this could adversely impact our results of operations, financial position and cash flows.

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

An information technology system failure may adversely affect our business.

We rely on information technology systems to transact our business. Like other global companies, we have, from time to time, experienced threats to our data and systems. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and protect our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. While to date we have not experienced a material cyber security breach, our systems, processes, software and network still may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. Such an information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows.

We are also continuing with the process of implementing our new, company-wide, information system platform. The new information system platform may cost more than projected or may not perform as expected, either of which could adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and other jurisdictions. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine additional tax liability for us, this could adversely impact our results of operations, financial position and cash flows.

We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our results of operations.

We generate a portion of our revenues and incur some operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of some of our overseas subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Fluctuations in these currency exchange rates affect the recorded levels of our assets and liabilities, and our results of operations.

The primary exchange rate fluctuation exposure we have is with the European Union euro, British pound sterling and Swiss franc. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so. We cannot accurately predict future exchange rate variability among these currencies or relative to the U.S. dollar. While we take steps to manage currency exchange rate exposure, including entering into hedging transactions, we cannot eliminate all exposure to future exchange rate variability. These exchange risks could adversely impact our results of operations, financial position and cash flows.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of these raw materials are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. We have entered into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. If the costs of raw materials, chemicals or energy increase, and we are not able to pass on these cost increases to our customers, then profit margins and cash flows from operating activities would be adversely impacted. If raw material costs increase significantly, then our need for working capital could increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

A disruption in the supply of raw materials or transportation services would have a material adverse impact on our results of operations.

The chemical industry is generally experiencing some tightness in the supply of certain commodity materials. Although we try to anticipate problems with supplies of raw materials or transportation services by building certain inventories of strategic importance, any significant disruption in either area could affect our ability to obtain raw materials or transportation services at affordable costs, if at all, which could adversely impact our results of operations, financial position and cash flows.

Our reliance on a small number of significant stockholders may have a material adverse impact on our stock price.

Approximately 35% of our common stock is held by four stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and South America regions. Our international operations are subject to numerous international business risks including, but not limited to, unsettled political conditions, risk of expropriation, import and export restrictions, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could adversely impact our results of operations, financial position and cash flows.

Failure to protect our intellectual property rights could adversely affect our future performance and cash flows.

Failure to maintain or protect our intellectual property rights may result in the loss of valuable technologies, or us having to pay other companies for infringing on their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending against these claims, which may cause our customers to switch to our competitors. Any of these events could adversely impact our results of operations, financial position and cash flows.

Our products are subject to extensive government scrutiny and regulation.

We are subject to regulation by federal, state, local and foreign government authorities. In some cases, we need government approval of our products, manufacturing processes and facilities before we may sell certain products. Many products are required to be registered with the U.S. Environmental Protection Agency and with comparable government agencies in the European Union and elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and must also produce product data and comply with detailed regulatory requirements.

In order to obtain regulatory approval of certain new products we must, among other things, demonstrate that the product is appropriate and effective for its intended uses, and that we are capable of manufacturing the product in accordance with applicable regulations. This approval process can be costly, time consuming, and subject to unanticipated and significant delays. We cannot be sure that necessary approvals will be granted on a timely basis or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate income from those products. New or stricter laws and regulations may be introduced that could result in additional compliance costs and prevent or inhibit the development, manufacture, distribution and sale of our products. Such outcomes could adversely impact our results of operations, financial position and cash flows.

Legal proceedings and other claims could impose substantial costs on us.

We are from time to time involved in legal proceedings that result from, and are incidental to, the conduct of our business, including employee and product liability claims. Although we maintain insurance to protect us against a variety of claims, if our insurance coverage is not adequate to cover such claims, then our results of operations, financial position and cash flows could be adversely affected.

Environmental liabilities and compliance costs could have a substantial adverse impact on our results of operations.

We operate a number of manufacturing sites and are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations, including those relating to emissions to the air, discharges to land and water, and the generation, handling, treatment and disposal of hazardous waste and other materials on these sites. We operate under numerous environmental permits and licenses, many of which require periodic notification and renewal, which is not automatic. New or stricter laws and regulations could increase our compliance burden or costs and adversely affect our ability to develop, manufacture, blend, market and supply products.

Our operations, and the operations of prior owners of our sites, pose the risk of environmental contamination which may result in fines or criminal sanctions being imposed or require significant amounts in remediation payments.

We anticipate that certain manufacturing sites may cease production over the medium to long-term and on closure, will require safely decommissioning and some environmental remediation. The extent of our obligations will depend on the future use of the sites that are affected and the environmental laws in effect at the time. We currently have made a decommissioning and remediation provision in our consolidated financial statements based on current known obligations, anticipated plans for sites and existing environmental laws. If there were to be unexpected or unknown contamination at these sites, or future plans for the sites or environmental laws change, then current provisions may prove inadequate, which could adversely impact our results of operations, financial position and cash flows.

The inability of counterparties to meet their contractual obligations could have a substantial adverse impact on our results of operations.

We sell products to oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required. We have in place a credit facility with a syndicate of banks. We use derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. We enter into derivative instruments with a diversified group of major financial institutions in order to manage the exposure to non-performance of such instruments.

We remain subject to market and credit risks including the ability of counterparties to meet their contractual obligations and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The inability of counterparties to meet their contractual obligations could have an adverse impact on our results of operations, financial position and cash flows.

The terms of our credit facility may restrict our ability to incur additional indebtedness or to otherwise expand our business.

Our revolving credit facility contains restrictive clauses which may limit our activities, and operational and financial flexibility. We may not be able to borrow under the credit facility if an event of default under the terms of the facility occurs. An event of default under the credit facility includes a material adverse change to our assets, operations or financial condition, and certain other events. The credit facility also contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.

In addition, the credit facility requires us to meet certain financial ratios, including ratios based on net debt to EBITDA and net interest expense to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the credit facility, it could adversely impact our results of operations, financial position and cash flows.

Our business is subject to the risk of manufacturing disruptions, the occurrence of which would adversely affect our results of operations.

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, labor strikes or slowdowns, explosions, mechanical failure, extreme weather, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent manufacturing cessation. Any of these factors could adversely impact our results of operations, financial position and cash flows.

Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.

Chemical related assets, and U.S. corporations such as us, may be at greater risk of future terrorist attacks than other possible targets in the U.S., the United Kingdom and throughout the world. Extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, but they can adversely impact economic conditions in general and in our specific markets. The resulting damage from such events could include loss of life, property damage or site closure. Any of these matters could adversely impact our results of operations, financial position and cash flows.

Our Octane Additives segment could decline faster than expected.

The remaining sales of the Octane Additives segment are now concentrated in a relatively small number of customers and therefore could decline quickly and dramatically and adversely impact our future results of operations, financial position and cash flows. We expect to cease sales of TEL for use in automotive gasoline in 2013, however this is dependent upon the phase out plans of the remaining countries as they transition to unleaded gasoline.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries. As a result, the SEC has adopted annual disclosure and reporting requirements for those companies which use such conflict minerals in their products. These new requirements may require due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. There may be costs associated with complying with these disclosure and reporting requirements, if relevant, including for due diligence to determine the sources of materials used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict free minerals, if desired, from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all materials used in our products through the procedures we may implement.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Littleton, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Research & Development
High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Spencer, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Crowley, Louisiana (1)	Fuel Specialties	Sales/Manufacturing/Administration
Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore, Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Widnes, United Kingdom	Performance Chemicals	Manufacturing/Administration Research & Development
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Leuna, Germany	Fuel Specialties and Performance Chemicals	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Zug, Switzerland (1)	Octane Additives	Sales/Administration

(1)	Leased property

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

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible however, that an adverse resolution of an unexpectedly large number of such individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 8, 2013 there were 1,008 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$32.81	$31.80	$33.92	$34.49
Low	$28.27	$25.56	$29.65	$29.57

2011
High	$31.94	$37.66	$35.69	$31.49
Low	$19.16	$30.86	$21.74	$22.33

Dividends

The Company declared the following cash dividend for the year ended December 31, 2012.

Date declared	Stockholders of record	Date paid	Amount per share
December 3, 2012	December 14, 2012	December 21, 2012	$2.00

On December 14, 2011, we entered into a five-year revolving credit facility which contains no restrictions on our ability to declare dividends and the Company is allowed to repurchase its own common stock as long as we are in compliance with the financial covenants in the credit facility.

Issuer Purchases of Equity Securities

No purchases of equity securities by the issuer or affiliated purchasers were made during the fourth quarter of 2012.

Repurchased common stock is held as treasury stock unless reissued under equity compensation plans.

The Company’s most recent Rule 10b5-1 and/or 10b-18 repurchase plan ended on December 31, 2011 and therefore the Company made no repurchases under such plans in 2012. The Company repurchased stock up to a total of $28.7 million in 2010 and 2011 under its previous plan which commenced on November 8, 2010 and allowed the Company to repurchase up to $5.0 million of common stock annually in 2010, 2011 and 2012. However, on September 7, 2011 the Company announced that the Board of Directors had authorized an increase in share repurchases under such Rule 10b5-1 and/or 10b-18 repurchase plan from up to $5.0 million of common stock to up to $40.0 million of common stock, dependent on market conditions. The plan was also amended to terminate on December 31, 2011. The Company may approve further share repurchase programs in the future but there are currently no active repurchase plans in place.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 2,640,000.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2007, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2007*

	2007	2008	2009	2010	2011	2012
Innospec Inc.	100.00	35.12	61.40	124.13	170.81	222.04
S&P 500 Index	100.00	61.51	75.94	85.65	85.65	97.13
NASDAQ Composite Index	100.00	59.46	85.55	100.02	98.22	113.85
Russell 2000 Index	100.00	65.20	81.64	102.30	96.72	110.88

* Excludes purchase commissions

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2012	2011	2010	2009	2008
Summary of performance:
Net sales	$776.4	$774.4	$683.2	$598.5	$640.5
Impairment of Octane Additives segment goodwill	(1.2)	(2.0)	(2.2)	(2.2)	(3.7)
Operating income	98.4	49.6	72.2	20.7	43.6
Income before income taxes	95.2	52.6	70.7	18.3	18.9
Income taxes	(26.9)	(3.7)	3.0	(11.9)	(6.3)
Net income	68.3	48.9	73.7	6.4	12.6
Net income attributable to the non-controlling interest	0.0	0.0	0.0	0.0	(0.1)
Net income attributable to Innospec Inc.	68.3	48.9	73.7	6.4	12.5
Net cash provided by operating activities	61.3	34.7	58.2	87.4	14.4
Financial position at year end:
Total assets	579.4	568.8	549.4	543.1	494.3
Long-term debt (including current portion)	30.0	35.0	47.0	51.0	73.0
Cash and cash equivalents, and short-term investments	27.5	81.0	111.3	68.6	13.9
Stockholders’ equity	$317.0	$343.1	$300.7	$157.6	$229.3
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of sales	8.8	6.3	10.8	1.1	2.0
Effective tax rate as a percentage (1)	28.3	7.0	(4.2)	65.0	33.3
Current ratio (2)	2.0	2.2	2.0	1.6	1.4
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$2.95	$2.07	$3.10	$0.27	$0.53
– Diluted	$2.86	$1.99	$2.97	$0.26	$0.51
Dividend paid per share	$2.00	$0.00	$0.00	$0.05	$0.10
Shares outstanding (basic, thousands)
– At year end	23,332	23,047	23,703	23,664	23,598
– Average during year	23,187	23,568	23,756	23,642	23,595
Closing stock price
– High	$34.49	$37.66	$22.40	$15.63	$25.29
– Low	$25.56	$19.16	$8.68	$2.79	$4.54
– At year end	$34.49	$28.07	$20.40	$10.09	$5.89

(1)	The effective tax rate is calculated as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012

Net sales	$200.8	$178.5	$183.4	$213.7
Gross profit	64.0	56.7	50.7	65.0
Operating income	31.2	24.1	17.3	25.8
Net income (2)	24.6	15.5	15.5	12.7
Net cash provided by operating activities	$18.0	$12.3	$28.7	$2.3
Per common share:
Earnings – basic	$1.07	$0.67	$0.67	$0.54
– diluted	$1.03	$0.65	$0.65	$0.53
2011

Net sales	$185.3	$186.5	$202.1	$200.5
Gross profit	52.8	58.1	57.7	57.8
Operating income/(loss)	23.9	22.4	(20.2)	23.5
Net income/(loss) (3)	21.5	24.6	(16.8)	19.6
Net cash provided by operating activities	$5.7	$5.8	$9.4	$13.8
Per common share:
Earnings/(loss) – basic	$0.91	$1.04	$(0.71)	$0.85
– diluted (1)	$0.88	$1.00	$(0.71)	$0.82

NOTES

(1)	In view of the fact that a net loss of $(16.8) million was made in the third quarter, 2011, the basic and diluted loss per common share are the same for this quarter.

(2)	Special items, before tax, during the year ended December 31, 2012 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012

Tax impact of acquisition-related funding	$0.0	$0.0	$0.0	$(7.4)
Foreign currency exchange gains/(losses)	1.1	(4.3)	(0.1)	1.3
Adjustment of income tax provisions	0.0	0.0	0.2	(0.3)
Acquisition-related costs	$0.0	$0.0	$(0.3)	$(2.5)

QUARTERLY SUMMARY (continued)

(3)	Special items, before tax, during the year ended December 31, 2011 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011

Civil complaint settlement	$0.0	$0.0	$(45.0)	$0.0
Foreign currency exchange gains/(losses)	5.5	7.9	(4.3)	(2.6)
Civil complaint legal and professional expenses	(1.0)	(3.0)	(1.5)	0.0
Adjustment of income tax provisions	(0.1)	0.0	(3.1)	(0.8)
Acquisition-related costs	$0.0	$0.0	$(3.0)	$0.0

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

Our business performance in 2012 was against a background of continued weakness in European demand due to the on-going economic difficulties, especially in Southern European countries. Demand in other developed markets continued to show slow growth, while enhanced demand for fuel and personal care products in emerging markets boosted prospects in South America and Asia-Pacific. Although global fuel demand was relatively weak, the major weakness was in gasoline demand in the developed markets of Europe and North America, driven mainly by a significant improvement in vehicle fuel economy. Diesel demand, however, was stronger, supported by global commercial fleet demand, and passenger car demand in Europe. There was limited new legislation in the developed markets, with a slow roll out of sulfur and biofuel legislation in other markets. Strong demand from the oil and gas sector, notably in North America, provided a positive environment for our nascent Oilfield Specialties business, while consumer demand for contaminant-free and natural/renewable cosmetic ingredients provides a driver for new technology in personal care. Economic difficulties in the European markets have driven softer demand for our Polymers business.

We have managed our investments in capital equipment, working capital and recruitment of additional skilled personnel in line with these market factors. Our capital program and expenses during 2012 included investment in a new information system platform, which we expect to add value to our business in 2014. During 2012, we completed the acquisition of Strata Control Services, Inc. (“Strata”) to help build-out our presence in Oilfield Specialties, and we continue to seek further opportunities for this area in 2013. We also made a non-binding offer for the TPC Group, and later withdrew this offer as we felt that we could not derive sufficient shareholder value from the deal. This aborted transaction resulted in a $2.1 million charge for acquisition-related costs in the fourth quarter. We also instituted a one-time special dividend of $2.00 per share, which was paid on December 21, 2012 to shareholders of record on December 14, 2012.

CRITICAL ACCOUNTING ESTIMATES

Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Contingencies

We are subject to legal, regulatory and other proceedings and claims. The Company discloses information concerning contingent liabilities in respect of these claims and proceedings for which an unfavorable outcome is more than remote and the potential loss could materially impact our results of operations, financial position and cash flows. We recognize within selling, general and administrative expenses liabilities for these claims and proceedings when it is probable that the Company has incurred a loss based on an unfavorable outcome and the amount of the loss can be reasonably estimated and we endeavor to fairly present, in conjunction with the disclosures of these matters in our consolidated financial statements, management’s view of our exposure. We review outstanding claims and proceedings with external counsel as appropriate to assess probability and estimates of loss. When the reasonable estimate is a range, the recognized liability will be the best estimate within the range. If no amount in the range is a better estimate than any other amount then the minimum amount of the range will be recognized.

We re-evaluate our assessments each quarter or as new and significant information becomes available. The actual cost of ultimately resolving a claim or proceeding may be significantly different from the amount of the recognized liability. In addition, because it is not permissible to recognize a liability until the loss is both probable and estimable, in some cases there may be insufficient time to recognize a liability prior to the actual incurrence of the loss (upon verdict and judgment at trial, for example, or in the case of a quickly negotiated settlement).

Environmental Liabilities

Remediation provisions at December 31, 2012 amounted to $29.3 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so. The Company has further determined that, due to the uncertain product life of TEL particularly in the market for aviation gasoline and other products being manufactured on site, there are uncertainties as to the probability and timing of the expected costs. Such uncertainties have been considered in estimating the provision.

Pensions

The Company maintains a defined benefit pension plan covering a number of its current and former employees in the United Kingdom. The Company also has other much smaller pension arrangements in the U.S. and overseas, but the obligations under those plans are not material. The United Kingdom plan is closed to future service accrual, but has a large number of deferred and current pensioners.

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $26 million and the net pension charge for 2013 by approximately $0.8 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $23 million and the net pension charge for 2013 by approximately $2.1 million.

Further information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Deferred Tax and Uncertain Income Tax Positions

At December 31, 2012, no valuation allowance is required against our foreign tax credit carry forwards within deferred tax as management believes that all the foreign tax credit carry forwards can be utilized in future periods prior to their expiration.

No deferred taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. We have no current intention to repatriate past or future earnings of our overseas subsidiaries and consider that these earnings have been reinvested overseas. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

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

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained, based on technical merits, when challenged by the taxing authorities. To the extent that we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions see Note 10 of the Notes to the Consolidated Financial Statements.

Goodwill

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Fuel Specialties, Performance Chemicals and Octane Additives. The components in each segment (including products, markets and competitors)

have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be sufficiently distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company performs its annual goodwill tests in respect of Fuel Specialties and Performance Chemicals as at December 31 each year. In reviewing for any impairment charge the fair values of the reporting segments are estimated using an after-tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2012 we had $117.6 million and $30.1 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. Our annual impairment tests as of such date indicated no impairment because the estimated fair values of those reporting segments substantially exceeded the carrying values.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, future remaining sales and corresponding cash flows that can be derived from the Octane Additives segment are being reduced, and accordingly the fair value of the Octane Additives segment is also reduced. As a result, the Company determined that quarterly impairment tests should be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment tests performed during 2012, 2011 and 2010 impairment charges of $1.2 million, $2.0 million and $2.2 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. In 2012 some of the assumptions and estimates relating to the Octane Additives segment discounted cash flows were revised as part of our planning processes (although the overall methodology was unchanged). These revisions had no material impact on the reporting of goodwill. There was $1.3 million of goodwill remaining at December 31, 2012 which relates to the Octane Additives segment and equates to the fair value of the goodwill at that date. Given the amount and predictability of the remaining future cash flows from the Octane Additives segment the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2013. However, since the remaining sales of the Octane Additives segment are concentrated around a relatively small number of customers, there is a risk that they could dramatically decline resulting in an accelerated impairment of the Octane Additives segment goodwill as the forecast discounted cash flows from that segment would be reduced.

While we believe our assumptions for impairment tests are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Other Intangible Assets (Net of Amortization) and Property, Plant and Equipment

At December 31, 2012 we had $68.6 million of other intangible assets (net of amortization), and $49.8 million of property, plant and equipment, that are discussed in Notes 7 and 5 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 13 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

We continually assess the markets and products related to these long-lived assets, as well as their specific carrying values, and have concluded that these carrying values, and amortization and depreciation periods, remain appropriate.

We also test these long-lived assets for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred. These types of events or changes in circumstances could include, but are not limited to:

•	introduction of new products with enhanced features by our competitors;

•	loss of, material reduction in purchases by, or non-renewal of a contract by, a significant customer;

•	prolonged decline in business or consumer spending;

•	sharp and unexpected rise in raw material, chemical or energy costs; and

•	new laws or regulations inhibiting the development, manufacture, distribution or sale of our products.

In order to facilitate this testing the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the assets and, if such cash flows are lower, an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital. If events occur or circumstances change it may cause a reduction in periods over which these long-lived assets are amortized or depreciated, or result in a non-cash impairment of a portion of their carrying value. A reduction in amortization or depreciation periods would have no effect on cash flows.

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. Internally developed software and other costs capitalized at December 31, 2012 were $10.1 million (2011 – $3.1 million). No amortization was recognized in 2012 (2011 – $0.0 million).

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2012	2011	2010
Net sales:
Fuel Specialties	$527.2	$521.2	$458.1
Performance Chemicals	179.6	177.0	152.7
Octane Additives	69.6	76.2	72.4

	$776.4	$774.4	$683.2

Gross profit:
Fuel Specialties	$158.7	$149.3	$145.9
Performance Chemicals	43.8	40.6	33.3
Octane Additives	33.9	36.5	34.9

	$236.4	$226.4	$214.1

Operating income:
Fuel Specialties	$87.6	$81.7	$77.6
Performance Chemicals	24.3	22.6	16.7
Octane Additives	26.0	(22.4)	25.8
Pension credit/(charge)	0.3	(0.5)	(10.8)
Corporate costs	(38.5)	(29.2)	(26.3)
Restructuring charge	(0.2)	(0.6)	(8.7)
Impairment of Octane Additives segment goodwill	(1.2)	(2.0)	(2.2)
Profit on disposal, net	0.1	0.0	0.1

Total operating income	$98.4	$49.6	$72.2

Results of Operations – Fiscal 2012 compared to Fiscal 2011:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$527.2	$521.2	$6.0	+1%
Performance Chemicals	179.6	177.0	2.6	+1%
Octane Additives	69.6	76.2	(6.6)	-9%

	$776.4	$774.4	$2.0	0%

Gross profit:
Fuel Specialties	$158.7	$149.3	$9.4	+6%
Performance Chemicals	43.8	40.6	3.2	+8%
Octane Additives	33.9	36.5	(2.6)	-7%

	$236.4	$226.4	$10.0	+4%

Gross margin (%):
Fuel Specialties	30.1	28.6	+1.5
Performance Chemicals	24.4	22.9	+1.5
Octane Additives	48.7	47.9	+0.8
Aggregate	30.4	29.2	+1.2

Operating expenses:
Fuel Specialties	$(71.1)	$(67.6)	$(3.5)	+5%
Performance Chemicals	(19.5)	(18.0)	(1.5)	+8%
Octane Additives	(7.9)	(58.9)	51.0	-87%
Pension credit/(charge)	0.3	(0.5)	0.8	n/a
Corporate costs	(38.5)	(29.2)	(9.3)	+32%

	$(136.7)	$(174.2)	$37.5	-22%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-4	+3	-5	-24	-3
Price and product mix	+7	+6	+12	+6	+7
Exchange rates	0	-8	-1	0	-3

	+3	+1	+6	-18	+1

Sales volumes in both the Americas and ASPAC declined for the second year running primarily due to lower sales of high volume but low margin products, offset by higher sales of more added value products, resulting in an improved price and product mix in both these markets. Sales volumes, and price and product mix, in EMEA continued to benefit in 2012 from new contracts and contract amendments entered into in 2011, partially offset by a weakening of the European Union euro and British pound sterling against the U.S. dollar. Avtel volumes declined 24% in 2012, compared to a 13% increase in 2011, due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market. This Avtel sales volume decline was partially offset by an improved customer mix.

Gross margin: the year on year increase of 1.5 percentage points primarily reflected a lower proportion of sales of lower margin products, specifically in the Americas and ASPAC markets, and the continued benefit in 2012 of the new contracts and contract amendments entered into in 2011. Many of the raw materials that we use are derived from petrochemical-based feedstocks and their costs were less volatile due to the stable crude oil prices experienced in 2012.

Operating expenses: the year on year increase of 5%, or $3.5 million, was primarily due to the release of a $3.7 million accrual in respect of an old customer claim in the first quarter of 2011 which did not recur in 2012. This increase was partially offset by the $0.5 million favorable impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+19	-8	+1	+4
Price and product mix	+1	+1	+5	+1
Exchange rates	-1	-6	-2	-4

	+19	-13	+4	+1

Overall sales volumes increased in this segment despite the competitive pressures faced in all the markets we serve. Improved sales volumes within the Personal Care market focused in the Americas and the global Fragrance Ingredients market, were partially offset by lower volumes due to weaker demand in our Polymers market which is focused in EMEA. Price and product mix was substantially unchanged in our larger Americas and EMEA markets, and benefitted in ASPAC due to the higher proportion of more added value products sold in 2012. Sales in all our markets, but notably EMEA, suffered from a weakening of the European Union euro and British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 1.5 percentage points reflected the continued improvement in demand across the markets despite the competitive pressures on margins, with the exception of our Polymers market. Weaker demand in our Polymers market resulted in lower sales volumes and sales prices with a consequential adverse impact on gross margin. Many of the raw materials that we use are derived from petrochemical-based feedstocks and we benefitted from the fact that their costs were less volatile due to the stable crude oil prices experienced in 2012.

Operating expenses: the year on year increase of 8%, or $1.5 million, was primarily in respect of $1.2 million higher personnel-related compensation costs, partially offset by the $0.5 million favorable impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Octane Additives

Net sales: decreased by 9% entirely in respect of lower volumes since sales mix and revenue from our environmental remediation business were unchanged. In both 2012 and 2011, sales were focused in the Middle East and Northern Africa.

Gross margin: increased marginally by 0.8 percentage points from 47.9% to 48.7%.

Operating expenses: decreased by $51.0 million primarily due to the fact that the impact of the $45.0 million NewMarket Corporation civil complaint settlement and associated $5.5 million legal and other professional expenses in 2011 did not recur in 2012.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.3 million credit and a $0.5 million charge in 2012 and 2011, respectively.

Corporate costs: the year on year increase of 32%, or $9.3 million, primarily reflected $4.7 million higher accruals for share based compensation expense, driven by the year on year rise in our stock price, including a $3.9 million higher charge in respect of the long-term incentive plan. The remainder of the increase was due to $2.7 million higher legal and other professional expenses and $2.1 million higher information technology service platform costs. Acquisition-related costs were $2.8 million and $3.0 million in 2012 and 2011, respectively.

Restructuring charge: comprised the following:

(in millions)	2012	2011
Reduction in EMEA headcount	$0.2	$0.7
Release of an accrual in respect of the relocation of a U.S. sales and administration facility	0.0	(0.1)

	$0.2	$0.6

Impairment of Octane Additives segment goodwill: was $1.2 million and $2.0 million in 2012 and 2011, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge. We expect the impairment of Octane Additives segment goodwill charge for the year ending December 31, 2013 to be approximately $1.3 million.

Profit on disposal, net: in 2012 the Company recognized $0.1 million profit following the disposal of surplus real estate.

Other net income/(expense): other net expense of $2.0 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses offset by net foreign exchange gains on foreign currency forward exchange contracts. In 2011, other net income of $6.3 million was comprised of $6.5 million of net foreign currency exchange gains and gains on translation of net assets denominated in non-functional currencies in our European businesses, and $0.2 million sundry other expenses.

Interest expense, net: decreased from $3.3 million to $1.2 million due to the lower average level of debt in 2012 and losses on interest rate swaps in 2011.

Income taxes: the effective tax rate was 28.3% and 7.0% in 2012 and 2011, respectively. The effective tax rate, once adjusted for the NewMarket Corporation civil complaint settlement, adjustment of income tax provisions and for the tax impact of acquisition-related funding, was 20.3% in 2012 compared with 15.8% in 2011. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2012	2011
Income before income taxes	$95.2	$52.6
Add back NewMarket Corporation civil complaint settlement	0.0	45.0

	$95.2	$97.6

Income taxes	$26.9	$3.7
Add back tax on NewMarket Corporation civil complaint settlement	0.0	15.7
Add back adjustment of income tax provisions	(0.2)	(4.0)
Add back tax impact of acquisition-related funding	(7.4)	0.0

	$19.3	$15.4

GAAP effective tax rate	28.3%	7.0%

Adjusted effective tax rate	20.3%	15.8%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2012	2011
Foreign tax rate differential	$(15.6)	$(9.9)
Foreign income inclusions	46.5	10.7
Foreign tax credits	(36.5)	(13.5)
Deferred tax credit from United Kingdom income tax rate reduction	$(0.5)	$(2.5)

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2012, the Company’s income tax expense benefited from a greater proportion of its overall profits arising in Switzerland than in 2011. This resulted in a $12.0 million benefit in Switzerland (2011 – $8.9 million). In addition, there was a $3.3 million benefit in relation to the United Kingdom (2011 – $0.1 million) and a $0.7 million benefit in relation to Germany (2011 – $0.9 million).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2012, the amount of Subpart F income and the associated Section 78 gross up amounted to $4.3 million (2011 – $3.0 million). The income earned by certain overseas subsidiaries taxable under the U.S. tax regime increased to $2.5 million from $2.0 million in 2011. In addition, a dividend from an overseas subsidiary, remitted to the U.S., increased foreign income inclusions by $39.0 million during 2012 (2011 – $5.5 million).

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. During 2012, an overseas dividend was remitted to the U.S. to provide funding for the Company’s acquisition program. In total, $42.8 million of foreign tax credits were utilized during 2012 to partially offset the incremental U.S. taxes arising from foreign income inclusions in the year. Of this balance, $14.2 million of foreign tax credit carry forwards from earlier years was utilized. This resulted in a decrease in the recognition of foreign tax credit carry forwards of $6.6 million during the year (2011 – a $9.4 million increase). The total tax cost of funding the Company’s acquisition program was $7.4 million.

Following the United Kingdom’s 2% reduction in the corporation tax rate from 25% to 23% in April 2013, enacted in July 2012, the Company benefitted from a net deferred tax credit of $0.5 million (2011 – $2.5 million) in the third quarter of 2012 primarily in relation to the deferred tax position of the United Kingdom defined benefit pension plan.

Further details are given in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2011 compared to Fiscal 2010:

(in millions, except ratios)	2011	2010	Change
Net sales:
Fuel Specialties	$521.2	$458.1	$63.1	+14%
Performance Chemicals	177.0	152.7	24.3	+16%
Octane Additives	76.2	72.4	3.8	+5%

	$774.4	$683.2	$91.2	+13%

Gross profit:
Fuel Specialties	$149.3	$145.9	$3.4	+2%
Performance Chemicals	40.6	33.3	7.3	+22%
Octane Additives	36.5	34.9	1.6	+5%

	$226.4	$214.1	$12.3	+6%

Gross margin (%):
Fuel Specialties	28.6	31.8	-3.2
Performance Chemicals	22.9	21.8	+1.1
Octane Additives	47.9	48.2	-0.3
Aggregate	29.2	31.3	-2.1

Operating expenses:
Fuel Specialties	$(67.6)	$(68.3)	$0.7	-1%
Performance Chemicals	(18.0)	(16.6)	(1.4)	+8%
Octane Additives	(58.9)	(9.1)	(49.8)	n/a
Pension credit/(charge)	(0.5)	(10.8)	10.3	-95%
Corporate costs	(29.2)	(26.3)	(2.9)	+11%

	$(174.2)	$(131.1)	$(43.1)	+33%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-2	+7	-9	+13	+1
Price and product mix	+11	+9	+13	+8	+11
Exchange rates	0	+5	+1	0	+2

	+9	+21	+5	+21	+14

Sales volumes in both the Americas and ASPAC declined primarily due to lower sales of high volume but low margin products, offset by higher sales of more added value products, resulting in an improved price and product mix in both these markets. Sales volumes, and price and product mix, in EMEA benefitted from new contracts and contract amendments entered into in 2011, and a strengthening of the European Union euro and British pound sterling against the U.S. dollar. Avtel volumes improved due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market.

Gross margin: the year on year decrease of 3.2 percentage points primarily reflected a higher proportion of sales of lower margin products, specifically in the EMEA market, and the competitive pressure on margins resulting from increased raw material costs despite the benefit of the new contracts and contract amendments. Many of the raw materials that we use are derived from petrochemical-based feedstocks and increases in their cost were driven by the general increase in crude oil prices experienced in 2011. In periods when raw material costs are rising there is generally a time lag before we are in a position, contractually or otherwise, to raise our prices to customers with a consequential adverse impact on margins during that lag.

Operating expenses: the year on year decrease of 1%, or $0.7 million, was primarily due to the release of a $3.7 million accrual in respect of an old customer claim in the first quarter of 2011. The release offsets increases in operating expenses due to $0.8 million higher licensing costs and the $1.8 million adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-7	-2	+12	-2
Price and product mix	+14	+15	+13	+14
Exchange rates	+1	+6	+3	+4

	+8	+19	+28	+16

Overall sales volumes declined in this segment reflecting the competitive pressures faced in all the markets we serve but especially within the Fragrance Ingredients market, offset by improved sales volumes within the Personal Care market. Price and product mix was substantially improved primarily in respect of our Polymers business which benefited from high demand. Sales in all our markets, but notably EMEA, benefitted from a strengthening of the European Union euro and British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 1.1 percentage points reflected the continued improvement in demand across the markets, especially our Polymers business, despite the competitive pressures on margins resulting from increased raw material costs. Many of the raw materials that we use are derived from petrochemical-based feedstocks and increases in their cost were driven by the general increase in crude oil prices experienced in 2011. In periods when raw material costs are rising there is generally a time lag before we are in a position, contractually or otherwise, to raise our prices to customers with a consequential adverse impact on margins during that lag.

Operating expenses: the year on year increase of 8%, or $1.4 million, was less than the 16% growth in sales as we continued to leverage the infrastructure of this segment. The increase in operating expenses primarily related to $0.7 million higher personnel-related compensation costs, a $0.5 million adverse impact of foreign currency exchange rates on our European cost base denominated in European Union euro and British pound sterling, and $0.2 million higher REACH costs.

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

Operating expenses: increased by $49.8 million due to the $45.0 million NewMarket Corporation civil complaint settlement and $1.3 million higher associated legal and other professional expenses in 2011, and the $3.0 million adjustment to the settlement accrual related to OFFP and FCPA investigations resulting in a release to the income statement in 2010.

Other Income Statement Captions

Pension credit/(charge): this non-cash charge decreased by $10.3 million to $0.5 million reflecting the reduction in the pension liability and the near elimination of the service cost since the Company closed the United Kingdom defined benefit pension plan to future service accrual with effect from March 31, 2010.

Corporate costs: were $29.2 million, compared with $26.3 million a year ago. The year on year increase of $2.9 million primarily reflected $2.8 million higher accruals for share based compensation expense, driven by the substantial year on year rise in our stock price, including a $0.8 million higher charge in respect of the long-term incentive plan; and acquisition-related costs of $3.0 million. A $3.9 million charge for the probable cost of the Company’s external compliance monitor was recognized in 2010.

Restructuring charge: comprised the following:

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

Other net income/(expense): of $6.3 million was comprised of $6.5 million of net foreign currency exchange gains and gains on translation of net assets denominated in non-functional currencies in our European businesses, and $0.2 million sundry other expenses. In 2010, other net income of $3.1 million related to net foreign currency exchange gains.

Interest expense, net: the net interest expense, including amortization of deferred finance costs, decreased from $4.6 million to $3.3 million due to the lower level of debt in 2011 and the deferred finance costs becoming fully amortized in the third quarter of 2011.

Income taxes: the effective tax rate was 7.0% and (4.2)% in 2011 and 2010, respectively. The effective tax rate, once adjusted for non-recurring items relating to the NewMarket Corporation civil complaint settlement, the adjustment of income tax provisions and for the OFFP and FCPA settlement accrual, was 15.8% in 2011 compared with 13.6% in 2010. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2011	2010
Income before income taxes	$52.6	$70.7
Add back NewMarket Corporation civil complaint settlement	45.0	0.0
Add back OFFP/FCPA settlement accrual	0.0	(3.0)

	$97.6	$67.7

Income taxes	$3.7	$(3.0)
Add back tax on NewMarket Corporation civil complaint settlement	15.7	0.0
Add back adjustment of income tax provisions	(4.0)	12.2

	$15.4	$9.2

GAAP effective tax rate	7.0%	(4.2)%

Adjusted effective tax rate	15.8%	13.6%

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

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. During 2011, an additional $6.1 million of foreign tax credit carry forwards were generated, primarily due to the overseas dividend remitted to the U.S. in the year. This increase in foreign tax credit carry forwards and accompanying extension of expiration period allowed the recognition of a further $9.4 million of foreign tax credit carry forwards as compared to $2.7 million in 2010.

Following the United Kingdom’s 2% reduction in the corporation tax rate from 27% to 25% in April 2012, enacted in July 2011, the Company benefited from a net deferred tax credit of $2.5 million in the third quarter of 2011 primarily in respect of pension plan unrecognized actuarial net losses.

Further details are given in Note 10 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

The Company believes that adjusted working capital, a non-GAAP financial measure, provides useful information to investors in evaluating the Company’s underlying performance and identifying operating trends. Management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations. Items excluded from the adjusted working capital calculation are listed in the table below and represent factors which do not fluctuate in line with the day to day working capital needs of the business.

(in millions)	2012	2011
Total current assets	$296.6	$320.3
Total current liabilities	(147.3)	(146.0)

Working capital	149.3	174.3
Less cash and cash equivalents	(22.4)	(76.2)
Less short-term investments	(5.1)	(4.8)
Less current portion of deferred tax assets	(11.0)	0.0
Add back accrued income taxes	3.2	2.0
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	5.1	4.1
Add back current portion of unrecognized tax benefits	3.0	3.2
Add back current portion of deferred tax liabilities	0.2	0.0
Add back current portion of deferred income	1.4	1.4

Adjusted working capital	$128.7	$109.0

In 2012 our adjusted working capital (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and the current portion of accrued liabilities rather than total current assets less total current liabilities) increased by $19.7 million of which $2.2 million related to the working capital of Strata purchased on December 24, 2012 and included in the consolidated balance sheet as at December 31, 2012.

The $16.3 million increase in trade and other accounts receivable was predominantly focused in our Fuel Specialties segment whose fourth quarter sales increased 7%, or $10.3 million, compared to the fourth quarter in 2011. In addition, days’ sales outstanding in our Fuel Specialties segment worsened from 40 days as at December 31, 2011 to 44 days as at December 31, 2012, though this was partially offset by a corresponding improvement in our Performance Chemicals segment over the same period from 45 days to 43 days. Trade receivables in our Octane Additives segment are primarily driven by the timing of shipments to major customers, and the associated sales terms of those shipments, of which there was a significant shipment in both December 2012 and 2011 and accordingly trade and other accounts receivable in that segment were largely unchanged.

The $2.4 million increase in inventories was focused in our Performance Chemicals segment following the decision to build certain product inventories of strategic importance, and to facilitate the 9% sales growth achieved during the fourth quarter and anticipated sales growth in 2013. Days’ sales in inventory in our Fuel Specialties segment declined from 72 days as at December 31, 2011 to 69 days as at December 31, 2012. However, days’ sales in inventory in our Performance Chemicals segment increased substantially over the same period from 91 days to 101 days as we built inventories.

Prepaid expenses increased marginally from $4.0 million to $4.1 million.

The moderate $0.9 million decrease in accounts payable and the current portion of accrued liabilities was primarily due to payments made in 2012 to the Government Authorities. Outside of those payments, accounts payable and the current portion of accrued liabilities in each of our reporting segments as at December 31, 2012 and 2011, were largely unchanged except for Performance Chemicals for which creditor days increased from 22 days to 41 days and absolute level of accounts payable and the current portion of accrued liabilities increased in line with production and inventories.

Operating Cash Flows

We generated cash from operating activities of $61.3 million, $34.7 million and $58.2 million in 2012, 2011 and 2010, respectively. The increase in cash provided by operating activities from 2011 to 2012 of $26.6 million was primarily due to our increased profitability rather than trading levels, as net income increased by $19.4 million from $48.9 million to $68.3 million. In addition, in 2012 we benefited from more stable working capital levels compared to 2011. In 2011 our working capital requirements increased by $43.3 million in order to support the substantially increased trading levels when net sales increased by 13.3%, or $91.2 million, from $683.2 million to $774.4 million. In 2012 net sales increased by 0.3%, or $2.0 million, from $774.4 million to $776.4 million. The decrease in cash provided by operating activities from 2010 to 2011 of $23.5 million was primarily due to the $25.0 million paid in cash in September 2011 in settlement of the NewMarket Corporation civil complaint.

Cash

At December 31, 2012 and 2011 we had cash and cash equivalents of $22.4 million and $76.2 million, respectively, of which $17.5 million and $74.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a further repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term Investments

At December 31, 2012 and 2011 we had short-term investments of $5.1 million and $4.8 million, respectively.

Debt

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings by us of up to $100.0 million. The credit facility carries an interest rate based on U.S. LIBOR plus a margin of between 1.50% and 2.25% which is dependent on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the credit facility. The credit facility can be drawn down until it expires on December 14, 2016 and may be drawn down in full in the U.S..

The current credit facility contains restrictions which may limit our activities, and operational and financial flexibility. We may not be able to borrow if an event of default is outstanding, which includes a material adverse change to our assets, operations or financial condition. The credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, effect a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 2.5:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2012 and expects to not breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

As at December 31, 2012, we had $20.0 million of debt outstanding under the revolving credit facility.

Under the terms of our September 13, 2011 settlement with NewMarket Corporation, we issued a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum). The first installment was paid on September 7, 2012.

The debt maturity profile as at December 31, 2012 is set out below:

(in millions)
2013	$5.0
2014	5.0
2015	0.0
2016	20.0

30.0
Current portion of long-term debt	(5.0)

Long-term debt, net of current portion	$25.0

Outlook

At December 31, 2012, the Company had cash, cash equivalents and short-term investments of $27.5 million and debt of $30.0 million resulting in net debt of $2.5 million.

The Company expects to fund its operations over at least the next 12 months from a combination of operating cash flows and its revolving credit facility. Under the credit facility we have the ability to draw down up to $100.0 million, of which $20.0 million was drawn down at December 31, 2012, so long as we are in compliance with all financial covenants therein.

Contractual Commitments

The following represents contractual commitments at December 31, 2012 and the effect of those obligations on future cash flows:

(in millions)	Total	2013	2014-15	2016-17	Thereafter
Operating activities
OFFP/FCPA payments	$3.7	$3.7	$0.0	$0.0	$0.0
Compliance monitor	1.3	1.3	0.0	0.0	0.0
Planned funding of pension obligations	58.6	11.2	22.4	14.4	10.6
Remediation payments	29.3	5.0	5.5	2.7	16.1
Severance payments	1.1	0.1	1.0	0.0	0.0
Operating lease commitments	7.5	2.1	2.6	1.9	0.9
Raw material purchase obligations	18.1	6.0	6.0	6.1	0.0
Interest payments on debt	2.5	0.6	1.2	0.7	0.0

Investing activities
Capital commitments	2.7	2.7	0.0	0.0	0.0

Financing activities
Long-term debt obligations	30.0	5.0	5.0	20.0	0.0
Acquisition-related contingent consideration	5.0	0.0	5.0	0.0	0.0

Total	$159.8	$37.7	$48.7	$45.8	$27.6

Operating activities

Following the previously-disclosed resolution of certain government investigations and other matters, further details of which are given in Note 17 of the Notes to the Consolidated Financial Statements, the Company is committed to paying associated fines, penalties and disgorgements over a period of four years commencing 2010; and the future compliance monitor expenses until December 31, 2013.

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $11.2 million in 2013-15, $7.2 million in 2016-17 and $5.3 million in 2018-19. It is not considered meaningful to predict amounts beyond 2019 since there are too many uncertainties including future returns on assets, pension increases and inflation.

Remediation payments represent those cash flows that the Company is currently obligated to pay in respect of environmental remediation of current and former facilities. It does not include any discretionary remediation costs that the Company may choose to incur.

Severance payments represent those cash flows that the Company is currently obligated to pay in respect of severance costs associated with exit or disposal activities and post-employment benefits.

Operating lease commitments relate primarily to office space, motor vehicles and various items of computer and office equipment which are expected to be renewed and replaced in the normal course of business.

Raw material purchase obligations relate to certain long-term raw material contracts which stipulate fixed or minimum quantities to be purchased; fixed, minimum or variable cost provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The estimated payments included in the table above reflect the variable interest charge on long-term debt obligations. Estimated commitment fees are also included and interest income is excluded.

Due to the uncertainty regarding the nature of tax audits, particularly those which are not currently underway, it is not meaningful to predict the outcome of obligations related to unrecognized tax benefits. Further disclosure is provided in Note 10 of the Notes to the Consolidated Financial Statements.

Investing activities

Capital commitments relate to certain capital projects that the Company has committed to undertake.

Financing activities

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings of up to $100.0 million. The credit facility can be drawn down until it expires on December 14, 2016. At December 31, 2012, $20.0 million was drawn under the revolving credit facility.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which was paid on September 7, 2012.

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata Control Services, Inc. (“Strata”), a private company based in Crowley, Louisiana, for a consideration of approximately $60.0 million. Of this consideration, $5.0 million is payable in cash in 2015 contingent upon the achievement of certain pre-determined financial targets which we currently expect to be achieved. For accounting purposes only, we are required under GAAP, in accordance with our accounting policy, to discount this acquisition-related contingent consideration to its fair value of $4.3 million.

Environmental Matters and Plant Closures

Under certain environmental laws the Company is responsible for the remediation of hazardous substances or wastes at currently or formerly owned or operated properties.

As most of our manufacturing operations have been conducted outside the U.S., we expect that liability pertaining to the investigation and remediation of contaminated properties is likely to be determined under non-U.S. law.

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws. Full provision has been made for the committed costs of $29.3 million at December 31, 2012. Expenditure against provisions was $2.1 million, $3.1 million and $2.7 million in the years 2012, 2011 and 2010, respectively.

Total severance expenditure was $0.6 million, $0.7 million and $0.4 million in the years 2012, 2011 and 2010, respectively.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2012 the Company had cash, cash equivalents and short-term investments of $27.5 million, no bank overdraft and long-term debt of $30.0 million (including current portion). Long-term debt comprises a revolving credit facility which provides for borrowings by us of up to $100.0 million and a $10.0 million promissory note to NewMarket Corporation. The credit facility carries an interest rate based on U.S. LIBOR plus a margin of between 1.50% and 2.25% which is dependent on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the credit facility. The promissory note carries simple interest at 1% per annum. At December 31, 2012, $20.0 million was drawn under the revolving credit facility. As management does not expect the credit facility to be drawn down in the long-term, the Company has not entered into interest rate swap agreements in relation to this.

On the basis that interest on $10.0 million of the $30.0 million long-term debt (including current portion) is fixed and that the Company would receive interest on the $27.5 million positive cash balances and short-term investments, then the interest payable on variable debt (excluding the margin) is more than offset by the interest receivable on positive cash balances and short-term investments. On a gross basis, assuming no additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates on the variable debt of $20.0 million for a one-year period would impact net income and cash flows by approximately $0.2 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.1 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes.

Exchange Rate Risk

The Company generates an element of its revenues and incurs some operating costs in currencies other than the U.S. dollar. The reporting currency of the Company is the U.S. dollar.

The Company evaluates the functional currency of each reporting unit according to the economic environment in which it operates. Several major subsidiaries of the Company operating outside of the U.S. have the U.S. dollar as their functional currency due to the nature of the markets in which they operate. In addition, the financial position and results of operations of some of our overseas subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements.

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

The Company’s objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign currency exchange rates change to protect the U.S. dollar value of its existing foreign currency denominated assets, liabilities, commitments, and cash flows. The Company also uses foreign currency forward exchange contracts to offset a portion of the Company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency denominated revenues. The objective of the hedging program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

The trading of our Fuel Specialties and Performance Chemicals reporting segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.9 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

Raw Material Cost Risk

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have no or little control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. We have entered into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could similarly increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (“Innospec”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income and accumulated other comprehensive loss, cash flows and stockholders’ equity for each of the years then ended. We also have audited Innospec’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innospec’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” appearing in item 9A of the Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Innospec’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innospec as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Innospec maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Innospec acquired Strata Control Services, Inc. (“Strata”) on December 24, 2012, and management excluded from its assessment of the effectiveness of Innospec’s internal control over financial reporting as of December 31, 2012, Strata’s internal control over financial reporting associated with total assets of $59.4 million included in the consolidated financial statements of Innospec as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Innospec also excluded an evaluation of the internal control over financial reporting of Strata.

/s/ KPMG Audit Plc

Manchester, United Kingdom

February 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

In our opinion, the accompanying consolidated statements of income, stockholders’ equity, comprehensive income and accumulated other comprehensive loss, and cash flows for the period ended December 31, 2010 present fairly, in all material respects, the results of Innospec Inc. and its subsidiaries operations and their cash flows for the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 18, 2011

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2012	2011	2010
Net sales	$776.4	$774.4	$683.2
Cost of goods sold	(540.0)	(548.0)	(469.1)

Gross profit	236.4	226.4	214.1

Operating expenses:
Selling, general and administrative	(117.1)	(155.9)	(113.5)
Research and development	(19.6)	(18.3)	(17.6)
Restructuring charge	(0.2)	(0.6)	(8.7)
Impairment of Octane Additives segment goodwill	(1.2)	(2.0)	(2.2)
Profit on disposal, net	0.1	0.0	0.1

Total operating expenses	(138.0)	(176.8)	(141.9)

Operating income	98.4	49.6	72.2
Other net income/(expense)	(2.0)	6.3	3.1
Interest expense	(1.8)	(3.9)	(5.1)
Interest income	0.6	0.6	0.5

Income before income taxes	95.2	52.6	70.7
Income taxes	(26.9)	(3.7)	3.0

Net income	$68.3	$48.9	$73.7

Earnings per share:
Basic	$2.95	$2.07	$3.10

Diluted	$2.86	$1.99	$2.97

Weighted average shares outstanding (in thousands):
Basic	23,187	23,568	23,756

Diluted	23,850	24,520	24,814

Dividend declared per common share	$2.00	$0.00	$0.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2012	2011	2010
Net income	$68.3	$48.9	$73.7
Changes in cumulative translation adjustment	7.2	(3.9)	(15.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0 million, $0.3 million and $0.0 million, respectively	(0.1)	(0.7)	0.0
Amortization of actuarial net losses, net of tax of $(0.3) million, $(0.1) million and $(1.4) million, respectively	1.0	0.2	3.8
Gain on pension plan amendment, net of tax of $0.0 million, $0.0 million and $(4.8) million, respectively	0.0	0.0	12.3
Deferred taxes (2), (1)	0.0	(2.6)	(2.3)
Amortization of prior service credit, net of tax of $0.3 million, $0.4 million and $0.3 million, respectively	(1.0)	(0.9)	(0.6)
Actuarial net (losses)/gains arising during the year, net of tax of $17.8 million, $(6.6) million and $(26.6) million, respectively	(58.5)	19.5	71.9

Total comprehensive income	$16.9	$60.5	$143.2

ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2012	2011	2010
Cumulative translation adjustment	$(34.9)	$(42.1)	$(38.2)
Unrealized gains on derivative instruments, net of tax of $0.0 million, $0.0 million and $(0.3) million, respectively	0.1	0.2	0.9
Unrecognized actuarial net losses, net of tax of $43.8 million, $26.0 million and $34.9 million, respectively	(136.6)	(78.1)	(94.3)

Accumulated other comprehensive loss	$(171.4)	$(120.0)	$(131.6)

(1)	Impact on deferred taxes during the year ended December 31, 2010 of a change in the associated tax rate on the unrecognized actuarial net losses of $164.6 million (net of deferred taxes of $64.1 million) previously recognized in other comprehensive loss.

(2)	Impact on deferred taxes during the year ended December 31, 2011 of a change in the associated tax rate on the unrecognized actuarial net losses of $94.8 million (net of deferred taxes of $35.1 million) previously recognized in other comprehensive loss.

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$22.4	$76.2
Short-term investments	5.1	4.8
Trade and other accounts receivable (less allowances of $1.9 and $2.0, respectively)	115.7	99.4
Inventories (less allowances of $8.9 and $6.6, respectively):
Finished goods	75.2	81.3
Work in progress	1.5	1.4
Raw materials	61.6	53.2

Total inventories	138.3	135.9
Current portion of deferred tax assets	11.0	0.0
Prepaid expenses	4.1	4.0

Total current assets	296.6	320.3
Property, plant and equipment	49.8	45.9
Goodwill	149.0	141.5
Other intangible assets	68.6	17.7
Deferred finance costs	1.3	1.7
Deferred tax assets, net of current portion	12.7	19.7
Pension asset	0.0	21.4
Other non-current assets	1.4	0.6

Total assets	$579.4	$568.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.3	$53.3
Current portion of accrued liabilities	72.1	77.0
Accrued income taxes	3.2	2.0
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	5.1	4.1
Current portion of unrecognized tax benefits	3.0	3.2
Current portion of deferred tax liabilities	0.2	0.0
Current portion of deferred income	1.4	1.4

Total current liabilities	147.3	146.0
Accrued liabilities, net of current portion	0.0	4.9
Long-term debt, net of current portion	25.0	30.0
Plant closure provisions, net of current portion	25.3	24.5
Unrecognized tax benefits, net of current portion	9.8	9.4
Deferred tax liabilities, net of current portion	3.6	2.9
Pension liabilities	46.0	6.3
Acquisition-related contingent consideration	4.3	0.0
Other non-current liabilities	0.2	0.8
Deferred income, net of current portion	0.9	0.9
Commitments and contingencies	0.0	0.0

Stockholders’ Equity
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	292.1	291.5
Treasury stock (6,222,076 and 6,507,081 shares at cost, respectively)	(85.0)	(88.1)
Retained earnings	281.0	259.4
Accumulated other comprehensive loss	(171.4)	(120.0)

Total stockholders’ equity	317.0	343.1

Total liabilities and stockholders’ equity	$579.4	$568.8

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$68.3	$48.9	$73.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.5	14.4	15.4
Impairment of Octane Additives segment goodwill	1.2	2.0	2.2
Deferred taxes	12.6	(4.0)	(14.9)
Profit on disposal of property, plant and equipment, net	(0.1)	0.0	(0.1)
(Repayment)/issue of promissory note in civil complaint settlement	(5.0)	15.0	0.0
Non-cash issue of treasury stock in civil complaint settlement	0.0	5.0	0.0
Changes in working capital:
Trade and other accounts receivable	(14.1)	(15.3)	4.8
Inventories	(1.0)	(14.3)	(2.3)
Prepaid expenses	0.1	0.0	(0.2)
Accounts payable and accrued liabilities	(5.5)	(13.7)	(11.5)
Excess tax benefit from stock based payment arrangements	(2.2)	(1.1)	0.0
Accrued income taxes	1.0	(4.1)	(0.1)
Movement on plant closure provisions	1.8	1.1	(0.8)
Cash contributions to defined benefit pension plans	(9.4)	(9.5)	(15.6)
Non-cash expense of defined benefit pension plans	0.1	1.0	19.0
Stock option compensation	3.1	3.1	0.8
Movements on unrecognized tax benefits	0.2	4.0	(10.8)
Movements on other non-current assets and liabilities	(1.3)	2.2	(1.4)

Net cash provided by operating activities	61.3	34.7	58.2

Cash Flows from Investing Activities
Capital expenditures	(8.8)	(7.0)	(8.8)
Business combinations, net of cash acquired	(53.1)	0.0	0.0
Internally developed software and other costs	(8.5)	(3.1)	0.0
Proceeds on disposal of property, plant and equipment	0.2	0.0	0.2
Purchase of short-term investments	(5.0)	(5.0)	(7.5)
Sale of short-term investments	4.9	4.4	3.3

Net cash (used in) investing activities	(70.3)	(10.7)	(12.8)

Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	0.0	13.0	6.0
Repayment of term loan	0.0	(40.0)	(10.0)
Refinancing costs	0.0	(1.7)	0.0
Excess tax benefit from stock based payment arrangements	2.2	1.1	0.0
Dividend paid	(46.7)	0.0	0.0
Issue of treasury stock	1.2	0.7	0.2
Repurchase of common stock	(1.4)	(28.1)	(2.7)

Net cash (used in) financing activities	(44.7)	(55.0)	(6.5)
Effect of foreign currency exchange rate changes on cash	(0.1)	0.1	(0.4)

Net change in cash and cash equivalents	(53.8)	(30.9)	38.5
Cash and cash equivalents at beginning of year	76.2	107.1	68.6

Cash and cash equivalents at end of year	$22.4	$76.2	$107.1

Amortization of deferred finance costs of $0.4 million (2011 – $0.5 million, 2010 – $1.4 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	$0.3	$285.8	$(64.2)	$136.8	$(201.1)	$157.6
Net income				73.7		73.7
Changes in cumulative translation adjustment					(15.6)	(15.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					0.0	0.0
Treasury stock re-issued			2.1			2.1
Treasury stock repurchased			(2.7)			(2.7)
Stock option compensation		0.5				0.5
Amortization of actuarial net losses, net of tax					3.8	3.8
Gain on pension plan amendment, net of tax					12.3	12.3
Deferred taxes (1)					(2.3)	(2.3)
Amortization of prior service credit, net of tax					(0.6)	(0.6)
Actuarial net gains arising during the year, net of tax					71.9	71.9

Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7
Net income				48.9		48.9
Changes in cumulative translation adjustment					(3.9)	(3.9)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.7)	(0.7)
Treasury stock re-issued		0.9	4.8			5.7
Treasury stock repurchased			(28.1)			(28.1)
Stock option compensation		4.3				4.3
Amortization of actuarial net losses, net of tax					0.2	0.2
Deferred taxes (2)					(2.6)	(2.6)
Amortization of prior service credit, net of tax					(0.9)	(0.9)
Actuarial net gains arising during the year, net of tax					19.5	19.5

Balance at December 31, 2011	$0.3	$291.5	$(88.1)	$259.4	$(120.0)	$343.1
Net income				68.3		68.3
Dividend paid ($2.00 per share)				(46.7)		(46.7)
Changes in cumulative translation adjustment					7.2	7.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(3.5)	4.5			1.0
Treasury stock repurchased			(1.4)			(1.4)
Stock option compensation		2.1				2.1
Fair value of Strata acquisition-related contingently issuable shares		2.0				2.0
Amortization of actuarial net losses, net of tax					1.0	1.0
Amortization of prior service credit, net of tax					(1.0)	(1.0)
Actuarial net losses arising during the year, net of tax					(58.5)	(58.5)

Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$281.0	$(171.4)	$317.0

(1)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $164.6 million (net of deferred taxes of $64.1 million) previously recognized in other comprehensive loss.

(2)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses of $94.8 million (net of deferred taxes of $35.1 million) previously recognized in other comprehensive loss.

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, personal care and fragrance products and other specialty chemicals. Our products are sold primarily to oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets. Principal product lines and reportable segments are Fuel Specialties, Performance Chemicals and Octane Additives.

See Note 3 for financial information on the Company’s reportable segments.

Following a review of internally developed software and other costs capitalized in 2011, a reclassification of $1.6 million has been made in the fourth quarter of 2012, from internally developed software and other costs to property, plant and equipment, for costs related to the development of new information technology infrastructure. Prior year comparatives have not been conformed to current year classifications.

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

Trade and other accounts receivable: The Company records trade and other accounts receivable at net realizable value and maintains allowances for customers not making required payments. The Company determines the adequacy of allowances by periodically evaluating each customer receivable considering our customer’s financial condition, credit history and current economic conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories: Inventories are stated at the lower of cost (FIFO method) or market value. Cost includes materials, labor and an appropriate proportion of plant overheads. The Company accrues volume discounts where it is probable that the required volume will be attained and the amount can be reasonably estimated. The discounts are recorded as a reduction in the cost of materials based on projected purchases over the period of the agreement. Inventories are adjusted for estimated obsolescence and written down to market value based on estimates of future demand and market conditions.

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

Goodwill and other intangible assets: Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to at least annual impairment tests based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment testing of the goodwill relating to the Fuel Specialties and Performance Chemicals segments is December 31. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments. Octane Additives segment goodwill is tested for impairment at the end of each quarter. As expected the decline in the Octane Additives market has resulted in quarterly impairment charges being incurred from the first quarter of 2004 onwards. It is highly likely that further quarterly charges will be incurred in future years as the market continues to decline. The Company capitalizes software development costs, including licenses, subsequent to the establishment of technological feasibility. Other intangible assets deemed to have finite lives, including software development costs and licenses, are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental compliance and remediation: Environmental compliance costs include ongoing maintenance, monitoring and similar costs. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.

Acquisition-related contingent and deferred consideration: Deferred consideration payable in cash is discounted to its fair value. Where deferred consideration is contingent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made. This contingent deferred consideration is re-assessed annually and a corresponding adjustment is recognized in operating income, and the associated liability, to reflect the passage of time accretion expense and any revisions to the amount or timing of the initial measurement.

Revenue recognition: The Company supplies products to customers from its various manufacturing sites, and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when legal title, which is defined and generally accepted in the standard terms and conditions, and risk of loss transfers between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net sales: All amounts billed to customers relating to shipping and handling are classified as net sales. Shipping and handling costs incurred by the Company are classified as cost of goods sold.

Components of cost of goods sold: Cost of goods sold is comprised of raw material costs including inbound freight, duty and non-recoverable taxes, inbound handling costs associated with the receipt of raw materials, packaging materials, manufacturing costs including labor costs, maintenance and utility costs, plant and engineering overheads, amortization expense for certain other intangible assets, warehousing and outbound shipping costs and handling costs. Inventory losses and provisions and the costs of customer claims are also recognized in the cost of goods line item.

Components of selling, general and administrative expenses: Selling expenses comprise the costs of the direct sales force, and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions, amortization expense for certain other intangible assets, and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal and settlement costs for litigation in which the Company is involved is made and reported in the administrative expense line item.

Research and development expenses: Research, development and testing costs are expensed to the income statement as incurred.

Earnings per share: Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period.

Foreign currencies: The Company’s policy is that exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur, and gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement. Gains or losses on foreign currency translations are included in other net income/(expense) in the income statement.

Share based compensation plans: The Company accounts for employee stock options under the fair value method. Accordingly, share based compensation is measured at the grant date based on the fair value of the options. The Company uses the straight-line attribution method to recognize share based compensation costs over the service period of the option.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plans and other post-employment benefits: The Company recognizes the funded status of defined benefit post-retirement plans on the consolidated balance sheets and changes in the funded status in comprehensive income. The measurement date of the plan’s funded status is the same as the Company’s fiscal year-end.

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

Note 3.    Segmental Reporting and Geographical Area Data

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. On September 20, 2012, the Company announced its Active Chemicals segment would be renamed Performance Chemicals, effective October 1, 2012, to make the purpose of its products clearer to the customers it serves. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is generally characterized by volatile and declining demand.

In 2012, the Company had a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $82.9 million (11%) of our net group sales. In 2011 and 2010, Shell accounted for $78.7 million (10%) and $67.8 million (10%) of our net group sales, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2012	2011	2010
Net sales:
Fuel Specialties	$527.2	$521.2	$458.1
Performance Chemicals	179.6	177.0	152.7
Octane Additives	69.6	76.2	72.4

	$776.4	$774.4	$683.2

Gross profit:
Fuel Specialties	$158.7	$149.3	$145.9
Performance Chemicals	43.8	40.6	33.3
Octane Additives	33.9	36.5	34.9

	$236.4	$226.4	$214.1

Operating income:
Fuel Specialties	$87.6	$81.7	$77.6
Performance Chemicals	24.3	22.6	16.7
Octane Additives	26.0	(22.4)	25.8
Pension credit/(charge)	0.3	(0.5)	(10.8)
Corporate costs	(38.5)	(29.2)	(26.3)
Restructuring charge	(0.2)	(0.6)	(8.7)
Impairment of Octane Additives segment goodwill	(1.2)	(2.0)	(2.2)
Profit on disposal, net	0.1	0.0	0.1

Total operating income	$98.4	$49.6	$72.2

Identifiable assets at year end:
Fuel Specialties	$356.6	$281.5	$260.4
Performance Chemicals	113.4	106.7	104.8
Octane Additives	48.9	51.5	65.9
Corporate	60.5	129.1	118.3

	$579.4	$568.8	$549.4

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

Sales by geographical area are reported by source (where the transactions originate) and by destination (where the final sales to customers are made). Intercompany sales are priced to recover cost plus an appropriate mark-up for profit and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

(in millions)	2012	2011	2010
Net sales by source:
United States	$274.1	$265.6	$238.4
United Kingdom	475.1	482.8	431.8
Rest of Europe	142.8	151.7	106.8
Other	0.5	0.9	0.7
Sales between areas	(116.1)	(126.6)	(94.5)

	$776.4	$774.4	$683.2

Net sales by destination:
United States	$272.4	$248.2	$231.4
United Kingdom	38.8	48.5	26.8
Rest of Europe	331.0	304.2	235.1
Other	134.2	173.5	189.9

	$776.4	$774.4	$683.2

Income before income taxes:
United States	$5.6	$(42.6)	$11.1
United Kingdom	38.2	39.0	25.5
Rest of Europe	52.6	58.2	36.6
Other	0.0	0.0	(0.3)
Impairment of Octane Additives segment goodwill	(1.2)	(2.0)	(2.2)

	$95.2	$52.6	$70.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2012	2011	2010
Long-lived assets at year end:
United States	$31.5	$22.0	$16.7
United Kingdom	28.7	32.4	40.1
Rest of Europe	11.5	10.9	11.6

	$71.7	$65.3	$68.4

Identifiable assets at year end:
United States	$174.1	$123.2	$97.4
United Kingdom	192.1	253.8	255.5
Rest of Europe	63.8	49.8	52.4
Other	0.4	0.5	0.5
Goodwill	149.0	141.5	143.6

	$579.4	$568.8	$549.4

Note 4.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2012	2011	2010
Numerator (in millions):
Net income available to common stockholders	$68.3	$48.9	$73.7

Denominator (in thousands):
Weighted average common shares outstanding	23,187	23,568	23,756
Dilutive effect of stock options and awards	663	952	1,058

Denominator for diluted earnings per share	23,850	24,520	24,814

Net income per share, basic:	$2.95	$2.07	$3.10

Net income per share, diluted:	$2.86	$1.99	$2.97

In 2012, 2011 and 2010 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 1,380, 690 and 61,808 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2012	2011
Land	$7.2	$7.1
Buildings	6.5	5.1
Equipment	129.0	113.3
Work in progress	3.5	8.2

	146.2	133.7
Less accumulated depreciation	(96.4)	(87.8)

	$49.8	$45.9

Of the total net book value of equipment at December 31, 2012 and 2011 no amounts are in respect of assets held under capital leases.

Depreciation charges were $7.0 million, $9.2 million and $9.3 million in 2012, 2011 and 2010, respectively.

The estimated additional cost to complete work in progress is $2.7 million (2011 – $0.9 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Goodwill

The following table analyzes goodwill for 2012 and 2011. The change in the gross cost between 2011 and 2012 is due to foreign currency exchange rate fluctuations.

(in millions)	Fuel Specialties	Performance Chemicals	Octane Additives	Total
At January 1, 2011
Gross cost	$108.9	$30.1	$236.6	$375.6
Accumulated impairment losses	0.0	0.0	(232.0)	(232.0)

Net book amount	108.9	30.1	4.6	143.6

Exchange effect	(0.1)	0.0	0.0	(0.1)
Impairment losses	0.0	0.0	(2.0)	(2.0)

At December 31, 2011
Gross cost	108.8	30.1	236.6	375.5
Accumulated impairment losses	0.0	0.0	(234.0)	(234.0)

Net book amount	108.8	30.1	2.6	141.5

Exchange effect	0.1	0.0	(0.1)	0.0
Acquisitions	8.7	0.0	0.0	8.7
Impairment losses	0.0	0.0	(1.2)	(1.2)

At December 31, 2012
Gross cost	117.6	30.1	236.5	384.2
Accumulated impairment losses	0.0	0.0	(235.2)	(235.2)

Net book amount	$117.6	$30.1	$1.3	$149.0

Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Fuel Specialties, Performance Chemicals and Octane Additives. The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

To determine the fair value of each of our segments we utilize a discounted cash flow methodology based on the forecasted future after-tax cash flows from operations for each

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since we believe this provides the best approximation of fair value. This methodology requires us to make assumptions and estimates including those in respect of future revenue growth and gross margins, which are based upon our long range plans, and the Company’s weighted average cost of capital. Our long range plans are regularly updated as part of our planning processes and are reviewed and approved by management and our Board of Directors. We assume terminal values for the Fuel Specialties and Performance Chemicals reporting units which are added to the present value of the relevant forecasted future cash flows. We assume no terminal value for the Octane Additives reporting unit beyond its estimated future life. The discounted cash flow methodology does not assume a control premium. We use a discount rate equivalent to the Company’s weighted average cost of capital which is estimated by reference to the overall after-tax rate of return required by equity and debt market participants in the Company. We assign assets and liabilities, including deferred taxes and goodwill, to our reporting units if the asset or liability relates to the operations of that reporting unit and is included in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of our reporting units.

In 2012 some of the assumptions and estimates underpinning our discounted cash flows were revised as part of our planning processes although the methodology was unchanged. The most significant revisions were that the Company’s weighted average cost of capital was changed to reflect the changing proportion of debt to equity funding of the Company.

The Company elected to perform its annual tests in respect of Fuel Specialties and Performance Chemicals goodwill as at December 31 each year. At December 31, 2012 we had $117.6 million and $30.1 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments.

In light of the continuing decline in the Octane Additives market globally, as the Company makes sales of Octane Additives in each quarter, the remaining sales and corresponding cash flows that can be derived from the Octane Additives segment are reduced, and accordingly the fair value of the Octane Additives reporting unit is reduced. As a result, the Company determined that quarterly impairment tests be performed from January 1, 2004 and any impairment charge arising be recognized in the relevant quarter. As a result of the Octane Additives impairment tests performed during 2012, 2011 and 2010 impairment charges of $1.2 million, $2.0 million and $2.2 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. There was $1.3 million of goodwill remaining at December 31, 2012 which relates to the Octane Additives segment. Given the quantum and predictability of the remaining future cash flows from the Octane Additives segment, the Company expects goodwill impairment charges to be recognized in the income statement on an approximate straight-line basis to December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the impact a change in the following significant assumptions would have had on our impairment charge recognized at December 31, 2012 (in respect of goodwill, other intangible assets and property, plant and equipment) assuming all other assumptions and factors remained constant:

(in millions)		Approximate Increase/(Decrease) to Impairment Charge
	Change	Fuel Specialties	Performance Chemicals	Octane Additives
Credit-adjusted risk-free rate	+10%	$0.0	$0.0	$0.0
Credit-adjusted risk-free rate	-10%	0.0	0.0	0.0
After-tax cash flows	+10%	0.0	0.0	(2.4)
After-tax cash flows	-10%	$0.0	$0.0	$2.4

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Acquisitions

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata Control Services, Inc. (“Strata”), a private company based in Crowley, Louisiana, for a consideration of approximately $60.0 million. Strata is a leading supplier of mud and fluid loss solutions to oil and gas drilling operations, with annual sales in 2012 of approximately $20.0 million. Its products and services prevent the unnecessary loss of valuable materials into the formation matrix thereby lowering the cost of operations. We acquired Strata in order to build out our presence in the growing market that it serves.

Purchase price and fair values of assets acquired and liabilities assumed

The following table summarizes the calculation of the total purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price allocation and related valuation process is not yet complete. Final determination of the fair values may result in further adjustments to the amounts presented below:

(in millions)	Strata
Other intangible assets	$48.0
Goodwill	8.7
Other net assets	2.7

Purchase price, net of cash acquired	$59.4

Strata, and the associated goodwill, will be included within our Fuel Specialties segment for management and reporting purposes. See Note 7 of the Notes to the Consolidated Financial Statements for further information on the other intangible assets. The purchase price

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprises $53.1 million paid immediately on December 24, 2012, and $5.0 million payable in cash in 2015 contingent upon the achievement of certain pre-determined financial targets which we currently expect to be achieved. For accounting purposes only, we are required under GAAP, in accordance with our accounting policy, to discount this acquisition-related contingent consideration to its fair value of $4.3 million. In addition, if the pre-determined financial targets are achieved, we will in 2015 transfer 60,368 of Innospec common stock to Strata’s previous owner, the fair value of these contingently issuable shares at the acquisition date was $2.0 million which has been deducted from additional paid-in capital.

Supplemental unaudited condensed combined pro forma information

No amounts of revenue or earnings of Strata since the acquisition date have been included in our results for the year ended December 31, 2012 since they are not material. For illustrative purposes only, however, pro forma information of the enlarged group is provided below but is not necessarily indicative of what the financial position or results of operations would have been had the acquisition been completed as of January 1, 2011. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position of operating results of the enlarged group.

(in millions, except per share data)	2012	2011
Net sales	$793.5	$790.1
Net income	$73.4	$51.9
Earnings per share – basic	$3.16	$2.19
– diluted	$3.07	$2.11

Included in the unaudited pro forma financial information is additional amortization in respect of the acquired other intangible assets. The acquisition-related costs incurred in respect of the transaction of $0.7 million have been excluded.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2012	2011
Gross cost:
– Ethyl	$22.1	$22.1
– Technology	7.1	7.1
– Customer relationships	16.0	16.0
– Patents	2.9	2.9
– Internally developed software and other costs	10.1	3.1
– Strata	48.0	0.0

	106.2	51.2

Accumulated amortization:
– Ethyl	(16.6)	(15.0)
– Technology	(6.0)	(5.3)
– Customer relationships	(12.7)	(11.2)
– Patents	(2.3)	(2.0)
– Internally developed software and other costs	0.0	0.0

	(37.6)	(33.5)

	$68.6	$17.7

Ethyl

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. Effective October 1, 2011, the Company extended its estimate for the future life of the Octane Additives segment from December 31, 2012 to December 31, 2013 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives segment. An amortization expense of $1.6 million was recognized in 2012 (2011 – $1.9 million) in cost of goods sold.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An intangible asset of $4.8 million was recognized in respect of a number of specialized manufacturing processes carried out by Innospec Widnes Limited following the acquisition of that entity in August 2004.

Both of these assets have an expected life of 10 years and are being amortized on a straight-line basis over this period. No residual value is anticipated. An amortization expense of $0.7 million was recognized in 2012 (2011 – $0.7 million) in cost of goods sold.

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

An amortization expense of $1.5 million was recognized in 2012 (2011 – $1.5 million) in selling, general and administrative expenses.

Patents

Following the acquisition of Finetex, the Company recognized an intangible asset of $2.9 million in respect of patents and trademarks. These have an expected life of 10 years and are being amortized on a straight-line basis over that period. An amortization expense of $0.3 million was recognized in 2012 (2011 – $0.3 million) in cost of goods sold.

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At December 31, 2012 we had capitalized $10.1 million (2011 – $3.1 million) in relation to this internally developed software. No amortization was recognized in 2012 (2011 – $0.0 million).

Strata

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata. The purchase price allocation and related valuation process is not yet complete. We have however provisionally allocated $48.0 million of the purchase price to other intangible assets which we expect to amortize on a straight-line basis to the income statement over a weighted average expected life of 13 years. Final determination of the fair values may result in further adjustments to these estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense

The aggregate other intangible asset amortization expense was $4.1 million, $4.4 million and $4.7 million in 2012, 2011 and 2010, respectively, of which $2.6 million, $2.9 million and $3.1 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be $10.0 million, $10.5 million and $9.5 million for 2013, 2014, and 2015 respectively.

Note 8.     Deferred Finance Costs

On December 14, 2011, we entered into a new five-year revolving credit facility and $1.7 million of refinancing costs were capitalized. These are being amortized over the expected life of the revolving credit facility using the effective interest method. Deferred finance costs associated with the previous finance facility became fully amortized in the third quarter of 2011.

(in millions)	2012	2011
Gross cost	$1.7	$1.7
Accumulated amortization	(0.4)	0.0

	$1.3	$1.7

Amortization expense was $0.4 million, $0.5 million and $1.4 million in 2012, 2011 and 2010, respectively. The charge is included in interest expense (see Note 2).

Note 9.     Pension Plans

United Kingdom plan

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

Since April 2010 the Company has been contributing £5.8 million (approximately $9 million) per calendar year to the Plan in accordance with a 10-year actuarial deficit recovery plan agreed with the trustees. The Company expects its annual cash contribution from January 1, 2013 to be approximately $11 million.

(in millions)	2012	2011	2010
Plan net pension (credit)/charge:
Service cost	$1.6	$1.6	$1.6
Interest cost on PBO	32.2	36.6	40.8
Expected return on plan assets	(34.1)	(36.7)	(35.9)
Amortization of prior service credit	(1.3)	(1.3)	(0.9)
Amortization of actuarial net losses	1.3	0.3	5.2

	$(0.3)	$0.5	$10.8

Plan assumptions (%):
Discount rate	4.15	4.75	5.40
Inflation rate	2.20	2.15	2.80
Rate of increase in compensation levels	0.00	0.00	0.00
Rate of return on plan assets – overall	4.90	4.85	5.45
Rate of return on plan assets – equity securities	7.25	7.70	7.70
Rate of return on plan assets – debt securities	3.65	3.60	4.50

Plan asset allocation by category (%):
Equity securities	33	29	27
Debt securities	61	66	73
Cash	6	5	0

	100	100	100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. The rate of increase in compensation levels is no longer relevant since the Company closed the Plan to future service accrual with effect from March 31, 2010. A 0.25% change in the discount rate assumption would change the PBO by approximately $26 million and the net pension charge for 2013 by approximately $0.8 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $23 million and the net pension charge for 2013 by approximately $2.1 million. Following guidance issued by the United Kingdom government during 2010, and agreement from the Plan trustees, the Company changed the inflation rate measure from the Retail Prices Index to the Consumers Prices Index resulting in a reduction in actuarial net losses on an accounting basis of approximately $47 million.

The current investment strategy of the Plan is to obtain an asset allocation of 65% debt securities and 35% equity securities in order to achieve a more predictable return on assets. As at December 31, 2012 and 2011, approximately 55% of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 25% of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2012	2011
Change in PBO:
Opening balance	$687.4	$684.0
Interest cost	32.2	36.6
Service cost	1.6	1.6
Benefits paid	(43.9)	(45.7)
Actuarial losses/(gains)	94.4	16.3
Exchange effect	33.6	(5.4)

Closing balance	$805.3	$687.4

Fair value of plan assets:
Opening balance	$708.8	$672.3
Actual benefits paid	(43.9)	(45.7)
Actual contributions by employer	9.2	9.8
Actual return on assets	61.2	78.9
Exchange effect	33.3	(6.5)

Closing balance	$768.6	$708.8

Plan assets (deficit)/excess over PBO	$(36.7)	$21.4
Unrecognized net loss	177.8	103.1
Amortization of actuarial net losses	(1.3)	(0.3)
Amortization of prior service credit	1.3	1.3
Amount recognized in other comprehensive loss	(177.8)	(104.1)

Pension (liability)/asset	$(36.7)	$21.4

The accumulated benefit obligation for the Plan was $805.3 million and $687.4 million at December 31, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the vast majority of assets, a market approach is adopted to assess the fair value of the assets, with the inputs being the quoted market prices for the actual securities held in the relevant fund. For Level 3 assets where there is no ready market and for which no indicative dealer prices are available, fund assets are independently evaluated, with the use of agreed upon procedures conducted by an audit firm to provide independent confirmation that proper valuation procedures are being followed. The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2012
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.6	$		$		$1.6
Debt securities issued by non-U.S. governments and government agencies	191.3					191.3
Corporate debt securities	284.6					284.6
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	3.1					3.1
Equity securities:
Equity securities held for proprietary investment purposes	134.8					134.8
Real estate	33.2					33.2
Other assets			39.0		31.0	70.0

Total assets at fair value	648.8		39.0		31.0	718.8
Cash	49.8					49.8

Total plan assets	$698.6		$39.0		$31.0	$768.6

At December 31, 2011
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$0.9	$		$		$0.9
Debt securities issued by non-U.S. governments and government agencies	221.0					221.0
Corporate debt securities	254.2					254.2
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	2.2					2.2
Equity securities:
Equity securities held for proprietary investment purposes	114.1					114.1
Real estate	26.1					26.1
Other assets	15.5		13.7		28.1	57.3

Total assets at fair value	634.2		13.7		28.1	676.0
Cash	32.8					32.8

Total plan assets	$667.0		$13.7		$28.1	$708.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets using significant unobservable inputs (Level 3) was as follows:

(in millions)	Other Assets
Balance at December 31, 2010	$23.3
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	1.0
Relating to assets sold during the period	(0.5)
Purchases, issuances and settlements	4.5
Exchange effect	(0.2)

Balance at December 31, 2011	28.1
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	1.3
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	0.5
Exchange effect	1.1

Balance at December 31, 2012	$31.0

The projected net pension charge for the year ending December 31, 2013 is as follows:

(in millions)
Service cost	$1.6
Interest cost on PBO	32.5
Expected return on plan assets	(36.9)
Amortization of prior service credit	(1.3)
Amortization of actuarial net losses	7.0

$2.9

The following benefit payments are expected to be made:

(in millions)
2013	$45.5
2014	$46.2
2015	$46.8
2016	$47.3
2017	$48.0
2018 – 2022	$249.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

(in millions)	2012	2011	2010
German plan net pension charge:
Service cost	$0.1	$0.2	$0.1
Interest cost on PBO	0.3	0.3	0.3

	$0.4	$0.5	$0.4

German plan assumptions (%):
Discount rate	3.25	5.00	5.00
Inflation rate	2.00	2.00	2.00
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2012	2011
Change in PBO:
Opening balance	$6.3	$6.3
Service cost	0.1	0.2
Interest cost	0.3	0.3
Benefits paid	(0.2)	(0.2)
Actuarial losses	2.6	0.0
Exchange effect	0.2	(0.3)

Closing balance	$9.3	$6.3

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $1.8 million, net of tax of $0.8 million.

Other plans

Company contributions to defined contribution schemes during 2012 were $7.4 million (2011 – $6.6 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2010	$3.8	$15.6	$19.4
Additions related to tax positions taken in the current period	0.0	0.0	0.0
Additions for tax positions of prior periods	0.1	2.0	2.1
Settlements	(3.6)	(9.3)	(12.9)

Closing balance at December 31, 2010	0.3	8.3	8.6
Current	(0.2)	(2.0)	(2.2)

Non-current	$0.1	$6.3	$6.4

Opening balance at January 1, 2011	$0.3	$8.3	$8.6
Additions related to tax positions taken in the current period	0.0	5.2	5.2
Additions for tax positions of prior periods	0.2	0.5	0.7
Reductions for tax positions of prior periods	(0.1)	(1.8)	(1.9)

Closing balance at December 31, 2011	0.4	12.2	12.6
Current	(0.3)	(2.9)	(3.2)

Non-current	$0.1	$9.3	$9.4

Opening balance at January 1, 2012	$0.4	$12.2	$12.6
Additions related to tax positions taken in the current period	0.0	0.2	0.2
Additions for tax positions of prior periods	0.2	0.0	0.2
Reductions due to lapsed statutes of limitations	0.0	(0.2)	(0.2)

Closing balance at December 31, 2012	0.6	12.2	12.8
Current	(0.3)	(2.7)	(3.0)

Non-current	$0.3	$9.5	$9.8

All of the $12.8 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

During the fourth quarter of 2012, the Company recorded a $0.2 million addition to unrecognized tax benefits and there was a $0.2 million reduction in unrecognized tax benefits due to the expiration of applicable statutes of limitations during the third quarter of 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As at December 31, 2012, the Company’s German subsidiaries were subject to tax audits in Germany and the Company’s United Kingdom subsidiaries were subject to tax audits in the United Kingdom. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at December 31, 2012.

The Company and its U.S. subsidiaries remain open to federal income tax examination by the IRS for years 2009 onwards. The Company and its U.S. subsidiaries received notification in January 2013, of a federal income tax examination by the IRS for 2009. The Company does not currently anticipate that adjustments, if any, arising out of this tax audit would result in a material change to its financial position as at December 31, 2012. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2009 onwards), Germany (2006 onwards), Switzerland (2011 onwards) and the United Kingdom (2010 onwards).

The sources of income before income taxes were as follows:

(in millions)	2012	2011	2010
Domestic	$5.6	$(42.6)	$11.1
Foreign	89.6	95.2	59.6

	$95.2	$52.6	$70.7

The components of income tax charges are summarized as follows:

(in millions)	2012	2011	2010
Current:
Federal	$2.9	$5.4	$7.2
Foreign	11.8	13.6	4.0

	14.7	19.0	11.2

Deferred:
Federal	12.3	(12.8)	(9.0)
Foreign	(0.1)	(2.5)	(5.2)

	12.2	(15.3)	(14.2)

	$26.9	$3.7	$(3.0)

Cash payments for income taxes were $13.1 million, $18.1 million and $22.9 million during 2012, 2011 and 2010, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	48.9	20.5	7.1
Impairment of Octane Additives segment goodwill	0.5	1.3	1.1
Foreign tax credits	(38.3)	(25.8)	(7.1)
Pension (credit)/charge	(0.3)	(8.9)	0.5
Foreign tax rate differential	(16.4)	(19.1)	(13.5)
Permanent tax adjustments	(0.2)	0.3	(2.1)
Amortization	0.5	0.7	1.7
Tax (credit)/charge from previous years	(0.6)	(1.9)	(2.9)
Net charge/(credit) from unrecognized tax benefits	0.3	7.7	(15.3)
OFFP/FCPA settlement accrual	0.0	0.0	(5.6)
United Kingdom income tax rate reduction	(0.6)	(4.8)	(1.6)
Other items and adjustments, net	(0.5)	2.0	(1.5)

	28.3%	7.0%	(4.2)%

Significant factors affecting the variation to statutory rate are set out above and include foreign income inclusions net of foreign tax credits. The mix of taxable profits generated in the different geographical localities in which the Group operates had a significant positive impact on the effective tax rate in 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2012	2011
Deferred tax assets:
Foreign tax credits	$5.5	$19.6
Accrued expenses	4.6	8.8
Stock options	5.5	4.0
Excess of tax over book basis in property, plant and equipment	1.1	1.2
Net operating loss carry forwards	0.3	0.8
Pension liabilities	9.2	0.0
Other	4.7	5.5

Valuation allowance	0.0	(7.5)

Deferred tax liabilities:
Goodwill amortization	(6.9)	(6.5)
Pension asset	0.0	(5.4)
Other intangible assets	(0.9)	(1.5)
Other	(3.2)	(2.2)

Total net deferred tax asset	$19.9	$16.8

Deferred taxes are included within the consolidated balance sheets as follows:
Deferred tax assets	$23.7	$19.7
Deferred tax liabilities	(3.8)	(2.9)

	$19.9	$16.8

Current portion of deferred tax assets	$11.0	$0.0
Deferred tax assets, net of current portion	12.7	19.7
Current portion of deferred tax liabilities	(0.2)	0.0
Deferred tax liabilities, net of current portion	(3.6)	(2.9)

	$19.9	$16.8

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2012	2011	2010
At January 1	$(7.5)	$(10.8)	$(4.4)
Change in foreign tax credits	7.5	3.3	(6.4)

At December 31	$0.0	$(7.5)	$(10.8)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2012, the Company considers it more likely than not that no valuation allowance is required for $0.3 million (2011 – $0.8 million) of its net operating loss carry forwards and that no valuation allowance is required against its foreign tax credit carry forwards (2011 – $7.5 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net operating loss carry forwards arose in the U.S. in the current period and prior periods as a result of trading and state tax losses. It is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved prior to their expiration in 2021. The foreign tax credit carry forwards arose in the U.S. in prior periods. The Company has determined that future foreign income inclusions will be sufficient to utilize all of the $5.5 million (2011 – $12.1 million) of the foreign tax credit carry forwards prior to their expiration in 2017 and 2021 and therefore no valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

During 2012 a dividend of $110.0 million was remitted from the Company’s overseas subsidiaries to the U.S.. The dividend was remitted to provide funding for the Company’s acquisition program. The Company is in a position to control whether or not to repatriate foreign earnings and we intend to permanently reinvest earnings overseas to fund overseas subsidiaries. No taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2012 and 2011 was approximately $717 million and $665 million, respectively. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practical at this time.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2012	2011
Revolving credit	$20.0	$20.0
Promissory note	10.0	15.0

	30.0	35.0
Less current portion	(5.0)	(5.0)

	$25.0	$30.0

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings by us of up to $100.0 million. The facility carries an interest rate based on U.S. LIBOR plus a margin of between 1.50% and 2.25% which is dependent on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the credit facility. The facility can be drawn down until it expires on December 14, 2016. We repaid the previous finance facility, which was due to expire on February 6, 2012, upon entering into the new credit facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s credit facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the credit facility and include a material adverse change to our assets, operations or financial condition. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2012 and expects to not breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which was paid on September 7, 2012.

The weighted average rate of interest on borrowings was 1.6% at December 31, 2012 and 3.4% at December 31, 2011. Payments of interest on long-term debt were $0.5 million, $1.8 million and $2.0 million in 2012, 2011 and 2010, respectively.

The net cash outflows in respect of refinancing costs were $0.0 million, $1.7 million and $0.0 million in 2012, 2011 and 2010, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in the provisions are summarized as follows:

(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1, 2010	$1.3	$1.0	$26.1	$28.4
Charge for the period	0.5	0.0	2.5	3.0
Expenditure	(0.4)	(0.8)	(2.7)	(3.9)
Exchange effect	0.1	(0.1)	0.0	0.0

Total at December 31, 2010	1.5	0.1	25.9	27.5
Due within one year	(0.5)	(0.1)	(3.3)	(3.9)

Balance at December 31, 2010	$1.0	$0.0	$22.6	$23.6

Total at January 1, 2011	$1.5	$0.1	$25.9	$27.5
Charge for the period	0.7	(0.1)	4.5	5.1
Expenditure	(0.7)	0.0	(3.1)	(3.8)
Exchange effect	0.0	0.0	(0.2)	(0.2)

Total at December 31, 2011	1.5	0.0	27.1	28.6
Due within one year	(0.5)	0.0	(3.6)	(4.1)

Balance at December 31, 2011	$1.0	$0.0	$23.5	$24.5

Total at January 1, 2012	$1.5	$0.0	$27.1	$28.6
Charge for the period	0.2	0.0	4.0	4.2
Expenditure	(0.6)	0.0	(2.1)	(2.7)
Exchange effect	0.0	0.0	0.3	0.3

Total at December 31, 2012	1.1	0.0	29.3	30.4
Due within one year	(0.1)	0.0	(5.0)	(5.1)

Balance at December 31, 2012	$1.0	$0.0	$24.3	$25.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Severance

A charge of $0.2 million was recognized in respect of a reduction in EMEA headcount.

Other restructuring

A residual accrual of $0.1 million, in respect of the relocation of a U.S. sales and administration facility, was released in 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in 2012 was $2.5 million. The remediation charge also included a further $1.5 million primarily in respect of changes in the expected cost and scope of future remediation activities.

We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so. The Company has further determined that, due to the uncertain product life of TEL particularly in the market for aviation gasoline and other products being manufactured on the site, there are uncertainties as to the probability and timing of the expected costs. Such uncertainties have been considered in estimating the provision.

Remediation expenditure against provisions was $2.1 million, $3.1 million and $2.7 million in 2012, 2011 and 2010, respectively.

Note 13.    Deferred Income

Deferred income consists of:

(in millions)	2012	2011
Deferred income	$2.3	$2.3
Less current portion	(1.4)	(1.4)

Non-current deferred income	$0.9	$0.9

Non-current deferred income of $0.9 million relates to post acquisition government grants received by Innospec Leuna GmbH.

Note 14.    Profit on Disposal, net

(in millions)	2012	2011	2010
Profit on disposal of surplus United Kingdom real estate	$0.1	$0.0	$0.2
Loss on disposal of surplus U.S. real estate	0.0	0.0	(0.1)

	$0.1	$0.0	$0.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2012, the Company recognized a $0.1 million profit following the disposal of surplus real estate. In April 2010, the Company recognized a $0.2 million profit following the disposal of surplus real estate. The loss on disposal of the surplus U.S. real estate relates to the sale of the Company’s former manufacturing site in Elmwood Park, New Jersey.

Note 15.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2012, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$22.4	$22.4	$76.2	$76.2
Short-term investments	5.1	5.1	4.8	4.8
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	1.3	1.3	2.6	2.6
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.1	0.1	0.2	0.2
Foreign currency forward exchange contracts	0.8	0.8	0.0	0.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	30.0	30.0	35.0	35.0
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	4.3	4.3	0.0	0.0
Derivatives (Level 1 measurement):
Other non-current liabilities:
Interest rate swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	$0.0	$0.0	$0.5	$0.5

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: Long-term debt comprises the revolving credit facility and the promissory note, which were entered into in December 2011 and September 2011, respectively. The carrying amount of long-term debt approximates fair value.

Acquisition-related contingent consideration: Deferred consideration payable in cash is discounted to its fair value. Where deferred consideration is contingent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives: The fair value of derivatives relating to interest rate swaps, foreign currency forward exchange contracts and commodity swaps are derived from current settlement prices and comparable contracts using current assumptions.

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2012	2011
Balance at January 1	$0.1	$1.2
Change in fair value	0.0	(1.1)

Balance at December 31	$0.1	$0.1

On June 12, 2009, the Company entered into $50.0 million of interest rate swaps which were amortized and matured between February 2010 and February 2012 in line with the long-term debt maturity profile of our previous finance facility. We repaid the previous finance facility upon entering into the new credit facility in December 2011, at which point the remaining interest rate swaps were rendered ineffective and the associated fair value loss of $0.1 million recognized in earnings. The interest rate swaps qualified for hedge accounting until this point.

The commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They were designated as cash flow hedges and qualified for hedge accounting throughout the year ended December 31, 2011. At March 31, 2012, the commodity hedges were determined to be ineffective and consequently a gain of $0.1 million was recognized in earnings. The commodity hedges will likely remain ineffective for the remainder of their term and accordingly all subsequent changes in their fair value are being recognized in earnings. At December 31, 2011, the commodity hedges were determined to be effective and consequently an unrealized gain of $0.2 million was recorded in other comprehensive income.

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

Note 16.    Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures.

As at December 31, 2012 and 2011 the Company had no interest rate instruments designated as effective hedges. The interest rate swaps which expired on February 6, 2012 were ineffective at December 31, 2011 because the Company’s previous finance facility, which carried the corresponding floating rate debt obligations, had been repaid. Accordingly, a loss of $0.1 million was recognized in earnings in 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	December 31, 2012		December 31, 2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 2,075 tonnes			$0.2	$0.2
Notional quantity – 275 tonnes	$0.1	$0.1

The impact on the income statement for the last 12 months is summarized below:

(in millions)	Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Commodity contracts	$0.1	Cost of goods sold	$0.3
Taxation	0.0	Income taxes	(0.1)

	$0.1		$0.2

We enter into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement in 2012, 2011 and 2010 is summarized below:

	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
(in millions)		2012	2011	2010
Foreign currency forward exchange contracts	Other income/(expense)	$1.2	$1.3	$0.9

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $2.9 million in 2012, $2.6 million in 2011 and $2.8 million in 2010. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2013	$2.1
2014	1.5
2015	1.1
2016	1.0
2017	0.9
Thereafter	0.9

$7.5

Environmental remediation obligations

Commitments in respect of environmental remediation obligations are disclosed in Note 12.

Contingencies

Resolution of certain government investigations and other matters

As we have previously disclosed, in the first quarter of 2010, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at December 31, 2012, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to fair value	(0.1)	0.0	(0.1)

	40.1	3.9	44.0
Amounts paid	(36.5)	(2.6)	(39.1)
Exchange effect	0.1	0.0	0.1

	3.7	1.3	5.0
Due within one year	(3.7)	(1.3)	(5.0)

	$0.0	$0.0	$0.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For accounting purposes only, we are required under GAAP, in accordance with our accounting policy, to discount elements of the fines, penalties and disgorgements to their fair value.

Settlement of NewMarket Corporation civil complaint

As we have previously disclosed, the Company and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Limited, were the subject of two civil actions brought by NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”). NewMarket and the Company agreed to settle these actions pursuant to the terms of a settlement agreement between them signed on September 13, 2011 which provided for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, the Company will pay NewMarket an aggregate amount of approximately $45.0 million, payable in a combination of cash, a promissory note and stock, of which $25.0 million was paid in cash in September 2011, $15.0 million is payable in three equal annual installments under the promissory note (carrying simple interest at 1% per annum) the first installment of which was paid on September 7, 2012, and approximately $5.0 million was paid in the form of 195,313 shares of the Company’s common stock transferred to NewMarket in September 2011.

Other legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible however, that an adverse resolution of an unexpectedly large number of such individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2012, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $7.7 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the Company.

Note 18.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2012	2011	2010	2012	2011	2010
At January 1	29,555	29,555	29,555	6,507	5,851	5,890
Exercise of options	0	0	0	(333)	(236)	(186)
Stock purchases	0	0	0	48	1,087	147
Settlement of NewMarket Corporation civil complaint	0	0	0	0	(195)	0

At December 31	29,555	29,555	29,555	6,222	6,507	5,851

At December 31, 2012, the Company had authorized common stock of 40,000,000 shares (2011 – 40,000,000). Issued shares at December 31, 2012, were 29,554,500 (2011 – 29,554,500) and treasury stock amounted to 6,222,076 shares (2011 – 6,507,081).

Note 19.    Share Based Compensation Plans

Stock option plans

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options above is calculated using the Black-Scholes model. In some cases certain performance related options are dependent upon external factors such as the Company’s stock price and the fair value of these options is calculated using a Monte Carlo model. The following assumptions were used to determine the fair value of options calculated using the Black-Scholes model:

	2012	2011	2010
Dividend yield	0.0%	0.2%	1.0%
Expected life	5 years	5 years	5 years
Volatility	60.1%	78.3%	82.3%
Risk free interest rate	0.43%	1.22%	1.36%

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2011	1,229,220	$5.44
Granted – at discount	75,932	$0.00	$21.98
– at market value	31,012	$29.56	$16.70
Exercised	(325,879)	$3.80
Forfeited	(9,044)	$10.00

Outstanding at December 31, 2012	1,001,241	$6.27

The following table summarizes information about options outstanding at December 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0 - $5	561,811	7.01	$0.59	128,617	6.04	$0.69
$5 - $10	20,654	2.71	$9.93	20,654	2.71	$9.93
$10 - $15	355,233	2.17	$11.27	0	0.00	$0.00
$20 - $25	11,185	5.18	$20.57	11,185	5.18	$20.57
$25 - $30	50,978	7.84	$28.59	11,666	4.14	$27.09
$30 - $35	1,380	8.37	$32.60	0	0.00	$0.00

	1,001,241			172,122

The aggregate intrinsic value of fully vested stock options was $1.3 million. Of the 172,122 stock options that are exercisable, 95,724 had performance conditions attached. The total compensation cost for 2012, 2011 and 2010 was $3.1 million, $3.1 million and $3.1 million, respectively. The cash tax benefit realized from stock option exercises totaled $2.7 million,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.7 million and $0.5 million in 2012, 2011 and 2010, respectively. The excess tax benefit classified in financing activities was $2.2 million, $1.1 million and $0.0 million in 2012, 2011 and 2010, respectively. The total compensation cost related to non-vested stock options not yet recognized at December 31, 2012 was $2.8 million and this cost is expected to be recognized over the weighted-average period of 1.31 years.

No stock options awards were modified in 2012, 2011 or 2010. On February 13, 2009, we extended the vesting period for 132,470 grants made under a key employee performance related stock option plan from February 13, 2009 to February 13, 2011, and modified the performance criteria to reflect the longer vesting period. Additional compensation cost of $0.2 million was required to be recognized for these modified stock options in the period February 13, 2009 to February 13, 2011.

The total intrinsic value of options exercised in 2012, 2011 and 2010 was $1.5 million, $2.2 million and $3.7 million, respectively. The amount of cash received from the exercise of stock option awards in 2012, 2011 and 2010 was $1.2 million, $0.7 million and $0.2 million, respectively. The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options. During 2012, 2011 and 2010 the new total fair value of shares vested was $1.3 million, $2.9 million and $4.4 million, respectively.

The total options vested in 2012 were 374,384 (2011 – 290,363, 2010 – 174,298).

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. The liability for SEUs is located in the current portion of accrued liabilities in the consolidated balance sheets until they are cash settled.

SEUs can have certain performance related measures dependent upon external factors such as the Company’s stock price. In such cases the fair value of SEUs is calculated using the Monte Carlo model. The following assumptions were used in the Monte Carlo model:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.5%
Volatility	43.8%	64.2%	78.9%
Risk free interest rate	0.36%	0.36%	1.05%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2012:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at December 31, 2011	864,086	$2.30
Granted – at discount	98,128	$0.00	$29.73
– at market value	7,293	$29.56	$15.20
Exercised	(345,679)	$1.05

Outstanding at December 31, 2012	623,828	$2.95

The following table summarizes information about SEUs outstanding at December 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable and Fully Vested	Weighted Average Remaining Life in Years	Weighted Average Exercise Price
$0 - $5	529,142	7.64	$0.21	94,210	6.23	$1.17
$10 - $15	51,259	7.13	$10.38	0	0.00	$0.00
$25 - $30	43,427	8.31	$27.52	0	0.00	$0.00

	623,828			94,210

The aggregate intrinsic value of fully vested SEUs was $0.4 million. Of the 94,210 SEUs that are exercisable, 70,399 had performance conditions attached. The total compensation cost for 2012, 2011 and 2010 was $6.8 million, $5.9 million and $5.2 million, respectively. The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria. The weighted-average remaining vesting period of non-vested SEUs is 0.85 years.

The total intrinsic value of SEUs exercised in 2012, 2011 and 2010 was $1.3 million, $0.4 million and $0.4 million, respectively. The amount of cash received from the exercise of SEU awards in 2012, 2011 and 2010 was $0.4 million, $0.0 million and $0.0 million, respectively. During 2012, 2011 and 2010 the new total fair value of SEUs vested was $0.5 million, $0.0 million and $0.0 million, respectively.

The total number of SEUs that vested in 2012 was 436,914 (2011 – 19,000, 2010 – 600).

Long-term incentive plan

An additional long-term incentive plan was in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus was payable to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible executives if the Innospec share performance out-performed that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The amount of bonus earned was a set cash amount for each one percentage point of out-performance. The maximum bonus under this plan was payable for an out-performance versus the Russell 2000 Index of 30%. The maximum bonus under this plan, in respect of the current participants, was $8 million (2011 – $8 million, 2010 – $8 million). No bonus was payable under this plan if the Innospec stock price had not out-performed the Russell 2000 Index by more than 10% over the five year period, or the Russell 2000 Index had fallen in value over the same period. The fair value of these liability cash-settled stock appreciation rights was calculated on a quarterly basis using a Monte Carlo model and summarized as follows:

(in millions)	2012	2011	2010
Balance at January 1	$2.2	$0.8	$0.2
Compensation charge	5.8	1.4	0.6
Cash paid	(6.7)	0.0	0.0

Balance at December 31	$1.3	$2.2	$0.8

The following assumptions were used in the Monte Carlo model:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.5%
Volatility	0.0%	53.5%	69.0%
Risk free interest rate	0.36%	0.36%	1.05%

Note 20.    Recently Issued Accounting Pronouncements

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2012, 2011 and 2010 the Company incurred fees payable to SGR of $0.8 million, $6.5 million and $1.1 million, respectively. As at December 31, 2012, the amount due to SGR from the Company was $0.0 million.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company acquired Strata Control Services, Inc. on December 24, 2012. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, Strata’s internal control over financial reporting associated with total assets of $59.4 million representing 10% of the Company’s total assets as of December 31, 2012.

Based on the evaluation the Company concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in the Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG Audit Plc, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Re-Election of Two Class III Directors”, “Election of One Class III Director”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 (“the Proxy Statement”) is incorporated herein by reference.

The Board of Directors has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Any stockholder who would like to receive a copy of our Code of Ethics, our Corporate Governance Guidelines or any charters of our Board’s committees may obtain them without charge by writing to the General Counsel and Chief Compliance Officer, Innospec Inc., 8375 South Willow Street, Littleton, Colorado, 80124, e-mail investor@innospecinc.com. These and other documents can also be accessed via the Company’s web site, www.innospecinc.com.

The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” and “Audit Committee Report” in the 2013 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2013 Proxy Statement is incorporated herein by reference.

Item 11	Executive Compensation

The information set forth under the headings “Executive Compensation,” “Corporate Governance – Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Information About our Common Stock Ownership” in the Proxy Statement is incorporated herein by reference.

Shares Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Certain Other Transactions and Relationships”, “Certain Other Transactions Approval Policy” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information regarding fees and services related to the Company’s independent registered public accounting firm, KPMG Audit Plc, is provided under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information regarding the Audit Committee’s pre-approval policies and procedures is provided under the heading “Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG Audit Plc dated February 13, 2013, are set forth in Item 8.

	(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

	(3)	Exhibits

		3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

		3.2	Amended and Restated By-laws of the Company. (2)

		10.1	Executive Service Agreement of Mr. PJ Boon dated June 1, 2009. (3) *

		10.2	Contract of Employment, Ian McRobbie. (4) *

		10.3	Contract of Employment, Dr. Catherine Hessner. (5) *

		10.4	Contract of Employment, Patrick Williams, dated October 11, 2005, (6) and Executive Service Agreement dated April 2, 2009. (7) *

		10.5	Contract of Employment, Ian Cleminson, dated June 30, 2006. (8) *

		10.6	Innospec Inc. Performance Related Stock Option Plan 2008. (9) *

		10.7	Innospec Inc. Company Share Option Plan 2008. (9) *

		10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008. (9) *

		10.9	Innospec Inc. Sharesave Plan 2008. (10) *

		10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment. (11) *

		10.11	$100,000,000 Multicurrency Revolving Facility Agreement dated December 14, 2011 with Lloyds TSB Bank plc as agent and security agent. (12)

		10.12	Contract of Employment, David E. Williams, dated September 17, 2009. (13) *

		10.13	Letters dated December 1, 2010 from the Board of Directors to the following officers regarding one off bonus payments: Patrick Williams, Ian P Cleminson, Philip J Boon, Ian McRobbie and Brian Watt. (14) *

		10.14	Reward for Exceptional Performance One off Bonus Plan: January 2008 – December 2012. (15) *

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated). (11)

16	Letter regarding change in certifying accountant dated June 17, 2011. (16)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

Notes

(1)	Filed with the Company’s Form 10-K on March 16, 2006.

(2)	Filed with the Company’s Form 10-Q on May 10, 2011.

(3)	Filed with the Company’s Form 8-K on May 27, 2009.

(4)	Filed with the Company’s Form 10-K on March 28, 2003.

(5)	Filed with the Company’s Form 10-K on March 31, 2005.

(6)	Filed with the Company’s Form 8-K on October 12, 2005.

(7)	Filed with the Company’s Form 8-K on April 3, 2009.

(8)	Filed with the Company’s Form 8-K on June 30, 2006.

(9)	Filed with the Company’s Proxy Statement on April 1, 2011.

(10)	Filed with the Company’s Proxy Statement on March 31, 2008.

(11)	Filed with the Company’s Form 10-K on February 17, 2012.

(12)	Filed with the Company’s Form 8-K on December 19, 2011.

(13)	Filed with the Company’s Form 8-K on September 14, 2009.

(14)	Filed with the Company’s Form 10-K on February 18, 2011.

(15)	Filed with the Company’s Form 10-Q on November 1, 2012.

(16)	Filed with the Company’s Form 8-K on June 17, 2011.

*	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2013:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ MARK A. BRACEWELL Mark A. Bracewell	Group Financial Controller (Principal Accounting Officer)

/s/ HUGH G. C. ALDOUS Hugh G. C. Aldous	Director

/s/ MARTIN M. HALE Martin M. Hale	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ JOACHIM ROESER Joachim Roeser	Director