Form 10-Q
period 2013-03-31
INNOSPEC INC.
filed 2013-05-07
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2013
Common Stock, par value $0.01	23,499,660

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2013	2012
Net sales	$199.4	$200.8
Cost of goods sold	(135.6)	(136.8)

Gross profit	63.8	64.0
Operating expenses:
Selling, general and administrative	(35.7)	(27.8)
Research and development	(5.6)	(4.6)
Restructuring charge	0.0	(0.1)
Impairment of Octane Additives segment goodwill	(0.3)	(0.3)

Total operating expenses	(41.6)	(32.8)

Operating income	22.2	31.2
Other net income/(expense)	1.0	1.1
Interest expense	(0.4)	(0.4)
Interest income	0.1	0.1

Income before income taxes	22.9	32.0
Income taxes	(4.9)	(7.4)

Net income	$18.0	$24.6

Earnings per share:
Basic	$0.77	$1.07

Diluted	$0.75	$1.03

Weighted average shares outstanding (in thousands):
Basic	23,404	23,055

Diluted	24,015	23,823

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Net income	$18.0	$24.6

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(3.6)	0.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0 and $0.1, respectively	(0.1)	(0.1)
Amortization of prior service credit, net of tax of $0.1 and $0.1, respectively	(0.2)	(0.2)
Amortization of actuarial net losses, net of tax of $(0.4) and $(0.1), respectively	1.3	0.2

Total other comprehensive income/(loss)	(2.6)	0.1

Total comprehensive income	$15.4	$24.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$43.2	$22.4
Short-term investments	5.0	5.1
Trade and other accounts receivable (less allowances of $2.4 and $1.9, respectively)	97.5	115.7
Inventories (less allowances of $9.0 and $8.9, respectively):
Finished goods	81.7	75.2
Work in progress	1.5	1.5
Raw materials	58.6	61.6

Total inventories	141.8	138.3
Current portion of deferred tax assets	11.3	11.0
Prepaid expenses	4.6	4.1

Total current assets	303.4	296.6
Property, plant and equipment:
Gross cost	144.3	146.2
Less accumulated depreciation	(95.3)	(96.4)

Net property, plant and equipment	49.0	49.8
Goodwill	148.6	149.0
Other intangible assets	68.5	68.6
Deferred finance costs	1.2	1.3
Deferred tax assets, net of current portion	12.2	12.7
Other non-current assets	1.4	1.4

Total assets	$584.3	$579.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in millions, except share and per share data)	March 31, 2013	December 31, 2012
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46.7	$57.3
Accrued liabilities	69.6	72.1
Accrued income taxes	0.9	3.2
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	4.2	5.1
Current portion of unrecognized tax benefits	2.4	3.0
Current portion of deferred tax liabilities	0.0	0.2
Current portion of deferred income	0.1	1.4

Total current liabilities	128.9	147.3
Long-term debt, net of current portion	32.0	25.0
Plant closure provisions, net of current portion	26.2	25.3
Unrecognized tax benefits, net of current portion	10.0	9.8
Deferred tax liabilities, net of current portion	3.5	3.6
Pension liabilities	42.4	46.0
Acquisition-related contingent consideration	4.4	4.3
Other non-current liabilities	2.2	0.2
Deferred income, net of current portion	0.9	0.9
Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	292.1	292.1
Treasury stock (6,054,840 and 6,222,076 shares at cost, respectively)	(83.6)	(85.0)
Retained earnings	299.0	281.0
Accumulated other comprehensive loss	(174.0)	(171.4)

Total stockholders’ equity	333.8	317.0

Total liabilities and stockholders’ equity	$584.3	$579.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Cash Flows from Operating Activities
Net income	$18.0	$24.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.5	2.7
Impairment of Octane Additives segment goodwill	0.3	0.3
Deferred taxes	(0.2)	0.2
Changes in working capital:
Trade and other accounts receivable	16.8	(0.1)
Inventories	(4.6)	(2.6)
Prepaid expenses	(0.4)	(0.3)
Accounts payable and accrued liabilities	(13.8)	(6.1)
Excess tax benefit from stock based payment arrangements	(1.5)	(0.2)
Accrued income taxes	(0.6)	0.8
Movement on plant closure provisions	0.1	(0.4)
Cash contributions to defined benefit pension plans	(2.8)	(2.3)
Non-cash expense of defined benefit pension plans	0.9	0.0
Stock option compensation	0.7	0.8
Movements on unrecognized tax benefits	(0.4)	0.0
Movements on other non-current assets and liabilities	0.9	0.6

Net cash provided by operating activities	17.9	18.0
Cash Flows from Investing Activities
Capital expenditures	(2.2)	(1.8)
Internally developed software and other costs	(2.1)	(2.5)
Purchase of short-term investments	(1.1)	0.0
Sale of short-term investments	0.9	0.1

Net cash provided by/(used in) investing activities	(4.5)	(4.2)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	7.0	1.0
Excess tax benefit from stock based payment arrangements	1.5	0.2
Issue of treasury stock	0.4	0.2
Repurchase of common stock	(1.3)	(0.4)

Net cash provided by/(used in) financing activities	7.6	1.0
Effect of foreign currency exchange rate changes on cash	(0.2)	0.2

Net change in cash and cash equivalents	20.8	15.0
Cash and cash equivalents at beginning of period	22.4	76.2

Cash and cash equivalents at end of period	$43.2	$91.2

Amortization of deferred finance costs of $0.1 million (2012—$0.1 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$281.0	$(171.4)	$317.0
Net income				18.0		18.0
Changes in cumulative translation adjustment					(3.6)	(3.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(2.2)	2.7			0.5
Treasury stock repurchased			(1.3)			(1.3)
Stock option compensation		2.2				2.2
Amortization of prior service credit, net of tax					(0.2)	(0.2)
Amortization of actuarial net losses, net of tax					1.3	1.3

Balance at March 31, 2013	$0.3	$292.1	$(83.6)	$299.0	$(174.0)	$333.8

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 13, 2013.

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2013	2012
Net sales:
Fuel Specialties	$140.0	$130.7
Performance Chemicals	47.8	46.5
Octane Additives	11.6	23.6

	$199.4	$200.8

Gross profit:
Fuel Specialties	$47.0	$38.7
Performance Chemicals	10.5	11.1
Octane Additives	6.3	14.2

	$63.8	$64.0

Operating income:
Fuel Specialties	$24.9	$21.7
Performance Chemicals	5.0	6.0
Octane Additives	4.8	12.4
Pension credit/(charge)	(0.7)	0.1
Corporate costs	(11.5)	(8.6)
Restructuring charge	0.0	(0.1)
Impairment of Octane Additives segment goodwill	(0.3)	(0.3)

Total operating income	$22.2	$31.2

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2013	2012
Depreciation:
Fuel Specialties	$0.6	$0.5
Performance Chemicals	0.9	0.6
Octane Additives	0.2	0.1
Corporate	0.6	0.4

	$2.3	$1.6

Amortization:
Fuel Specialties	$1.6	$0.5
Performance Chemicals	0.4	0.3
Octane Additives	0.1	0.2

	$2.1	$1.0

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2013	2012
Numerator (in millions):
Net income available to common stockholders	$18.0	$24.6

Denominator (in thousands):
Weighted average common shares outstanding	23,404	23,055
Dilutive effect of stock options and awards	611	768

Denominator for diluted earnings per share	24,015	23,823

Net income per share, basic:	$0.77	$1.07

Net income per share, diluted:	$0.75	$1.03

In the three months ended March 31, 2013 and 2012, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 10,527 and 1,380, respectively.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL

The following table summarizes the goodwill movement year on year:

	Three Months Ended March 31
(in millions)	2013	2012
At January 1
Gross cost	$384.2	$375.5
Accumulated impairment losses	(235.2)	(234.0)

Net book amount	149.0	141.5

Exchange effect	(0.1)	0.0
Impairment losses	(0.3)	(0.3)

At March 31
Gross cost	384.1	375.5
Accumulated impairment losses	(235.5)	(234.3)

Net book amount	$148.6	$141.2

Gross cost for 2013 and 2012 is net of $298.5 million of historical accumulated amortization.

Acquisitions

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata Control Services, Inc. (“Strata”), a private company based in Crowley, Louisiana. Strata is a leading supplier of mud and fluid loss solutions to oil and gas drilling operations, with annual sales in 2012 of approximately $20 million. Its products and services prevent the unnecessary loss of valuable materials into the formation matrix thereby lowering the cost of operations. We acquired Strata in order to build out our presence in the growing market that it serves.

Purchase price and fair values of assets acquired and liabilities assumed

The following table summarizes the calculation of the total purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price allocation and related valuation process is largely complete. Final determination of the fair values may however result in adjustments to the amounts presented below:

(in millions)	Strata
Other intangible assets	$48.0
Goodwill	8.7
Other net assets	2.7

Purchase price, net of cash acquired	$59.4

Strata, and the associated goodwill, is included within our Fuel Specialties segment for management and reporting purposes (see Note 5 for further information on the other intangible assets). The purchase price comprised of $53.1 million paid immediately on December 24, 2012, and $5.0 million payable in cash in 2015 contingent upon the achievement of certain pre-determined financial targets which we currently expect to be achieved. For accounting purposes only, we are required under GAAP, in accordance with our accounting policy, to discount this acquisition-related contingent consideration to its fair value of $4.4 million. In addition, if the

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-determined financial targets are achieved, we will in 2015 transfer 60,368 of Innospec common stock to Strata’s previous owner. The fair value of these contingently issuable shares at the acquisition date was $2.0 million which has been added to additional paid-in capital.

NOTE 5—OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2013	2012
Gross cost at January 1	$106.2	$51.2
Capitalization of internally developed software and other costs	2.1	2.5
Exchange effect	0.0	0.0

Gross cost at March 31	108.3	53.7

Accumulated amortization at January 1	(37.6)	(33.5)
Amortization expense	(2.1)	(1.0)
Exchange effect	(0.1)	0.0

Accumulated amortization at March 31	(39.8)	(34.5)

Net book amount at March 31	$68.5	$19.2

Strata

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata. The purchase price allocation and related valuation process is largely complete. Final determination of the fair values is unlikely to result in further adjustments to these estimates. We have allocated $48.0 million of the purchase price to other intangible assets which we are amortizing on a straight-line basis to the income statement over a weighted average expected life of 13.1 years. These intangible assets comprise the following:

•

technology ($18.3 million) being amortized straight-line over 16.5 years. In the first three months of 2013 amortization expense of $0.3 million was recognized in cost of goods sold (2012—$0.0 million).

•

customer relationships ($28.2 million) and a non-compete agreement ($1.5 million) being amortized straight-line over 11.5 years and 2.0 years, respectively. In the first three months of 2013 amortization expenses of $0.6 million and $0.2 million were recognized in selling, general and administrative expenses, respectively (2012—$0.0 million and $0.0 million, respectively).

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At March 31, 2013, we had capitalized $12.2 million (2012—$5.6 million) in relation to this internally developed software. No amortization expense was recognized in the first three months of 2013 (2012—$0.0 million).

Others

The remaining intangible assets of $48.1 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents; and sales and marketing agreements to market and sell tetra ethyl lead (“TEL”). These assets are being amortized straight-line over periods of up to 13 years. In the first

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three months of 2013 amortization expenses of $0.6 million and $0.4 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2012 – $0.6 million and $0.4 million, respectively).

NOTE 6—PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended March 31
(in millions)	2013	2012
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)
Interest cost on projected benefit obligation	(7.9)	(8.0)
Expected return on plan assets	9.0	8.5
Amortization of prior service credit	0.3	0.3
Amortization of actuarial net losses	(1.7)	(0.3)

	$(0.7)	$0.1

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

NOTE 7—INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2013	$0.6	$12.2	$12.8
Additions for tax positions of prior periods	0.1	0.1	0.2
Reductions due to lapsed statutes of limitations	(0.1)	(0.5)	(0.6)

Closing balance at March 31, 2013	0.6	11.8	12.4
Current	(0.1)	(2.3)	(2.4)

Non-current	$0.5	$9.5	$10.0

All of the $12.4 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As at March 31, 2013, the Company and its U.S. subsidiaries were subject to tax audits in the U.S. and the Company’s German and United Kingdom subsidiaries were subject to tax audits in

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Germany and the United Kingdom, respectively. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at March 31, 2013.

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

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2013	December 31, 2012
Revolving credit facility	$27.0	$20.0
Promissory note	10.0	10.0

	37.0	30.0
Less current portion	(5.0)	(5.0)

	$32.0	$25.0

NOTE 9—PLANT CLOSURE PROVISIONS

The principal site giving rise to environmental remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”) as demand for TEL diminishes.

Movements in the provisions are summarized as follows:

	2013			2012
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.1	$29.3	$30.4	$28.6
Charge for the period	0.0	0.6	0.6	0.7
Expenditure	(0.1)	(0.5)	(0.6)	(1.2)
Exchange effect	0.0	0.0	0.0	0.1

Closing balance at March 31	1.0	29.4	30.4	28.2
Due within one year	0.0	(4.2)	(4.2)	(3.3)

Due after one year	$1.0	$25.2	$26.2	$24.9

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in the first three months of 2013 was $0.6 million.

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

NOTE 10—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first three months of 2013, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$43.2	$43.2	$22.4	$22.4
Short-term investments	5.0	5.0	5.1	5.1
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	0.9	0.9	1.3	1.3
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	0.0	0.0	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	37.0	37.0	30.0	30.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	12.0	12.0	12.6	12.6
Acquisition-related contingent consideration	4.4	4.4	4.3	4.3
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	$1.2	$1.2	$0.0	$0.0

Commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They were designated as cash flow hedges and qualified for hedge accounting as at December 31, 2011. At March 31, 2012, the commodity hedges were determined to be ineffective and consequently a gain of $0.1 million was recognized in earnings. The commodity hedges will likely remain ineffective for the remainder of their term to June 2013, and accordingly all subsequent changes in their fair value are being recognized in earnings.

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

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	March 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—275 tonnes			$0.1	$0.1
Notional quantity—100 tonnes	$0.0	$0.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2013 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$2.1

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, in the first quarter of 2010, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program, the U.S. Foreign Corrupt Practices Act, the U.S. Cuban Assets Control Regulations and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at March 31, 2013, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to fair value	(0.1)	0.0	(0.1)

	40.1	3.9	44.0
Amounts paid	(36.5)	(2.9)	(39.4)
Exchange effect	0.0	0.0	0.0

	3.6	1.0	4.6
Due within one year	(3.6)	(1.0)	(4.6)

	$0.0	$0.0	$0.0

For accounting purposes only we are required under GAAP, in accordance with our accounting policy, to discount elements of the fines, penalties and disgorgements to their fair value.

Other legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible, however, that an adverse resolution of an unexpectedly large number of such individual claims or proceedings could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2013, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $5.7 million.

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

NOTE 13—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

At March 31, 2013, the Company had authorized common stock of 40,000,000 shares (December 31, 2012—40,000,000). Issued shares at March 31, 2013, were 29,554,500 (December 31, 2012—29,554,500) and treasury stock amounted to 6,054,840 shares (December 31, 2012—6,222,076).

The Company grants stock options and stock equivalent units (“SEUs”) from time to time as a long-term performance incentive. In certain cases the grants are subject to performance conditions such as the Company’s stock price. Where performance conditions apply the Monte Carlo simulation model is used to determine the fair values. Otherwise the Black-Scholes model is used to determine the fair values.

Stock option plans

The Company has five active stock option plans, two of which provide for the grant of stock options to employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market or from the Company. The fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have vesting periods ranging from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount (including at no cost). The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,640,000.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	1,001,241	$6.27
Granted—at discount	48,083	$0.00	$32.14
—at market value	21,053	$41.31	$16.09
Exercised	(195,478)	$2.17
Forfeited	(4,438)	$22.48

Outstanding at March 31, 2013	870,461	$7.60

At March 31, 2013, there were 193,668 stock options that were exercisable, of which 100,664 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The total compensation cost for the first three months of 2013 was $0.7 million (2012—$0.8 million). The total intrinsic value of options exercised in the first three months of 2013 was $1.9 million (2012—$0.1 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2013 was $3.2 million and this cost is expected to be recognized over the weighted-average period of 2.07 years.

Stock equivalent units

SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount (including at no cost). There is no limit to the number of SEUs that can be granted. The liability for SEUs is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2013:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	623,828	$2.95
Granted—at discount	45,028	$0.00	$32.06
—at market value	6,970	$41.31	$16.09
Exercised	(150,171)	$2.90
Forfeited	(2,361)	$10.38

Outstanding at March 31, 2013	523,294	$3.18

At March 31, 2013, there were 185,451 SEUs that are exercisable, of which 150,308 had performance conditions attached.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The total compensation cost for the first three months of 2013 was $3.7 million (2012—$1.9 million). The total intrinsic value of SEUs exercised in the first three months of 2013 was $1.2 million (2012—$0.5 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.44 years.

NOTE 14—RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first three months of 2013 were:

Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Derivative instruments:
Realized gain/(loss) on derivative instruments	$(0.1)	Cost of goods sold

	(0.1)	Total before tax
	0.0	Income tax expense

	(0.1)	Net of tax

Defined benefit pension plan items:
Amortization of prior service credit	(0.3)	See (1) below
Amortization of actuarial losses	1.7	See (1) below

	1.4	Total before tax
	(0.3)	Income tax expense

	1.1	Net of tax

Total reclassifications	$1.0	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2013 were:

	Unrealized Gains/ (Losses) on Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Opening balance	$0.1	$(136.6)	$(34.9)	$(171.4)

Other comprehensive income/(loss) before reclassifications	0.0	0.0	(3.6)	(3.6)
Amounts reclassified from AOCL	(0.1)	1.1	0.0	1.0

Net current period other comprehensive income/(loss)	(0.1)	1.1	(3.6)	(2.6)

Closing balance	$0.0	$(135.5)	$(38.5)	$(174.0)

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 require the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, either on the face of the income statement or in the notes, if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts not required by GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures which provide additional information about the amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. As this guidance provides only presentation requirements, the adoption of this standard did not impact the Company’s results of operations, financial position or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance has not had a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to facilitate convergence of GAAP and International Financial Reporting Standards and improve the comparability of statements of financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to limit the scope of ASU 2011-11 to derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required by these amendments retrospectively for all comparative periods presented. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial statements.

NOTE 16 —RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2013 the Company incurred fees payable to SGR of $0.1 million (2012 full year—$0.8 million). As at March 31, 2013, the amount due to SGR from the Company was $0.0 million (December 31, 2012—$0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2013

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, pensions, deferred tax and uncertain income tax positions, goodwill, and other intangible assets (net of amortization) and property, plant and equipment. These policies have been discussed in the Company’s 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2013	2012
Net sales:
Fuel Specialties	$140.0	$130.7
Performance Chemicals	47.8	46.5
Octane Additives	11.6	23.6

	$199.4	$200.8

Gross profit:
Fuel Specialties	$47.0	$38.7
Performance Chemicals	10.5	11.1
Octane Additives	6.3	14.2

	$63.8	$64.0

Operating income:
Fuel Specialties	$24.9	$21.7
Performance Chemicals	5.0	6.0
Octane Additives	4.8	12.4
Pension credit/(charge)	(0.7)	0.1
Corporate costs	(11.5)	(8.6)
Restructuring charge	0.0	(0.1)
Impairment of Octane Additives segment goodwill	(0.3)	(0.3)

Total operating income	$22.2	$31.2

	Three Months Ended March 31
(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$140.0	$130.7	$9.3	+7%
Performance Chemicals	47.8	46.5	1.3	+3%
Octane Additives	11.6	23.6	(12.0)	-51%

	$199.4	$200.8	$(1.4)	-1%

Gross profit:
Fuel Specialties	$47.0	$38.7	$8.3	+21%
Performance Chemicals	10.5	11.1	(0.6)	-5%
Octane Additives	6.3	14.2	(7.9)	-56%

	$63.8	$64.0	$(0.2)	0%

Gross margin (%):
Fuel Specialties	33.6	29.6	+4.0
Performance Chemicals	22.0	23.9	-1.9
Octane Additives	54.3	60.2	-5.9
Aggregate	32.0	31.9	+0.1

Operating expenses:
Fuel Specialties	$(22.1)	$(17.0)	$(5.1)	+30%
Performance Chemicals	(5.5)	(5.1)	(0.4)	+8%
Octane Additives	(1.5)	(1.8)	0.3	-17%
Pension credit/(charge)	(0.7)	0.1	(0.8)	n/a
Corporate costs	(11.5)	(8.6)	(2.9)	+34%

	$(41.3)	$(32.4)	$(8.9)	+27%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-5	-5	-14	+144	-1
Price and product mix	+1	+7	+13	+1	+5
Exchange rates	0	+1	0	0	0
Acquisitions	+6	0	0	0	+3

	+2	+3	-1	+145	+7

Americas saw a decline in volumes, due to lower sales of high volume but low margin products, which was partially offset by an improved price and product mix. However, acquisitions in the Americas, relating to Strata, generated favorable variances compared to the same quarter in the prior year. Volumes in EMEA and ASPAC declined also primarily due to lower sales of high volume but low margin products, offset by higher sales of more added value products, resulting in an improved price and product mix in both these markets. Avtel volumes improved due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market.

Gross margin: the year on year increase of 4.0 percentage points primarily reflected a reduced proportion of sales of lower margin products, principally in EMEA and ASPAC, and the benefit from an increased proportion of sales from the higher margin Strata and Avtel businesses.

Operating expenses: the year on year increase of 30%, or $5.1 million, was primarily due to $1.6 million of additional costs for the Strata business; $1.3 million of additional personnel-related compensation costs, partly due to the higher accruals for share based compensation expense driven by the quarterly rise in our stock price compared to the same quarter in the prior year; and $1.0 million of additional research, development and new product testing costs.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+4	+1	+1	+3
Price and product mix	+5	-4	-4	0
Exchange rates	0	+1	0	0

	+9	-2	-3	+3

Overall volumes were higher within the Personal Care, Fragrance Ingredients and Polymers markets due to increased demand from our customers. Personal Care volumes were higher in the Americas and the region benefited from a richer price and product mix. Polymers and Fragrance Ingredients volumes were higher in EMEA but net sales were adversely impacted by a weaker price and product mix, and competitive pricing pressures, respectively. Fragrance Ingredients volumes were also higher in ASPAC but, like the EMEA region, net sales were adversely impacted by competitive pricing pressures.

Gross margin: the year on year decrease of 1.9 percentage points reflected the competitive pricing pressures for Fragrance Ingredients and weaker price and product mix in Polymers, partly offset by a richer price and product mix in our Personal Care market.

Operating expenses: the year on year increase of 8%, or $0.4 million, was primarily in respect of $0.3 million higher personnel-related compensation costs driven by the quarterly rise in our stock price compared to the same quarter in the prior year.

Octane Additives

Net sales: decreased by 51% with decreased volumes (down 51 percentage points), due to the timing of shipments to major customers, and an improved customer mix (up 2 percentage points), offset by reduced revenue from our environmental remediation business (down 2 percentage points). In both 2013 and 2012, sales were focused in the Middle East and Northern Africa.

Gross margin: decreased by 5.9 percentage points from 60.2% to 54.3% due to the benefit from the lower unit cost of inventories sold in 2012 following the increase in TEL production volumes on the fixed cost base of the TEL manufacturing facility.

Operating expenses: decreased by $0.3 million from $1.8 million to $1.5 million.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.7 million net charge in 2013 compared to a $0.1 million net credit in 2012. The net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 34%, or $2.9 million, primarily reflected $2.7 million higher legal and other professional expenses and $0.3 million higher information technology service platform costs. Personnel-related compensation costs were $1.3 million higher, primarily due to higher accruals for share based compensation expense, driven by the quarterly rise in our stock price compared to the same quarter in the prior year, offset by a $1.3 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

Impairment of Octane Additives segment goodwill: was $0.3 million in 2013 and 2012.

Other net income/(expense): other net income of $1.0 million in 2013 primarily related to net foreign exchange gains on foreign currency forward exchange contracts partly offset by losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2012, other net income of $1.1 million related to gains on translation of net assets denominated in non-functional currencies in our European businesses and net foreign exchange gains on foreign currency forward exchange contracts.

Interest expense, net: was $0.3 million in 2013 and 2012.

Income taxes: the effective tax rate was 21.4% and 23.1% in 2013 and 2012, respectively. The effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions, was largely unchanged at 23.1% in 2013 compared to 22.8% in 2012. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions)	2013	2012
Income before income taxes	$22.9	$32.0

Income taxes	$4.9	$7.4
Add back adjustment of income tax provisions	0.4	(0.1)

	$5.3	$7.3

GAAP effective tax rate	21.4%	23.1%

Adjusted effective tax rate	23.1%	22.8%

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

(in millions)	March 31, 2013	December 31, 2012
Total current assets	$303.4	$296.6
Total current liabilities	(128.9)	(147.3)

Working capital	174.5	149.3
Less cash and cash equivalents	(43.2)	(22.4)
Less short-term investments	(5.0)	(5.1)
Less current portion of deferred tax assets	(11.3)	(11.0)
Add back accrued income taxes	0.9	3.2
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	4.2	5.1
Add back current portion of unrecognized tax benefits	2.4	3.0
Add back current portion of deferred tax liabilities	0.0	0.2
Add back current portion of deferred income	0.1	1.4

Adjusted working capital	$127.6	$128.7

In the first three months of 2013 our adjusted working capital (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) decreased by $1.1 million.

The $18.2 million decrease in trade and other accounts receivable was predominantly in our Fuel Specialties and Octane Additives segments. Our Fuel Specialties first quarter sales decreased 10%, or $15.0 million, compared to the fourth quarter of 2012 and the corresponding days’ sales outstanding improved from 44 days to 42 days. Days’ sales outstanding in our Performance Chemicals segment remained unchanged at 43 days quarter on quarter. Trade receivables in our Octane Additives segment are primarily driven by the timing of shipments to major customers, and the associated sales terms of those shipments, of which there was a significant shipment at the end of the fourth quarter of 2012 which was not the case for the end of the first quarter of 2013.

The $3.5 million increase in inventories was focused in our Fuel Specialties segment following the decision to build certain product inventories of strategic importance, with days’ sales in inventory increasing from 69 days as at December 31, 2012 to 85 days as at March 31, 2013. This increase was offset to some extent as days’ sales in inventory in our Performance Chemicals segment decreased substantially over the same period from 101 days to 80 days as the relatively high year end levels of inventory were sold through.

Prepaid expenses increased $0.5 million from $4.1 million to $4.6 million primarily reflecting insurance and property taxes paid in the first quarter of 2013.

The $13.1 million decrease in accounts payable and accrued liabilities was due to reductions across all our segments primarily reflecting payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation. Creditor days reduced in our Fuel Specialties and Performance Chemicals segments from 29 days to 27 days and from 41 days to 27 days, respectively. The reduction in creditor days in our Performance Chemicals segment reflected a return to more normal levels after spiking at the year end in line with increased production and associated inventories in the fourth quarter of 2012.

Operating Cash Flows

We generated cash from operating activities of $17.9 million and $18.0 million in the first quarters of 2013 and 2012, respectively. The marginal decrease in cash provided by operating activities from 2012 to 2013 of $0.1 million reflected lower net income of $6.6 million, offset by more stable working capital requirements. In the first quarter of 2013 our working capital requirements increased by $2.0 million, compared to a $9.1 million increase in the first quarter of 2012.

Cash

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $43.2 million and $22.4 million, respectively, of which $39.9 million and $17.5 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At March 31, 2013 and December 31, 2012, we had short-term investments of $5.0 million and $5.1 million, respectively.

Debt

At March 31, 2013, the Company had debt outstanding of $27.0 million under its credit facility and a $10.0 million promissory note. The credit facility provides for borrowings by us of up to $100.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

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

The Company’s exposure to market risk has been discussed in the Company’s 2012 Annual Report on Form 10-K and there have been no significant changes since that time.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible, however, that an adverse resolution of an unexpectedly large number of such individual claims or proceedings could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

Item 1A	Risk Factors

Information regarding risk factors appears in Item 1A of the Company’s 2012 Annual Report on Form 10-K and, in management’s view, there have been no material changes in the risk factors facing the Company since that time.

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

Date: May 7, 2013	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 7, 2013	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer