Form 10-Q
period 2013-06-30
INNOSPEC INC.
filed 2013-08-08
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2013
Common Stock, par value $0.01	23,552,643

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

PART I    FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2013	2012	2013	2012
Net sales	$185.0	$178.5	$384.4	$379.3
Cost of goods sold	(125.6)	(121.8)	(261.2)	(258.6)

Gross profit	59.4	56.7	123.2	120.7
Operating expenses:
Selling, general and administrative	(31.5)	(27.3)	(67.2)	(55.1)
Research and development	(5.3)	(5.0)	(10.9)	(9.6)
Restructuring charge	0.0	0.0	0.0	(0.1)
Impairment of Octane Additives segment goodwill	(0.3)	(0.3)	(0.6)	(0.6)

Total operating expenses	(37.1)	(32.6)	(78.7)	(65.4)

Operating income	22.3	24.1	44.5	55.3
Other net income/(expense)	(1.0)	(4.3)	0.0	(3.2)
Interest expense	(0.5)	(0.5)	(0.9)	(0.9)
Interest income	0.1	0.2	0.2	0.3

Income before income taxes	20.9	19.5	43.8	51.5
Income taxes	(3.8)	(4.0)	(8.7)	(11.4)

Net income	$17.1	$15.5	$35.1	$40.1

Earnings per share:
Basic	$0.73	$0.67	$1.50	$1.74

Diluted	$0.71	$0.65	$1.46	$1.68

Weighted average shares outstanding (in thousands):
Basic	23,528	23,147	23,466	23,101

Diluted	24,057	23,894	24,073	23,820

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Net income	$17.1	$15.5	$35.1	$40.1

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(0.2)	1.0	(3.8)	1.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	0.0	0.0	(0.1)	(0.1)
Amortization of prior service credit, net of tax of $0.0, $0.1, $0.1 and $0.2, respectively	(0.3)	(0.2)	(0.5)	(0.4)
Amortization of actuarial net losses, net of tax of $(0.3), $(0.1), $(0.7) and $(0.2), respectively	1.3	0.2	2.6	0.4

Total other comprehensive income/(loss)	0.8	1.0	(1.8)	1.1

Total comprehensive income	$17.9	$16.5	$33.3	$41.2

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$54.7	$22.4
Short-term investments	4.3	5.1
Trade and other accounts receivable (less allowances of $2.5 and $1.9, respectively)	86.7	115.7
Inventories (less allowances of $8.9 and $8.9, respectively):
Finished goods	92.8	75.2
Work in progress	1.5	1.5
Raw materials	55.2	61.6

Total inventories	149.5	138.3
Current portion of deferred tax assets	11.0	11.0
Prepaid expenses	3.1	4.1
Prepaid income taxes	4.8	0.0

Total current assets	314.1	296.6
Property, plant and equipment:
Gross cost	147.1	146.2
Less accumulated depreciation	(97.5)	(96.4)

Net property, plant and equipment	49.6	49.8
Goodwill	148.7	149.0
Other intangible assets	68.1	68.6
Deferred finance costs	1.1	1.3
Deferred tax assets, net of current portion	11.6	12.7
Other non-current assets	0.7	1.4

Total assets	$593.9	$579.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in millions, except share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47.0	$57.3
Accrued liabilities	70.7	72.1
Accrued income taxes	0.0	3.2
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	3.7	5.1
Current portion of unrecognized tax benefits	2.4	3.0
Current portion of deferred tax liabilities	0.0	0.2
Current portion of deferred income	0.1	1.4

Total current liabilities	128.9	147.3
Long-term debt, net of current portion	28.0	25.0
Plant closure provisions, net of current portion	27.0	25.3
Unrecognized tax benefits, net of current portion	10.0	9.8
Deferred tax liabilities, net of current portion	3.4	3.6
Pension liabilities	39.5	46.0
Acquisition-related contingent consideration	4.5	4.3
Other non-current liabilities	0.2	0.2
Deferred income, net of current portion	0.9	0.9
Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	292.4	292.1
Treasury stock (6,005,647 and 6,222,076 shares at cost, respectively)	(84.1)	(85.0)
Retained earnings	316.1	281.0
Accumulated other comprehensive loss	(173.2)	(171.4)

Total stockholders’ equity	351.5	317.0

Total liabilities and stockholders’ equity	$593.9	$579.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2013	2012
Cash Flows from Operating Activities
Net income	$35.1	$40.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.8	5.5
Impairment of Octane Additives segment goodwill	0.6	0.6
Deferred taxes	0.7	0.8
Changes in working capital:
Trade and other accounts receivable	27.4	3.8
Inventories	(12.5)	(4.2)
Prepaid expenses	1.8	0.5
Accounts payable and accrued liabilities	(13.8)	(13.0)
Excess tax benefit from stock based payment arrangements	(2.0)	(1.7)
Accrued income taxes	(5.8)	2.0
Movement on plant closure provisions	0.3	(0.2)
Cash contributions to defined benefit pension plans	(5.4)	(4.7)
Non-cash expense of defined benefit pension plans	1.7	0.1
Stock option compensation	1.4	1.6
Movements on unrecognized tax benefits	(0.4)	0.1
Movements on other non-current assets and liabilities	(0.3)	(1.0)

Net cash provided by operating activities	37.6	30.3
Cash Flows from Investing Activities
Capital expenditures	(4.9)	(3.4)
Business combinations, net of cash acquired	0.6	0.0
Internally developed software and other costs	(3.8)	(3.5)
Purchase of short-term investments	(3.0)	(1.8)
Sale of short-term investments	3.5	1.9

Net cash provided by/(used in) investing activities	(7.6)	(6.8)
Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	3.0	5.0
Excess tax benefit from stock based payment arrangements	2.0	1.7
Issue of treasury stock	0.7	0.7
Repurchase of common stock	(3.1)	(1.3)

Net cash provided by/(used in) financing activities	2.6	6.1
Effect of foreign currency exchange rate changes on cash	(0.3)	0.0

Net change in cash and cash equivalents	32.3	29.6
Cash and cash equivalents at beginning of period	22.4	76.2

Cash and cash equivalents at end of period	$54.7	$105.8

Amortization of deferred finance costs of $0.2 million (2012—$0.2 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$281.0	$(171.4)	$317.0
Net income				35.1		35.1
Changes in cumulative translation adjustment					(3.8)	(3.8)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(3.1)	4.0			0.9
Treasury stock repurchased			(3.1)			(3.1)
Excess tax benefit from stock based payment arrangements		2.0				2.0
Stock option compensation		1.4				1.4
Amortization of prior service credit, net of tax					(0.5)	(0.5)
Amortization of actuarial net losses, net of tax					2.6	2.6

Balance at June 30, 2013	$0.3	$292.4	$(84.1)	$316.1	$(173.2)	$351.5

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Net sales:
Fuel Specialties	$126.2	$114.5	$266.2	$245.2
Performance Chemicals	44.5	44.9	92.3	91.4
Octane Additives	14.3	19.1	25.9	42.7

	$185.0	$178.5	$384.4	$379.3

Gross profit:
Fuel Specialties	$40.5	$34.7	$87.5	$73.4
Performance Chemicals	11.3	12.1	21.8	23.2
Octane Additives	7.6	9.9	13.9	24.1

	$59.4	$56.7	$123.2	$120.7

Operating income:
Fuel Specialties	$19.2	$16.9	$44.1	$38.6
Performance Chemicals	6.5	7.2	11.5	13.2
Octane Additives	6.1	8.0	10.9	20.4
Pension credit/(charge)	(0.7)	0.1	(1.4)	0.2
Corporate costs	(8.5)	(7.8)	(20.0)	(16.4)
Restructuring charge	0.0	0.0	0.0	(0.1)
Impairment of Octane Additives segment goodwill	(0.3)	(0.3)	(0.6)	(0.6)

Total operating income	$22.3	$24.1	$44.5	$55.3

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Depreciation:
Fuel Specialties	$0.6	$0.5	$1.2	$1.0
Performance Chemicals	0.8	0.6	1.7	1.2
Octane Additives	0.2	0.2	0.4	0.3
Corporate	0.5	0.4	1.1	0.8

	$2.1	$1.7	$4.4	$3.3

Amortization:
Fuel Specialties	$1.6	$0.5	$3.2	$1.0
Performance Chemicals	0.3	0.4	0.7	0.7
Octane Additives	0.2	0.1	0.3	0.3

	$2.1	$1.0	$4.2	$2.0

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator (in millions):
Net income available to common stockholders	$17.1	$15.5	$35.1	$40.1

Denominator (in thousands):
Weighted average common shares outstanding	23,528	23,147	23,466	23,101
Dilutive effect of stock options and awards	529	747	607	719

Denominator for diluted earnings per share	24,057	23,894	24,073	23,820

Net income per share, basic:	$0.73	$0.67	$1.50	$1.74

Net income per share, diluted:	$0.71	$0.65	$1.46	$1.68

In the three and six months ended June 30, 2013, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were nil and 10,527, respectively. In the three and six months ended June 30, 2012, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 32,392 and 1,380, respectively.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL

The following table summarizes the goodwill movement year on year:

	Six Months Ended June 30
(in millions)	2013	2012
At January 1:
Gross cost (1)	$384.2	$375.5
Accumulated impairment losses	(235.2)	(234.0)

Net book amount	149.0	141.5

Exchange effect	(0.1)	(0.1)
Adjustments to purchase price allocation	0.4	0.0
Impairment losses	(0.6)	(0.6)

At June 30:
Gross cost (1)	384.5	375.4
Accumulated impairment losses	(235.8)	(234.6)

Net book amount	$148.7	$140.8

(1)	Gross cost for 2013 and 2012 is net of $298.5 million of historical accumulated amortization.

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

Purchase price and fair values of assets acquired and liabilities assumed

The following table summarizes the calculation of the total purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price allocation and related valuation process is complete and the fair values are as follows:

(in millions)	Strata
Other intangible assets	$48.0
Goodwill	9.1
Other net assets	1.7

Purchase price, net of cash acquired	$58.8

Strata, and the associated goodwill, is included within our Fuel Specialties segment for management and reporting purposes (see Note 5 for further information on the other intangible assets). The purchase price comprised of $53.1 million paid immediately on December 24, 2012, and $5.0 million payable in cash in 2015 contingent upon the achievement of certain pre-determined financial targets which we currently expect to be achieved. For accounting purposes only, we are required under GAAP, in accordance with our accounting policy, to discount this acquisition-related contingent consideration to its fair value of $4.5 million. In addition, if the

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-determined financial targets are achieved, we will in 2015 transfer 60,368 of Innospec common stock to Strata’s previous owner. The fair value of these contingently issuable shares at the acquisition date was $2.0 million which has been added to additional paid-in capital.

On April 19, 2013, $0.6 million was received in cash from Strata’s previous owner in respect of post-closing working capital adjustments, resulting in a reduction in other net assets and a corresponding reduction in the Strata acquisition purchase price. In addition, during the three months ended June 30, 2013, we finalized the calculations of fair values of assets acquired and liabilities assumed in the acquisition, resulting in a further $0.4 million reduction in other net assets and a corresponding increase in goodwill.

NOTE 5—OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2013	2012
Gross cost at January 1	$106.2	$51.2
Capitalization of internally developed software and other costs	3.8	3.5
Exchange effect	0.0	0.0

Gross cost at June 30	110.0	54.7

Accumulated amortization at January 1	(37.6)	(33.5)
Amortization expense	(4.2)	(2.0)
Exchange effect	(0.1)	(0.1)

Accumulated amortization at June 30	(41.9)	(35.6)

Net book amount at June 30	$68.1	$19.1

Strata

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata. The purchase price allocation and related valuation process is complete. We have allocated $48.0 million of the purchase price to other intangible assets which we are amortizing on a straight-line basis to the income statement over a weighted average expected life of 13.1 years. These intangible assets comprise the following:

•	technology ($18.3 million) being amortized straight-line over 16.5 years. In the first six months of 2013 amortization expense of $0.6 million was recognized in cost of goods sold (2012—$0.0 million).

•

customer relationships ($28.2 million) and a non-compete agreement ($1.5 million) being amortized straight-line over 11.5 years and 2.0 years, respectively. In the first six months of 2013 amortization expenses of $1.2 million and $0.4 million were recognized in selling, general and administrative expenses, respectively (2012—$0.0 million and $0.0 million, respectively).

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At June 30, 2013, we had capitalized $13.9 million (2012—$6.6 million) in relation to this internally developed software. No amortization expense was recognized in the first six months of 2013 (2012—$0.0 million).

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Others

The remaining intangible assets of $48.1 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents; and sales and marketing agreements to market and sell tetra ethyl lead (“TEL”). These assets are being amortized straight-line over periods of up to 13 years. In the first six months of 2013 amortization expenses of $1.2 million and $0.8 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2012—$1.2 million and $0.8 million, respectively).

NOTE 6—PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)	$(0.8)	$(0.8)
Interest cost on projected benefit obligation	(7.7)	(8.0)	(15.6)	(16.0)
Expected return on plan assets	8.7	8.5	17.7	17.0
Amortization of prior service credit	0.3	0.3	0.6	0.6
Amortization of actuarial net losses	(1.6)	(0.3)	(3.3)	(0.6)

	$(0.7)	$0.1	$(1.4)	$0.2

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive income/(loss) into selling, general and administrative expenses.

NOTE 7—INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2013	$0.6	$12.2	$12.8
Additions for tax positions of prior periods	0.1	0.1	0.2
Reductions due to lapsed statutes of limitations	(0.1)	(0.5)	(0.6)

Closing balance at June 30, 2013	0.6	11.8	12.4
Current	(0.1)	(2.3)	(2.4)

Non-current	$0.5	$9.5	$10.0

All of the $12.4 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As at June 30, 2013, the Company and its U.S. subsidiaries were subject to tax audits in the U.S. and the Company’s German and United Kingdom subsidiaries were subject to tax audits in Germany and the United Kingdom, respectively. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at June 30, 2013.

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

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2013	December 31, 2012
Revolving credit facility	$23.0	$20.0
Promissory note	10.0	10.0

	33.0	30.0
Less current portion	(5.0)	(5.0)

	$28.0	$25.0

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

Movements in the provisions for the six months ended June 30 are summarized as follows:

	2013			2012
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.1	$29.3	$30.4	$28.6
Charge for the period	0.0	1.3	1.3	1.3
Expenditure	(0.1)	(0.9)	(1.0)	(1.6)
Exchange effect	0.0	0.0	0.0	0.0

Closing balance at June 30	1.0	29.7	30.7	28.3
Due within one year	0.0	(3.7)	(3.7)	(3.3)

Due after one year	$1.0	$26.0	$27.0	$25.0

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

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The accretion expense recognized in the first six months of 2013 was $1.3 million.

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

NOTE 10—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first six months of 2013, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$54.7	$54.7	$22.4	$22.4
Short-term investments	4.3	4.3	5.1	5.1
Non-financial assets (Level 3 measurement):
Goodwill—Octane Additives	0.6	0.6	1.3	1.3
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	0.1	0.1	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$33.0	$33.0	$30.0	$30.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	9.5	9.5	12.6	12.6
Acquisition-related contingent consideration	4.5	4.5	4.3	4.3

Commodity swaps are used to manage the Company’s cash flow exposure to raw material cost volatility. They were designated as cash flow hedges and qualified for hedge accounting as at December 31, 2011. At March 31, 2012, the commodity hedges were determined to be ineffective and consequently a gain of $0.1 million was recognized in earnings. The commodity hedges remained ineffective for the remainder of their term to June 2013, and accordingly all changes in their fair value subsequent to March 31, 2012 were recognized in earnings.

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

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	June 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity—275 tonnes			$0.1	$0.1
Notional quantity—25 tonnes	$0.0	$0.0

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We enter into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2013 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$1.0

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, in the first quarter of 2010, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program, the U.S. Foreign Corrupt Practices Act, the U.S. Cuban Assets Control Regulations and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at June 30, 2013, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to fair value	0.0	0.0	0.0

	40.2	3.9	44.1
Amounts paid	(36.5)	(3.0)	(39.5)
Exchange effect	0.0	0.0	0.0

	3.7	0.9	4.6
Due within one year	(3.7)	(0.9)	(4.6)

	$0.0	$0.0	$0.0

For accounting purposes only we are required under GAAP, in accordance with our accounting policy, to discount elements of the fines, penalties and disgorgements to their fair value.

Jalal Bezee Mejel Al-Gaood & Partner litigation

On September 19, 2012, a claim was filed in the High Court of Justice in the United Kingdom by Jalal Bezee Mejel Al-Gaood & Partner and Future Agencies Company Limited (collectively “JAG”) against the Company, Innospec Limited and a former employee of Innospec Limited. The Company believes JAG was the former Iraq distributor for Afton Chemicals Limited, a subsidiary of NewMarket Corporation, from at least 2005 until termination of that relationship in 2010. The stated claim, inclusive of costs and expenses, is for up to $42.3 million and relates to alleged loss of profits for JAG’s business in Iraq between 2004 and 2010. The Company believes that the allegations in the JAG claim are without merit and intends to defend vigorously its interests.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2013, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $5.8 million.

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

NOTE 13—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

At June 30, 2013, the Company had authorized common stock of 40,000,000 shares (December 31, 2012—40,000,000). Issued shares at June 30, 2013, were 29,554,500 (December 31, 2012—29,554,500) and treasury stock amounted to 6,005,647 shares (December 31, 2012—6,222,076).

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

Stock option plans

The Company has five active stock option plans, two of which provide for the grant of stock options to employees, one provides for the grant of stock options to non-employee directors, and another provides for the grant of stock options to key executives on a matching basis provided they use a proportion of their annual bonus to purchase common stock in the Company on the open market or from the Company. The fifth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have discrete vesting periods which range from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount (including at no cost). The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,640,000.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	1,001,241	$6.27
Granted—at discount	49,528	$0.00	$32.39
—at market value	22,161	$41.27	$16.09
Exercised	(286,390)	$2.43
Forfeited	(9,500)	$15.97

Outstanding at June 30, 2013	777,040	$8.16

At June 30, 2013, there were 149,229 stock options that were exercisable, of which 66,266 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The total compensation cost for the first six months of 2013 was $1.4 million (2012—$1.6 million). The total intrinsic value of options exercised in the first six months of 2013 was $2.4 million (2012—$0.6 million).

The total compensation cost related to non-vested stock options not yet recognized at June 30, 2013 was $2.7 million and this cost is expected to be recognized over the weighted-average period of 1.98 years.

Stock equivalent units

SEUs have discrete vesting periods which range from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount (including at no cost). There is no limit to the number of SEUs that can be granted. The liability for SEUs is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2013:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	623,828	$2.95
Granted—at discount	45,028	$0.00	$32.06
—at market value	6,970	$41.31	$16.09
Exercised	(260,183)	$2.44
Forfeited	(2,361)	$10.38

Outstanding at June 30, 2013	413,282	$3.55

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2013, there were 75,439 SEUs that are exercisable, of which 69,097 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The total compensation cost for the first six months of 2013 was $3.9 million (2012—$2.8 million). The total intrinsic value of SEUs exercised in the first six months of 2013 was $1.8 million (2012—$1.1 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.19 years.

NOTE 14—RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Reclassifications out of accumulated other comprehensive loss for the first six months of 2013 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Derivative instruments:
Realized gain/(loss) on derivative instruments	$(0.1)	Cost of goods sold

	(0.1)	Total before tax
	0.0	Income tax expense

	(0.1)	Net of tax

Defined benefit pension plan items:
Amortization of prior service credit	(0.6)	See (1) below
Amortization of actuarial net losses	3.3	See (1) below

	2.7	Total before tax
	(0.6)	Income tax expense

	2.1	Net of tax

Total reclassifications	$2.0	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2013, net of tax, were:

(in millions)	Unrealized Gains/ (Losses) on Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2012	$0.1	$(136.6)	$(34.9)	$(171.4)

Other comprehensive income/(loss) before reclassifications	0.0	0.0	(3.8)	(3.8)
Amounts reclassified from AOCL	(0.1)	2.1	0.0	2.0

Net current period other comprehensive income/(loss)	(0.1)	2.1	(3.8)	(1.8)

Balance at June 30, 2013	$0.0	$(134.5)	$(38.7)	$(173.2)

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

NOTE 16—RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2013 the Company incurred fees payable to SGR of $0.1 million (2012 full year—$0.8 million). As at June 30, 2013, the amount due to SGR from the Company was $0.0 million (December 31, 2012—$0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2013

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Net sales:
Fuel Specialties	$126.2	$114.5	$266.2	$245.2
Performance Chemicals	44.5	44.9	92.3	91.4
Octane Additives	14.3	19.1	25.9	42.7

	$185.0	$178.5	$384.4	$379.3

Gross profit:
Fuel Specialties	$40.5	$34.7	$87.5	$73.4
Performance Chemicals	11.3	12.1	21.8	23.2
Octane Additives	7.6	9.9	13.9	24.1

	$59.4	$56.7	$123.2	$120.7

Operating income:
Fuel Specialties	$19.2	$16.9	$44.1	$38.6
Performance Chemicals	6.5	7.2	11.5	13.2
Octane Additives	6.1	8.0	10.9	20.4
Pension credit/(charge)	(0.7)	0.1	(1.4)	0.2
Corporate costs	(8.5)	(7.8)	(20.0)	(16.4)
Restructuring charge	0.0	0.0	0.0	(0.1)
Impairment of Octane Additives segment goodwill	(0.3)	(0.3)	(0.6)	(0.6)

Total operating income	$22.3	$24.1	$44.5	$55.3

	Three Months Ended June 30
(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$126.2	$114.5	$11.7	+10%
Performance Chemicals	44.5	44.9	(0.4)	-1%
Octane Additives	14.3	19.1	(4.8)	-25%

	$185.0	$178.5	$6.5	+4%

Gross profit:
Fuel Specialties	$40.5	$34.7	$5.8	+17%
Performance Chemicals	11.3	12.1	(0.8)	-7%
Octane Additives	7.6	9.9	(2.3)	-23%

	$59.4	$56.7	$2.7	+5%

Gross margin (%):
Fuel Specialties	32.1	30.3	+1.8
Performance Chemicals	25.4	26.9	-1.5
Octane Additives	53.1	51.8	+1.3
Aggregate	32.1	31.8	+0.3

Operating expenses:
Fuel Specialties	$(21.3)	$(17.8)	$(3.5)	+20%
Performance Chemicals	(4.8)	(4.9)	0.1	-2%
Octane Additives	(1.5)	(1.9)	0.4	-21%
Pension credit/(charge)	(0.7)	0.1	(0.8)	n/a
Corporate costs	(8.5)	(7.8)	(0.7)	+9%

	$(36.8)	$(32.3)	$(4.5)	+14%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2013
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+3	+5	+34	-23	+6
Price and product mix	0	+8	-7	-8	+1
Exchange rates	0	0	0	0	0
Acquisitions	+7	0	0	0	+3

	+10	+13	+27	-31	+10

Overall volumes were higher across all regions, excluding Avtel. Americas saw an increase in volumes combined with a stable price and product mix. Acquisitions in the Americas, relating to Strata, continued to generate favorable variances compared to the same quarter in the prior year. Volumes in EMEA and ASPAC also increased, with a richer price and product mix in EMEA. ASPAC price and product mix declined due to increased sales of lower value products. Avtel volumes declined due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market with the price and product mix adversely affected by the customer sales mix.

Gross margin: the year on year increase of 1.8 percentage points reflected a richer price and product mix in EMEA; the continued benefit from higher margin sales in the Strata businesses; partly offset by a weaker customer mix and lower sales in our higher margin Avtel business.

Operating expenses: the year on year increase of 20%, or $3.5 million, was primarily due to $1.8 million of additional costs for the Strata business; $0.1 million lower personnel-related compensation costs, primarily due to lower accruals for share based compensation expense, driven by the quarterly reduction in our stock price compared to the same quarter in the prior year; and $1.3 million of additional research, development and new product testing costs.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2013
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+8	-4	+3	+3
Price and product mix	-4	-1	-2	-3
Exchange rates	-1	-1	-1	-1

	+3	-6	0	-1

Overall volumes were higher with strong momentum in the Personal Care and Fragrance Ingredients markets. Volumes were higher in the Americas driven by volume growth in all markets at the expense of a weaker price and product mix. Sales volumes in EMEA declined primarily due to lower volumes of an industrial product, combined with a marginally weaker price and product mix. ASPAC sales volumes were higher but adversely impacted by competitive pricing pressures.

Gross margin: the year on year decrease of 1.5 percentage points reflected the competitive pricing pressures for Fragrance Ingredients and weaker price and product mix in Polymers, partly offset by a richer price and product mix in our Personal Care market.

Operating expenses: the year on year decrease of 2%, or $0.1 million, was primarily in respect of $0.1 million lower personnel-related compensation costs, primarily due to lower accruals for share based compensation expense, driven by the quarterly reduction in our stock price compared to the same quarter in the prior year.

Octane Additives

Net sales: decreased by 25% with decreased volumes (down 27 percentage points), due to the timing of shipments to major customers, and an improved customer mix (up 4 percentage points), offset by reduced revenue from our environmental remediation business (down 2 percentage points). In both 2013 and 2012, sales were focused in the Middle East and Northern Africa.

Gross margin: increased by 1.3 percentage points from 51.8% to 53.1%, primarily due to the customer mix of sales versus the same quarter in the prior year.

Operating expenses: decreased by $0.4 million from $1.9 million to $1.5 million, partly due to efficient management of the cost base as the segment declines.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.7 million net charge in 2013 compared to a $0.1 million net credit in 2012. The net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 9%, or $0.7 million, reflected $2.5 million higher legal and other professional expenses, including $0.2 million acquisition-related costs; $0.2 million higher information technology service platform costs; offset by $0.4 million lower personnel-related compensation costs, primarily due to lower accruals for share based compensation expense, driven by the quarterly reduction in our stock price compared to the same quarter in the prior year; and furthermore offset by a $1.7 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

Impairment of Octane Additives segment goodwill: was $0.3 million in 2013 and 2012.

Other net income/(expense): other net expense of $1.0 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses, offset by net foreign exchange gains on foreign currency forward exchange contracts. In 2012, other net expense of $4.3 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $0.4 million in 2013 and $0.3 million in 2012.

Income taxes: the effective tax rate was 18.2% and 20.5% in 2013 and 2012, respectively. The effective tax rate reduced by 2.3 percentage points primarily due to the second quarter of 2013 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations.

	Three Months Ended June 30
(in millions)	2013	2012
Income before income taxes	$20.9	$19.5

Income taxes	$3.8	$4.0

GAAP effective tax rate	18.2%	20.5%

	Six Months Ended June 30
(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$266.2	$245.2	$21.0	+9%
Performance Chemicals	92.3	91.4	0.9	+1%
Octane Additives	25.9	42.7	(16.8)	-39%

	$384.4	$379.3	$5.1	+1%

Gross profit:
Fuel Specialties	$87.5	$73.4	$14.1	+19%
Performance Chemicals	21.8	23.2	(1.4)	-6%
Octane Additives	13.9	24.1	(10.2)	-42%

	$123.2	$120.7	$2.5	+2%

Gross margin (%):
Fuel Specialties	32.9	29.9	+3.0
Performance Chemicals	23.6	25.4	-1.8
Octane Additives	53.7	56.4	-2.7
Aggregate	32.0	31.8	+0.2

Operating expenses:
Fuel Specialties	$(43.4)	$(34.8)	$(8.6)	+25%
Performance Chemicals	(10.3)	(10.0)	(0.3)	+3%
Octane Additives	(3.0)	(3.7)	0.7	-19%
Pension credit/(charge)	(1.4)	0.2	(1.6)	n/a
Corporate costs	(20.0)	(16.4)	(3.6)	+22%

	$(78.1)	$(64.7)	$(13.4)	+21%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2013
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-1	-1	+9	+32	+3
Price and product mix	0	+7	+3	-5	+3
Exchange rates	0	+1	0	0	0
Acquisitions	+7	0	0	0	+3

	+6	+7	+12	+27	+9

Americas and EMEA saw a marginal decline in volumes year to date, as improved volumes in the second quarter essentially compensated for declines in volumes in the first quarter. EMEA benefited from an improved price and product mix in both the first and second quarters. Acquisitions in the Americas, relating to Strata, continued to generate favorable variances compared to the same period in the prior year. Volumes were higher in ASPAC due to increased sales of lower margin products, with price and product mix benefiting from improved pricing. Avtel volumes increased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market with the price and product mix adversely affected by the customer sales mix.

Gross margin: the year on year increase of 3.0 percentage points reflected a richer price and product mix in EMEA and ASPAC; the continued benefit from higher margin sales in the Strata businesses; partly offset by a weaker customer mix in our higher margin Avtel business.

Operating expenses: the year on year increase of 25%, or $8.6 million, was primarily due to $3.4 million of additional costs for the Strata business; $1.2 million of increased personnel-related compensation costs, partly due to the higher accruals for share based compensation expense driven by the rise in our stock price compared to the same period in the prior year; and $2.3 million of additional research, development and new product testing costs.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2013
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+6	-1	+2	+2
Price and product mix	+1	-3	-3	-1
Exchange rates	-1	0	0	0

	+6	-4	-1	+1

Overall volumes were higher within the Personal Care and Fragrance Ingredients markets due to increased demand from our customers. Volumes were higher in the Americas driven by volume growth in all markets with a marginally improved price and product mix. Sales volumes in EMEA declined partly due to lower volumes of an industrial product, combined with a weaker price and product mix. ASPAC sales volumes were higher but adversely impacted by competitive pricing pressures.

Gross margin: the year on year decrease of 1.8 percentage points reflected the competitive pricing pressures for Fragrance Ingredients and weaker price and product mix in Polymers, partly offset by a richer price and product mix in our Personal Care market.

Operating expenses: the year on year increase of 3%, or $0.3 million, was primarily in respect of $0.2 million higher personnel-related compensation costs driven by the rise in our stock price compared to the same period in the prior year.

Octane Additives

Net sales: decreased by 39% with decreased volumes (down 40 percentage points), due to the timing of shipments to major customers, and an improved customer mix (up 3 percentage points), offset by reduced revenue from our environmental remediation business (down 2 percentage points). In both 2013 and 2012, sales were focused in the Middle East and Northern Africa.

Gross margin: decreased by 2.7 percentage points from 56.4% to 53.7% due to the benefit from the lower unit cost of inventories sold in 2012 following the increase in TEL production volumes on the fixed cost base of the TEL manufacturing facility, partly offset by a favorable customer mix in the second quarter.

Operating expenses: decreased by $0.7 million from $3.7 million to $3.0 million, partly due to efficient management of the cost base as the segment declines.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $1.4 million net charge in 2013 compared to a $0.2 million net credit in 2012. The net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 22%, or $3.6 million, reflected $5.2 million higher legal and other professional expenses, including $0.2 million acquisition-related costs; $0.9 million higher personnel-related compensation costs, primarily due to higher accruals for share based compensation expense, driven by the rise in our stock price compared to the same period in the prior year; $0.5 million higher information technology service platform costs; offset by a $3.0 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

Impairment of Octane Additives segment goodwill: was $0.6 million in 2013 and 2012.

Other net income/(expense): other net expense of $0.0 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses, offset by net foreign exchange gains on foreign currency forward exchange contracts. In 2012, other net expense of $3.2 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $0.7 million in 2013 and $0.6 million in 2012.

Income taxes: the effective tax rate was 19.9% and 22.1% in 2013 and 2012, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions, reduced by 1.1 percentage points primarily due to the second quarter of 2013 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Six Months Ended June 30
(in millions)	2013	2012
Income before income taxes	$43.8	$51.5

Income taxes	$8.7	$11.4
Add back adjustment of income tax provisions	0.4	(0.1)

	$9.1	$11.3

GAAP effective tax rate	19.9%	22.1%

Adjusted effective tax rate	20.8%	21.9%

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

(in millions)	June 30, 2013	December 31, 2012
Total current assets	$314.1	$296.6
Total current liabilities	(128.9)	(147.3)

Working capital	185.2	149.3
Less cash and cash equivalents	(54.7)	(22.4)
Less short-term investments	(4.3)	(5.1)
Less current portion of deferred tax assets	(11.0)	(11.0)
Less prepaid income taxes	(4.8)	0.0
Add back accrued income taxes	0.0	3.2
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	3.7	5.1
Add back current portion of unrecognized tax benefits	2.4	3.0
Add back current portion of deferred tax liabilities	0.0	0.2
Add back current portion of deferred income	0.1	1.4

Adjusted working capital	$121.6	$128.7

In the first six months of 2013 our adjusted working capital (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) decreased by $7.1 million.

The $29.0 million decrease in trade and other accounts receivable was focused in our Fuel Specialties and Octane Additives segments, partially offset by a moderate increase in our Performance Chemicals segment. The decrease in trade and other accounts receivable in Fuel Specialties was due to second quarter sales being 19%, or $28.8 million, lower than the traditionally stronger fourth quarter of 2012; together with the corresponding days’ sales outstanding improving from 44 days to 40 days. The increase in trade and other accounts receivable in Performance Chemicals was due to sales being 7%, or $3.1 million, higher for the second quarter compared to the last quarter of 2012; together with days’ sales outstanding increasing from 43 days to 49 days. Trade receivables in our Octane Additives segment are primarily driven by the timing of shipments to major customers, and the associated sales terms of those shipments, of which there was a significant shipment at the end of the fourth quarter of 2012 which was not the case for the end of the second quarter of 2013.

The $11.2 million increase in inventories was focused in our Fuel Specialties segment following the decision to build certain product inventories of strategic importance, with days’ sales in inventory increasing from 69 days to 99 days. This increase was offset to some extent as days’ sales in inventory in our Performance Chemicals segment decreased over the same period from 101 days to 90 days as the relatively high year end levels of inventory were sold through.

Prepaid expenses decreased $1.0 million from $4.1 million to $3.1 million, reflecting the expensing of year end prepayments particularly in our Fuel Specialties segment.

The $11.7 million decrease in accounts payable and accrued liabilities was due to reductions across all our segments primarily reflecting payments subsequent to the year end in the normal course of business in respect of external suppliers and personnel-related compensation. Creditor days reduced significantly in our Performance Chemicals segment from 41 days to 24 days, reflecting a return to more normal levels after spiking at the year end in line with increased production and associated inventories in the fourth quarter of 2012 together with reduced production in June for a planned plant maintenance shut down at one of our sites. Creditor days in our Fuel Specialties segment increased slightly from 29 days to 31 days.

Operating Cash Flows

We generated cash from operating activities of $37.6 million and $30.3 million in the first half of 2013 and 2012, respectively. The increase in cash provided by operating activities from 2012 to 2013 of $7.3 million reflected an overall reduction in our working capital requirements, offset by lower net income of $5.0 million, together with a significant movement in income taxes being in a prepayment position of $4.8 million at the end of the quarter. In the first half of 2013 our working capital requirements decreased by $2.9 million, compared to a $12.9 million increase in the first half of 2012.

Cash

At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $54.7 million and $22.4 million, respectively, of which $51.7 million and $17.5 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At June 30, 2013 and December 31, 2012, we had short-term investments of $4.3 million and $5.1 million, respectively.

Debt

At June 30, 2013, the Company had debt outstanding of $23.0 million under its credit facility and a $10.0 million promissory note. The credit facility provides for borrowings by us of up to $100.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company. As previously disclosed, we are continuing with the implementation of a new, company-wide, information system platform which began in 2011. The platform provider is well established in the market. The implementation will be a phased, risk-managed, site deployment and follow a multistage user acceptance program with the existing platform providing a fallback position. We expect to implement the new platform at the majority of our U.S. sites in the second half of 2013. In connection with this implementation, the Company will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. However, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Jalal Bezee Mejel Al-Gaood & Partner litigation

On September 19, 2012, a claim was filed in the High Court of Justice in the United Kingdom by Jalal Bezee Mejel Al-Gaood & Partner and Future Agencies Company Limited (collectively “JAG”) against the Company, Innospec Limited and a former employee of Innospec Limited. The Company believes JAG was the former Iraq distributor for Afton Chemicals Limited, a subsidiary of NewMarket Corporation, from at least 2005 until termination of that relationship in 2010. The stated claim, inclusive of costs and expenses, is for up to $42.3 million and relates to alleged loss of profits for JAG’s business in Iraq between 2004 and 2010. The Company believes that the allegations in the JAG claim are without merit and intends to defend vigorously its interests.

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