Form 10-Q
period 2013-09-30
INNOSPEC INC.
filed 2013-11-06
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, par value $0.01	23,755,204

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

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2013	2012	2013	2012

Net sales	$192.8	$183.4	$577.2	$562.7
Cost of goods sold	(135.4)	(132.7)	(396.6)	(391.3)

Gross profit	57.4	50.7	180.6	171.4
Operating expenses:
Selling, general and administrative	(31.8)	(28.3)	(99.0)	(83.4)
Research and development	(5.7)	(4.8)	(16.6)	(14.4)
Restructuring charge	0.0	(0.1)	0.0	(0.2)
Impairment of Octane Additives segment goodwill	(0.4)	(0.3)	(1.0)	(0.9)
Profit on disposal	0.0	0.1	0.0	0.1

Total operating expenses	(37.9)	(33.4)	(116.6)	(98.8)

Operating income	19.5	17.3	64.0	72.6
Other net income/(expense)	(0.8)	(0.1)	(0.8)	(3.3)
Interest expense	(0.5)	(0.4)	(1.4)	(1.3)
Interest income	0.1	0.2	0.3	0.5

Income before income taxes	18.3	17.0	62.1	68.5
Income taxes	(4.3)	(1.5)	(13.0)	(12.9)

Net income	$14.0	$15.5	$49.1	$55.6

Earnings per share:
Basic	$0.59	$0.67	$2.09	$2.40

Diluted	$0.58	$0.65	$2.04	$2.33

Weighted average shares outstanding (in thousands):
Basic	23,621	23,240	23,518	23,148

Diluted	24,096	23,923	24,085	23,872

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Net income	$14.0	$15.5	$49.1	$55.6

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	2.2	1.7	(1.6)	2.9
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	0.0	0.0	(0.1)	(0.1)
Amortization of prior service credit, net of tax of $0.1, $0.0, $0.2 and $0.2, respectively	(0.2)	(0.3)	(0.7)	(0.7)
Amortization of actuarial net losses, net of tax of $(0.3), $0.0, $(1.0) and $(0.2), respectively	1.4	0.3	4.0	0.7

Total other comprehensive income/(loss)	3.4	1.7	1.6	2.8

Total comprehensive income	$17.4	$17.2	$50.7	$58.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53.9	$22.4
Short-term investments	6.4	5.1
Trade and other accounts receivable (less allowances of $2.3 and $1.9, respectively)	113.0	115.7
Inventories (less allowances of $9.2 and $8.9, respectively):
Finished goods	106.1	75.2
Work in progress	2.2	1.5
Raw materials	59.0	61.6

Total inventories	167.3	138.3
Current portion of deferred tax assets	11.0	11.0
Prepaid expenses	6.6	4.1
Prepaid income taxes	5.0	0.0

Total current assets	363.2	296.6
Property, plant and equipment:
Gross cost	155.1	146.2
Less accumulated depreciation	(104.4)	(96.4)

Net property, plant and equipment	50.7	49.8
Goodwill	165.3	149.0
Other intangible assets	104.8	68.6
Deferred finance costs	1.7	1.3
Deferred tax assets, net of current portion	11.2	12.7
Other non-current assets	1.0	1.4

Total assets	$697.9	$579.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56.9	$57.3
Accrued liabilities	82.6	72.1
Accrued income taxes	0.0	3.2
Current portion of long-term debt	5.0	5.0
Current portion of plant closure provisions	3.7	5.1
Current portion of unrecognized tax benefits	5.4	3.0
Current portion of deferred tax liabilities	0.1	0.2
Current portion of deferred income	0.1	1.4

Total current liabilities	153.8	147.3
Long-term debt, net of current portion	88.0	25.0
Plant closure provisions, net of current portion	27.4	25.3
Unrecognized tax benefits, net of current portion	7.1	9.8
Deferred tax liabilities, net of current portion	3.2	3.6
Pension liabilities	36.7	46.0
Acquisition-related contingent consideration	4.6	4.3
Other non-current liabilities	0.2	0.2
Deferred income, net of current portion	0.9	0.9
Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	297.0	292.1
Treasury stock (5,799,296 and 6,222,076 shares at cost, respectively)	(81.6)	(85.0)
Retained earnings	330.1	281.0
Accumulated other comprehensive loss	(169.8)	(171.4)

Total stockholders’ equity	376.0	317.0

Total liabilities and stockholders’ equity	$697.9	$579.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2013	2012

Cash Flows from Operating Activities
Net income	$49.1	$55.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.4	8.3
Impairment of Octane Additives segment goodwill	1.0	0.9
Deferred taxes	0.9	0.9
Profit on disposal of property, plant and equipment	0.0	(0.1)
Repayment of promissory note in civil complaint settlement	(5.0)	(5.0)
Changes in working capital:
Trade and other accounts receivable	7.2	6.3
Inventories	(24.5)	(7.6)
Prepaid expenses	(2.2)	(0.2)
Accounts payable and accrued liabilities	3.9	7.5
Excess tax benefit from stock based payment arrangements	(2.9)	(2.1)
Accrued income taxes	(5.3)	1.0
Movement on plant closure provisions	0.6	0.0
Cash contributions to defined benefit pension plans	(8.1)	(7.0)
Non-cash expense of defined benefit pension plans	2.6	0.1
Stock option compensation	1.9	2.4
Movements on unrecognized tax benefits	(0.3)	(0.1)
Movements on other non-current assets and liabilities	(0.5)	(1.9)

Net cash provided by operating activities	31.8	59.0

Cash Flows from Investing Activities
Capital expenditures	(6.6)	(5.7)
Business combinations, net of cash acquired	(50.6)	0.0
Internally developed software and other costs	(9.0)	(6.4)
Proceeds on disposal of property, plant and equipment	0.1	0.2
Purchase of short-term investments	(5.3)	(3.3)
Sale of short-term investments	4.1	4.2

Net cash provided by/(used in) investing activities	(67.3)	(11.0)

Cash Flows from Financing Activities
Net receipt/(repayment) of revolving credit facility	68.0	4.0
Refinancing costs	(0.7)	0.0
Excess tax benefit from stock based payment arrangements	2.9	2.1
Issue of treasury stock	0.7	0.8
Repurchase of common stock	(3.7)	(1.4)

Net cash provided by/(used in) financing activities	67.2	5.5
Effect of foreign currency exchange rate changes on cash	(0.2)	(0.1)

Net change in cash and cash equivalents	31.5	53.4
Cash and cash equivalents at beginning of period	22.4	76.2

Cash and cash equivalents at end of period	$53.9	$129.6

Amortization of deferred finance costs of $0.3 million (2012 – $0.3 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$281.0	$(171.4)	$317.0
Net income				49.1		49.1
Changes in cumulative translation adjustment					(1.6)	(1.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(4.0)	5.0			1.0
Treasury stock repurchased			(3.7)			(3.7)
Excess tax benefit from stock based payment arrangements		2.9				2.9
Stock option compensation		1.9				1.9
Fair value of acquisition-related consideration		4.1	2.1			6.2
Amortization of prior service credit, net of tax					(0.7)	(0.7)
Amortization of actuarial net losses, net of tax					4.0	4.0

Balance at September 30, 2013	$0.3	$297.0	$(81.6)	$330.1	$(169.8)	$376.0

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Net sales:
Fuel Specialties	$137.4	$127.0	$403.6	$372.2
Performance Chemicals	47.9	46.8	140.2	138.2
Octane Additives	7.5	9.6	33.4	52.3

	$192.8	$183.4	$577.2	$562.7

Gross profit:
Fuel Specialties	$42.6	$36.8	$130.1	$110.2
Performance Chemicals	11.1	10.4	32.9	33.6
Octane Additives	3.7	3.5	17.6	27.6

	$57.4	$50.7	$180.6	$171.4

Operating income:
Fuel Specialties	$22.3	$19.6	$66.4	$58.2
Performance Chemicals	5.6	5.6	17.1	18.8
Octane Additives	2.1	1.5	13.0	21.9
Pension credit/(charge)	(0.7)	0.0	(2.1)	0.2
Corporate costs	(9.4)	(9.1)	(29.4)	(25.5)
Restructuring charge	0.0	(0.1)	0.0	(0.2)
Impairment of Octane Additives segment goodwill	(0.4)	(0.3)	(1.0)	(0.9)
Profit on disposal	0.0	0.1	0.0	0.1

Total operating income	$19.5	$17.3	$64.0	$72.6

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Depreciation:
Fuel Specialties	$0.5	$0.4	$1.7	$1.4
Performance Chemicals	0.9	0.6	2.6	1.8
Octane Additives	0.1	0.2	0.5	0.5
Corporate	0.6	0.4	1.7	1.2

	$2.1	$1.6	$6.5	$4.9

Amortization:
Fuel Specialties	$1.6	$0.6	$4.8	$1.6
Performance Chemicals	0.6	0.3	1.3	1.0
Octane Additives	0.2	0.2	0.5	0.5

	$2.4	$1.1	$6.6	$3.1

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Numerator (in millions):
Net income available to common stockholders	$14.0	$15.5	$49.1	$55.6

Denominator (in thousands):
Weighted average common shares outstanding	23,621	23,240	23,518	23,148
Dilutive effect of stock options and awards	475	683	567	724

Denominator for diluted earnings per share	24,096	23,923	24,085	23,872

Net income per share, basic:	$0.59	$0.67	$2.09	$2.40

Net income per share, diluted:	$0.58	$0.65	$2.04	$2.33

In the three and nine months ended September 30, 2013, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were nil and nil, respectively (2012 – 1,380 and 1,380, respectively).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movement year on year:

(in millions)	Nine Months Ended September 30
	2013	2012

At January 1:
Gross cost (1)	$384.2	$375.5
Accumulated impairment losses	(235.2)	(234.0)

Net book amount	149.0	141.5

Exchange effect	(0.1)	(0.1)
Acquisitions	17.0	0.0
Adjustments to purchase price allocation	0.4	0.0
Impairment losses	(1.0)	(0.9)

At September 30:
Gross cost (1)	401.5	375.4
Accumulated impairment losses	(236.2)	(234.9)

Net book amount	$165.3	$140.5

(1)	Gross cost for 2013 and 2012 is net of $298.5 million of historical accumulated amortization.

Acquisitions

On August 30, 2013, the Company acquired 100% of the voting equity interests in Chemsil Silicones, Inc. (“Chemsil”) and Chemtec Chemical Co. (“Chemtec”), both of which are based at Chatsworth in Los Angeles, California. Chemsil develops and markets silicone-based formulations to the personal care industry and Chemtec distributes a wide range of personal care ingredients. We acquired these businesses in order to add to both the technology base and the geographical footprint of our Personal Care business within our Performance Chemicals segment. The companies have combined annual sales of approximately $40 million.

The purchase price for Chemsil and Chemtec, net of cash acquired, comprised $51.2 million in cash and $6.2 million of Innospec Inc. common stock transferred to the previous owner on the acquisition date.

Included in the consolidated income statement of the Company since the acquisition date, are the following revenue and earnings for Chemsil and Chemtec combined:

(in millions)	Chemsil & Chemtec
Net sales	$3.1
Net income	$0.2

For illustrative purposes only pro forma information of the enlarged group is provided below but is not necessarily indicative of what the financial position or results of operations would have been had the Chemsil and Chemtec acquisitions been completed as of January 1, 2012. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position of operating results of the enlarged group.

(in millions, except per share data)	2013	2012
Net sales	$604.7	$604.6
Net income	$50.2	$59.0
Earnings per share – basic	$2.13	$2.55
– diluted	$2.08	$2.47

Included in the 2012 comparative above, in addition to Chemsil and Chemtec, is unaudited pro forma information for Strata Control Services, Inc. (“Strata”), which the Company acquired on December 24, 2012 as if the acquisition had been completed as of January 1, 2012. Adjustments to the unaudited pro forma financial information include amortization in respect of the acquired other intangible assets for the Chemsil, Chemtec and Strata acquisitions, and the acquisition-related costs incurred in respect of all these transactions.

The following tables summarize the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for Chemsil and Chemtec. The purchase price allocation is not yet complete as we are in the process of finalising the valuation of the assets acquired. Final determination of the fair values may result in adjustments to the amounts presented below:

(in millions)	Chemsil & Chemtec
Other intangible assets	$33.7
Goodwill	17.0
Other net assets	6.7

Purchase price, net of cash acquired	$57.4

Chemsil and Chemtec, and the associated goodwill, are included within our Performance Chemicals segment for management and reporting purposes (see Note 5 for further information on the other intangible assets).

Adjustments to Strata purchase price allocation

During the three months ended June 30, 2013, we finalized our calculations of the fair values of assets acquired and liabilities assumed in the acquisition of Strata, resulting in a $0.4 million reduction in other net assets acquired and a corresponding increase in goodwill.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2013	2012
Gross cost at January 1	$106.2	$51.2
Capitalization of internally developed software and other costs	9.0	6.4
Acquisitions	33.7	0.0
Exchange effect	0.1	0.2

Gross cost at September 30	149.0	57.8

Accumulated amortization at January 1	(37.6)	(33.5)
Amortization expense	(6.6)	(3.1)
Exchange effect	0.0	(0.2)

Accumulated amortization at September 30	(44.2)	(36.8)

Net book amount at September 30	$104.8	$21.0

Chemsil and Chemtec

On August 30, 2013, the Company acquired 100% of the voting equity interests in Chemsil and Chemtec. Subject to finalization of the purchase price allocation and related valuation process we have provisionally allocated $33.7 million of the purchase price to other intangible assets which we are amortizing on a straight-line basis to the income statement over an estimated weighted average expected life of 9 years. These intangible assets principally relate to product rights and an amortization expense of $0.3 million was recognized in administrative expenses since the acquisition date (2012 – $0.0 million).

Strata

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata. We have allocated $48.0 million of the purchase price to other intangible assets which we are amortizing on a straight-line basis to the income statement over a weighted average expected life of 13.1 years. These intangible assets comprise the following:

•	technology ($18.3 million) being amortized straight-line over 16.5 years. In the first nine months of 2013 amortization expense of $0.8 million was recognized in cost of goods sold (2012 – $0.0 million).

•	customer relationships ($28.2 million) and a non-compete agreement ($1.5 million) being amortized straight-line over 11.5 years and 2.0 years, respectively. In the first nine months of 2013 amortization expenses of $1.8 million and $0.6 million were recognized in selling, general and administrative expenses, respectively (2012 – $0.0 million and $0.0 million, respectively).

Internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At September 30, 2013, we had capitalized $19.1 million (2012 – $9.5 million) in relation to this internally developed software. No amortization expense was recognized in the first nine months of 2013 (2012 – $0.0 million).

Others

The remaining intangible assets of $48.2 million relate to those recognized in the acquisition accounting in respect of technology, customer relationships and patents; and sales and marketing agreements to market and sell tetra ethyl lead (“TEL”). These assets are being amortized straight-line over periods of up to 13 years. In the first nine months of 2013 amortization expenses of $2.0 million and $1.1 million were recognized in cost of goods sold and selling, general and administrative expenses, respectively (2012 – $2.0 million and $1.1 million, respectively).

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012

Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)	$(1.2)	$(1.2)
Interest cost on projected benefit obligation	(7.6)	(8.0)	(23.2)	(24.0)
Expected return on plan assets	8.7	8.4	26.4	25.4
Amortization of prior service credit	0.3	0.3	0.9	0.9
Amortization of actuarial net losses	(1.7)	(0.3)	(5.0)	(0.9)

	$(0.7)	$0.0	$(2.1)	$0.2

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive income/(loss) into selling, general and administrative expenses.

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2013	$0.6	$12.2	$12.8
Additions for tax positions of prior periods	0.2	0.1	0.3
Reductions due to lapsed statutes of limitations	(0.1)	(0.5)	(0.6)

Closing balance at September 30, 2013	0.7	11.8	12.5
Current	(0.4)	(5.0)	(5.4)

Non-current	$0.3	$6.8	$7.1

All of the $12.5 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As at September 30, 2013, the Company and its U.S. subsidiaries were subject to tax audits in the U.S. and the Company’s German and United Kingdom subsidiaries were subject to tax audits in Germany and the United Kingdom, respectively. The Company does not currently anticipate that adjustments, if any, arising out of these tax audits would result in a material change to its financial position as at September 30, 2013.

The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2009 onwards), Germany (2006 onwards), Switzerland (2011 onwards) and the United Kingdom (2010 onwards).

The Company is in a position to control whether or not to repatriate foreign earnings and we intend to permanently reinvest earnings overseas to fund overseas subsidiaries. No taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2012 and 2011 was approximately $717 million and $665 million, respectively. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practical at this time.

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2013	December 31, 2012

Revolving credit facility	$88.0	$20.0
Promissory note	5.0	10.0

	93.0	30.0
Less current portion	(5.0)	(5.0)

	$88.0	$25.0

On August 28, 2013, we amended our five-year revolving credit facility (“the facility”). The amendment provides for an increase in the facility available to the Company and certain subsidiaries of the Company from $100 million to $150 million and retains the term of the facility through to December 2016. In addition, the amendment allows the Company to request an additional amount of up to $50 million to be committed by the lenders. As a result $0.7 million of refinancing costs have been capitalized in the quarter and are being amortized over the expected life of the facility in line with the costs capitalized for the original facility in December 2011.

NOTE 9 – PLANT CLOSURE PROVISIONS

The principal site giving rise to environmental remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”).

Movements in the provisions for the nine months ended September 30 are summarized as follows:

	2013			2012
(in millions)	Severance	Remediation	Total	Total

Total at January 1	$1.1	$29.3	$30.4	$28.6
Charge for the period	0.0	2.0	2.0	2.1
Utilized in the period	(0.1)	(1.3)	(1.4)	(2.2)
Exchange effect	0.0	0.1	0.1	0.0

Closing balance at September 30	1.0	30.1	31.1	28.5
Due within one year	0.0	(3.7)	(3.7)	(3.6)

Due after one year	$1.0	$26.4	$27.4	$24.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period above, of $2.0 million, represents the accretion expense recognized in the first nine months of 2013.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs

(Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first nine months of 2013, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$53.9	$53.9	$22.4	$22.4
Short-term investments	6.4	6.4	5.1	5.1
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	0.3	0.3	1.3	1.3
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	0.3	0.3	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$93.0	$93.0	$30.0	$30.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	11.5	11.5	12.6	12.6
Acquisition-related contingent consideration	4.6	4.6	4.3	4.3

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

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	September 30, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notional quantity – 275 tonnes			$0.1	$0.1
Notional quantity – 0 tonnes	$0.0	$0.0

We enter into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2013 is summarized below:

(in millions)	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
Foreign currency forward exchange contracts	Other income/(expense)	$(0.7)

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives products to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Resolution of certain government investigations and other matters

As we have previously disclosed, in the first quarter of 2010, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company and its subsidiaries under the United Nations Oil for Food Program, the U.S. Foreign Corrupt Practices Act, the U.S. Cuban Assets Control Regulations and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at September 30, 2013, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total

Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to fair value	0.0	0.0	0.0

	40.2	3.9	44.1
Amounts paid	(36.5)	(3.3)	(39.8)
Exchange effect	0.1	0.0	0.1

	3.8	0.6	4.4
Due within one year	(3.8)	(0.6)	(4.4)

	$0.0	$0.0	$0.0

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2013, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $5.0 million.

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

NOTE 13 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

At September 30, 2013, the Company had authorized common stock of 40,000,000 shares (December 31, 2012 – 40,000,000). Issued shares at September 30, 2013, were 29,554,500 (December 31, 2012 – 29,554,500) and treasury stock amounted to 5,799,296 shares (December 31, 2012 – 6,222,076).

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

The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2012	1,001,241	$6.27
Granted – at discount	61,028	$0.00	$34.00
– at market value	22,161	$41.27	$16.09
Exercised	(353,048)	$2.07
Forfeited	(25,418)	$6.25

Outstanding at September 30, 2013	705,964	$8.92

At September 30, 2013, there were 168,706 stock options that were exercisable, of which 88,266 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The total compensation cost for the first nine months of 2013 was $1.9 million (2012 – $2.4 million). The total intrinsic value of options exercised in the first nine months of 2013 was $3.2 million (2012 – $1.3 million).

The total compensation cost related to non-vested stock options not yet recognized at September 30, 2013 was $2.5 million and this cost is expected to be recognized over the weighted-average period of 2.06 years.

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

The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2013:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2012	623,828	$2.95
Granted – at discount	45,028	$0.00	$32.06
– at market value	6,970	$41.31	$16.09
Exercised	(276,118)	$2.29
Forfeited	(2,361)	$10.38

Outstanding at September 30, 2013	397,347	$3.69

At September 30, 2013, there were 72,104 SEUs that are exercisable, of which 65,762 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The total compensation cost for the first nine months of 2013 was $6.3 million (2012 – $5.2 million). The total intrinsic value of SEUs exercised in the first nine months of 2013 was $2.1 million (2012 – $1.2 million).

The weighted-average remaining vesting period of non-vested SEUs is 0.98 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2013 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented

Derivative instruments:
Realized gain/(loss) on derivative instruments	$(0.1)	Cost of goods sold

	(0.1)	Total before tax
	0.0	Income tax expense

	(0.1)	Net of tax

Defined benefit pension plan items:
Amortization of prior service credit	(0.9)	See (1) below
Amortization of actuarial net losses	5.0	See (1) below

	4.1	Total before tax
	(0.8)	Income tax expense

	3.3	Net of tax

Total reclassifications	$3.2	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 for additional information.

Changes in accumulated other comprehensive loss for the first nine months of 2013, net of tax, were:

(in millions)	Unrealized Gains/ (Losses) on Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2012	$0.1	$(136.6)	$(34.9)	$(171.4)

Other comprehensive income/(loss) before reclassifications	0.0	0.0	(1.6)	(1.6)
Amounts reclassified from AOCL	(0.1)	3.3	0.0	3.2

Net current period other comprehensive income/(loss)	(0.1)	3.3	(1.6)	1.6

Balance at September 30, 2013	$0.0	$(133.3)	$(36.5)	$(169.8)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how entities test indefinite-lived intangible assets, other than goodwill, for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial statements.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2013 the Company incurred fees payable to SGR of $0.9 million (2012 full year – $0.8 million). As at September 30, 2013, the amount due to SGR from the Company was $0.8 million (December 31, 2012 – $0.0 million).

NOTE 17 – SUBSEQUENT EVENTS

On November 4, 2013, the Company acquired 100% of the voting equity interests in Bachman Services Inc., Specialty Intermediates Inc., Bachman Production Specialties Inc. and Bachman Drilling & Production Specialties Inc. (the “Bachman Group Companies”). The Bachman Group Companies provide chemicals and services to the oil and gas industry and are based in Oklahoma City, Oklahoma. We purchased the Bachman Group Companies for a cash consideration of $45 million and by the issuance of 319,953 shares of unregistered Innospec Inc. common stock to the previous owners with a fair value of approximately $15 million, based on the Innospec share price on the closing date. We acquired the businesses in order to move us towards critical mass, and bring both good technology and market positioning in the oilfield specialties sector which forms part of our Fuel Specialties segment. The Bachman Group Companies has annual sales of approximately $80 million. At the time of filing our September 30, 2013 Form 10-Q we are unable to provide supplemental pro forma information or include disclosures regarding the acquisition–date fair values of the acquired assets and liabilities as we have not completed our valuation analysis. We intend to perform a valuation of the assets acquired and liabilities assumed for our 2013 Form 10-K, and so determine the intangibles assets and related amortization to be included in the pro forma information.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2013

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012

Net sales:
Fuel Specialties	$137.4	$127.0	$403.6	$372.2
Performance Chemicals	47.9	46.8	140.2	138.2
Octane Additives	7.5	9.6	33.4	52.3

	$192.8	$183.4	$577.2	$562.7

Gross profit:
Fuel Specialties	$42.6	$36.8	$130.1	$110.2
Performance Chemicals	11.1	10.4	32.9	33.6
Octane Additives	3.7	3.5	17.6	27.6

	$57.4	$50.7	$180.6	$171.4

Operating income:
Fuel Specialties	$22.3	$19.6	$66.4	$58.2
Performance Chemicals	5.6	5.6	17.1	18.8
Octane Additives	2.1	1.5	13.0	21.9
Pension credit/(charge)	(0.7)	0.0	(2.1)	0.2
Corporate costs	(9.4)	(9.1)	(29.4)	(25.5)
Restructuring charge	0.0	(0.1)	0.0	(0.2)
Impairment of Octane Additives segment goodwill	(0.4)	(0.3)	(1.0)	(0.9)
Profit on disposal	0.0	0.1	0.0	0.1

Total operating income	$19.5	$17.3	$64.0	$72.6

	Three Months Ended September 30
(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$137.4	$127.0	$10.4	+8%
Performance Chemicals	47.9	46.8	1.1	+2%
Octane Additives	7.5	9.6	(2.1)	-22%

	$192.8	$183.4	$9.4	+5%

Gross profit:
Fuel Specialties	$42.6	$36.8	$5.8	+16%
Performance Chemicals	11.1	10.4	0.7	+7%
Octane Additives	3.7	3.5	0.2	+6%

	$57.4	$50.7	$6.7	+13%

Gross margin (%):
Fuel Specialties	31.0	29.0	+2.0
Performance Chemicals	23.2	22.2	+1.0
Octane Additives	49.3	36.5	+12.8
Aggregate	29.8	27.6	+2.2

Operating expenses:
Fuel Specialties	$(20.3)	$(17.2)	$(3.1)	+18%
Performance Chemicals	(5.5)	(4.8)	(0.7)	+15%
Octane Additives	(1.6)	(2.0)	0.4	-20%
Pension credit/(charge)	(0.7)	0.0	(0.7)	n/a
Corporate costs	(9.4)	(9.1)	(0.3)	+3%

	$(37.5)	$(33.1)	$(4.4)	+13%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2013
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+16	+1	-13	-4	+4
Price and product mix	-13	+7	0	+29	0
Exchange rates	0	+5	+1	0	+2
Acquisitions	+6	0	0	0	+2

	+9	+13	-12	+25	+8

Americas saw a strong increase in volumes due to higher demand partly offset by an adverse price and product mix as a result of lower sales of high margin products. Acquisitions in the Americas, relating to Strata, continued to generate favorable variances compared to the same quarter in the prior year. In EMEA slightly higher volumes and favorable price and product mix were due to slightly higher demand and increased sales of higher margin products. EMEA benefited from favorable exchange rate variances driven primarily by a strengthening of the European Union euro against the U.S. dollar. ASPAC saw a decline in volumes in the quarter primarily due to reduced demand in the region. Avtel volumes declined due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market with the price and product mix benefiting from a favorable customer mix.

Gross margin: the year on year increase of 2.0 percentage points reflected a richer price and product mix in EMEA; the continued benefit from higher margin sales in the Strata business; together with favorable customer mix in our higher margin Avtel business; partly offset by an adverse price and product mix in the Americas.

Operating expenses: the year on year increase of 18%, or $3.1 million, was due to $1.5 million of additional costs for the Strata business; $1.0 million higher personnel-related compensation costs, partly due to higher accruals for share based compensation expense, driven by the quarterly rise in our stock price compared to the same quarter in the prior year; $1.0 million of additional research, development and new product testing costs; offset by a $0.4 million reduction in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2013
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-16	-1	+28	-4
Price and product mix	+3	+3	-28	-1
Exchange rates	-1	+3	0	+1
Acquisitions	+14	0	0	+6

	0	+5	0	+2

Volumes decreased in the Americas primarily due to lower demand in Fragrance Ingredients together with the continued decline in sales of an industrial product. Price and product mix in the Americas benefited from a retrospective price adjustment with a customer. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated favorable variances compared to the same quarter in the prior year. Volumes decreased marginally in EMEA due to lower demand for Polymers and the continued decline in sales of an industrial product. Price and product mix in EMEA benefited from a retrospective price adjustment with a customer. EMEA also benefited from favorable exchange rate variances, driven primarily by a strengthening of the European Union euro against the U.S. dollar. ASPAC volumes were higher although price and product mix was adversely impacted by higher sales of lower margin products.

Gross margin: the year on year increase of 1.0 percentage points reflected a retrospective price adjustment with a customer in the Americas and EMEA; together with higher margins in our Chemsil business; offset by competitive pricing pressures in ASPAC.

Operating expenses: the year on year increase of 15%, or $0.7 million, was primarily in respect of our recently acquired Chemsil and Chemtec businesses.

Octane Additives

Net sales: decreased by 22% with decreased volumes (down 27 percentage points), due to the timing of shipments and declining demand from major customers, partly offset by an improved customer mix (up 3 percentage points), together with improved revenue from our environmental remediation business (up 2 percentage points). In both 2013 and 2012, sales were focused in the Middle East and Northern Africa.

Gross margin: increased by 12.8 percentage points from 36.5% to 49.3%, primarily due to non-recurring freight storage costs in the prior year and favorable manufacturing variances.

Operating expenses: decreased by $0.4 million from $2.0 million to $1.6 million, due to the efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.7 million net charge in 2013 compared to $0.0 million in 2012. The net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 3%, or $0.3 million, reflected $2.1 million higher legal, professional and other expenses, including $1.0 million higher acquisition-related costs; $0.4 million higher personnel-related compensation costs, primarily due to higher accruals for share based compensation expense, driven by the quarterly rise in our stock price compared to the same quarter in the prior year; offset by a $2.2 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

Impairment of Octane Additives segment goodwill: was $0.4 million in 2013 and $0.3 million in 2012.

Other net income/(expense): other net expense of $0.8 million primarily related to gains of $0.8 million on translation of net assets denominated in non-functional currencies in our European businesses, offset by net foreign exchange losses on foreign currency forward exchange contracts of $1.7 million. In 2012, other net expense of $0.1 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $0.4 million in 2013 and $0.2 million in 2012.

Income taxes: the GAAP effective tax rate was 23.5% and 8.8% in 2013 and 2012, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions, increased by 13.0 percentage points. The movement in the adjusted effective tax rate is primarily due to the third quarter of 2013 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations as compared to the third quarter of 2012, together with the impact of a 3% prospective reduction in the United Kingdom’s corporation tax rate in the third quarter of 2013 on the measurement of existing deferred tax balances. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended September 30
(in millions)	2013	2012

Income before income taxes	$18.3	$17.0

Income taxes	$4.3	$1.5
Add back adjustment of income tax positions	(0.1)	0.2

	$4.2	$1.7

GAAP effective tax rate	23.5%	8.8%

Adjusted effective tax rate	23.0%	10.0%

	Nine Months Ended September 30
(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$403.6	$372.2	$31.4	+8%
Performance Chemicals	140.2	138.2	2.0	+1%
Octane Additives	33.4	52.3	(18.9)	-36%

	$577.2	$562.7	$14.5	+3%

Gross profit:
Fuel Specialties	$130.1	$110.2	$19.9	+18%
Performance Chemicals	32.9	33.6	(0.7)	-2%
Octane Additives	17.6	27.6	(10.0)	-36%

	$180.6	$171.4	$9.2	+5%

Gross margin (%):
Fuel Specialties	32.2	29.6	+2.6
Performance Chemicals	23.5	24.3	-0.8
Octane Additives	52.7	52.8	-0.1
Aggregate	31.3	30.5	+0.8

Operating expenses:
Fuel Specialties	$(63.7)	$(52.0)	$(11.7)	+23%
Performance Chemicals	(15.8)	(14.8)	(1.0)	+7%
Octane Additives	(4.6)	(5.7)	1.1	-19%
Pension credit/(charge)	(2.1)	0.2	(2.3)	n/a
Corporate costs	(29.4)	(25.5)	(3.9)	+15%

	$(115.6)	$(97.8)	$(17.8)	+18%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2013
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+4	0	+1	+19	+3
Price and product mix	-4	+7	+2	+7	+2
Exchange rates	0	+2	0	0	+1
Acquisitions	+7	0	0	0	+2

	+7	+9	+3	+26	+8

Americas saw an increase in volumes year to date as a result of higher demand, offset by an adverse price and product mix as a result of lower sales of high margin products. Acquisitions in the Americas, relating to Strata, continued to generate favorable variances compared to the same period in the prior year. EMEA volumes remained on par with the prior year, while benefiting from an improved price and product mix. Volumes were marginally higher in ASPAC with a favorable price and product mix which benefited from improved pricing. Avtel volumes increased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market with the price and product mix benefiting from a favorable customer mix.

Gross margin: the year on year increase of 2.6 percentage points reflected a richer price and product mix in EMEA and ASPAC; the continued benefit from higher margin sales in the Strata business; a favorable customer mix in our higher margin Avtel business; offset by adverse price and product mix in the Americas.

Operating expenses: the year on year increase of 23%, or $11.7 million, was due to $4.9 million of additional costs for the Strata business; $2.2 million of increased personnel-related compensation costs, partly due to the higher accruals for share based compensation expense driven by the rise in our stock price compared to the same period in the prior year; $3.3 million of additional research, development and new product testing costs; $1.1 million of additional commissions; and a $0.2 million increase in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2013
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-2	-1	+9	0
Price and product mix	+2	-1	-10	-1
Exchange rates	-1	+1	0	0
Acquisitions	+5	0	0	+2

	+4	-1	-1	+1

Volumes were lower in the Americas as a result of lower volumes in Fragrance Ingredients, offset by an improved price and product mix resulting from a retrospective price adjustment with a customer. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated favorable variances compared to the same period in the prior year. Volumes in EMEA remained marginally lower than the prior year primarily due to lower volumes of an industrial product, combined with a marginally weaker price and product mix in our Polymer and Fragrance markets. ASPAC volumes moved higher but remain adversely impacted by higher sales of lower margin products.

Gross margin: the year on year decrease of 0.8 percentage points reflected the competitive pricing pressures for Fragrance Ingredients and weaker price and product mix in Polymers, partly offset by a richer price and product mix in our Personal Care market; together with a retrospective price adjustment with a customer in the Americas and EMEA; and higher margins in our Chemsil business.

Operating expenses: the year on year increase of 7%, or $1.0 million, reflected $0.7 million of additional costs for our recently acquired Chemsil and Chemtec businesses, together with $0.3 million higher personnel-related compensation costs driven by the rise in our stock price compared to the same period in the prior year.

Octane Additives

Net sales: decreased by 36% with decreased volumes (down 37 percentage points), due to the timing of shipments and declining demand from major customers, and an improved customer mix (up 3 percentage points), together with reduced revenue from our environmental remediation business (down 2 percentage points). In both 2013 and 2012, sales were focused in the Middle East and Northern Africa.

Gross margin: decreased by 0.1 percentage points from 52.8% to 52.7%, primarily due to favorable customer mix and non-recurring freight storage costs in the prior year; offset by adverse manufacturing variances.

Operating expenses: decreased by $1.1 million from $5.7 million to $4.6 million, due to the efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $2.1 million net charge in 2013 compared to a $0.2 million credit in 2012. The net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 15%, or $3.9 million, reflected $7.2 million higher legal, professional and other expenses, including $1.2 million higher acquisition-related costs; $1.3 million higher personnel-related compensation costs, primarily due to higher accruals for share based compensation expense, driven by the rise in our stock price compared to the same period in the prior year; $0.5 million higher information technology service platform costs; offset by a $5.2 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

Impairment of Octane Additives segment goodwill: was $1.0 million in 2013 and $0.9 million in 2012.

Other net income/(expense): other net expense of $0.8 million primarily related to losses of $1.8 million on translation of net assets denominated in non-functional currencies in our European businesses, together with net foreign exchange losses on foreign currency forward exchange contracts of $0.7 million; partly offset by realized gains of $1.8 million on accounts receivable and payable. In 2012, other net expense of $3.3 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $1.1 million in 2013 and $0.8 million in 2012.

Income taxes: the GAAP effective tax rate was 20.9% and 18.8% in 2013 and 2012, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions, increased by 2.4 percentage points. The movement in the adjusted effective tax rate is primarily due to the third quarter of 2013 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations, together with the impact of a 3% prospective reduction in the United Kingdom’s corporation tax rate in the third quarter of 2013 on the measurement of existing deferred tax balances. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Nine Months Ended September 30
(in millions)	2013	2012
Income before income taxes	$62.1	$68.5

Income taxes	$13.0	$12.9
Add back adjustment of income tax provisions	0.3	0.1

	$13.3	$13.0

GAAP effective tax rate	20.9%	18.8%

Adjusted effective tax rate	21.4%	19.0%

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

(in millions)	September 30, 2013	December 31, 2012
Total current assets	$363.2	$296.6
Total current liabilities	(153.8)	(147.3)

Working capital	209.4	149.3
Less cash and cash equivalents	(53.9)	(22.4)
Less short-term investments	(6.4)	(5.1)
Less current portion of deferred tax assets	(11.0)	(11.0)
Less prepaid income taxes	(5.0)	0.0
Add back accrued income taxes	0.0	3.2
Add back current portion of long-term debt	5.0	5.0
Add back current portion of plant closure provisions	3.7	5.1
Add back current portion of unrecognized tax benefits	5.4	3.0
Add back current portion of deferred tax liabilities	0.1	0.2
Add back current portion of deferred income	0.1	1.4

Adjusted working capital	$147.4	$128.7

In the first nine months of 2013 our adjusted working capital (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) increased by $18.7 million. In total our Chemsil and Chemtec acquisitions accounted for $5.7 million of the increase at September 30, 2013, within our Performance Chemicals segment.

The $2.7 million decrease in trade and other accounts receivable reflects decreases in our Fuel Specialties and Octane Additives segments whose third quarter sales were $17.6 million and $9.8 million lower than the fourth quarter of 2012; partly offset by increases in our Performance Chemicals segment whose third quarter sales were $6.5 million higher than the fourth quarter of 2012 . Days’

sales outstanding remained unchanged at 44 days in our Fuel Specialties segment, whilst they increased from 43 days to 50 days in our Performance Chemicals segment. Trade receivables in our Octane Additives segment are primarily driven by the timing of shipments to major customers, and the associated sales terms of those shipments, of which there was a significant shipment at the end of the fourth quarter of 2012 compared to a smaller shipment at the end of the third quarter of 2013.

The $29.0 million increase in inventories is spread across all our segments following decisions to build certain product inventories of strategic importance in preparation for our anticipated increase in sales for the fourth quarter. Days’ sales in inventory increased from 69 days to 94 days in our Fuel Specialties segment, whilst declining in our Performance Chemicals segment over the same period from 101 days to 89 days as the relatively high year end levels of inventory were sold through. Inventory in our Octane Additives segment increased $6.0 million due to the timing of significant purchases of raw materials just prior to the quarter end.

Prepaid expenses increased $2.5 million from $4.1 million to $6.6 million, as insurance invoices were received in the quarter for the next annual period of cover.

The $10.1 million increase in accounts payable and accrued liabilities was due to increases across all our segments primarily reflecting the timing of payments to external suppliers, in particular a large purchase of raw materials in our Octane Additives segment. Creditor days in our Fuel Specialties segment reduced from 29 days to 25 days primarily due to the timing of invoicing from suppliers. Creditor days reduced significantly in our Performance Chemicals segment from 41 days to 30 days, reflecting a return to more normal levels after spiking at the year end in line with increased production and associated inventories in the fourth quarter of 2012.

Operating Cash Flows

We generated cash from operating activities of $31.8 million and $59.0 million in the first nine months of 2013 and 2012, respectively. The decrease in cash provided by operating activities from 2012 to 2013 of $27.2 million reflected an overall increase in our working capital requirements, together with lower net income of $6.5 million and a significant movement in accrued income taxes. In the first nine months of 2013 our working capital requirements increased by $15.6 million, compared to a $6.0 million decrease in the first nine months of 2012.

Cash

At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $53.9 million and $22.4 million, respectively, of which $49.0 million and $17.5 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At September 30, 2013 and December 31, 2012, we had short-term investments of $6.4 million and $5.1 million, respectively.

Debt

At September 30, 2013, the Company had debt outstanding of $88.0 million under its credit facility and a $5.0 million promissory note. The credit facility provides for borrowings by us of up to $150 million until it expires on December 14, 2016 and may be drawn down in full in the U.S.. In addition, the Company can request an additional amount of up to $50 million to be committed by the lenders.

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

Based upon this evaluation of disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company. As previously disclosed, we are continuing with the implementation of a new, company-wide, information system platform which began in 2011. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platform providing a fallback position. We have implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. As a consequence, none of the changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As part of the consideration in the acquisition of Chemsil on August 30, 2013, we issued 150,943 of Innospec Inc. common stock to the previous owner on that date. There were no repurchases of stock in 2013.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

10.1	Supplemental Agreement, dated August 28, 2013, among the Company, certain subsidiaries of the Company, and various lenders, including Lloyds TSB Bank Plc, as agent and security agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 29, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2013	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 6, 2013	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer