Form 10-K
period 2013-12-31
INNOSPEC INC.
filed 2014-02-13
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205495

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13879

INNOSPEC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8310 South Valley Highway Suite 350 Englewood Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 792 5554

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2013) was approximately $515 million, based on the closing price of the common shares on the NASDAQ on June 30, 2013. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 6, 2014, 24,346,553 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2014 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

General

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care and fragrance ingredients and other specialty chemicals. Our products are sold primarily to oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield specialties business supplies drilling and production chemicals which make exploration and production more cost-efficient and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets.

Our principal executive offices are in Englewood, Colorado. We became an independent company on May 22, 1998, when we were spun off from our then parent company Great Lakes Chemical Corporation (which subsequently became Chemtura Corporation). We changed our name from Octel Corp. to Innospec Inc. on January 30, 2006. Our common stock is listed on the NASDAQ under the symbol “IOSP.”

Segmental Information

Innospec divides its business into three segments for management and reporting purposes:

•	Fuel Specialties (including Oilfield Specialties)

•	Performance Chemicals

•	Octane Additives

The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is generally characterized by volatile and declining demand. For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemical products used as additives to a wide range of fuels. These fuel additive products help improve fuel efficiency, boost engine performance and reduce harmful emissions; and are used in the efficient operation of automotive, marine and aviation engines, power station generators, and heating and diesel particulate filter systems. Our Fuel Specialties segment also includes our activities in Oilfield Specialties.

During 2013, we completed the acquisition of Bachman Services, Inc., Specialty Intermediates, Inc., Bachman Production Specialties, Inc. and Bachman Drilling & Production Specialties, Inc. (collectively “Bachman”) to add to our 2012 acquisition of Strata Control Services, Inc. (“Strata”) to further build-out our presence in Oilfield Specialties.

In addition to these acquisitions, the segment has grown organically through our development of new products to address what we believe are the key drivers in demand for fuel additives. These drivers include increased focus on fuel economy, changing engine technology and legislative developments. We have devoted substantial resources towards the development of new and improved products that may be used to improve fuel efficiency.

Our customers in this segment include national oil companies, multinational oil companies, oil and gas exploration companies and fuel retailers.

Performance Chemicals

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets.

In 2013, we acquired Chemsil Silicones, Inc. (“Chemsil”) and Chemtec Chemical Co. (“Chemtec”). These acquisitions have added new products and technology to the Personal Care business within our Performance Chemicals segment, as well as providing an enhanced sales infrastructure to serve the important West Coast U.S. market.

This segment has also grown organically, through the development and marketing of innovative products to the personal care industry. The focus for our Performance Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.

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

Strategy

Our strategy is to develop new and improved products and technologies to continue to strengthen and increase our market positions within our Fuel Specialties (including Oilfield Specialties) and Performance Chemicals segments. The segments together have had average organic revenue growth of 5% per annum, and average operating income growth of 9% per annum, since 2008. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties (including Oilfield Specialties) and Performance Chemicals segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with reduced operating risk.

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

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, Octane enhancer, various solvents and ethylene.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material in products representing approximately 7% of the Company’s sales.

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

The trademark “Innospec and the Innospec device” in Classes 1, 2 and 4 of the “International Classification of Goods and Services for the Purposes of the Registration of Marks” are registered in all jurisdictions in which the Company has a significant market presence. The Company also has trademark registrations for certain product names in all jurisdictions in which it has a significant market presence.

We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world where necessary to secure a technology base free from infringement of our intellectual property.

Customers

In 2013, the Company had a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $83.1 million (10%) of our net group sales. In 2012 and 2011, Shell accounted for $82.9 million (11%) and $78.7 million (10%) of our net group sales, respectively.

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

Fuel Specialties: The Fuel Specialties market is generally fragmented and characterized by a small number of competitors in each submarket. The competitors in each submarket differ with no one company holding a dominant position in the Fuel Specialties market. Within the Fuel Specialties market, the Oilfield Specialties sub-market is very fragmented – although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term relationships with refinery customers.

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

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties (including Oilfield Specialties) and Performance Chemicals segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $21.2 million, $19.6 million and $18.3 million in 2013, 2012 and 2011, respectively.

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

Health, Safety and Environmental Matters

We are subject to environmental laws in the majority of the countries in which we conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws, including where appropriate asset retirement obligations.

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

Employees

The Company had approximately 1100 employees in 20 countries as at December 31, 2013.

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

Part of our strategy is to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing business. The success of these transactions depends on our ability to efficiently complete transactions, integrate assets and personnel acquired in these transactions and apply our internal control processes to these acquired businesses. Consummating acquisitions, partnerships or other opportunities and integrating an acquisition involve considerable expenses, resources and management time commitments, and our failure to effect these as intended could result in unanticipated expenses and losses. Post-acquisition integration may result in unforeseen difficulties and may deplete significant financial resources that could otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the benefits of an acquisition in the way we anticipated when we first entered the transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

The ongoing concern about the stability of global markets generally and the strength of counterparties in particular has led many lenders and institutional investors to reduce, or cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending which could affect our business. Global economic factors affecting our business include, but are not limited to, miles driven by passenger and commercial vehicles, legislation to control fuel quality, impact of alternative propulsion systems, consumer demand for premium personal care and cosmetic products, and oil and gas drilling and production rates. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads, which may make it difficult or more expensive for us to obtain credit. Continued turbulence in the U.S. and international markets and economies, the generally restricted environment for credit, and prolonged declines in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

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

We are also continuing with the process of implementing our new, company-wide, information system platform. We have implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. Further deployments of the new information system platform, outside of the U.S., may cost more than projected or may not perform as expected, either of which could adversely impact our results of operations, financial position and cash flows.

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

The primary exchange rate fluctuation exposures we have are with the European Union euro, British pound sterling and Swiss franc. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so. We cannot accurately predict future exchange rate variability among these currencies or relative to the U.S. dollar. While we take steps to manage currency exchange rate exposure, including entering into hedging transactions, we cannot eliminate all exposure to future exchange rate variability. These exchange risks could adversely impact our results of operations, financial position and cash flows.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of these raw materials are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. We have entered into hedging arrangements for certain utilities and raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. If the costs of raw materials, chemicals or energy increase, and we are not able to pass on these cost increases to our customers, then profit margins and cash flows from operating activities would be adversely impacted. If raw material costs increase significantly, then our need for working capital could increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

Approximately 49% of our common stock is held by five stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

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

In addition, the credit facility requires us to meet certain financial ratios, including ratios based on net debt to EBITDA and net interest expense to EBITDA. Net debt, net interest expense and EBITDA are non-GAAP measures of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the credit facility, it could adversely impact our results of operations, financial position and cash flows.

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

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Research & Development
High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Crowley, Louisiana (1)	Fuel Specialties	Sales/Manufacturing/Administration
Chatsworth, California	Performance Chemicals	Sales/Manufacturing/Administration
Oklahoma City, Oklahoma	Fuel Specialties	Sales/Manufacturing/Administration
Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore, Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Widnes, United Kingdom	Performance Chemicals	Manufacturing/Administration Research & Development
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Leuna, Germany	Fuel Specialties and Performance Chemicals	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Zug, Switzerland (1)	Octane Additives	Sales/Administration
Moscow, Russia (1)	Fuel Specialties	Sales/Administration
Itajai, Brazil (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

(1)	Leased property

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 6, 2014 there were 1,097 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$44.28	$44.01	$46.66	$48.71
Low	$35.27	$39.93	$40.61	$42.58

2012
High	$32.81	$31.80	$33.92	$34.49
Low	$28.27	$25.56	$29.65	$29.57

Dividends

The Company declared the following cash dividend for the year ended December 31, 2013:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 4, 2013	November 18, 2013	November 27, 2013	$0.50

The Company declared the following cash dividend for the year ended December 31, 2012:

Date declared	Stockholders of Record	Date Paid	Amount per share
December 3, 2012	December 14, 2012	December 21, 2012	$2.00

On December 14, 2011, we entered into a five-year revolving credit facility which contains no restrictions on our ability to declare dividends and the Company is allowed to repurchase its own common stock as long as we are in compliance with the financial covenants in the credit facility.

Unregistered Sales of Equity Securities

As part of the consideration in the acquisition of Chemsil on August 30, 2013, we issued 150,943 of Innospec Inc. common stock to the previous owner on that date.

As part of the consideration in the acquisition of Bachman on November 4, 2013, we issued 319,953 of Innospec Inc. common stock to the previous owners on that date.

Issuer Purchases of Equity Securities

No purchases of equity securities by the issuer or affiliated purchasers were made during the fourth quarter of 2013.

Repurchased common stock is held as treasury stock unless re-issued under equity compensation plans.

The Company’s most recent Rule 10b5-1 and/or 10b-18 repurchase plan ended on December 31, 2011 and therefore the Company made no repurchases under such plans in 2013. The Company may approve further share repurchase programs in the future but there are currently no active repurchase plans in place.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 2,640,000.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2008, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2008*

	2008	2009	2010	2011	2012	2013
Innospec Inc.	100.00	174.83	353.47	486.36	632.26	856.45
S&P 500 Index	100.00	123.45	139.23	139.23	157.90	204.63
NASDAQ Composite Index	100.00	143.89	168.22	165.19	191.47	264.84
Russell 2000 Index	100.00	125.22	156.90	148.35	170.06	232.98

* Excludes purchase commissions

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2013	2012	2011	2010	2009
Summary of performance:
Net sales	$818.8	$776.4	$774.4	$683.2	$598.5
Impairment of Octane Additives segment goodwill	(1.3)	(1.2)	(2.0)	(2.2)	(2.2)
Operating income (3)	90.6	96.5	47.2	67.1	20.7
Income before income taxes (3)	92.8	93.3	50.2	65.6	18.3
Income taxes (3)	(15.0)	(26.4)	(3.1)	4.3	(11.9)
Net income (3)	77.8	66.9	47.1	69.9	6.4
Net income attributable to the non-controlling interest	0.0	0.0	0.0	0.0	0.0
Net income attributable to Innospec Inc. (3)	77.8	66.9	47.1	69.9	6.4
Net cash provided by operating activities	61.3	61.3	34.7	58.2	87.4
Financial position at year end:
Total assets	794.7	579.4	568.8	549.4	543.1
Long-term debt (including current portion)	148.0	30.0	35.0	47.0	51.0
Cash and cash equivalents, and short-term investments	86.8	27.5	81.0	111.3	68.6
Stockholders’ equity	$409.4	$317.0	$343.1	$300.7	$157.6
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of sales (3)	9.5	8.6	6.1	10.2	1.1
Effective tax rate as a percentage (1) (3)	16.2	28.3	6.2	(6.6)	65.0
Current ratio (2)	2.6	2.0	2.2	2.0	1.6
Share data:
Earnings per share attributable to Innospec Inc.
– Basic (3)	$3.29	$2.89	$2.00	$2.94	$0.27
– Diluted (3)	$3.22	$2.81	$1.92	$2.82	$0.26
Dividend paid per share	$0.50	$2.00	$0.00	$0.00	$0.05
Shares outstanding (basic, thousands)
– At year end	24,347	23,332	23,047	23,703	23,664
– Average during year	23,651	23,187	23,568	23,756	23,642
Closing stock price
– High	$48.71	$34.49	$37.66	$22.40	$15.63
– Low	$35.27	$25.56	$19.16	$8.68	$2.79
– At year end	$46.22	$34.49	$28.07	$20.40	$10.09

(1)	The effective tax rate is calculated as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	Prior year comparatives have been revised as explained in Note 2 to the financial statements.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013

Net sales	$199.4	$185.0	$192.8	$241.6
Gross profit	63.8	59.4	57.4	74.6
Operating income	22.2	22.3	19.5	26.6
Net income (1)	18.0	17.1	14.0	28.7
Net cash provided by operating activities	$17.9	$19.7	$(5.8)	$29.5
Per common share:
Earnings – basic	$0.77	$0.73	$0.59	$1.19
– diluted	$0.75	$0.71	$0.58	$1.17
2012 (3)

Net sales	$200.8	$178.5	$183.4	$213.7
Gross profit	64.0	56.7	50.7	65.0
Operating income	31.2	24.1	17.3	23.9
Net income (2)	24.6	15.5	15.5	11.3
Net cash provided by operating activities	$18.0	$12.3	$28.7	$2.3
Per common share:
Earnings – basic	$1.07	$0.67	$0.67	$0.48
– diluted	$1.03	$0.65	$0.65	$0.47

NOTES

(1)	Special items, before tax, during the year ended December 31, 2013 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013

75th anniversary employee recognition	$0.0	$0.0	$0.0	$(1.6)
Foreign currency exchange gains/(losses)	1.0	(1.0)	(0.8)	4.9
Adjustment of income tax provisions	0.0	0.0	(0.1)	(0.1)
Acquisition-related costs	$0.0	$(0.2)	$(1.3)	$(0.3)

(2)	Special items, before tax, during the year ended December 31, 2012 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012

Tax impact of acquisition-related funding	$0.0	$0.0	$0.0	$(7.4)
Foreign currency exchange gains/(losses)	1.1	(4.3)	(0.1)	1.3
Adjustment of income tax provisions	0.0	0.0	0.2	(0.3)
Acquisition-related costs	$0.0	$0.0	$(0.3)	$(2.5)

(3)	In 2012, an adjustment to the non-cash pension expense (see Note 2 to the financial statements) has been reflected in the fourth quarter as the impact on the individual quarters is not considered to be material.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

Our business performance in 2013 was close to our expectations, demonstrating our commitment to our strategy. Sales in our growth businesses reflected our strong technological position in these markets, while the decline in Octane Additives was in line with the transition to unleaded gasoline.

We have managed our investments in capital equipment, working capital and recruitment of additional skilled personnel in line with these market factors. Our capital program and expenses during 2013 included investment in a new information system platform, which we expect to add value to our business in 2014. During 2013, we completed the acquisition of Bachman to further build-out our presence in oilfield specialties. In 2013, we also acquired Chemsil and Chemtec in order to add technology and products to our Personal Care business within our Performance Chemicals segment, as well as providing an enhanced sales infrastructure to serve the West Coast U.S. market.

CRITICAL ACCOUNTING ESTIMATES

Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Revision of Prior Period Financial Statements

During the fourth quarter of 2013, the Company identified an error in calculating the Market Related Value of Assets (“MRVA”) for Innospec Limited’s United Kingdom Pension Plan which has been overstated each year since 2003. MRVA is either the fair value of the plan assets if the employer does not defer gains or losses on plan assets, or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years, when the expected long-term rate of return is used to determine net periodic postretirement benefit cost. The overstated MRVA is used to determine the size of “the corridor” under GAAP which has resulted in an understatement of amortization of actuarial net losses within the pension expense each year since 2004. The Company has revised prior period financial statements to correct the immaterial non-cash errors for the years ended December 31, 2012 and 2011, see Note 2 Accounting Policies – Revision of Prior Years for further details. The discussion and analysis included herein is based on the financial results for the year ended December 31, 2013 and the revised financial statements for the years ended December 31, 2012 and 2011 as corrected to reflect the immaterial non-cash errors.

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

Environmental Liabilities

Remediation provisions at December 31, 2013 amounted to $31.4 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so. The Company has further determined that, due to the uncertain product life of TEL particularly in the market for aviation gasoline and other products being manufactured on site, there are uncertainties as to the probability and timing of the expected costs. Such uncertainties have been considered in estimating the provision.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $28 million and the net pension charge for 2013 by approximately $0.5 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $22 million and the net pension charge for 2013 by approximately $1.7 million.

Further information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Deferred Tax and Uncertain Income Tax Positions

At December 31, 2013, no valuation allowance is required against our foreign tax credit carry forwards within deferred tax as management believes that all the foreign tax credit carry forwards can be utilized in future periods prior to their expiration.

No deferred taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. We have no current intention to repatriate past or future earnings of our overseas subsidiaries and consider that these earnings have been reinvested overseas. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

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

Business combinations

The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed.

The measurement of the fair values of assets acquired and liabilities assumed requires considerable judgment. Although independent appraisals may be used to assist in the determination of the fair values of certain assets and liabilities, those determinations are usually based on significant estimates provided by management, such as forecasted revenue or profit. In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate appropriate to the business being acquired. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed will have a corresponding offset to goodwill. Subsequent adjustments will impact our consolidated statements of income.

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

The Company performs its annual goodwill tests in respect of Fuel Specialties and Performance Chemicals as at December 31 each year. In reviewing for any impairment charge the fair values of the reporting segments are estimated using an after-tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2013 we had $141.1 million and $46.8 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. Our annual impairment tests as of such date indicated no impairment because the estimated fair values of those reporting segments substantially exceeded the carrying values.

As a result of the Octane Additives impairment tests performed during 2013, 2012 and 2011 impairment charges of $1.3 million, $1.2 million and $2.0 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. In 2012 some of the assumptions and estimates relating to the Octane Additives segment discounted cash flows were revised as part of our planning processes (although the overall methodology was unchanged). These revisions had no material impact on the reporting of goodwill. At December 31, 2013 there was no goodwill remaining for the Octane Additives segment. Remaining sales are concentrated around a relatively small number of customers with a risk that future demand could dramatically decline.

While we believe our assumptions for impairment tests are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Other Intangible Assets (Net of Amortization) and Property, Plant and Equipment

At December 31, 2013 we had $126.8 million of other intangible assets (net of amortization), and $60.4 million of property, plant and equipment, that are discussed in Notes 7 and 5 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 16 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

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

We are continuing with the implementation of a new, company-wide, information system platform. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment and follows a multistage user acceptance program with the existing platform providing a fallback position. We have implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. Internally developed software and other costs capitalized at December 31, 2013 were $19.5 million (2012 – $10.1 million). An amortization expense of $1.0 million was recognized in 2013 (2012 – $0.0 million) in selling, general and administrative expenses.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2013	2012	2011
Net sales:
Fuel Specialties	$567.4	$527.2	$521.2
Performance Chemicals	192.4	179.6	177.0
Octane Additives	59.0	69.6	76.2

	$818.8	$776.4	$774.4

Gross profit:
Fuel Specialties	$181.1	$158.7	$149.3
Performance Chemicals	46.3	43.8	40.6
Octane Additives	27.8	33.9	36.5

	$255.2	$236.4	$226.4

Operating income:
Fuel Specialties	$92.7	$87.6	$81.7
Performance Chemicals	23.6	24.3	22.6
Octane Additives	21.5	26.0	(22.4)
Pension credit/(charge)	(2.3)	(1.6)	(2.9)
Corporate costs	(43.4)	(38.5)	(29.2)
Restructuring charge	(0.2)	(0.2)	(0.6)
Impairment of Octane Additives segment goodwill	(1.3)	(1.2)	(2.0)
Profit on disposal, net	0.0	0.1	0.0

Total operating income	$90.6	$96.5	$47.2

Results of Operations – Fiscal 2013 compared to Fiscal 2012:

(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$567.4	$527.2	$40.2	+8%
Performance Chemicals	192.4	179.6	12.8	+7%
Octane Additives	59.0	69.6	(10.6)	-15%

	$818.8	$776.4	$42.4	+5%

Gross profit:
Fuel Specialties	$181.1	$158.7	$22.4	+14%
Performance Chemicals	46.3	43.8	2.5	+6%
Octane Additives	27.8	33.9	(6.1)	-18%

	$255.2	$236.4	$18.8	+8%

Gross margin (%):
Fuel Specialties	31.9	30.1	+1.8
Performance Chemicals	24.1	24.4	-0.3
Octane Additives	47.1	48.7	-1.6
Aggregate	31.2	30.4	+0.8

Operating expenses:
Fuel Specialties	$(88.4)	$(71.1)	$(17.3)	+24%
Performance Chemicals	(22.7)	(19.5)	(3.2)	+16%
Octane Additives	(6.3)	(7.9)	1.6	-20%
Pension credit/(charge)	(2.3)	(1.6)	(0.7)	+44%
Corporate costs	(43.4)	(38.5)	(4.9)	+13%

	$(163.1)	$(138.6)	$(24.5)	+18%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+4	-1	+4	+20	+3
Price and product mix	-4	+3	-3	+4	0
Exchange rates	0	+3	0	0	+1
Acquisitions	+10	0	0	0	+4

	+10	+5	+1	+24	+8

Americas saw an increase in volumes in 2013 as a result of higher demand, offset by an adverse price and product mix as a result of lower sales of high margin products. Acquisitions in the Americas, relating to Strata and Bachman, generated additional sales compared to 2012. EMEA volumes remained on par with the prior year, while benefiting from an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar. Volumes were higher in ASPAC with an adverse price and product mix as a result of lower sales of higher margin products. Avtel volumes increased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market with the price and product mix benefiting from a favorable customer mix.

Gross margin: the year on year increase of 1.8 percentage points reflected a richer price and product mix in EMEA; the continued benefit from higher margin sales in the Strata business; and a favorable customer mix in our higher margin Avtel business; which were offset by adverse price and product mix in the Americas and ASPAC.

Operating expenses: the year on year increase of 24%, or $17.3 million, was due to $6.7 million of additional costs for the Strata business; $3.4 million of additional costs for the Bachman businesses; $2.4 million of increased personnel-related compensation costs, partly due to the higher accruals for share based compensation expense driven by the rise in our stock price compared to the same period in the prior year; $2.9 million of additional research, development and new product testing costs; $1.4 million of additional commissions; and a $0.5 million increase in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-3	0	+17	+1
Price and product mix	+1	-1	-7	0
Exchange rates	0	+1	0	0
Acquisitions	+15	0	0	+6

	+13	0	+10	+7

In the Americas volumes were lower in Fragrance Ingredients, partly offset by an improved price and product mix resulting from a retrospective price adjustment with a customer. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated additional sales compared to 2012. Volumes in EMEA are on a par with the prior year, combined with a marginally weaker price and product mix in Fragrance Ingredients partially offset by improved sales mix in Personal Care. ASPAC volumes moved higher but were impacted by higher sales of lower margin products.

Gross margin: the year on year decrease of 0.3 percentage points reflected the competitive pricing pressures for Fragrance Ingredients, partly offset by a richer price and product mix in our Personal Care market; together with a retrospective price adjustment with a customer in the Americas and EMEA; and higher margins in our Chemsil business.

Operating expenses: the year on year increase of 16%, or $3.2 million, reflected $3.1 million of additional costs for our recently acquired Chemsil and Chemtec businesses; $0.3 million higher personnel-related compensation costs driven by the rise in our stock price compared to the same period in the prior year; and a $0.2 million decrease in other expenses.

Octane Additives

Net sales: decreased by 15% with decreased volumes (down 18 percentage points), due to the timing of shipments and declining demand from major customers, and an improved customer mix (up 4 percentage points), together with reduced revenue from our environmental remediation business (down 1 percentage points). In both 2013 and 2012, sales were focused in the Middle East and Northern Africa.

Gross margin: decreased by 1.6 percentage points from 48.7% to 47.1%, due to lower manufacturing volumes, partly offset by favorable customer mix and non-recurring freight storage costs in the prior year.

Operating expenses: decreased by $1.6 million from $7.9 million to $6.3 million, due to the efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): this non-cash charge increased to a $2.3 million net charge in 2013 compared to a $1.6 million net charge in 2012, after revising the amortization of actuarial losses in 2012 (see Note 2 to the financial statements). The increase in the net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 13%, or $4.9 million, reflected $8.2 million higher legal, compliance, professional and other expenses, including acquisition-related costs of $1.8 million in 2013 compared to $2.8 million in 2012; $1.8 million higher personnel-related compensation costs, primarily due to higher accruals for share based compensation expense, driven by the rise in our stock price compared to the same period in the prior year; $0.7 million higher information technology service platform costs; offset by a $5.8 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

Restructuring charge: was $0.2 million in 2013 and 2012.

Impairment of Octane Additives segment goodwill: was $1.3 million in 2013 and $1.2 million in 2012.

Other net income/(expense): other net income of $4.1 million primarily related to gains of $5.8 million on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by net foreign exchange losses on foreign currency forward exchange contracts of $1.6 million. In 2012, other net expense of $2.0 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses offset by net foreign exchange gains on foreign currency forward exchange contracts.

Interest expense, net: increased to $1.9 million in 2013 from $1.2 million in 2012 due to the higher level of borrowing during 2013, used primarily to fund our acquisition activity.

Income taxes: the effective tax rate was 16.2% and 28.3% in 2013 and 2012, respectively. The effective tax rate, once adjusted for income tax provisions and for the tax impact of acquisition-related funding, was 15.9% in 2013 compared with 20.2% in 2012. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2013	2012
Income before income taxes	$92.8	$93.3

Income taxes	$15.0	$26.4
Add back adjustment of income tax provisions	(0.2)	(0.2)
Add back tax impact of acquisition-related funding	0.0	(7.4)

	$14.8	$18.8

GAAP effective tax rate	16.2%	28.3%

Adjusted effective tax rate	15.9%	20.2%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2013	2012
Foreign tax rate differential	$(13.6)	$(15.6)
Foreign income inclusions	5.7	46.5
Foreign tax credits	(1.8)	(36.5)
Deferred tax charge/(credit) from United Kingdom income tax rate reduction on pensions	0.9	(0.5)
Prior year adjustments	$(2.7)	$(0.6)

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2013, the Company’s income tax expense benefited to a lesser degree from a proportion of its overall profits arising in Switzerland than in 2012. This resulted in a $9.3 million benefit in Switzerland (2012 – $12.0 million). In addition, there was a $3.9 million benefit in relation to the United Kingdom (2012 – $3.3 million) and a $0.3 million benefit in relation to Germany (2012 – $0.7 million).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2013, the amount of Subpart F income and the associated Section 78 gross up amounted to $4.3 million (2012 – $4.3 million). The income earned by certain overseas subsidiaries taxable under the U.S. tax regime decreased to $1.2 million from $2.5 million in 2012. A dividend from an overseas subsidiary, remitted to the U.S., increased foreign income inclusions by $39.0 million during 2012. In 2013 no dividends were remitted to the U.S.

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. In total, $4.2 million of foreign tax credits were utilized during 2013 to partially offset the incremental U.S. taxes arising from foreign income inclusions in the year (2012 – an overseas dividend was remitted to the U.S. to provide funding for the Company’s acquisition program and $42.8 million of foreign tax credits were utilized during 2012). Of this balance, $2.4 million of foreign tax credit carry forwards from earlier years was utilized (2012 – $14.2 million). This resulted in a decrease in the recognition of foreign tax credit carry forwards of $2.4 million during the year (2012 – a $6.6 million decrease).

The United Kingdom’s 3% reduction in the corporation tax rate from 23% to 20% in April 2015, enacted in July 2013, resulted in a net deferred tax charge of $0.9 million (2012 – a net deferred tax credit of $0.5 million) in the third quarter of 2013 primarily in relation to the deferred tax position of the United Kingdom defined benefit pension plan.

Further details are given in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2012 compared to Fiscal 2011:

(in millions, except ratios)	2012	2011	Change
Net sales:
Fuel Specialties	$527.2	$521.2	$6.0	+1%
Performance Chemicals	179.6	177.0	2.6	+1%
Octane Additives	69.6	76.2	(6.6)	-9%

	$776.4	$774.4	$2.0	0%

Gross profit:
Fuel Specialties	$158.7	$149.3	$9.4	+6%
Performance Chemicals	43.8	40.6	3.2	+8%
Octane Additives	33.9	36.5	(2.6)	-7%

	$236.4	$226.4	$10.0	+4%

Gross margin (%):
Fuel Specialties	30.1	28.6	+1.5
Performance Chemicals	24.4	22.9	+1.5
Octane Additives	48.7	47.9	+0.8
Aggregate	30.4	29.2	+1.2

Operating expenses:
Fuel Specialties	$(71.1)	$(67.6)	$(3.5)	+5%
Performance Chemicals	(19.5)	(18.0)	(1.5)	+8%
Octane Additives	(7.9)	(58.9)	51.0	-87%
Pension credit/(charge)	(1.6)	(2.9)	1.3	-45%
Corporate costs	(38.5)	(29.2)	(9.3)	+32%

	$(138.6)	$(176.6)	$38.0	-22%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	-4	+3	-5	-24	-3
Price and product mix	+7	+6	+12	+6	+7
Exchange rates	0	-8	-1	0	-3

	+3	+1	+6	-18	+1

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

Other Income Statement Captions

Pension credit/(charge): this non-cash charge decreased to a $1.6 million net charge in 2012 compared to a $2.9 million net charge in 2011, primarily as a result of lower interest costs partly offset by a lower expected return on assets. Both the 2012 and 2011 charges are after revising the amortization of actuarial losses (see Note 2 to the financial statements).

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

Impairment of Octane Additives segment goodwill: was $1.2 million and $2.0 million in 2012 and 2011, respectively. Effective October 1, 2011, we updated the estimates used in the detailed forecast model to calculate impairment charges to reflect the Company’s extended estimate for the future life of our Octane Additives segment from December 31, 2012 to December 31, 2013, resulting in a lower charge. The Octane Additives segment goodwill charge for the year ending December 31, 2013 was $1.3 million.

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

Income taxes: the effective tax rate was 28.3% and 6.2% in 2012 and 2011, respectively. The effective tax rate, once adjusted for the NewMarket Corporation civil complaint settlement, adjustment of income tax provisions and for the tax impact of acquisition-related funding, was 20.2% in 2012 compared with 15.5% in 2011. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2012	2011
Income before income taxes	$93.3	$50.2
Add back NewMarket Corporation civil complaint settlement	0.0	45.0

	$93.3	$95.2

Income taxes	$26.4	$3.1
Add back tax on NewMarket Corporation civil complaint settlement	0.0	15.7
Add back adjustment of income tax provisions	(0.2)	(4.0)
Add back tax impact of acquisition-related funding	(7.4)	0.0

	$18.8	$14.8

GAAP effective tax rate	28.3%	6.2%

Adjusted effective tax rate	20.2%	15.5%

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

(in millions)	2013	2012
Total current assets	$407.4	$296.6
Total current liabilities	(155.6)	(147.3)

Working capital	251.8	149.3
Less cash and cash equivalents	(80.2)	(22.4)
Less short-term investments	(6.6)	(5.1)
Less current portion of deferred tax assets	(8.7)	(11.0)
Less prepaid income taxes	(11.4)	0.0
Add back accrued income taxes	0.0	3.2
Add back current portion of long-term debt	5.3	5.0
Add back current portion of plant closure provisions	6.2	5.1
Add back current portion of unrecognized tax benefits	6.8	3.0
Add back current portion of deferred tax liabilities	0.2	0.2
Add back current portion of deferred income	0.3	1.4

Adjusted working capital	$163.7	$128.7

In 2013 our adjusted working capital (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) increased by $35.0 million. In total our acquisitions of Chemsil, Chemtec and Bachman accounted for $15.3 million of the increase at December 31, 2013.

The $20.1 million increase in trade and other accounts receivable reflects increases in our Fuel Specialties and Performance Chemicals segments, with fourth quarter sales being $8.8 million and $10.8 million higher, respectively, than the fourth quarter of 2012, while the acquisitions of Chemsil, Chemtec and Bachman accounted for $13.0 million of the increase. Days’ sales outstanding increased from 44 days to 49 days in our Fuel Specialties segment, whilst they increased from 43 days to 51 days in our Performance Chemicals segment. Octane Additives trade and other accounts receivable was in line with 2012 due to the timing of shipments to major customers, and the associated sales terms of those shipments.

The $20.6 million increase in inventories is focused in our Fuel Specialties and Performance Chemicals segments following decisions to build certain product inventories of strategic importance in anticipation of future sales growth, together with a $10.7 million increase due to our acquisitions of Chemsil, Chemtec and Bachman. Days’ sales in inventory increased from 69 days to 79 days in our Fuel Specialties segment, whilst declining in our Performance Chemicals segment over the same period from 101 days to 96 days being a relatively normalized year end level. Inventory in our Octane Additives segment decreased $2.5 million due to the timing of significant shipments just prior to the year end.

Prepaid expenses increased $1.7 million from $4.1 million to $5.8 million, primarily due to the timing of insurance invoices and additional prepayments in our acquired businesses of $1.0 million.

The $7.4 million increase in accounts payable and accrued liabilities was primarily due to increases in our Fuel Specialties and Performance Chemicals segments as a result of the acquisitions of Chemsil, Chemtec and Bachman reflecting a $9.4 million increase year over year. Creditor days in our Fuel Specialties segment increased from 29 days to 32 days and in our Performance Chemicals segment increased from 41 days to 42 days.

Operating Cash Flows

We generated cash from operating activities of $61.3 million in both 2013 and 2012. Year over year cash from operating activities has been impacted by higher net income, lower cash outflows for our working capital requirements, and significant movements in taxes. In 2013 our working capital requirements increased by $16.4 million, compared to a $20.5 million increase in 2012.

Cash

At December 31, 2013 and 2012 we had cash and cash equivalents of $80.2 million and $22.4 million, respectively, of which $73.3 million and $17.5 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a further repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term Investments

At December 31, 2013 and 2012 we had short-term investments of $6.6 million and $5.1 million, respectively.

Debt

On August 28, 2013, we amended our five-year revolving credit facility (“the facility”). The amendment provides for an increase in the facility available to the Company and certain subsidiaries of the Company from $100 million to $150 million and retains the term of the facility through to December 2016. In addition, the amendment allowed the Company to request an additional amount of up to $50 million to be committed by the lenders, of which $30 million was committed in the fourth quarter of 2013.

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

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 2.5:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2013 and expects to not breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

As at December 31, 2013, we had $142.0 million of debt outstanding under the revolving credit facility and $1.0 million of debt financing within our acquired Bachman businesses.

Under the terms of our September 13, 2011 settlement with NewMarket Corporation, we issued a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum). The first installment was paid on September 7, 2012, and the second installment paid on September 9, 2013.

The debt maturity profile as at December 31, 2013 is set out below:

(in millions)
2014	$5.3
2015	0.6
2016	142.1
2017	0.0

148.0
Current portion of long-term debt	(5.3)

Long-term debt, net of current portion	$142.7

Outlook

At December 31, 2013, the Company had cash, cash equivalents and short-term investments of $86.8 million and debt of $148.0 million resulting in net debt of $61.2 million.

The Company expects to fund its operations over at least the next 12 months from a combination of operating cash flows and its revolving credit facility. Under the credit facility we have the ability to draw down up to $180 million, with a further $20 million to be committed by lenders. As at December 31, 2013, $142.0 million was drawn down.

Contractual Commitments

The following represents contractual commitments at December 31, 2013 and the effect of those obligations on future cash flows:

(in millions)	Total	2014	2015-16	2017-18	Thereafter
Operating activities
Compliance monitor	0.3	0.3	0.0	0.0	0.0
NewMarket promissory note	5.0	5.0	0.0	0.0	0.0
Planned funding of pension obligations	50.6	11.4	19.5	13.9	5.8
Remediation payments	31.4	6.2	6.0	2.5	16.7
Severance payments	1.0	0.0	1.0	0.0	0.0
Operating lease commitments	9.5	2.7	2.6	2.3	1.9
Raw material purchase obligations	3.2	3.2	0.0	0.0	0.0
Interest payments on debt	3.4	1.1	2.3	0.0	0.0

Investing activities
Capital commitments	2.6	2.6	0.0	0.0	0.0

Financing activities
Long-term debt obligations	148.0	5.3	142.7	0.0	0.0
Acquisition-related contingent consideration	5.0	0.0	5.0	0.0	0.0

Total	$260.0	$37.8	$179.1	$18.7	$24.4

Operating activities

Following the previously-disclosed resolution of certain government investigations and other matters, further details of which are given in Note 17 of the Notes to the Consolidated Financial Statements, the Company is committed to paying associated future compliance monitor expenses.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the last installment of which is scheduled to be paid in September, 2014.

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $11.4 million in 2014-15, $8.1 million in 2016-17 and $5.8 million in 2018-19. It is not considered meaningful to predict amounts beyond 2020 since there are too many uncertainties including future returns on assets, pension increases and inflation which are evaluated when the plan undertakes an actuarial valuation every three years.

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

Financing activities

On December 14, 2011, we entered into a five-year revolving credit facility (“the facility”) which provides for borrowings of up to $100.0 million. The credit facility can be drawn down until it expires on December 14, 2016.

On August 28, 2013, we amended the facility to increase the amount available to the Company and certain subsidiaries of the Company from $100 million to $150 million retaining the term and conditions of the facility through to December 2016. In addition, an amendment allowed the Company to request an additional amount of $50 million to be committed by the lenders, of which $30 million was committed in the fourth quarter of 2013.

On December 24, 2012, the Company acquired 100% of the voting equity interests in Strata Control Services, Inc. for a consideration of approximately $60 million. Of this consideration,

$5.0 million is payable in cash in 2015 contingent upon the achievement of certain pre-determined financial targets which we currently expect to be achieved. For accounting purposes only, we are required under GAAP, in accordance with our accounting policy, to discount this acquisition-related contingent consideration to its fair value of $4.6 million.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $31.4 million at December 31, 2013. Remediation expenditure utilizing these provisions was $1.9 million, $2.1 million and $3.1 million in the years 2013, 2012 and 2011, respectively.

Total severance expenditure was $0.1 million, $0.6 million and $0.7 million in the years 2013, 2012 and 2011, respectively.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2013 the Company had cash, cash equivalents and short-term investments of $86.8 million, no bank overdraft and long-term debt of $148.0 million (including current portion). Long-term debt comprises a revolving credit facility which provides for borrowings by us of up to $200.0 million and a $5.0 million promissory note to NewMarket Corporation. The credit facility carries an interest rate based on U.S. dollar LIBOR plus a margin of between 1.50% and 2.25% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility. The promissory note carries simple interest at 1% per annum. At December 31, 2013, $142.0 million was drawn under the revolving credit facility. As management does not expect the credit facility to be drawn down in the long-term, the Company has not entered into interest rate swap agreements in relation to this.

On the basis that interest on $5.0 million of the $148.0 million long-term debt (including current portion) is fixed and that the Company would receive interest on the $86.8 million positive cash balances and short-term investments, then the interest payable on variable debt

(excluding the margin) exceeds the interest receivable on positive cash balances and short-term investments. On a gross basis, assuming no additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates on the variable debt of $143.0 million for a one-year period would impact net income and cash flows by approximately $1.4 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.6 million before tax.

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

The trading of our Fuel Specialties and Performance Chemicals reporting segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.6 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (“Innospec”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income and accumulated other comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2013. We also have audited Innospec’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innospec’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” appearing in item 9A of the Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Innospec’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innospec as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Innospec maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Innospec acquired Chemsil Silicones Inc. (“Chemsil”) and Chemtec Chemical Co. (“Chemtec”) on August 30, 2013, and acquired Bachman Services Inc., Specialty Intermediaries Inc., Bachman Production Specialties Inc. and Bachman Drilling & Production Specialties Inc. (collectively “Bachman”) on November 4, 2013, and management excluded from its assessment of the effectiveness of Innospec’s internal control over financial reporting as of December 31, 2013, Chemsil’s, Chemtec’s and Bachman’s internal control over financial reporting associated with total assets of $126.0 million and total revenues of $21.5 million included in the consolidated financial statements of Innospec as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Innospec also excluded an evaluation of the internal control over financial reporting of Chemsil, Chemtec and Bachman.

/s/ KPMG Audit Plc

Manchester, United Kingdom

February 13, 2014

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2013	2012	2011
Net sales	$818.8	$776.4	$774.4
Cost of goods sold	(563.6)	(540.0)	(548.0)

Gross profit	255.2	236.4	226.4

Operating expenses:
Selling, general and administrative	(141.9)	(119.0)	(158.3)
Research and development	(21.2)	(19.6)	(18.3)
Restructuring charge	(0.2)	(0.2)	(0.6)
Impairment of Octane Additives segment goodwill	(1.3)	(1.2)	(2.0)
Profit on disposal, net	0.0	0.1	0.0

Total operating expenses	(164.6)	(139.9)	(179.2)

Operating income	90.6	96.5	47.2
Other net income/(expense)	4.1	(2.0)	6.3
Interest expense	(2.3)	(1.8)	(3.9)
Interest income	0.4	0.6	0.6

Income before income taxes	92.8	93.3	50.2
Income taxes	(15.0)	(26.4)	(3.1)

Net income	$77.8	$66.9	$47.1

Earnings per share:
Basic	$3.29	$2.89	$2.00

Diluted	$3.22	$2.81	$1.92

Weighted average shares outstanding (in thousands):
Basic	23,651	23,187	23,568

Diluted	24,156	23,850	24,520

Dividend declared per common share	$0.50	$2.00	$0.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2013	2012	2011
Net income	$77.8	$66.9	$47.1
Changes in cumulative translation adjustment	1.2	7.2	(3.9)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0 million, $0.0 million and $0.3 million, respectively	(0.1)	(0.1)	(0.7)
Deferred taxes (1)	0.0	0.0	(2.6)
Amortization of prior service credit, net of tax of $0.3 million, $0.3 million and $0.4 million, respectively	(1.0)	(1.0)	(0.9)
Amortization of actuarial net losses, net of tax of $(1.4) million, $(0.8) million and $(0.7) million, respectively	4.8	2.4	2.0
Actuarial net (losses)/gains arising during the year, net of tax of $1.8 million, $17.8 million and $(6.6) million, respectively	(6.7)	(58.5)	19.5

Total comprehensive income	$76.0	$16.9	$60.5

ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2013	2012	2011
Cumulative translation adjustment	$(33.7)	$(34.9)	$(42.1)
Unrealized gains on derivative instruments, net of tax of $0.0 million, $0.0 million and $0.0 million, respectively	0.0	0.1	0.2
Unrecognized actuarial net losses, net of tax of $36.9 million, $36.2 million and $18.9 million, respectively	(120.2)	(117.3)	(60.2)

Accumulated other comprehensive loss	$(153.9)	$(152.1)	$(102.1)

(1)	Impact on deferred taxes during the year ended December 31, 2011 of a change in the associated tax rate on the unrecognized actuarial net losses.

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$80.2	$22.4
Short-term investments	6.6	5.1
Trade and other accounts receivable (less allowances of $2.0 and $1.9, respectively)	135.8	115.7
Inventories (less allowances of $9.5 and $8.9, respectively):
Finished goods	95.3	75.2
Work in progress	1.9	1.5
Raw materials	61.7	61.6

Total inventories	158.9	138.3
Current portion of deferred tax assets	8.7	11.0
Prepaid expenses	5.8	4.1
Prepaid income taxes	11.4	0.0

Total current assets	407.4	296.6
Property, plant and equipment	60.4	49.8
Goodwill	187.9	149.0
Other intangible assets	126.8	68.6
Deferred finance costs	1.8	1.3
Deferred tax assets, net of current portion	8.6	12.7
Other non-current assets	1.8	1.4

Total assets	$794.7	$579.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63.3	$57.3
Accrued liabilities	73.5	72.1
Accrued income taxes	0.0	3.2
Current portion of long-term debt	5.3	5.0
Current portion of plant closure provisions	6.2	5.1
Current portion of unrecognized tax benefits	6.8	3.0
Current portion of deferred tax liabilities	0.2	0.2
Current portion of deferred income	0.3	1.4

Total current liabilities	155.6	147.3
Long-term debt, net of current portion	142.7	25.0
Plant closure provisions, net of current portion	26.2	25.3
Unrecognized tax benefits, net of current portion	6.2	9.8
Deferred tax liabilities, net of current portion	9.5	3.6
Pension liabilities	39.0	46.0
Acquisition-related contingent consideration	4.6	4.3
Other non-current liabilities	0.3	0.2
Deferred income, net of current portion	1.2	0.9

Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	308.8	292.1
Treasury stock (5,207,947 and 6,222,076 shares at cost, respectively)	(73.3)	(85.0)
Retained earnings	327.5	261.7
Accumulated other comprehensive loss	(153.9)	(152.1)

Total stockholders’ equity	409.4	317.0

Total liabilities and stockholders’ equity	$794.7	$579.4

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$77.8	$66.9	$47.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.4	11.5	14.4
Impairment of Octane Additives segment goodwill	1.3	1.2	2.0
Deferred taxes	5.8	12.1	(4.6)
Excess tax benefit from stock based payment arrangements	(3.8)	(2.2)	(1.1)
Profit on disposal of property, plant and equipment, net	0.0	(0.1)	0.0
Cash contributions to defined benefit pension plans	(11.0)	(9.4)	(9.5)
Non-cash expense of defined benefit pension plans	3.0	2.0	3.4
Stock option compensation	2.5	3.1	3.1
(Repayment)/issue of promissory note in civil complaint settlement	(5.0)	(5.0)	15.0
Non-cash issue of treasury stock in civil complaint settlement	0.0	0.0	5.0
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(1.4)	(14.1)	(15.3)
Inventories	(10.1)	(1.0)	(14.3)
Prepaid expenses	(0.5)	0.1	0.0
Accounts payable and accrued liabilities	(4.4)	(5.5)	(13.7)
Accrued income taxes	(14.7)	1.0	(4.1)
Plant closure provisions	1.9	1.8	1.1
Unrecognized tax benefits	0.2	0.2	4.0
Other non-current assets and liabilities	(0.7)	(1.3)	2.2

Net cash provided by/(used in) operating activities	61.3	61.3	34.7

Cash Flows from Investing Activities
Capital expenditures	(11.1)	(8.8)	(7.0)
Business combinations, net of cash acquired	(94.4)	(53.1)	0.0
Internally developed software and other costs	(9.4)	(8.5)	(3.1)
Proceeds on disposal of property, plant and equipment	0.1	0.2	0.0
Purchase of short-term investments	(7.0)	(5.0)	(5.0)
Sale of short-term investments	5.7	4.9	4.4

Net cash provided by/(used in) investing activities	(116.1)	(70.3)	(10.7)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	145.0	18.0	51.0
Repayments of revolving credit facility	(23.0)	(18.0)	(38.0)
Repayment of term loans	(0.2)	0.0	(40.0)
Refinancing costs	(0.9)	0.0	(1.7)
Excess tax benefit from stock based payment arrangements	3.8	2.2	1.1
Dividend paid	(12.0)	(46.7)	0.0
Issue of treasury stock	3.8	1.2	0.7
Repurchase of common stock	(3.7)	(1.4)	(28.1)

Net cash provided by/(used in) financing activities	112.8	(44.7)	(55.0)
Effect of foreign currency exchange rate changes on cash	(0.2)	(0.1)	0.1

Net change in cash and cash equivalents	57.8	(53.8)	(30.9)
Cash and cash equivalents at beginning of year	22.4	76.2	107.1

Cash and cash equivalents at end of year	$80.2	$22.4	$76.2

Amortization of deferred finance costs of $0.4 million (2012 – $0.4 million, 2011 – $0.5 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$0.3	$286.3	$(64.8)	$210.5	$(131.6)	$300.7
Revision of prior period (Note 2)				(16.1)	16.1	0.0

Revised beginning balance	0.3	286.3	(64.8)	194.4	(115.5)	300.7
Net income				47.1		47.1
Changes in cumulative translation adjustment					(3.9)	(3.9)
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.7)	(0.7)
Treasury stock re-issued		0.9	4.8			5.7
Treasury stock repurchased			(28.1)			(28.1)
Stock option compensation		4.3				4.3
Deferred taxes (1)					(2.6)	(2.6)
Amortization of prior service credit, net of tax					(0.9)	(0.9)
Amortization of actuarial net losses, net of tax					2.0	2.0
Actuarial net gains arising during the year, net of tax					19.5	19.5

Balance at December 31, 2011	$0.3	$291.5	$(88.1)	$241.5	$(102.1)	$343.1
Net income				66.9		66.9
Dividend paid ($2.00 per share)				(46.7)		(46.7)
Changes in cumulative translation adjustment					7.2	7.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(3.5)	4.5			1.0
Treasury stock repurchased			(1.4)			(1.4)
Stock option compensation		2.1				2.1
Fair value of Strata acquisition-related contingently issuable shares		2.0				2.0
Amortization of prior service credit, net of tax					(1.0)	(1.0)
Amortization of actuarial net losses, net of tax					2.4	2.4
Actuarial net losses arising during the year, net of tax					(58.5)	(58.5)

Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$261.7	$(152.1)	$317.0
Net income				77.8		77.8
Dividend paid ($0.50 per share)				(12.0)		(12.0)
Changes in cumulative translation adjustment					1.2	1.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(4.2)	8.8			4.6
Treasury stock repurchased			(3.7)			(3.7)
Excess tax benefit from stock based payment arrangements		3.8				3.8
Stock option compensation		2.5				2.5
Fair value of Bachman acquisition-related consideration		10.5	4.5			15.0
Fair value of Chemsil acquisition-related consideration		4.1	2.1			6.2
Amortization of prior service credit, net of tax					(1.0)	(1.0)
Amortization of actuarial net losses, net of tax					4.8	4.8
Actuarial net losses arising during the year, net of tax					(6.7)	(6.7)

Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$327.5	$(153.9)	$409.4

(1)	Impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses.

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, personal care and fragrance products and other specialty chemicals. Our products are sold primarily to oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield specialties business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets. Our principal product lines and reportable segments are Fuel Specialties, Performance Chemicals and Octane Additives.

See Note 3 for financial information on the Company’s reportable segments.

Note 2.    Accounting Policies

Revision of Prior Years

In connection with the preparation of the consolidated financial statements for the fourth quarter of 2013, the Company identified an error in the treatment of the amortization of actuarial net losses. The Company determined that the Market Related Value of Assets (“MRVA”) for Innospec Limited’s United Kingdom Pension Plan has been overstated each year since 2003. The market-related value of plan assets is either fair value if the employer does not defer gains or losses on plan assets, or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years, when the expected long-term rate of return is used to determine net periodic postretirement benefit cost. The overstated MRVA is used to determine the size of “the corridor” under GAAP which has resulted in an understatement of amortization of actuarial net losses within the pension expense each year since 2004. This error affects the non-cash pension expenses in the financial statements for the years ended 2012 and 2011 as reported in this 2013 Form 10-K. For quarterly reporting purposes the whole annual non-cash pension expense adjustment has been reflected in the fourth quarter for each year as the impact on the individual quarters is not considered to be material.

The Company has applied SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors.

Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial errors” does not require previously filed reports to be amended.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that it was not material to any of the Company’s previously issued financial statements taken as a whole.

Innospec has calculated the understatement of the non-cash pension expense, net of tax, to be $16.1 million as at 1 January 2011, $1.8 million in 2011 and $1.4 million in 2012. Adjustments have been made as follows:

	Year Ended December 31, 2012
(in millions)	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expenses	$(117.1)	$(1.9)	$(119.0)
Operating income	98.4	(1.9)	96.5
Income before income taxes	95.2	(1.9)	93.3
Income taxes	(26.9)	0.5	(26.4)
Net income	68.3	(1.4)	66.9
Retained earnings	281.0	(19.3)	261.7
Accumulated other comprehensive loss	(171.4)	19.3	(152.1)

	Year Ended December 31, 2011
(in millions)	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expenses	$(155.9)	$(2.4)	$(158.3)
Operating income	49.6	(2.4)	47.2
Income before income taxes	52.6	(2.4)	50.2
Income taxes	(3.7)	0.6	(3.1)
Net income	48.9	(1.8)	47.1
Retained earnings	259.4	(17.9)	241.5
Accumulated other comprehensive loss	(120.0)	17.9	(102.1)

	As at January 1, 2011
(in millions)	As Previously Reported	Adjustment	As Revised
Retained earnings	$210.5	$(16.1)	$194.4
Accumulated other comprehensive loss	(131.6)	16.1	(115.5)

Basis of preparation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include all

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share: Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period.

Foreign currencies: The Company’s policy is that foreign exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur, and gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement in other net income/(expense). Other foreign exchange gains or losses are also included in other net income/(expense) in the income statement.

Share based compensation plans: The Company accounts for employee stock options and stock equivalent units under the fair value method. Stock options are fair valued at the grant date and the fair value is recognized straight-line over the vesting period of the option. Stock equivalent units are fair valued at each balance sheet date and the fair value is spread over the remaining vesting period of the unit.

Pension plans and other post-employment benefits: The Company recognizes the funded status of defined benefit post-retirement plans on the consolidated balance sheets and changes in the funded status in comprehensive income. The measurement date of the plan’s funded status is the same as the Company’s fiscal year-end. Prior service costs and credits and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants using the corridor method.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2013, the Company had a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $83.1 million (10%) of our net group sales. In 2012 and 2011, Shell accounted for $82.9 million (11%) and $78.7 million (10%) of our net group sales, respectively.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2013	2012	2011
Net sales:
Fuel Specialties	$567.4	$527.2	$521.2
Performance Chemicals	192.4	179.6	177.0
Octane Additives	59.0	69.6	76.2

	$818.8	$776.4	$774.4

Gross profit:
Fuel Specialties	$181.1	$158.7	$149.3
Performance Chemicals	46.3	43.8	40.6
Octane Additives	27.8	33.9	36.5

	$255.2	$236.4	$226.4

Operating income:
Fuel Specialties	$92.7	$87.6	$81.7
Performance Chemicals	23.6	24.3	22.6
Octane Additives	21.5	26.0	(22.4)
Pension credit/(charge)	(2.3)	(1.6)	(2.9)
Corporate costs	(43.4)	(38.5)	(29.2)
Restructuring charge	(0.2)	(0.2)	(0.6)
Impairment of Octane Additives segment goodwill	(1.3)	(1.2)	(2.0)
Profit on disposal, net	0.0	0.1	0.0

Total operating income	$90.6	$96.5	$47.2

Identifiable assets at year end:
Fuel Specialties	$446.4	$356.6	$281.5
Performance Chemicals	176.8	113.4	106.7
Octane Additives	42.0	48.9	51.5
Corporate	128.8	60.5	129.1

	$794.0	$579.4	$568.8

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

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

(in millions)	2013	2012	2011
Net sales by source:
United States	$276.1	$274.1	$265.6
United Kingdom	502.4	475.1	482.8
Rest of Europe	129.1	142.8	151.7
Other	0.2	0.5	0.9
Sales between areas	(89.0)	(116.1)	(126.6)

	$818.8	$776.4	$774.4

Net sales by destination:
United States	$278.7	$272.4	$248.2
United Kingdom	30.0	38.8	48.5
Rest of Europe	325.5	331.0	304.2
Other	184.6	134.2	173.5

	$818.8	$776.4	$774.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2013	2012	2011
Income before income taxes:
United States	$10.0	$5.6	$(42.6)
United Kingdom	43.7	36.3	36.6
Rest of Europe	40.4	52.6	58.2
Impairment of Octane Additives segment goodwill	(1.3)	(1.2)	(2.0)

	$92.8	$93.3	$50.2

Long-lived assets at year end:
United States	$148.2	$31.5	$22.0
United Kingdom	29.4	28.7	32.4
Rest of Europe	11.5	11.5	10.9

	$189.1	$71.7	$65.3

Identifiable assets at year end:
United States	$291.0	$174.1	$123.2
United Kingdom	261.5	192.1	253.8
Rest of Europe	53.2	63.8	49.8
Other	0.4	0.4	0.5
Goodwill	187.9	149.0	141.5

	$794.0	$579.4	$568.8

Note 4.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2013	2012	2011
Numerator (in millions):
Net income available to common stockholders	$77.8	$66.9	$47.1

Denominator (in thousands):
Weighted average common shares outstanding	23,651	23,187	23,568
Dilutive effect of stock options and awards	505	663	952

Denominator for diluted earnings per share	24,156	23,850	24,520

Net income per share, basic:	$3.29	$2.89	$2.00

Net income per share, diluted:	$3.22	$2.81	$1.92

In 2013, 2012 and 2011 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were nil, 1,380 and 690 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2013	2012
Land	$7.5	$7.2
Buildings	10.8	6.5
Equipment	152.9	129.0
Work in progress	3.9	3.5

	175.1	146.2
Less accumulated depreciation	(114.7)	(96.4)

	$60.4	$49.8

Of the total net book value of equipment at December 31, 2013 and 2012 no amounts are in respect of assets held under capital leases.

Depreciation charges were $8.9 million, $7.0 million and $9.2 million in 2013, 2012 and 2011, respectively.

The estimated additional cost to complete work in progress is $2.2 million (2012 – $2.7 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Goodwill

The following table analyzes goodwill for 2013 and 2012.

(in millions)	Fuel Specialties	Performance Chemicals	Octane Additives	Total
At January 1, 2012
Gross cost (1)	$108.8	$30.1	$236.6	$375.5
Accumulated impairment losses	0.0	0.0	(234.0)	(234.0)

Net book amount	108.8	30.1	2.6	141.5

Exchange effect	0.1	0.0	(0.1)	0.0
Acquisitions	8.7	0.0	0.0	8.7
Impairment losses	0.0	0.0	(1.2)	(1.2)

At December 31, 2012
Gross cost (1)	117.6	30.1	236.5	384.2
Accumulated impairment losses	0.0	0.0	(235.2)	(235.2)

Net book amount	117.6	30.1	1.3	149.0

Exchange effect	0.0	0.0	0.0	0.0
Acquisitions	22.9	16.7	0.0	39.6
Adjustments to purchase price allocation	0.6	0.0	0.0	0.6
Impairment losses	0.0	0.0	(1.3)	(1.3)

At December 31, 2013
Gross cost (1)	141.1	46.8	236.5	424.4
Accumulated impairment losses	0.0	0.0	(236.5)	(236.5)

Net book amount	$141.1	$46.8	$0.0	$187.9

(1)	Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

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

The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggests impairment may have occurred. At December 31, 2013, the fair value of our Fuel Specialties and Performance Chemicals segments substantially exceeds the carrying value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2013 some of the assumptions and estimates underpinning our discounted cash flows were revised as part of our planning processes although the methodology was unchanged. The most significant revisions were that the Company’s weighted average cost of capital was changed to reflect the changing proportion of debt to equity funding of the Company.

The Company elected to perform its annual tests in respect of Fuel Specialties and Performance Chemicals goodwill as at December 31 each year. At December 31, 2013 we had $141.1 million and $46.8 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments.

As a result of the Octane Additives impairment tests performed during 2013, 2012 and 2011 impairment charges of $1.3 million, $1.2 million and $2.0 million, respectively, have been recognized. These charges are non-cash in nature and have no impact on taxation. At December 31, 2013 to the goodwill in the Octane Additives segment was fully impaired. Remaining sales are concentrated around a relatively small number of customers with a risk that future demand could dramatically decline.

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

The Bachman Group Companies Acquisition

On November 4, 2013, the Company acquired 100% of the voting equity interests in Bachman Services, Inc., Specialty Intermediates, Inc., Bachman Production Specialties, Inc. and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bachman Drilling & Production Specialties, Inc. (collectively “Bachman”). Bachman provide chemicals and services to the oil and gas industry and are based in Oklahoma City, Oklahoma. We purchased Bachman for a cash consideration of $45.8 million and by the issuance of 319,953 shares of unregistered Innospec Inc. common stock to the previous owners with a fair value of approximately $15 million, based on the Innospec share price on the closing date. We acquired the businesses in order to move us towards critical mass, and bring both good technology and market positioning in the oilfield specialties sector which forms part of our Fuel Specialties segment.

Included in the consolidated income statement of the Company since the acquisition date, are the following revenue and earnings for Bachman combined:

(in millions)	Bachman
Net sales	$9.7
Net income	$0.3

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for Bachman. The purchase price allocation is not yet complete as we are in the process of finalising the valuation of the assets acquired. Final determination of the fair values may result in adjustments to the amounts presented below:

(in millions)	Bachman
Other intangible assets	$25.9
Goodwill	22.9
Deferred tax on intangibles	(7.6)
Other net assets acquired, excluding cash of $2.0m	17.6

Purchase price, net of cash acquired	$58.8

Bachman, and the associated goodwill, are included within our Fuel Specialties segment for management and reporting purposes (see Note 7 for further information on the other intangible assets).

Chemsil and Chemtec Acquisitions

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for Chemsil and Chemtec, net of cash acquired, comprised $51.2 million in cash and $6.2 million of Innospec Inc. common stock transferred to the previous owner on the acquisition date.

Included in the consolidated income statement of the Company since the acquisition date, are the following revenue and earnings for Chemsil and Chemtec combined:

(in millions)	Chemsil & Chemtec
Net sales	$11.8
Net income	$1.0

The following table summarizes the calculations of the total purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed for Chemsil and Chemtec, which is now complete:

(in millions)	Chemsil & Chemtec
Other intangible assets	$34.0
Goodwill	16.7
Other net assets, excluding cash of $1.3m	6.7

Purchase price, net of cash acquired	$57.4

Chemsil and Chemtec, and the associated goodwill, are included within our Performance Chemicals segment for management and reporting purposes (see Note 7 for further information on the other intangible assets).

Supplemental unaudited pro forma information

For illustrative purposes only pro forma information of the enlarged group is provided below but is not necessarily indicative of what the financial position or results of operations would have been had the acquisitions of Strata, Chemsil, Chemtec and Bachman been completed as of January 1, 2012. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position of operating results of the enlarged group.

(in millions, except per share data)	2013	2012
Net sales	$913.1	$904.6
Net income	$85.1	$77.2
Earnings per share – basic	$3.42	$3.33
– diluted	$3.36	$3.24

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments to the unaudited pro forma financial information includes amortization in respect of the acquired other intangible assets for all acquisitions, and the acquisition-related costs incurred in respect of all these transactions.

Adjustments to Strata purchase price allocation

During 2013, we finalized our calculations of the fair values of assets acquired and liabilities assumed in the acquisition of Strata, resulting in a $0.6 million reduction in other net assets acquired and a corresponding increase in goodwill.

Note 7.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2013	2012
Gross cost:
– Product rights	$34.0	$0.0
– Brand names	2.9	0.0
– Technology	33.9	25.4
– Customer relationships	58.7	44.2
– Patents	2.9	2.9
– Internally developed software and other costs	19.5	10.1
– Non-compete agreements	1.5	1.5
– Marketing related	22.1	22.1

	175.5	106.2

Accumulated amortization:
– Product rights	(1.3)	0.0
– Brand names	(0.1)	0.0
– Technology	(7.9)	(6.0)
– Customer relationships	(16.8)	(12.7)
– Patents	(2.6)	(2.3)
– Internally developed software and other costs	(1.0)	0.0
– Non-compete agreements	(0.7)	0.0
– Marketing related	(18.3)	(16.6)

	(48.7)	(37.6)

	$126.8	$68.6

Product rights

Following the acquisition of Chemsil on August 30, 2013, the Company has recognized an intangible asset of $34.0 million in respect of Chemsil’s product rights portfolio. This asset has an expected life of 9 years and is being amortized on a straight-line basis over this period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An amortization expense of $1.3 million was recognized in 2013 (2012 – $0.0 million) in cost of goods sold. No residual value is anticipated.

Brand names

Following the acquisition of Bachman on November 4, 2013, the Company recognized an intangible asset of $2.9 million in respect of Bachman’s brand names. This asset has an expected life of 5 years and is being amortized on a straight-line basis over this period. An amortization expense of $0.1 million was recognized in 2013 (2012 – $0.0 million) in selling, general and administrative expenses. No residual value is anticipated.

Technology

Following the acquisition of Bachman on November 4, 2013, the Company recognized an intangible asset of $8.5 million in respect of Bachman’s core chemistry know-how of oilfield chemicals. This asset has an expected life of 15 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Following the acquisition of Strata on December 24, 2012, the Company recognized an intangible asset of $18.3 million in respect of technological know-how of the mixing and manufacturing process, patents which protect the technology and the associated product branding. This asset has an expected life of 16.5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Following the acquisition of the remaining 50% of Innospec Fuel Specialties LLC on July 8, 2004, the Company recognized an intangible asset of $2.3 million in respect of various technological approvals the business has received from certain military and civilian authorities. The approvals act as a barrier to entry to any potential competitor in the market who would wish to supply these products. This asset has an expected life of 10 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

An intangible asset of $4.8 million was recognized in respect of a number of specialized manufacturing processes carried out by Innospec Widnes Limited following the acquisition of that entity in August 2004. This asset has an expected life of 10 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

An amortization expense of $1.9 million was recognized in 2013 (2012 – $0.7 million) in cost of goods sold.

Customer relationships

Following the acquisition of Bachman on November 4, 2013, the Company recognized an intangible asset of $14.5 million in respect of Bachman’s long-term customer relationships.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This asset has a weighted average expected life of 14.5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Following the acquisition of Strata on December 24, 2012, the Company recognized an intangible asset of $28.2 million in respect of long-term customer relationships. This asset has an expected life of 11.5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

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

An amortization expense of $4.1 million was recognized in 2013 (2012 – $1.5 million) in selling, general and administrative expenses.

Patents

Following the acquisition of Finetex, the Company recognized an intangible asset of $2.9 million in respect of patents and trademarks. These have an expected life of 10 years and are being amortized on a straight-line basis over this period. No residual value is anticipated. An amortization expense of $0.3 million was recognized in 2013 (2012 – $0.3 million) in cost of goods sold.

Internally developed software and other costs

We are continuing with the implementation of our new, company-wide, information system platform, following the successful deployment at the majority of our U.S. sites in the third quarter of 2013. At December 31, 2013 we had capitalized $19.5 million (2012 – $10.1 million) in relation to this internally developed software. This asset has an expected life of 5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated. An amortization expense of $1.0 million was recognized in 2013 (2012 – $0.0 million) in selling, general and administrative expenses.

Non-compete agreements

Following the acquisition of Strata on December 24, 2012, the Company recognized an intangible asset of $1.5 million in respect of a non-compete agreement. This asset has an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected life of 2 years and is being amortized on a straight-line basis over this period. No residual value is anticipated. An amortization expense of $0.7 million was recognized in 2013 (2012 – $0.0 million) in selling, general and administrative expenses.

Marketing related (formerly Ethyl)

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. Effective October 1, 2011, the Company extended its estimate for the future life of the Octane Additives segment from December 31, 2012 to December 31, 2013 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives segment. An amortization expense of $1.7 million was recognized in 2013 (2012 – $1.6 million) in cost of goods sold.

Amortization expense

The aggregate of other intangible asset amortization expense was $11.1 million, $4.1 million and $4.4 million in 2013, 2012 and 2011, respectively, of which $3.8 million, $2.6 million and $2.9 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2014	$16.6
2015	$16.6
2016	$16.6
2017	$16.6
2018	$14.3

Note 8.     Deferred Finance Costs

On August 28, 2013, we amended our five-year revolving credit facility (“the facility”). The amendment provides for an increase in the facility available to the Company and certain subsidiaries of the Company from $100 million to $150 million and retains the term of the facility through to December 2016. In addition, the amendment allows the Company to request an additional amount of up to $50 million to be committed by the lenders, of which $30 million was committed in the fourth quarter of 2013. As a result $0.9 million of refinancing costs have been capitalized in 2013 and are being amortized over the expected life of the facility using the effective interest method, in line with the costs capitalized for the original facility in December 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2013	2012
Gross cost	$2.6	$1.7
Accumulated amortization	(0.8)	(0.4)

	$1.8	$1.3

Amortization expense was $0.4 million, $0.4 million and $0.5 million in 2013, 2012 and 2011, respectively. The charge is included in interest expense (see Note 2).

Note 9.     Pension Plans

United Kingdom plan

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The Plan’s assets are invested by several investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. The trustees’ investment policy is to seek to achieve specified objectives through investing in a suitable mixture of real and monetary assets. The trustees recognize that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the Plan to meet its liabilities at an acceptable level of risk for the trustees and an acceptable level of cost to the Company.

During the second quarter of 2010 the Company implemented a pension increase exchange (“PIE”) program for current pensioners, effective April 1, 2010, which reduced the PBO by $17.1 million. This reduction in PBO resulted in a prior service credit which is being amortized using the straight-line method over the remaining life expectancy of Plan pensioners of 15 years commencing April 1, 2010.

When the plan closed to future accrual in 2010 all employees became inactive and GAAP requires that the average remaining life expectancy of the inactive participants is used, instead of the average remaining service, to spread future amortization of actuarial net losses. The average remaining life expectancy of the inactive participants has been approximately 24 years since the plan closed in 2010.

In 2013, the Company contributed approximately $11 million in cash to the Plan in accordance with an actuarial deficit recovery plan agreed with the trustees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2013	2012	2011
Plan net pension charge/(credit):
Service cost	$1.6	$1.6	$1.6
Interest cost on PBO	31.3	32.2	36.6
Expected return on plan assets	(35.5)	(34.1)	(36.7)
Amortization of prior service credit	(1.3)	(1.3)	(1.3)
Amortization of actuarial net losses	6.2	3.2	2.7

	$2.3	$1.6	$2.9

Plan assumptions at December 31, (%):
Discount rate	4.40	4.15	4.75
Inflation rate	2.55	2.20	2.15
Rate of return on plan assets – overall on bid-value	4.85	4.90	4.85
Rate of return on plan assets – equity securities	7.50	7.25	7.70
Rate of return on plan assets – debt securities	3.40	3.65	3.60

Plan asset allocation by category (%):
Equity securities	35	33	29
Debt securities	61	61	66
Cash	4	6	5

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. The rate of increase in compensation levels is no longer relevant since the Company closed the Plan to future service accrual with effect from March 31, 2010. A 0.25% change in the discount rate assumption would change the PBO by approximately $28 million and the net pension charge for 2014 by approximately $0.5 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $22 million and the net pension charge for 2014 by approximately $1.7 million.

The current investment strategy of the Plan is to obtain an asset allocation of 65% debt securities and 35% equity securities in order to achieve a more predictable return on assets. As at December 31, 2013 and 2012, approximately 55% of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 25% of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2013	2012
Change in PBO:
Opening balance	$805.3	$687.4
Interest cost	31.3	32.2
Service cost	1.6	1.6
Benefits paid	(39.4)	(43.9)
Actuarial losses/(gains)	5.9	94.4
Exchange effect	15.1	33.6

Closing balance	$819.8	$805.3

Fair value of plan assets:
Opening balance	$768.6	$708.8
Actual benefits paid	(39.4)	(43.9)
Actual contributions by employer	10.8	9.2
Actual return on assets	35.5	61.2
Exchange effect	14.8	33.3

Closing balance	$790.3	$768.6

The accumulated benefit obligation for the Plan was $819.8 million and $805.3 million at December 31, 2013 and 2012, respectively.

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

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2013
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.3	$		$		$1.3
Debt securities issued by non-U.S. governments and government agencies	198.7					198.7
Corporate debt securities	275.5					275.5
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	3.8					3.8
Equity securities:
Equity securities held for proprietary investment purposes	156.7					156.7
Real estate	61.4					61.4
Other assets			25.3		38.3	63.6

Total assets at fair value	697.6		25.3		38.3	761.2
Cash	29.1					29.1

Total plan assets	$726.7		$25.3		$38.3	$790.3

At December 31, 2012
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.6	$		$		$1.6
Debt securities issued by non-U.S. governments and government agencies	191.3					191.3
Corporate debt securities	284.6					284.6
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	3.1					3.1
Equity securities:
Equity securities held for proprietary investment purposes	134.8					134.8
Real estate	33.2					33.2
Other assets			39.0		31.0	70.0

Total assets at fair value	648.8		39.0		31.0	718.8
Cash	49.8					49.8

Total plan assets	$698.6		$39.0		$31.0	$768.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets using significant unobservable inputs (Level 3) was as follows:

(in millions)	Other Assets
Balance at December 31, 2011	$28.1
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	1.3
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	0.5
Exchange effect	1.1

Balance at December 31, 2012	31.0
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	3.5
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	3.6
Exchange effect	0.2

Balance at December 31, 2013	$38.3

The projected net pension charge for the year ending December 31, 2014 is as follows:

(in millions)
Service cost	$1.7
Interest cost on PBO	34.7
Expected return on plan assets	(37.3)
Amortization of prior service credit	(1.3)
Amortization of actuarial net losses	5.5

$3.3

The following benefit payments are expected to be made:

(in millions)
2014	$49.7
2015	$47.0
2016	$47.9
2017	$48.5
2018	$49.2
2019 – 2023	$258.0

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2013	2012	2011
German plan net pension charge:
Service cost	$0.2	$0.1	$0.2
Interest cost on PBO	0.3	0.3	0.3
Amortization of prior service cost/(credit)	(0.1)	0.0	0.0
Amortization of actuarial net loss/(gain)	0.2	0.0	0.0

	$0.6	$0.4	$0.5

German plan assumptions (%):
Discount rate	3.50	3.25	5.00
Inflation rate	2.00	2.00	2.00
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2013	2012
Change in PBO:
Opening balance	$9.3	$6.3
Service cost	0.2	0.1
Interest cost	0.3	0.3
Amortization of prior service cost/(credit)	(0.1)	0.0
Benefits paid	(0.2)	(0.2)
Actuarial losses/(gains)	(0.4)	2.6
Exchange effect	0.5	0.2

Closing balance	$9.6	$9.3

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $1.6 million, net of tax of $0.6 million.

Other plans

Company contributions to defined contribution schemes during 2013 were $7.7 million (2012 – $7.4 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.     Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2011	$0.3	$8.3	$8.6
Additions related to tax positions taken in the current period	0.0	5.2	5.2
Additions for tax positions of prior periods	0.2	0.5	0.7
Reductions for tax positions of prior periods	(0.1)	(1.8)	(1.9)

Closing balance at December 31, 2011	0.4	12.2	12.6
Current	(0.3)	(2.9)	(3.2)

Non-current	$0.1	$9.3	$9.4

Opening balance at January 1, 2012	$0.4	$12.2	$12.6
Additions related to tax positions taken in the current period	0.0	0.2	0.2
Additions for tax positions of prior periods	0.2	0.0	0.2
Reductions due to lapsed statutes of limitations	0.0	(0.2)	(0.2)

Closing balance at December 31, 2012	0.6	12.2	12.8
Current	(0.3)	(2.7)	(3.0)

Non-current	$0.3	$9.5	$9.8

Opening balance at January 1, 2013	$0.6	$12.2	$12.8
Additions for tax positions of prior periods	0.6	0.2	0.8
Reductions due to lapsed statutes of limitations	(0.1)	(0.5)	(0.6)

Closing balance at December 31, 2013	1.1	11.9	13.0
Current	(0.6)	(6.2)	(6.8)

Non-current	$0.5	$5.7	$6.2

All of the $13.0 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

During the fourth quarter of 2013, the Company recorded a $0.2 million addition to unrecognized tax benefits and there was a $0.5 million reduction in unrecognized tax benefits due to the expiration of applicable statutes of limitations during the first quarter of 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As at December 31, 2013 the Company and its U.S. subsidiaries were subject to a federal income tax examination by the IRS for 2009 and an employment tax examination for 2010 and 2011. The Company and its U.S. subsidiaries remain open to federal income tax examination by the IRS for years 2009 onwards. The Company does not currently anticipate that adjustments, if any, arising out of this tax audit would result in a material change to its financial position as at December 31, 2013. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2012 onwards), Germany (2010 onwards), Switzerland (2012 onwards) and the United Kingdom (2011 onwards).

The sources of income before income taxes were as follows:

(in millions)	2013	2012	2011
Domestic	$10.0	$5.6	$(42.6)
Foreign	82.8	87.7	92.8

	$92.8	$93.3	$50.2

The components of income tax charges are summarized as follows:

(in millions)	2013	2012	2011
Current:
Federal	$1.6	$2.9	$5.4
Foreign	6.8	11.8	13.6

	8.4	14.7	19.0

Deferred:
Federal	1.8	12.3	(12.8)
Foreign	4.8	(0.6)	(3.1)

	6.6	11.7	(15.9)

	$15.0	$26.4	$3.1

Cash payments for income taxes were $21.1 million, $13.1 million and $18.1 million during 2013, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	6.1	48.9	20.5
Impairment of Octane Additives segment goodwill	0.5	0.5	1.3
Foreign tax credits	(1.9)	(38.3)	(25.8)
Pension (credit)/charge	(0.3)	(0.3)	(9.7)
Foreign tax rate differential	(14.6)	(16.4)	(19.1)
Permanent tax adjustments	(2.5)	(0.2)	0.3
Amortization	1.1	0.5	0.7
Tax (credit)/charge from previous years	(2.9)	(0.6)	(1.9)
Net charge/(credit) from unrecognized tax benefits	0.2	0.3	7.7
United Kingdom income tax rate reduction	0.9	(0.6)	(4.8)
Other items and adjustments, net	(5.4)	(0.5)	2.0

	16.2%	28.3%	6.2%

Significant factors affecting the variation to statutory rate are set out above and include foreign income inclusions net of foreign tax credits. The mix of taxable profits generated in the different geographical localities in which the Group operates had a significant positive impact on the effective tax rate in 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2013	2012
Deferred tax assets:
Foreign tax credits	$4.5	$5.5
Accrued expenses	3.4	4.6
Stock options	5.2	5.5
Excess of tax over book basis in property, plant and equipment	0.9	1.1
Net operating loss carry forwards	0.3	0.3
Pension liabilities	6.5	9.2
Other intangible assets	1.0	0.0
Other	3.9	4.7

Valuation allowance	0.0	0.0

Deferred tax liabilities:
Goodwill amortization	(7.2)	(6.9)
Other intangible assets	(0.3)	(0.9)
Excess of book over tax basis in tax deductible goodwill	(0.2)	0.0
Excess of book over tax basis in intangible assets	(7.5)	0.0
Other	(2.9)	(3.2)

Total net deferred tax asset	$7.6	$19.9

Deferred taxes are included within the consolidated balance sheets as follows:
Deferred tax assets	$17.3	$23.7
Deferred tax liabilities	(9.7)	(3.8)

	$7.6	$19.9

Current portion of deferred tax assets	$8.7	$11.0
Deferred tax assets, net of current portion	8.6	12.7
Current portion of deferred tax liabilities	(0.2)	(0.2)
Deferred tax liabilities, net of current portion	(9.5)	(3.6)

	$7.6	$19.9

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2013	2012	2011
At January 1	$0.0	$(7.5)	$(10.8)
Change in foreign tax credits	0.0	7.5	3.3

At December 31	$0.0	$0.0	$(7.5)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2013, the Company considers it more likely than not that no valuation allowance is required for $0.3 million (2012 – $0.3 million) of its net operating loss carry forwards and that no valuation allowance is required against its foreign tax credit carry forwards (2012 – $0.0 million).

The net operating loss carry forwards arose in the U.S. in the prior periods as a result of state tax losses. It is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved prior to their expiration in 2021. The foreign tax credit carry forwards arose in the U.S. in prior periods. The Company has determined that future foreign income inclusions will be sufficient to utilize all of the $4.5 million (2012 – $5.5 million) of the foreign tax credit carry forwards prior to their expiration in 2017 and 2021 and therefore no valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company is in a position to control whether or not to repatriate foreign earnings and we intend to permanently reinvest earnings overseas to fund overseas subsidiaries. No taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2013 and 2012 was approximately $605 million and $717 million, respectively. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practical at this time.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2013	2012
Revolving credit facility	$142.0	$20.0
Promissory note	5.0	10.0
Other long-term debt	1.0	0.0

	148.0	30.0
Less current portion	(5.3)	(5.0)

	$142.7	$25.0

On December 14, 2011, we entered into a five-year revolving credit facility which provides for borrowings by us of up to $100 million. The facility carries an interest rate based on U.S. dollar LIBOR plus a margin of between 1.50% and 2.25% which is dependent on the Company’s ratio of net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined in the credit facility. The facility can be drawn down until it expires on December 14, 2016. We repaid the previous finance facility, which was due to expire on February 6, 2012, upon entering into the new credit facility.

On August 28, 2013, we amended our existing five-year revolving credit facility (“the facility”). The amendment provides for an increase in the facility available to the Company and certain subsidiaries of the Company from $100 million to $150 million and retains the term and conditions of the original facility through to December 2016. In addition, an amendment allowed the Company to request an additional amount of $50 million to be committed by the lenders, of which $30 million was committed in the fourth quarter of 2013.

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

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2013 and expects to not breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the first installment of which was paid on September 7, 2012.

The weighted average rate of interest on borrowings was 1.6% at December 31, 2013 and 1.6% at December 31, 2012. Payments of interest on long-term debt were $1.0 million, $0.5 million and $1.8 million in 2013, 2012 and 2011, respectively.

The net cash outflows in respect of refinancing costs were $0.9 million, $0.0 million and $1.7 million in 2013, 2012 and 2011, respectively.

Note 12.    Plant Closure Provisions

The principal site giving rise to environmental remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom, which management believes is the last ongoing

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (remediation) when demand for TEL diminishes. Severance provisions have been made in relation to Corporate personnel and personnel in each of the three reporting segments.

Movements in the provisions are summarized as follows:

(in millions)	Severance	Other Restructuring	Remediation	Total
Total at January 1, 2011	$1.5	$0.1	$25.9	$27.5
Charge for the period	0.7	(0.1)	4.5	5.1
Utilized in the period	(0.7)	0.0	(3.1)	(3.8)
Exchange effect	0.0	0.0	(0.2)	(0.2)

Total at December 31, 2011	1.5	0.0	27.1	28.6
Due within one year	(0.5)	0.0	(3.6)	(4.1)

Due after one year	$1.0	$0.0	$23.5	$24.5

Total at January 1, 2012	$1.5	$0.0	$27.1	$28.6
Charge for the period	0.2	0.0	4.0	4.2
Utilized in the period	(0.6)	0.0	(2.1)	(2.7)
Exchange effect	0.0	0.0	0.3	0.3

Total at December 31, 2012	1.1	0.0	29.3	30.4
Due within one year	(0.1)	0.0	(5.0)	(5.1)

Due after one year	$1.0	$0.0	$24.3	$25.3

Total at January 1, 2013	$1.1	0.0	29.3	30.4
Charge for the period	0.0	0.0	3.9	3.9
Utilized in the period	(0.1)	0.0	(1.9)	(2.0)
Exchange effect	0.0	0.0	0.1	0.1

Total at December 31, 2013	1.0	0.0	31.4	32.4
Due within one year	0.0	0.0	(6.2)	(6.2)

Due after one year	$1.0	$0.0	$25.2	$26.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2013 represents the accretion expense recognized of $2.6 million and a further $1.3 million primarily in respect of changes in the expected cost and scope of future remediation activities. A discount rate of 8.92% was used in valuing the remediation provision.

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

Remediation expenditure utilized provisions of $1.9 million, $2.1 million and $3.1 million in 2013, 2012 and 2011, respectively.

Note 13.    Deferred Income

Deferred income consists of:

(in millions)	2013	2012
Deferred income	$1.5	$2.3
Less current portion	(0.3)	(1.4)

Non-current deferred income	$1.2	$0.9

Non-current deferred income of $1.2 million relates to post acquisition government grants received by Innospec Leuna GmbH.

Note 14.    Profit on Disposal, net

(in millions)	2013	2012	2011
Profit on disposal of surplus United Kingdom real estate	$0.0	$0.1	$0.0
Loss on disposal of surplus U.S. real estate	0.0	0.0	0.0

	$0.0	$0.1	$0.0

In the third quarter of 2012, the Company recognized a $0.1 million profit following the disposal of surplus real estate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2013, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$80.2	$80.2	$22.4	$22.4
Short-term investments	6.6	6.6	5.1	5.1
Non-financial assets (Level 3 measurement):
Goodwill – Octane Additives	0.0	0.0	1.3	1.3
Derivatives (Level 1 measurement):
Other non-current assets:
Commodity swaps	0.0	0.0	0.1	0.1
Foreign currency forward exchange contracts	1.0	1.0	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$148.0	$148.0	$30.0	$30.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	12.1	12.1	12.6	12.6
Acquisition-related contingent consideration	4.6	4.6	4.3	4.3

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: Long-term debt principally comprises the revolving credit facility and the promissory note, which were entered into in December 2011 and September 2011, respectively. The carrying amount of long-term debt approximates to the fair value.

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

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative gains and losses on the interest rate swaps and commodity swaps are summarized as follows:

(in millions)	2013	2012
Balance at January 1	$0.1	$0.1
Change in fair value	(0.1)	0.0

Balance at December 31	$0.0	$0.1

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

As at December 31, 2013 and 2012 the Company had no interest rate instruments designated as effective hedges. The interest rate swaps which expired on February 6, 2012 were ineffective at December 31, 2011 because the Company’s previous finance facility, which carried the corresponding floating rate debt obligations, had been repaid. Accordingly, a loss of $0.1 million was recognized in earnings in 2011.

The Company has hedged the cost of certain raw materials with commodity swaps which are summarized as follows:

	December 31, 2013		December 31, 2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notional quantity – 275 tonnes			$0.1	$0.1
Notional quantity – 0 tonnes	$0.0	$0.0

We enter into various foreign currency forward exchange contracts which are intended to minimize currency exchange rate exposure from expected future cash flows. The contracts have maturity dates of up to four years at the date of inception. These foreign currency

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement in 2013, 2012 and 2011 is summarized below:

	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
(in millions)		2013	2012	2011
Foreign currency forward exchange contracts	Other income/(expense)	$(1.5)	$1.2	$1.3

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

Note 17.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $3.1 million in 2013, $2.9 million in 2012 and $2.6 million in 2011. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2014	$2.7
2015	2.6
2016	2.3
2017	1.9
2018	1.7
Thereafter	2.9

$14.1

Environmental remediation obligations

Commitments in respect of environmental remediation obligations are disclosed in Note 12.

Contingencies

Resolution of certain government investigations and other matters

As we have previously disclosed, in the first quarter of 2010, the Company reached a $40.2 million settlement to resolve all matters in respect of investigations by U.S. and United Kingdom government authorities into certain legacy transactions conducted by the Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and its subsidiaries under the United Nations Oil for Food Program (“OFFP”), the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Cuban Assets Control Regulations (“CACR”) and United Kingdom anti-bribery laws. The settlement consists of fines, penalties and disgorgements which are payable over a period of four years commencing 2010. As at December 31, 2013, the expected schedule of payments was as follows:

(in millions)	Government Authorities	Compliance Monitor	Total
Fines, penalties and disgorgements	$40.2	$0.0	$40.2
Fees and associated expenses	0.0	3.9	3.9
Less discounting to fair value	0.0	0.0	0.0

	40.2	3.9	44.1
Amounts paid	(40.2)	(3.6)	(43.8)
Exchange effect	0.0	0.0	0.0

	0.0	0.3	0.3
Due within one year	0.0	(0.3)	(0.3)

	$0.0	$0.0	$0.0

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

Settlement of NewMarket Corporation civil complaint

As we have previously disclosed, the Company and its subsidiaries, Alcor Chemie Vertriebs GmbH and Innospec Limited, were the subject of two civil actions brought by NewMarket Corporation and its subsidiary, Afton Chemical Corporation (collectively, “NewMarket”). NewMarket and the Company agreed to settle these actions pursuant to the terms of a settlement agreement between them signed on September 13, 2011 which provided for mutual releases of the parties and dismissal of the actions with prejudice. Under the settlement agreement, the Company will pay NewMarket an aggregate amount of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $45.0 million, payable in a combination of cash, a promissory note and stock, of which $25.0 million was paid in cash in September 2011, $15.0 million is payable in three equal annual installments under the promissory note (carrying simple interest at 1% per annum) and approximately $5.0 million was paid in the form of 195,313 shares of the Company’s common stock transferred to NewMarket in September 2011. The first installment of the promissory note was paid on September 7, 2012 and the second installment was paid on September 9, 2013.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2013, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $3.8 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2013	2012	2011	2013	2012	2011
At January 1	29,555	29,555	29,555	6,222	6,507	5,851
Exercise of options	0	0	0	(632)	(333)	(236)
Acquisition-related stock issued	0	0	0	(471)	0	0
Stock purchases	0	0	0	89	48	1,087
Settlement of NewMarket Corporation civil complaint	0	0	0	0	0	(195)

At December 31	29,555	29,555	29,555	5,208	6,222	6,507

At December 31, 2013, the Company had authorized common stock of 40,000,000 shares (2012 – 40,000,000). Issued shares at December 31, 2013, were 29,554,500 (2012 – 29,554,500) and treasury stock amounted to 5,207,947 shares (2012 – 6,222,076).

Note 19.    Stock-Based Compensation Plans

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

The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2013	2012	2011
Dividend yield	0.11%	0.0%	0.2%
Expected life	5 years	5 years	5 years
Volatility	41.1%	60.1%	78.3%
Risk free interest rate	0.46%	0.43%	1.22%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	1,001,241	$6.27
Granted – at discount	78,828	$0.00	$36.30
– at market value	22,161	$41.27	$16.09
Exercised	(629,152)	$5.96
Forfeited	(25,688)	$6.21

Outstanding at December 31, 2013	447,390	$7.33

At December 31, 2013, there were 186,741 stock options that were exercisable, 77,001 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The total compensation cost for 2013, 2012 and 2011 was $2.5 million, $3.1 million and $3.1 million, respectively. The total intrinsic value of options exercised in 2013, 2012 and 2011 was $4.7 million, $1.5 million and $2.2 million, respectively.

The total compensation cost related to non-vested stock options not yet recognized at December 31, 2013 was $2.7 million and this cost is expected to be recognized over the weighted-average period of 2.07 years.

The cash tax benefit realized from stock option exercises totaled $5.7 million, $2.7 million and $1.7 million in 2013, 2012 and 2011, respectively. The excess tax benefit classified in financing activities was $3.8 million, $2.2 million and $1.1 million in 2013, 2012 and 2011, respectively.

No stock options awards were modified in 2013, 2012 or 2011.

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2013 the liability for SEUs of $12.1 million is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2013	2012	2011
Dividend yield	1.08%	0.0%	0.0%
Volatility	37.61%	43.8%	64.2%
Risk free interest rate	0.78%	0.36%	0.36%

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2013:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012	623,828	$2.95
Granted – at discount	59,028	$0.00	$35.29
– at market value	6,970	$41.31	$16.09
Exercised	(281,703)	$2.25
Forfeited	(4,861)	$5.04

Outstanding at December 31, 2013	403,262	$3.64

At December 31, 2013, there were 64,019 SEUs that were exercisable, 57,677 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The total compensation cost for 2013, 2012 and 2011 was $7.1 million, $6.8 million and $5.9 million, respectively. The total intrinsic value of SEUs exercised in 2013, 2012 and 2011 was $2.2 million, $1.3 million and $0.4 million, respectively.

The weighted-average remaining vesting period of non-vested SEUs is 0.80 years.

Long-term incentive plan

An additional long-term incentive plan was in place to reward selected executives for delivering exceptional performance. Under this plan a discretionary bonus was payable to eligible executives if the Innospec share performance out-performed that of competitors, as measured by the Russell 2000 Index, by a minimum of 10% over the five years from January 2008 to December 2012. The maximum bonus under this plan was $8 million and was

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ultimately earned by the participants. The fair value of these liability cash-settled stock appreciation rights was calculated on a quarterly basis using a Monte Carlo model and is summarized as follows:

(in millions)	2013	2012	2011
Balance at January 1	$1.3	$2.2	$0.8
Compensation charge	0.0	5.8	1.4
Cash paid	(1.3)	(6.7)	0.0

Balance at December 31	$0.0	$1.3	$2.2

The following assumptions were used in the Monte Carlo model:

	2012	2011
Dividend yield	0.0%	0.0%
Volatility	0.0%	53.5%
Risk free interest rate	0.36%	0.36%

Note 20.    Reclassifications out of Accumulated Other Comprehensive Income/(Loss)

Reclassifications out of accumulated other comprehensive loss for 2013 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Derivative instruments:
Realized gain/(loss) on derivative instruments	$(0.1)	Cost of goods sold

	(0.1)	Total before tax
	0.0	Income tax expense

	$(0.1)	Net of tax

Defined benefit pension plan items:
Amortization of prior service credit	$(1.3)	See (¹) below
Amortization of actuarial net losses	6.2	See (¹) below

	4.9	Total before tax
	(1.1)	Income tax expense

	3.8	Net of tax

Total reclassifications	$3.7	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in accumulated other comprehensive loss for 2013, net of tax, were:

(in millions)	Unrealized Gains/ (Losses) on Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2012	$0.1	$(117.3)	$(34.9)	$(152.1)

Other comprehensive income/(loss) before reclassifications	0.0	0.0	1.2	1.2
Actuarial net losses arising during the year		(6.7)		(6.7)
Amounts reclassified from AOCL	(0.1)	3.8	0.0	3.7

Net current period other comprehensive income/(loss)	(0.1)	(2.9)	1.2	(1.8)

Balance at December 31, 2013	$0.0	$(120.2)	$(33.7)	$(153.9)

Note 21.    Recently Issued Accounting Pronouncements

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 22.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2013, 2012 and 2011 the Company incurred fees payable to SGR of $1.0 million, $0.8 million and $6.5 million, respectively. As at December 31, 2013, the amount due to SGR from the Company was $0.2 million.

Note 23.    Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (within the meaning of Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Due to its inherent limitations, management does not believe that internal control over financial reporting will prevent or detect all errors or fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of

December 31, 2013. In making this assessment, management used the criteria in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As of December 31, 2013, management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Chemsil’s, Chemtec’s and Bachman’s internal control over financial reporting associated with total assets of $126.0 million and total revenues of $21.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013.

Based on the evaluation our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG Audit Plc, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company. As previously disclosed, we are continuing with the implementation of a new, company-wide, information system platform which began in 2011. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platform providing a fallback position. We implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. As a consequence, none of the changes which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Re-Election of Two Class III Directors”, “Election of One Class III Director”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2014 (“the Proxy Statement”) is incorporated herein by reference.

The Board of Directors has adopted a Code of Ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Any stockholder who would like to receive a copy of our Code of Ethics, our Corporate Governance Guidelines or any charters of our Board’s committees may obtain them without charge by writing to the General Counsel and Chief Compliance Officer, Innospec Inc., 8310 South Valley Highway, Suite 350, Englewood, Colorado, 80112, e-mail investor@innospecinc.com. These and other documents can also be accessed via the Company’s web site, www.innospecinc.com.

The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” and “Audit Committee Report” in the 2014 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2014 Proxy Statement is incorporated herein by reference.

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

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG Audit Plc dated February 13, 2014, are set forth in Item 8.

	(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

	(3)	Exhibits

		3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

		3.2	Amended and Restated By-laws of the Company. (2)

		10.1	Executive Service Agreement of Mr. PJ Boon dated June 1, 2009. (3) *

		10.2	Contract of Employment, Ian McRobbie. (4) *

		10.3	Contract of Employment, Dr. Catherine Hessner. (5) *

		10.4	Contract of Employment, Patrick Williams, dated October 11, 2005, (6) and Executive Service Agreement dated April 2, 2009. (7) *

		10.5	Contract of Employment, Ian Cleminson, dated June 30, 2006. (8) *

		10.6	Innospec Inc. Performance Related Stock Option Plan 2008. (9) *

		10.7	Innospec Inc. Company Share Option Plan 2008. (9) *

		10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008. (9) *

		10.9	Innospec Inc. Sharesave Plan 2008. (10) *

		10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment. (11) *

		10.11	$100,000,000 Multicurrency Revolving Facility Agreement dated December 14, 2011 with Lloyds TSB Bank plc as agent and security agent. (12)

		10.12	Contract of Employment, David E. Williams, dated September 17, 2009. (13) *

		10.13	Letters dated December 1, 2010 from the Board of Directors to the following officers regarding one off bonus payments: Patrick Williams, Ian P Cleminson, Philip J Boon, Ian McRobbie and Brian Watt. (14) *

		10.14	Reward for Exceptional Performance One off Bonus Plan: January 2008 – December 2012. (15) *

10.15	Supplemental Agreement, dated August 28, 2013, among the Company, certain subsidiaries of the Company, and various lenders, including Lloyds TSB Bank Plc, as agent and security agent. (17)

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated). (11)

16	Letter regarding change in certifying accountant dated June 17, 2011. (16)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

Notes

(1)	Filed with the Company’s Form 10-K on March 16, 2006.

(2)	Filed with the Company’s Form 10-Q on May 10, 2011.

(3)	Filed with the Company’s Form 8-K on May 27, 2009.

(4)	Filed with the Company’s Form 10-K on March 28, 2003.

(5)	Filed with the Company’s Form 10-K on March 31, 2005.

(6)	Filed with the Company’s Form 8-K on October 12, 2005.

(7)	Filed with the Company’s Form 8-K on April 3, 2009.

(8)	Filed with the Company’s Form 8-K on June 30, 2006.

(9)	Filed with the Company’s Proxy Statement on April 1, 2011.

(10)	Filed with the Company’s Proxy Statement on March 31, 2008.

(11)	Filed with the Company’s Form 10-K on February 17, 2012.

(12)	Filed with the Company’s Form 8-K on December 19, 2011.

(13)	Filed with the Company’s Form 8-K on September 14, 2009.

(14)	Filed with the Company’s Form 10-K on February 18, 2011.

(15)	Filed with the Company’s Form 10-Q on November 1, 2012.

(16)	Filed with the Company’s Form 8-K on June 17, 2011.

(17)	Filed with the Company’s Form 8-K on August 29, 2013.

*	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant) Date:		Patrick S. Williams President and Chief Executive Officer
February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2014:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ PHILIP A. CURRAN Philip A. Curran	Group Financial Controller (Principal Accounting Officer)

/s/ HUGH G. C. ALDOUS Hugh G. C. Aldous	Director

/s/ MARTIN M. HALE Martin M. Hale	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ JOACHIM ROESER Joachim Roeser	Director