Form 10-Q
period 2014-03-31
INNOSPEC INC.
filed 2014-05-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common Stock, par value $0.01	24,386,463

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to operating performance, events or developments that we expect or anticipate will or may occur in the future (including, without limitation, any of the Company’s guidance in respect of sales, gross margins, pension liabilities and charges, net income, growth potential and other measures of financial performance). Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to the Company and affecting our business operations and prospects are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2014	2013
Net sales	$220.7	$199.4
Cost of goods sold	(155.0)	(135.6)

Gross profit	65.7	63.8
Operating expenses:
Selling, general and administrative	(41.8)	(35.7)
Research and development	(5.7)	(5.6)
Restructuring charge	(0.2)	0.0
Impairment of Octane Additives segment goodwill	0.0	(0.3)

Total operating expenses	(47.7)	(41.6)

Operating income	18.0	22.2
Other net income/(expense)	1.9	1.0
Interest expense	(1.0)	(0.4)
Interest income	0.1	0.1

Income before income taxes	19.0	22.9
Income taxes	(2.1)	(4.9)

Net income	$16.9	$18.0

Earnings per share:
Basic	$0.69	$0.77

Diluted	$0.69	$0.75

Weighted average shares outstanding (in thousands):
Basic	24,362	23,404

Diluted	24,635	24,015

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Net income	$16.9	$18.0

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(1.2)	(3.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0 and $0.0, respectively	0.0	(0.1)
Amortization of prior service credit, net of tax of $0.1 and $0.1, respectively	(0.3)	(0.2)
Amortization of actuarial net losses, net of tax of $(0.3) and $(0.4), respectively	1.1	1.3

Total other comprehensive income/(loss)	(0.4)	(2.6)

Total comprehensive income	$16.5	$15.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90.1	$80.2
Short-term investments	5.8	6.6
Trade and other accounts receivable (less allowances of $2.0 and $2.0, respectively)	122.0	135.8
Inventories (less allowances of $9.1 and $9.5, respectively):
Finished goods	101.7	95.3
Work in progress	2.7	1.9
Raw materials	55.8	61.7

Total inventories	160.2	158.9
Current portion of deferred tax assets	8.7	8.7
Prepaid expenses	4.4	5.8
Prepaid income taxes	3.4	11.4

Total current assets	394.6	407.4
Property, plant and equipment:
Gross cost	157.5	175.1
Less accumulated depreciation	(97.4)	(114.7)

Net property, plant and equipment	60.1	60.4
Goodwill	187.9	187.9
Other intangible assets	124.0	126.8
Deferred finance costs	1.6	1.8
Deferred tax assets, net of current portion	8.0	8.6
Other non-current assets	1.4	1.8

Total assets	$777.6	$794.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in millions, except share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53.9	$63.3
Accrued liabilities	61.8	73.5
Current portion of long-term debt	5.4	5.3
Current portion of plant closure provisions	5.4	6.2
Current portion of unrecognized tax benefits	0.0	6.8
Current portion of deferred tax liabilities	0.2	0.2
Current portion of deferred income	0.3	0.3

Total current liabilities	127.0	155.6
Long-term debt, net of current portion	134.3	142.7
Plant closure provisions, net of current portion	27.3	26.2
Unrecognized tax benefits, net of current portion	9.0	6.2
Deferred tax liabilities, net of current portion	11.1	9.5
Pension liabilities	36.1	39.0
Acquisition-related contingent consideration	4.7	4.6
Other non-current liabilities	0.1	0.3
Deferred income, net of current portion	1.2	1.2
Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	309.3	308.8
Treasury stock (5,168,037 and 5,207,947 shares at cost, respectively)	(72.9)	(73.3)
Retained earnings	344.4	327.5
Accumulated other comprehensive loss	(154.3)	(153.9)

Total stockholders’ equity	426.8	409.4

Total liabilities and stockholders’ equity	$777.6	$794.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$16.9	$18.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.4	4.5
Impairment of Octane Additives segment goodwill	0.0	0.3
Deferred taxes	0.4	(0.2)
Excess tax benefit from stock-based payment arrangements	(0.2)	(1.5)
Cash contributions to defined benefit pension plans	(2.9)	(2.8)
Non-cash expense of defined benefit pension plans	1.0	0.9
Stock option compensation	0.6	0.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	14.2	16.8
Inventories	(1.1)	(4.6)
Prepaid expenses	1.5	(0.4)
Accounts payable and accrued liabilities	(21.4)	(13.8)
Accrued income taxes	8.0	(0.6)
Plant closure provisions	0.3	0.1
Unrecognized tax benefits	(4.0)	(0.4)
Other non-current assets and liabilities	0.2	0.9

Net cash provided by operating activities	20.9	17.9
Cash Flows from Investing Activities
Capital expenditures	(2.4)	(2.2)
Internally developed software and other costs	(1.5)	(2.1)
Proceeds on disposal of property, plant and equipment	0.1	0.0
Purchase of short-term investments	(1.2)	(1.1)
Sale of short-term investments	2.0	0.9

Net cash provided by/(used in) investing activities	(3.0)	(4.5)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	0.0	21.0
Repayments of revolving credit facility	(8.0)	(14.0)
Repayments of term loans	(0.3)	0.0
Excess tax benefit from stock-based payment arrangements	0.2	1.5
Issue of treasury stock	0.3	0.4
Repurchase of common stock	(0.2)	(1.3)

Net cash provided by/(used in) financing activities	(8.0)	7.6
Effect of foreign currency exchange rate changes on cash	0.0	(0.2)

Net change in cash and cash equivalents	9.9	20.8
Cash and cash equivalents at beginning of period	80.2	22.4

Cash and cash equivalents at end of period	$90.1	$43.2

Amortization of deferred finance costs of $0.2 million (2013 – $0.1 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$327.5	$(153.9)	$409.4
Net income				16.9		16.9
Changes in cumulative translation adjustment					(1.2)	(1.2)
Treasury stock re-issued		(0.3)	0.6			0.3
Treasury stock repurchased			(0.2)			(0.2)
Excess tax benefit from stock-based payment arrangements		0.2				0.2
Stock option compensation		0.6				0.6
Amortization of prior service credit, net of tax					(0.3)	(0.3)
Amortization of actuarial net losses, net of tax					1.1	1.1

Balance at March 31, 2014	$0.3	$309.3	$(72.9)	$344.4	$(154.3)	$426.8

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 13, 2014.

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2014	2013
Net sales:
Fuel Specialties	$164.2	$140.0
Performance Chemicals	56.1	47.8
Octane Additives	0.4	11.6

	$220.7	$199.4

Gross profit:
Fuel Specialties	$52.0	$47.0
Performance Chemicals	13.6	10.5
Octane Additives	0.1	6.3

	$65.7	$63.8

Operating income:
Fuel Specialties	$25.8	$24.9
Performance Chemicals	6.5	5.0
Octane Additives	(1.2)	4.8
Pension credit/(charge)	(0.8)	(0.7)
Corporate costs	(12.1)	(11.5)
Restructuring charge	(0.2)	0.0
Impairment of Octane Additives segment goodwill	0.0	(0.3)

Total operating income	$18.0	$22.2

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2014	2013
Depreciation:
Fuel Specialties	$1.2	$0.6
Performance Chemicals	0.9	0.9
Octane Additives	0.1	0.2
Corporate	0.6	0.6

	$2.8	$2.3

Amortization:
Fuel Specialties	$2.2	$1.6
Performance Chemicals	1.3	0.4
Octane Additives	0.0	0.1
Corporate	0.9	0.0

	$4.4	$2.1

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2014	2013
Numerator (in millions):
Net income available to common stockholders	$16.9	$18.0

Denominator (in thousands):
Weighted average common shares outstanding	24,362	23,404
Dilutive effect of stock options and awards	273	611

Denominator for diluted earnings per share	24,635	24,015

Net income per share, basic:	$0.69	$0.77

Net income per share, diluted:	$0.69	$0.75

In the three months ended March 31, 2014 and 2013, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 8,049 and 10,527, respectively.

NOTE 4 – GOODWILL

The following table summarizes the goodwill movement year on year:

	Three Months Ended March 31
(in millions)	2014	2013
At January 1:
Gross cost (1)	$424.4	$384.2
Accumulated impairment losses	(236.5)	(235.2)

Net book amount	187.9	149.0

Exchange effect	0.0	(0.1)
Impairment losses	0.0	(0.3)

At March 31:
Gross cost (1)	424.4	384.1
Accumulated impairment losses	(236.5)	(235.5)

Net book amount	$187.9	$148.6

(1)	Gross cost for 2014 and 2013 is net of $298.5 million of historical accumulated amortization.

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

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for Bachman. The purchase price allocation is not yet complete as we are in the process of finalising the valuation of the assets acquired. We expect to complete the valuations in the second quarter of 2014 following agreement with the previous owners. Final determination of the fair values may result in adjustments to the amounts presented below:

(in millions)	Bachman
Other intangible assets	$25.9
Goodwill	22.9
Deferred tax on intangibles	(7.6)
Other net assets acquired, excluding cash of $2.0m	17.6

Purchase price, net of cash acquired	$58.8

Bachman, and the associated goodwill, are included within our Fuel Specialties segment for management and reporting purposes.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2014	2013
Gross cost at January 1	$175.5	$106.2
Capitalization of internally developed software and other costs	1.5	2.1
Exchange effect	0.0	0.0

Gross cost at March 31	177.0	108.3

Accumulated amortization at January 1	(48.7)	(37.6)
Amortization expense	(4.4)	(2.1)
Exchange effect	0.1	(0.1)

Accumulated amortization at March 31	(53.0)	(39.8)

Net book amount at March 31	$124.0	$68.5

Capitalization of internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At March 31, 2014, we had capitalized $20.1 million (2013 – $12.2 million) in relation to this internally developed software.

Amortization expense

	Three Months Ended March 31
(in millions)	2014	2013
Product rights	$(1.0)	$0.0
Brand names	(0.1)	0.0
Technology	(0.6)	(0.5)
Customer relationships	(1.3)	(0.9)
Patents	(0.1)	(0.1)
Internally developed software	(0.9)	0.0
Non-compete agreements	(0.2)	(0.2)
Marketing related	(0.2)	(0.4)

Total	$(4.4)	$(2.1)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended March 31
(in millions)	2014	2013
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)
Interest cost on projected benefit obligation	(8.7)	(7.9)
Expected return on plan assets	9.3	9.0
Amortization of prior service credit	0.4	0.3
Amortization of actuarial net losses	(1.4)	(1.7)

	$(0.8)	$(0.7)

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive income/(loss) into selling, general and administrative expenses.

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2014	$1.1	$11.9	$13.0
Reductions for tax positions of prior periods	(0.4)	(3.6)	(4.0)

Closing balance at March 31, 2014	0.7	8.3	9.0
Current	0.0	0.0	0.0

Non-current	$0.7	$8.3	$9.0

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, as at December 31, 2013, the Company and its U.S. subsidiaries were subject to tax audits in the U.S.. On March 6, 2014, the federal income tax examination by the IRS for 2009 was effectively settled. The additional tax cost was nominal and resulted in a reduction of $3.6 million in unrecognized tax benefits and a reduction of $0.4 million in associated interest and penalties in the first quarter of 2014.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2010 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2012 onwards), Germany (2010 onwards), Switzerland (2012 onwards) and the United Kingdom (2012 onwards).

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2014	December 31, 2013
Revolving credit facility	$134.0	$142.0
Promissory note	5.0	5.0
Other long-term debt	0.7	1.0

	139.7	148.0
Less current portion	(5.4)	(5.3)

	$134.3	$142.7

The credit facility provides for borrowings by us of up to $180 million until it expires on December 14, 2016 and may be drawn down in full in the U.S.. In addition, the Company can request an additional amount of up to $20 million to be committed by the lenders.

NOTE 9 – PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”). The principal site giving rise to remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom. There are also remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe.

Movements in the provisions for the three months ended March 31 are summarized as follows:

	2014			2013
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.0	$31.4	$32.4	$30.4
Charge for the period	0.0	0.7	0.7	0.6
Utilized in the period	0.0	(0.4)	(0.4)	(0.6)
Exchange effect	0.0	0.0	0.0	0.0

Total at March 31	1.0	31.7	32.7	30.4
Due within one year	0.0	(5.4)	(5.4)	(4.2)

Due after one year	$1.0	$26.3	$27.3	$26.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement as restructuring costs along with other restructuring costs. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period represents the accretion expense recognized in the first three months of 2014.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first three months of 2014, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	March 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$90.1	$90.1	$80.2	$80.2
Short-term investments	5.8	5.8	6.6	6.6
Derivatives (Level 1 measurement):
Other non-current assets:
Foreign currency forward exchange contracts	0.7	0.7	1.0	1.0
Liabilities
Non-derivatives:
Long-term debt (including current portion)	$139.7	$139.7	$148.0	$148.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	7.1	7.1	12.1	12.1
Acquisition-related contingent consideration	4.7	4.7	4.6	4.6

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures, as the need arises. As at March 31, 2014 and December 31, 2013 the Company did not hold any interest rate or raw material derivatives.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2014 the contracts have maturity dates of up to one year at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2014 was $0.0 million.

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives products to major oil refineries, oil & gas exploration and production companies and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2014, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $4.7 million.

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

NOTE 13 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

At March 31, 2014, the Company had authorized common stock of 40,000,000 shares (December 31, 2013 – 40,000,000). Issued shares at March 31, 2014, were 29,554,500 (December 31, 2013 – 29,554,500) and treasury stock amounted to 5,168,037 shares (December 31, 2013 – 5,207,947).

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

Stock option plans

The Company has four active stock option plans, two of which provide for the grant of stock options to employees and one provides for the grant of stock options to non-employee directors. The fourth plan is a savings plan which provides for the grant of stock options to all Company employees provided they commit to make regular savings over a pre-defined period which can then be used to purchase common stock upon vesting of the options. The stock options have discrete vesting periods which range from 24 months to 6 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount (including at no cost). The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,640,000.

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	447,390	$7.33
Granted—at discount	55,176	$0.00	$33.44
—at market value	21,542	$46.03	$14.18
Exercised	(43,770)	$6.16
Forfeited	(2,844)	$10.36

Outstanding at March 31, 2014	477,494	$8.32

At March 31, 2014, there were 158,829 stock options that were exercisable, of which 67,001 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The total compensation cost for the first three months of 2014 was $0.6 million (2013 – $0.7 million). The total intrinsic value of options exercised in the first three months of 2014 was $0.5 million (2013 – $1.9 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2014 was $3.8 million and this cost is expected to be recognized over the weighted-average period of 2.31years.

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

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2014:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	403,262	$3.64
Granted—at discount	48,213	$0.00	$33.04
—at market value	7,147	$46.03	$14.18
Exercised	(141,600)	$5.52
Forfeited	(3,847)	$9.60

Outstanding at March 31, 2014	313,175	$3.21

At March 31, 2014 there were 100,593 SEUs that are exercisable, of which 88,645 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The total compensation cost for the first three months of 2014 was $0.6 million (2013—$3.7 million). The total intrinsic value of SEUs exercised in the first three months of 2014 was $3.0 million (2013 – $1.2 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.72 years.

Long-term incentive plan

In the first quarter of 2014, Innospec granted a long-term incentive plan to reward selected executives with a bonus for delivering exceptional performance. One of the elements of the plan is payable if the Innospec share performance matches or out-performs that of competitors, as measured by the Russell 2000 Index, over the performance period January 1, 2014 to December 31, 2016. The maximum bonus payable under this element of the plan is $3 million. Under GAAP this element is determined to be share-based compensation and as such the fair value of these liability cash-settled stock appreciation rights is calculated on a quarterly basis. The fair value is calculated using a Monte Carlo model and is summarized as follows:

(in millions)	2014
Balance at January 1	$0.0
Compensation charge for the period	0.1

Balance at March 31	$0.1

The following assumptions were used in the Monte Carlo model at March 31, 2014:

2014
Dividend yield	1.11%
Volatility of Innospec’s share price	36.0%
Risk free interest rate	0.90%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Reclassifications out of accumulated other comprehensive loss for the first three months of 2014 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.4)	See (1) below
Amortization of actuarial net losses	1.4	See (1) below

	1.0	Total before tax
	(0.2)	Income tax expense

	0.8	Net of tax

Total reclassifications	$0.8	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2014, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2013	$(120.2)	$(33.7)	$(153.9)

Other comprehensive income/(loss) before reclassifications	0.0	(1.2)	(1.2)
Amounts reclassified from AOCL	0.8	0.0	0.8

Total other comprehensive income/(loss)	0.8	(1.2)	(0.4)

Balance at March 31, 2014	$(119.4)	$(34.9)	$(154.3)

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2014 the Company incurred fees payable to SGR of $0.1 million (2013 full year – $1.0 million). As at March 31, 2014, the amount due to SGR from the Company was $0.1 million (December 31, 2013—$0.2 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2014

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, pensions, deferred tax and uncertain income tax positions, goodwill, and other intangible assets (net of amortization) and property, plant and equipment. These policies have been discussed in the Company’s 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2014	2013
Net sales:
Fuel Specialties	$164.2	$140.0
Performance Chemicals	56.1	47.8
Octane Additives	0.4	11.6

	$220.7	$199.4

Gross profit:
Fuel Specialties	$52.0	$47.0
Performance Chemicals	13.6	10.5
Octane Additives	0.1	6.3

	$65.7	$63.8

Operating income:
Fuel Specialties	$25.8	$24.9
Performance Chemicals	6.5	5.0
Octane Additives	(1.2)	4.8
Pension credit/(charge)	(0.8)	(0.7)
Corporate costs	(12.1)	(11.5)
Restructuring charge	(0.2)	0.0
Impairment of Octane Additives segment goodwill	0.0	(0.3)

Total operating income	$18.0	$22.2

	Three Months Ended March 31
(in millions, except ratios)	2014	2013	Change
Net sales:
Fuel Specialties	$164.2	$140.0	$24.2	+17%
Performance Chemicals	56.1	47.8	8.3	+17%
Octane Additives	0.4	11.6	(11.2)	-97%

	$220.7	$199.4	$21.3	+11%

Gross profit:
Fuel Specialties	$52.0	$47.0	$5.0	+11%
Performance Chemicals	13.6	10.5	3.1	+30%
Octane Additives	0.1	6.3	(6.2)	-98%

	$65.7	$63.8	$1.9	+3%

Gross margin (%):
Fuel Specialties	31.7	33.6	-1.9
Performance Chemicals	24.2	22.0	+2.2
Octane Additives	25.0	54.3	-29.3
Aggregate	29.8	32.0	-2.2

Operating expenses:
Fuel Specialties	$(26.2)	$(22.1)	$(4.1)	+19%
Performance Chemicals	(7.1)	(5.5)	(1.6)	+29%
Octane Additives	(1.3)	(1.5)	0.2	-13%
Pension credit/(charge)	(0.8)	(0.7)	(0.1)	+14%
Corporate costs	(12.1)	(11.5)	(0.6)	+5%

	$(47.5)	$(41.3)	$(6.2)	+15%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2014
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+11	+3	-1	-13	+4
Price and product mix	0	+3	-16	-4	-1
Exchange rates	0	+4	0	0	+1
Acquisitions	+32	0	0	0	+13

	+43	+10	-17	-17	+17

Americas saw an increase in volumes in the first quarter of 2014 as a result of higher demand, while acquisitions, relating to Bachman, generated additional sales compared to 2013. EMEA volumes increased from the prior year due to higher demand, while benefiting from an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar. Volumes were marginally lower in ASPAC combined with an adverse price and product mix as a result of lower sales of higher margin products. Avtel volumes decreased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix was negatively impacted by an adverse customer mix.

Gross margin: the year on year decrease of 1.9% primarily reflected lower sales in our higher margin Avtel business compared to a strong comparative quarter in 2013; and by an adverse price and product mix in ASPAC.

Operating expenses: the year on year increase of 19%, or $4.1 million, was due to $5.3 million of additional costs for the Bachman businesses; offset by a $1.1 million decrease in personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense; and a $0.1 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2014
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-15	+5	+27	-1
Price and product mix	0	+2	-5	0
Exchange rates	+1	+4	+2	+2
Acquisitions	+35	0	0	+16

	+21	+11	+24	+17

Volumes in the Americas were lower, primarily due to lower volumes in Fragrance Ingredients and for an industrial product. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated additional sales compared to 2013. Volumes in EMEA were higher than the prior year, primarily due to higher volumes in Personal Care, combined with an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar. ASPAC volumes were significantly higher in Personal Care and Fragrance Ingredients although adversely impacted by higher sales of lower margin products. ASPAC benefited from favorable exchange rates against the U.S. dollar.

Gross margin: the year on year increase of 2.2% primarily reflected improved price and product mix in our Personal Care market together with higher margins in our Chemsil business, partly offset by adverse price and product mix in ASPAC.

Operating expenses: the year on year increase of 29%, or $1.6 million, was primarily in respect of $2.1 million of additional costs for our Chemsil and Chemtec businesses, partly offset by a $0.5 million reduction in other costs including lower agents’ commission and lower personnel-related compensation driven by lower accruals for share-based compensation expense.

Octane Additives

Net sales: decreased by 97% with decreased volumes (down 94%), due to the timing of shipments and declining demand from major customers, and an adverse customer mix (down 2%), together with reduced revenue from our environmental remediation business (down 1%).

Gross margin: the year on year decrease of 29.3% was principally due to lower manufacturing volumes.

Operating expenses: the year on year decrease of $0.2 million was due to the efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.8 million net charge in 2014 compared to $0.7 million net charge in 2013.

Corporate costs: the year on year increase of 5%, or $0.6 million, primarily reflected $0.9 million higher costs for amortization of the new information system platform; $1.5 million provision for insurance claims within the group; $0.4 million higher legal and other professional expenses; partly offset by $2.2 million lower personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense.

Impairment of Octane Additives segment goodwill: was $0.0 million in 2014 and $0.3 million in 2013.

Other net income/(expense): other net income of $1.9 million primarily related to gains of $1.5 million on translation of net assets denominated in non-functional currencies in our European businesses. In 2013, other net income of $1.0 million primarily related to net foreign exchange gains on foreign currency forward exchange contracts.

Interest expense, net: was $0.9 million in 2014 and $0.3 million in 2013 due to the higher level of borrowing during 2014, used primarily to fund our acquisition activity.

Income taxes: the effective tax rate was 11.1% and 21.4% in 2014 and 2013, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions, was 22.6% compared to 23.1% in the prior year. The 0.5% reduction was primarily due to the first quarter of 2014 benefiting to a minor extent from the positive impact of taxable profits in different geographical locations as compared to the first quarter of 2013. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended March 31
(in millions)	2014	2013
Income before income taxes	$19.0	$22.9

Income taxes	$2.1	$4.9
Add back adjustment of income tax positions	2.2	0.4

	$4.3	$5.3

GAAP effective tax rate	11.1%	21.4%

Adjusted effective tax rate	22.6%	23.1%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

The Company believes that adjusted working capital, a non-GAAP financial measure, (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) provides useful information to investors in evaluating the Company’s underlying performance and identifying operating trends. Management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations. Items excluded from the adjusted working capital calculation are listed in the table below and represent factors which do not fluctuate in line with the day to day working capital needs of the business.

(in millions)	March 31, 2014	December 31, 2013
Total current assets	$394.6	$407.4
Total current liabilities	(127.0)	(155.6)

Working capital	267.6	251.8
Less cash and cash equivalents	(90.1)	(80.2)
Less short-term investments	(5.8)	(6.6)
Less current portion of deferred tax assets	(8.7)	(8.7)
Less prepaid income taxes	(3.4)	(11.4)
Add back current portion of long-term debt	5.4	5.3
Add back current portion of plant closure provisions	5.4	6.2
Add back current portion of unrecognized tax benefits	0.0	6.8
Add back current portion of deferred tax liabilities	0.2	0.2
Add back current portion of deferred income	0.3	0.3

Adjusted working capital	$170.9	$163.7

In 2014 our adjusted working capital increased by $7.2 million, compared to a $1.1 million decrease in the first quarter of 2013, primarily due to higher payments to external suppliers subsequent to the year end.

The $13.8 million decrease in trade and other accounts receivable primarily reflects a decrease in our Octane Additives segment, with sales for the first quarter of 2014 being $25 million lower than the fourth quarter of 2013. Days’ sales outstanding in our Fuel Specialties segment decreased from 49 days to 44 days, whilst they increased slightly from 51 days to 52 days in our Performance Chemicals segment.

The $1.3 million increase in inventories is primarily due to increased inventories in our Octane Additives segment due to the timing of shipments expected early in the second quarter. Days’ sales in inventory in our Fuel Specialties segment remained unchanged at 79 days, whilst declining in our Performance Chemicals segment over the same period from 96 days to 83 days as the relatively high level of inventories at the year end was sold through.

Prepaid expenses decreased $1.4 million from $5.8 million to $4.4 million, primarily related to the normal expensing of prepaid costs.

The $21.1 million decrease in accounts payable and accrued liabilities was due to reductions across all our segments, primarily reflecting payments to external suppliers subsequent to the year end following our normally high sales in the fourth quarter, together with payments for personnel-related compensation. Creditor days in our Fuel Specialties segment decreased from 32 days to 30 days and in our Performance Chemicals segment decreased from 42 days to 26 days.

Operating Cash Flows

We generated cash from operating activities of $20.9 million in 2014 compared to $17.9 million in 2013. Year over year cash from operating activities has been impacted by lower net income, higher cash outflows for our working capital requirements, and significant movements in taxes. In 2014 our working capital requirements increased by $6.8 million, compared to a $2.0 million increase in 2013.

Cash

At March 31, 2014 and December 31, 2013 we had cash and cash equivalents of $90.1 million and $80.2 million, respectively, of which $84.1 million and $73.3 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a further repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At March 31, 2014 and December 31, 2013, we had short-term investments of $5.8 million and $6.6 million, respectively.

Debt

At March 31, 2014, the Company had debt outstanding of $134.0 million under its credit facility, a $5.0 million promissory note and $0.7 million of debt financing within our acquired Bachman businesses. The credit facility provides for borrowings by us of up to $180 million until it expires on December 14, 2016 and may be drawn down in full in the U.S.. In addition, the Company can request an additional amount of up to $20 million to be committed by the lenders.

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

The Company’s exposure to market risk has been discussed in the Company’s 2013 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2014.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding risk factors appears in Item 1A of the Company’s 2013 Annual Report on Form 10-K and, in management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities, nor any purchases of equity securities by the issuer in the quarter ended March 31, 2014.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

10.1	Form of Indemnification Agreement for individual who is an officer (1)

10.2	Form of Indemnification Agreement for individual who is a director (1)

10.3	Form of Indemnification Agreement for individual who is an officer and director (1)

10.4	Employment contract for Brian Watt *

10.5	Innospec Inc. 2014 Long-Term Incentive Plan *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

(1)	Incorporated by reference to the Form 8-K previously filed on February 27, 2014.
*	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2014	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 7, 2014	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer