Form 10-Q
period 2014-06-30
INNOSPEC INC.
filed 2014-08-06
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2014
Common Stock, par value $0.01	24,413,443

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

PART I    FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2014	2013	2014	2013
Net sales	$221.3	$185.0	$442.0	$384.4
Cost of goods sold	(152.7)	(125.6)	(307.7)	(261.2)

Gross profit	68.6	59.4	134.3	123.2
Operating expenses:
Selling, general and administrative	(37.7)	(31.5)	(79.7)	(67.2)
Research and development	(5.6)	(5.3)	(11.3)	(10.9)
Impairment of Octane Additives segment goodwill	0.0	(0.3)	0.0	(0.6)

Total operating expenses	(43.3)	(37.1)	(91.0)	(78.7)

Operating income	25.3	22.3	43.3	44.5
Other net income/(expense)	(0.7)	(1.0)	1.2	0.0
Interest expense	(0.9)	(0.5)	(1.9)	(0.9)
Interest income	0.1	0.1	0.2	0.2

Income before income taxes	23.8	20.9	42.8	43.8
Income taxes	(5.3)	(3.8)	(7.4)	(8.7)

Net income	$18.5	$17.1	$35.4	$35.1

Earnings per share:
Basic	$0.76	$0.73	$1.45	$1.50

Diluted	$0.75	$0.71	$1.44	$1.46

Weighted average shares outstanding (in thousands):
Basic	24,401	23,528	24,382	23,466

Diluted	24,672	24,057	24,632	24,073

                    The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Net income	$18.5	$17.1	$35.4	$35.1

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	1.0	(0.2)	(0.2)	(3.8)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.0	0.0	0.0	(0.1)
Amortization of prior service credit, net of tax of $0.0, $0.0, $0.1 and $0.1, respectively	(0.3)	(0.3)	(0.6)	(0.5)
Amortization of actuarial net losses, net of tax of $(0.3), $(0.3), $(0.6) and $(0.7), respectively	1.1	1.3	2.2	2.6

Total other comprehensive income/(loss)	1.8	0.8	1.4	(1.8)

Total comprehensive income	$20.3	$17.9	$36.8	$33.3

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91.4	$80.2
Short-term investments	6.0	6.6
Trade and other accounts receivable (less allowances of $2.9 and $2.0, respectively)	118.0	135.8
Inventories (less allowances of $9.5 and $9.5, respectively):
Finished goods	107.8	95.3
Work in progress	3.3	1.9
Raw materials	61.7	61.7

Total inventories	172.8	158.9
Current portion of deferred tax assets	8.7	8.7
Prepaid expenses	3.9	5.8
Prepaid income taxes	5.1	11.4

Total current assets	405.9	407.4
Property, plant and equipment:
Gross cost	161.8	175.1
Less accumulated depreciation	(100.5)	(114.7)

Net property, plant and equipment	61.3	60.4
Goodwill	188.1	187.9
Other intangible assets	121.1	126.8
Deferred finance costs	1.4	1.8
Deferred tax assets, net of current portion	7.5	8.6
Other non-current assets	1.5	1.8

Total assets	$786.8	$794.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(in millions, except share and per share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52.0	$63.3
Accrued liabilities	62.9	73.5
Current portion of long-term debt	5.3	5.3
Current portion of plant closure provisions	4.8	6.2
Current portion of unrecognized tax benefits	0.0	6.8
Current portion of deferred tax liabilities	0.2	0.2
Current portion of deferred income	0.3	0.3

Total current liabilities	125.5	155.6
Long-term debt, net of current portion	134.2	142.7
Plant closure provisions, net of current portion	26.8	26.2
Unrecognized tax benefits, net of current portion	9.0	6.2
Deferred tax liabilities, net of current portion	10.9	9.5
Pension liabilities	33.0	39.0
Acquisition-related contingent consideration	4.8	4.6
Other non-current liabilities	0.2	0.3
Deferred income, net of current portion	1.1	1.2

Total liabilities	345.5	385.3

Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	310.1	308.8
Treasury stock (5,141,057 and 5,207,947 shares at cost, respectively)	(72.9)	(73.3)
Retained earnings	356.3	327.5
Accumulated other comprehensive loss	(152.5)	(153.9)

Total stockholders’ equity	441.3	409.4

Total liabilities and stockholders’ equity	$786.8	$794.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$35.4	$35.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.6	8.8
Impairment of Octane Additives segment goodwill	0.0	0.6
Deferred taxes	0.8	0.7
Excess tax benefit from stock-based payment arrangements	(0.6)	(2.0)
Cash contributions to defined benefit pension plans	(5.8)	(5.4)
Non-cash expense of defined benefit pension plans	2.0	1.7
Stock option compensation	1.2	1.4
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	18.6	27.4
Inventories	(13.3)	(12.5)
Prepaid expenses	2.0	1.8
Accounts payable and accrued liabilities	(22.9)	(13.8)
Accrued income taxes	6.3	(5.8)
Plant closure provisions	(0.8)	0.3
Unrecognized tax benefits	(4.0)	(0.4)
Other non-current assets and liabilities	0.3	(0.3)

Net cash provided by operating activities	33.8	37.6
Cash Flows from Investing Activities
Capital expenditures	(6.0)	(4.9)
Business combinations, net of cash acquired	0.3	0.6
Internally developed software and other costs	(3.0)	(3.8)
Proceeds on disposal of property, plant and equipment	0.1	0.0
Purchase of short-term investments	(3.3)	(3.0)
Sale of short-term investments	4.1	3.5

Net cash provided by/(used in) investing activities	(7.8)	(7.6)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	0.0	21.0
Repayments of revolving credit facility	(8.0)	(18.0)
Repayments of term loans	(0.5)	0.0
Excess tax benefit from stock-based payment arrangements	0.6	2.0
Dividend paid	(6.6)	0.0
Issue of treasury stock	0.4	0.7
Repurchase of common stock	(0.8)	(3.1)

Net cash provided by/(used in) financing activities	(14.9)	2.6
Effect of foreign currency exchange rate changes on cash	0.1	(0.3)

Net change in cash and cash equivalents	11.2	32.3
Cash and cash equivalents at beginning of period	80.2	22.4

Cash and cash equivalents at end of period	$91.4	$54.7

Amortization of deferred finance costs of $0.4 million (2013 – $0.2 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$327.5	$(153.9)	$409.4
Net income				35.4		35.4
Dividend paid ($0.27 per share)				(6.6)		(6.6)
Changes in cumulative translation adjustment					(0.2)	(0.2)
Treasury stock re-issued		(0.5)	1.2			0.7
Treasury stock repurchased			(0.8)			(0.8)
Excess tax benefit from stock-based payment arrangements		0.6				0.6
Stock option compensation		1.2				1.2
Amortization of prior service credit, net of tax					(0.6)	(0.6)
Amortization of actuarial net losses, net of tax					2.2	2.2

Balance at June 30, 2014	$0.3	$310.1	$(72.9)	$356.3	$(152.5)	$441.3

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

We have reclassified certain prior period amounts to conform to the current period presentation.

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries (“Innospec”) unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENTAL REPORTING

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment continues to decline and as expected as our one remaining customer transitions to unleaded fuel.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Net sales:
Fuel Specialties	$145.1	$126.2	$309.3	$266.2
Performance Chemicals	59.4	44.5	115.5	92.3
Octane Additives	16.8	14.3	17.2	25.9

	$221.3	$185.0	$442.0	$384.4

Gross profit:
Fuel Specialties	$43.9	$40.5	$95.9	$87.5
Performance Chemicals	15.3	11.3	28.9	21.8
Octane Additives	9.4	7.6	9.5	13.9

	$68.6	$59.4	$134.3	$123.2

Operating income:
Fuel Specialties	$17.5	$19.2	$43.3	$44.1
Performance Chemicals	7.8	6.5	14.3	11.5
Octane Additives	8.3	6.1	7.1	10.9
Pension charge	(0.9)	(0.7)	(1.7)	(1.4)
Corporate costs	(7.4)	(8.5)	(19.7)	(20.0)
Impairment of Octane Additives segment goodwill	0.0	(0.3)	0.0	(0.6)

Total operating income	$25.3	$22.3	$43.3	$44.5

Restructuring charges separately disclosed in prior periods have been reclassified to corporate costs. We have reclassified the prior period amounts to conform to the current period presentation.

The pension charge relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Depreciation:
Fuel Specialties	$1.0	$0.6	$2.2	$1.2
Performance Chemicals	1.0	0.8	1.9	1.7
Octane Additives	0.1	0.2	0.2	0.4
Corporate	0.5	0.5	1.1	1.1

	$2.6	$2.1	$5.4	$4.4

Amortization:
Fuel Specialties	$2.1	$1.6	$4.3	$3.2
Performance Chemicals	1.3	0.3	2.6	0.7
Octane Additives	0.0	0.2	0.0	0.3
Corporate	1.0	0.0	1.9	0.0

	$4.4	$2.1	$8.8	$4.2

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator (in millions):
Net income available to common stockholders	$18.5	$17.1	$35.4	$35.1

Denominator (in thousands):
Weighted average common shares outstanding	24,401	23,528	24,382	23,466
Dilutive effect of stock options and awards	271	529	250	607

Denominator for diluted earnings per share	24,672	24,057	24,632	24,073

Net income per share, basic:	$0.76	$0.73	$1.45	$1.50

Net income per share, diluted:	$0.75	$0.71	$1.44	$1.46

In the three and six months ended June 30, 2014, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 16,097 and 8,049, respectively. In the three and six months ended June 30, 2013, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were nil and 10,527, respectively.

NOTE 4 – GOODWILL

The following table summarizes the goodwill movement year on year:

	Six Months Ended June 30
(in millions)	2014	2013
At January 1:
Gross cost (1)	$424.4	$384.2
Accumulated impairment losses	(236.5)	(235.2)

Net book amount	$187.9	$149.0

Exchange effect	(0.1)	(0.1)
Adjustments to purchase price allocation	0.3	0.4
Impairment losses	0.0	(0.6)
At June 30:
Gross cost (1)	$424.6	$384.5
Accumulated impairment losses	(236.5)	(235.8)

Net book amount	$188.1	$148.7

(1)	Gross cost for 2014 and 2013 is net of $298.5 million of historical accumulated amortization.

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

The following table summarizes the calculations of the total purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed for Bachman:

(in millions)	Bachman
Other intangible assets	$25.9
Goodwill	23.2
Deferred tax on intangibles	(7.6)
Other net assets acquired, excluding cash of $2.0 million	17.0

Purchase price, net of cash acquired	$58.5

In the second quarter of 2014, a $0.3 million reduction in the purchase price was agreed with the previous owners of Bachman in respect of post-closing working capital adjustments, resulting in a corresponding reduction in other net assets acquired. In addition we have now finalized the calculations of the fair values of assets acquired and liabilities assumed in the acquisition of Bachman, resulting in a further $0.3 million reduction in other net assets and a corresponding increase in goodwill.

Bachman, and the associated goodwill, are included within our Fuel Specialties segment for management and reporting purposes.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2014	2013
Gross cost at January 1	$175.5	$106.2
Capitalization of internally developed software and other costs	3.0	3.8
Exchange effect	0.1	0.0

Gross cost at June 30	178.6	110.0

Accumulated amortization at January 1	(48.7)	(37.6)
Amortization expense	(8.8)	(4.2)
Exchange effect	0.0	(0.1)

Accumulated amortization at June 30	(57.5)	(41.9)

Net book amount at June 30	$121.1	$68.1

Capitalization of internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At June 30, 2014, we had capitalized $22.5 million (2013 – $13.9 million) in relation to this internally developed software.

Amortization expense

	Six Months Ended June 30
(in millions)	2014	2013
Product rights	$(1.9)	$0.0
Brand names	(0.3)	0.0
Technology	(1.2)	(1.0)
Customer relationships	(2.5)	(1.8)
Patents	(0.2)	(0.2)
Internally developed software	(1.9)	0.0
Non-compete agreements	(0.4)	(0.4)
Marketing related	(0.4)	(0.8)

Total	$(8.8)	$(4.2)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)	$(0.8)	$(0.8)
Interest cost on projected benefit obligation	(8.8)	(7.7)	(17.5)	(15.6)
Expected return on plan assets	9.4	8.7	18.7	17.7
Amortization of prior service credit	0.3	0.3	0.7	0.6
Amortization of actuarial net losses	(1.4)	(1.6)	(2.8)	(3.3)

	$(0.9)	$(0.7)	$(1.7)	$(1.4)

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive income/(loss) into selling, general and administrative expenses.

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2014	$1.1	$11.9	$13.0
Reductions for tax positions of prior periods	(0.4)	(3.6)	(4.0)

Closing balance at June 30, 2014	0.7	8.3	9.0
Current	0.0	0.0	0.0

Non-current	$0.7	$8.3	$9.0

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2014	December 31, 2013
Revolving credit facility	$134.0	$142.0
Promissory note	5.0	5.0
Other long-term debt	0.5	1.0

	139.5	148.0
Less current portion	(5.3)	(5.3)

	$134.2	$142.7

On July 31, 2014 the Company increased its borrowing capacity by $20 million such that its credit facility now provides for borrowings by us of up to $200 million until it expires on December 14, 2016 and may be drawn down in full in the U.S.

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

Movements in the provisions for the six months ended June 30 are summarized as follows:

	2014			2013
(in millions)	Severance	Remediation	Total	Total
Total at January 1	$1.0	$31.4	$32.4	$30.4
Charge for the period	0.0	1.4	1.4	1.3
Utilized in the period	0.0	(1.2)	(1.2)	(1.0)
Released in the period	(1.0)	0.0	(1.0)	0.0

Total at June 30	0.0	31.6	31.6	30.7
Due within one year	0.0	(4.8)	(4.8)	(3.7)

Due after one year	$0.0	$26.8	$26.8	$27.0

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. A severance provision which is no longer required has been released to the income statement in the second quarter of 2014. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period represents the accretion expense recognized in the first six months of 2014.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first six months of 2014, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	June 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$91.4	$91.4	$80.2	$80.2
Short-term investments	6.0	6.0	6.6	6.6
Derivatives (Level 1 measurement):
Other non-current assets:
Foreign currency forward exchange contracts	0.4	0.4	1.0	1.0
Liabilities
Non-derivatives:
Long-term debt (including current portion)	$139.5	$139.5	$148.0	$148.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	7.6	7.6	12.1	12.1
Acquisition-related contingent consideration	4.8	4.8	4.6	4.6

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures, as the need arises. As at June 30, 2014 and December 31, 2013 the Company did not hold any interest rate or raw material derivatives.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2014 the contracts have maturity dates of up to one year at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2014 was a loss of $0.7 million.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Jalal Bezee Mejel Al-Gaood & Partner litigation

On September 19, 2012, a claim was filed in the High Court of Justice in the United Kingdom by Jalal Bezee Mejel Al-Gaood & Partner and Future Agencies Company Limited (collectively “JAG”) against the Company, Innospec Limited and a former employee of Innospec Limited. JAG was the former Iraq distributor for Afton Chemicals Limited, a subsidiary of NewMarket Corporation, from at least 2005 until termination of that relationship in 2011. The stated claim, inclusive of costs and expenses, is for up to $42.3 million and relates to alleged loss of profits for JAG’s business in Iraq between 2004 and 2010. The Company believes that the allegations in the JAG claim are without merit and has defended vigorously its interests through trial. On June 26, 2014 the trial was completed and the Company is awaiting the final judgment which the Company does not anticipate receiving until October 2014.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2014, such contingent liabilities which are not recognized as liabilities in the consolidated financial statements amounted to $7.6 million.

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

NOTE 13 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

At June 30, 2014, the Company had authorized common stock of 40,000,000 shares (December 31, 2013 – 40,000,000). Issued shares at June 30, 2014, were 29,554,500 (December 31, 2013 – 29,554,500) and treasury stock amounted to 5,141,057 shares (December 31, 2013 – 5,207,947).

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

The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2014:

		Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013		447,390	$7.33
Granted	– at discount	55,176	$0.00	$33.44
	– at market value	21,542	$46.03	$14.18
Exercised		(85,642)	$5.01
Forfeited		(8,420)	$6.99

Outstanding at June 30, 2014		430,046	$8.80

At June 30, 2014, there were 146,861 stock options that were exercisable, of which 59,001 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The total compensation cost for the first six months of 2014 was $1.2 million (2013 – $1.4 million). The total intrinsic value of options exercised in the first six months of 2014 was $0.7 million (2013 – $2.4 million).

The total compensation cost related to non-vested stock options not yet recognized at June 30, 2014 was $3.2 million and this cost is expected to be recognized over the weighted-average period of 2.12 years.

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

The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2014:

		Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013		403,262	$3.64
Granted	– at discount	48,213	$0.00	$33.04
	– at market value	7,147	$46.03	$14.18
Exercised		(143,850)	$5.44
Forfeited		(5,597)	$6.60

Outstanding at June 30, 2014		309,175	$3.25

At June 30, 2014 there were 97,593 SEUs that are exercisable, of which 85,645 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The total compensation cost for the first six months of 2014 was $1.0 million (2013 – $3.9 million). The total intrinsic value of SEUs exercised in the first six months of 2014 was $3.0 million (2013 – $1.8 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.47 years.

Long-term incentive plan

In the first quarter of 2014, Innospec granted a long-term incentive plan to reward selected executives with a cash bonus for delivering exceptional performance. One of the elements of the plan is payable only if the Innospec share performance matches or out-performs that of competitors, as measured by the Russell 2000 Index, over the performance period January 1, 2014 to December 31, 2016. The maximum cash bonus payable under this element of the plan is $3 million and is accounted for as share-based compensation. As such, the fair value of these liability cash-settled long-term incentives is calculated on a quarterly basis. The fair value is calculated using a Monte Carlo model and is summarized as follows:

(in millions)	2014
Balance at January 1	$0.0
Compensation charge for the period	0.1

Balance at June 30	$0.1

The following assumptions were used in the Monte Carlo model at June 30, 2014:

2014
Dividend yield	1.20%
Volatility of Innospec’s share price	34.26%
Risk free interest rate	0.88%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Reclassifications out of accumulated other comprehensive loss for the first six months of 2014 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.7)	See (1) below
Amortization of actuarial net losses	2.8	See (1) below

	2.1	Total before tax
	(0.5)	Income tax expense

	1.6	Net of tax

Total reclassifications	$1.6	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2014, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2013	$(120.2)	$(33.7)	$(153.9)

Other comprehensive income/(loss) before reclassifications	0.0	(0.2)	(0.2)
Amounts reclassified from AOCL	1.6	0.0	1.6

Total other comprehensive income/(loss)	1.6	(0.2)	1.4

Balance at June 30, 2014	$(118.6)	$(33.9)	$(152.5)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2014 the Company incurred fees payable to SGR of $0.2 million (2013 full year – $1.0 million). As at June 30, 2014, the amount due to SGR from the Company was $0.1 million (December 31, 2013 – $0.2 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2014

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Net sales:
Fuel Specialties	$145.1	$126.2	$309.3	$266.2
Performance Chemicals	59.4	44.5	115.5	92.3
Octane Additives	16.8	14.3	17.2	25.9

	$221.3	$185.0	$442.0	$384.4

Gross profit:
Fuel Specialties	$43.9	$40.5	$95.9	$87.5
Performance Chemicals	15.3	11.3	28.9	21.8
Octane Additives	9.4	7.6	9.5	13.9

	$68.6	$59.4	$134.3	$123.2

Operating income:
Fuel Specialties	$17.5	$19.2	$43.3	$44.1
Performance Chemicals	7.8	6.5	14.3	11.5
Octane Additives	8.3	6.1	7.1	10.9
Pension charge	(0.9)	(0.7)	(1.7)	(1.4)
Corporate costs	(7.4)	(8.5)	(19.7)	(20.0)
Impairment of Octane Additives segment goodwill	0.0	(0.3)	0.0	(0.6)

Total operating income	$25.3	$22.3	$43.3	$44.5

	Three Months Ended June 30
(in millions, except ratios)	2014	2013	Change
Net sales:
Fuel Specialties	$145.1	$126.2	$18.9	+15%
Performance Chemicals	59.4	44.5	14.9	+33%
Octane Additives	16.8	14.3	2.5	+17%

	$221.3	$185.0	$36.3	+20%

Gross profit:
Fuel Specialties	$43.9	$40.5	$3.4	+8%
Performance Chemicals	15.3	11.3	4.0	+35%
Octane Additives	9.4	7.6	1.8	+24%

	$68.6	$59.4	$9.2	+15%

Gross margin (%):
Fuel Specialties	30.3	32.1	–1.8
Performance Chemicals	25.8	25.4	+0.4
Octane Additives	56.0	53.1	+2.9
Aggregate	31.0	32.1	–1.1
Operating expenses:
Fuel Specialties	$(26.4)	$(21.3)	$(5.1)	+24%
Performance Chemicals	(7.5)	(4.8)	(2.7)	+56%
Octane Additives	(1.1)	(1.5)	0.4	–27%
Pension charge	(0.9)	(0.7)	(0.2)	+29%
Corporate costs	(7.4)	(8.5)	1.1	–13%

	$(43.3)	$(36.8)	$(6.5)	+18%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2014
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+9	–21	–15	+2	–8
Price and product mix	+7	+3	–3	+21	+5
Exchange rates	0	+5	+1	0	+2
Acquisitions	+43	0	0	0	+16

	+59	–13	–17	+23	+15

Americas saw an increase in volumes in the second quarter of 2014 as a result of higher demand, while benefiting from an improved price and product mix. Acquisitions in the Americas, relating to Bachman, generated additional sales compared to 2013. EMEA volumes decreased from the prior year due to weaker trading conditions and the impact of government sanctions related to Russia, partly offset by an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar. Volumes were lower in ASPAC due to the loss of a contract in 2013 which offset increased underlying volumes, combined with an adverse price and product mix as a result of lower sales of higher margin products. Avtel volumes increased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix benefited from a favorable customer mix.

Gross margin: the year on year decrease of 1.8 percentage points primarily reflected lower sales of higher margin products and an adverse price and product mix in ASPAC.

Operating expenses: the year on year increase of 24%, or $5.1 million, was primarily due to $5.8 million of additional costs for the Bachman businesses; partly offset by a $0.7 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2014
Change (%)	Americas	EMEA	ASPAC	Total
Volume	–1	+31	+16	+14
Price and product mix	0	–3	–2	–2
Exchange rates	+1	+9	+3	+4
Acquisitions	+36	0	0	+17

	+36	+37	+17	+33

Increased Personal Care volumes in the Americas were offset by lower volumes in Fragrance Ingredients and for an industrial product. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated additional sales compared to 2013. Volumes in EMEA were higher including continuing increases for Personal Care and Fragrance Ingredients volumes, combined with an adverse price and product mix. ASPAC volumes were higher primarily in Personal Care, partially offset by an adverse price and product mix. All our markets benefited from favorable exchange rates driven by a strengthening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 0.4 percentage points primarily reflected a richer sales mix driven by a greater proportion of sales from our high-margin Personal Care market, including our Chemsil business.

Operating expenses: the year on year increase of 56%, or $2.7 million, was primarily in respect of $2.1 million of additional costs for our Chemsil and Chemtec businesses, together with a $0.6 million increase in other costs, principally due to the phasing of expenditure year over year.

Octane Additives

Net sales: increased by 17%, primarily due to the timing of shipments with our one remaining customer.

Gross margin: the year on year increase of 2.9 percentage points was principally due to favorable pricing variances.

Operating expenses: the year on year decrease of $0.4 million was due to the efficient management of the cost base.

Other Income Statement Captions

Pension charge: is non-cash, and was a $0.9 million net charge in 2014 compared to $0.7 million net charge in 2013.

Corporate costs: the year on year decrease of 13%, or $1.1 million, related to $2.0 million lower legal, professional and other expenses; the release of a $0.8 million restructuring provision which is no longer required; a $0.2 million reduction in insurance claims; partly offset by $1.0 million higher costs for amortization of the new information system platform; and $0.9 million higher personnel-related compensation costs, primarily due to higher accruals for share-based compensation expense together with accruals for the new cash-based long-term incentive plan in 2014.

Impairment of Octane Additives segment goodwill: was $0.0 million in 2014 and $0.3 million in 2013, following the final impairment charge in the fourth quarter of 2013.

Other net income/(expense): other net expense of $0.7 million primarily related to losses of $0.7 million on foreign currency forward exchange contracts. In 2013, other net expense of $1.0 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by net foreign exchange gains on foreign currency forward exchange contracts.

Interest expense, net: was $0.8 million in 2014 and $0.4 million in 2013 due to the higher level of borrowing during the quarter, used primarily to fund our acquisition activity in the second half of 2013.

Income taxes: the effective tax rate was 22.3% and 18.2% in the second quarter of 2014 and 2013, respectively. The effective tax rate increased by 4.1 percentage points primarily due to the second quarter of 2014 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations than a year ago.

	Three Months Ended June 30
(in millions)	2014	2013
Income before income taxes	$23.8	$20.9

Income taxes	$5.3	$3.8

GAAP effective tax rate	22.3%	18.2%

	Six Months Ended June 30
(in millions, except ratios)	2014	2013	Change
Net sales:
Fuel Specialties	$309.3	$266.2	$43.1	+16%
Performance Chemicals	115.5	92.3	23.2	+25%
Octane Additives	17.2	25.9	(8.7)	–34%

	$442.0	$384.4	$57.6	+15%

Gross profit:
Fuel Specialties	$95.9	$87.5	$8.4	+10%
Performance Chemicals	28.9	21.8	7.1	+33%
Octane Additives	9.5	13.9	(4.4)	–32%

	$134.3	$123.2	$11.1	+9%

Gross margin (%):
Fuel Specialties	31.0	32.9	–1.9
Performance Chemicals	25.0	23.6	+1.4
Octane Additives	55.2	53.7	+1.5
Aggregate	30.4	32.0	–1.6
Operating expenses:
Fuel Specialties	$(52.6)	$(43.4)	$(9.2)	+21%
Performance Chemicals	(14.6)	(10.3)	(4.3)	+42%
Octane Additives	(2.4)	(3.0)	0.6	–20%
Pension charge	(1.7)	(1.4)	(0.3)	+21%
Corporate costs	(19.7)	(20.0)	0.3	–2%

	$(91.0)	$(78.1)	$(12.9)	+17%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2014
Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+10	-9	–8	–7	–2
Price and product mix	+3	+3	–9	+5	+2
Exchange rates	0	+5	0	0	+2
Acquisitions	+37	0	0	0	+14

	+50	–1	–17	–2	+16

Americas saw an increase in volumes in the first half of 2014 as a result of higher demand, while benefiting from an improved price and product mix. Acquisitions in the Americas, relating to Bachman, generated additional sales compared to 2013. EMEA volumes decreased from the prior year due to weaker trading conditions and the impact of government sanctions related to Russia, partly offset by an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar. Volumes were lower in ASPAC due to the loss of a contract in 2013 which offset increased underlying volumes, combined with an adverse price and product mix as a result of lower sales of higher margin products. Avtel volumes decreased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix benefited from an improved customer mix.

Gross margin: the year on year decrease of 1.9 percentage points primarily reflected lower sales of higher margin products and an adverse price and product mix in ASPAC.

Operating expenses: the year on year increase of 21%, or $9.2 million, was due to $11.1 million of additional costs for the Bachman businesses; offset by a $0.9 million decrease in personnel-related compensation costs, partly due to lower accruals for share-based compensation expense; and a $1.0 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2014
Change (%)	Americas	EMEA	ASPAC	Total
Volume	–8	+17	+21	+6
Price and product mix	0	0	–3	–1
Exchange rates	+1	+6	+3	+3
Acquisitions	+36	0	0	+17

	+29	+23	+21	+25

Volumes in the Americas were lower, primarily due to lower volumes in Fragrance Ingredients and for an industrial product partly offset by increased Personal Care volumes. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated additional sales compared to 2013. Volumes in EMEA were higher than the prior year, primarily due to higher volumes in Personal Care and Fragrance Ingredients. ASPAC volumes were higher in Personal Care and Fragrance Ingredients, partially offset by an adverse price and product mix. All our markets benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 1.4 percentage points primarily reflected a richer sales mix driven by a greater proportion of sales from our Personal Care market, including our Chemsil business.

Operating expenses: the year on year increase of 42%, or $4.3 million, was primarily in respect of $4.2 million of additional costs for our Chemsil and Chemtec businesses, together with a $0.1 million increase in other costs.

Octane Additives

Net sales: decreased by 34%, primarily due to the timing of shipments and declining demand with our one remaining customer.

Gross margin: the year on year increase of 1.5 percentage points was principally due to favorable pricing variances.

Operating expenses: the year on year decrease of $0.6 million was due to the efficient management of the cost base.

Other Income Statement Captions

Pension charge: is non-cash, and was a $1.7 million net charge in 2014 compared to $1.4 million net charge in 2013.

Corporate costs: the year on year decrease of 2%, or $0.3 million, related to $1.3 million lower personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense together with accruals for the new cash-based long-term incentive plan in 2014; the release of a $0.8 million restructuring provision which is no longer required; $1.4 million lower legal, professional and other expenses; partly offset by $1.9 million higher costs for amortization of the new information system platform; and $1.3 million of provisions for insurance claims.

Impairment of Octane Additives segment goodwill: was $0.0 million in 2014 and $0.6 million in 2013, following the final impairment charge in the fourth quarter of 2013.

Other net income/(expense): other net income of $1.2 million primarily related to gains of $1.8 million on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by losses of $0.7 million on foreign currency forward exchange contracts. In 2013, other net expense of $0.0 million primarily related to losses on translation of net assets denominated in non-functional currencies in our European businesses, equally offset by net foreign exchange gains on foreign currency forward exchange contracts.

Interest expense, net: was $1.7 million in 2014 and $0.7 million in 2013 due to the higher level of borrowing during 2014, used primarily to fund our acquisition activity in the second half of 2013.

Income taxes: the effective tax rate was 17.3% and 19.9% in the first six months of 2014 and 2013, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions, increased by 1.6 percentage points primarily due to the second quarter of 2014 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Six Months Ended June 30
(in millions)	2014	2013
Income before income taxes	$42.8	$43.8

Income taxes	$7.4	$8.7
Add back adjustment of income tax positions	2.2	0.4

	$9.6	$9.1

GAAP effective tax rate	17.3%	19.9%

Adjusted effective tax rate	22.4%	20.8%

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

(in millions)	June 30, 2014	December 31, 2013
Total current assets	$405.9	$407.4
Total current liabilities	(125.5)	(155.6)

Working capital	280.4	251.8
Less cash and cash equivalents	(91.4)	(80.2)
Less short-term investments	(6.0)	(6.6)
Less current portion of deferred tax assets	(8.7)	(8.7)
Less prepaid income taxes	(5.1)	(11.4)
Add back current portion of long-term debt	5.3	5.3
Add back current portion of plant closure provisions	4.8	6.2
Add back current portion of unrecognized tax benefits	0.0	6.8
Add back current portion of deferred tax liabilities	0.2	0.2
Add back current portion of deferred income	0.3	0.3

Adjusted working capital	$179.8	$163.7

In 2014 our adjusted working capital increased by $16.1 million, compared to a $7.1 million decrease in the first six months of 2013, primarily due to the timing of large shipments in the second quarter of 2014; higher working capital requirements in our recently acquired businesses; and higher payments to external suppliers subsequent to the year end.

The $17.8 million decrease in trade and other accounts receivable is primarily reflected in our Fuel Specialties and Octane Additives segments, with sales for the second quarter of 2014 being $20.3 million lower than the fourth quarter of 2013 across all our segments. Days’ sales outstanding in our Fuel Specialties segment decreased from 49 days to 44 days, whilst they increased slightly from 51 days to 52 days in our Performance Chemicals segment.

The $13.9 million increase in inventories is primarily due to increased inventories across all our segments, as we build inventory ahead of our sales increasing through the third and fourth quarters. Days’ sales in inventory in our Fuel Specialties segment increased from 79 days to 93 days, whilst declining in our Performance Chemicals segment over the same period from 96 days to 92 days.

Prepaid expenses decreased $1.9 million from $5.8 million to $3.9 million, related to the expensing of prepaid costs during the first six months, consistent with the prior year.

The $21.9 million decrease in accounts payable and accrued liabilities primarily reflects payments to external suppliers subsequent to the year end, together with payments for personnel-related compensation. Creditor days in our Fuel Specialties segment decreased from 32 days to 29 days and in our Performance Chemicals segment decreased from 42 days to a more normal 25 days.

Operating Cash Flows

We generated cash from operating activities of $33.8 million in 2014 compared to $37.6 million in 2013. Year over year cash from operating activities has primarily been impacted by cash outflows for our working capital requirements and significant movements in taxes. In 2014 our working capital requirements increased by $15.6 million, compared to a $2.9 million increase in 2013.

Cash

At June 30, 2014 and December 31, 2013 we had cash and cash equivalents of $91.4 million and $80.2 million, respectively, of which $63.3 million and $73.3 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and intends to reinvest earnings to fund overseas subsidiaries. We currently do not expect to make a further repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At June 30, 2014 and December 31, 2013, we had short-term investments of $6.0 million and $6.6 million, respectively.

Debt

At June 30, 2014, the Company had debt outstanding of $134.0 million under its credit facility, a $5.0 million promissory note and $0.5 million of debt financing within our acquired Bachman businesses. On July 31, 2014 the Company increased its borrowing capacity by $20 million such that its credit facility now provides for borrowings by us of up to $200 million until it expires on December 14, 2016 and may be drawn down in full in the U.S.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2014.

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

Jalal Bezee Mejel Al-Gaood & Partner litigation

On September 19, 2012, a claim was filed in the High Court of Justice in the United Kingdom by Jalal Bezee Mejel Al-Gaood & Partner and Future Agencies Company Limited (collectively “JAG”) against the Company, Innospec Limited and a former employee of Innospec Limited. JAG was the former Iraq distributor for Afton Chemicals Limited, a subsidiary of NewMarket Corporation, from at least 2005 until termination of that relationship in 2011. The stated claim, inclusive of costs and expenses, is for up to $42.3 million and relates to alleged loss of profits for JAG’s business in Iraq between 2004 and 2010. The Company believes that the allegations in the JAG claim are without merit and has defended vigorously its interests through trial. On June 26, 2014 the trial was completed and the Company is awaiting the final judgment which the Company does not anticipate receiving until October 2014.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities, nor any purchases of equity securities by the issuer in the quarter ended June 30, 2014.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

10.1	Increase Confirmation Letter, dated July 31, 2014, among the Company, certain subsidiaries of the Company, and U.S. Bank N.A. (1).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

(1)	Incorporated by reference to the Form 8-K previously filed on July 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2014	By	/s/	PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 6, 2014	By	/s/	IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer