Form 10-Q
period 2014-09-30
INNOSPEC INC.
filed 2014-11-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2014
Common Stock, par value $0.01	24,428,284

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2013, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2014	2013	2014	2013

Net sales	$228.2	$192.8	$670.2	$577.2
Cost of goods sold	(154.6)	(135.4)	(462.3)	(396.6)

Gross profit	73.6	57.4	207.9	180.6
Operating expenses:
Selling, general and administrative	(42.4)	(31.8)	(122.1)	(99.0)
Research and development	(6.0)	(5.7)	(17.3)	(16.6)
Impairment of Octane Additives segment goodwill	0.0	(0.4)	0.0	(1.0)

Total operating expenses	(48.4)	(37.9)	(139.4)	(116.6)

Operating income	25.2	19.5	68.5	64.0
Other net income/(expense)	1.0	(0.8)	2.2	(0.8)
Interest expense	(0.9)	(0.5)	(2.8)	(1.4)
Interest income	0.1	0.1	0.3	0.3

Income before income taxes	25.4	18.3	68.2	62.1
Income taxes	(4.6)	(4.3)	(12.0)	(13.0)

Net income	$20.8	$14.0	$56.2	$49.1

Earnings per share:
Basic	$0.85	$0.59	$2.30	$2.09

Diluted	$0.83	$0.58	$2.26	$2.04

Weighted average shares outstanding (in thousands):
Basic	24,420	23,621	24,394	23,518

Diluted	24,915	24,096	24,849	24,085

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Net income	$20.8	$14.0	$56.2	$49.1

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(6.0)	2.2	(6.2)	(1.6)
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.0	0.0	0.0	(0.1)
Amortization of prior service credit, net of tax of $0.1, $0.1, $0.2 and $0.2, respectively	(0.2)	(0.2)	(0.8)	(0.7)
Amortization of actuarial net losses, net of tax of $(0.2), $(0.3), $(0.8) and $(1.0), respectively	1.1	1.4	3.3	4.0

Total other comprehensive income/(loss)	(5.1)	3.4	(3.7)	1.6

Total comprehensive income	$15.7	$17.4	$52.5	$50.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90.4	$80.2
Short-term investments	4.9	6.6
Trade and other accounts receivable (less allowances of $4.4 and $2.0, respectively)	117.3	135.8
Inventories (less allowances of $9.7 and $9.5, respectively):
Finished goods	118.9	95.3
Work in progress	1.9	1.9
Raw materials	51.1	61.7

Total inventories	171.9	158.9
Current portion of deferred tax assets	8.7	8.7
Prepaid expenses	3.8	5.8
Prepaid income taxes	0.6	11.4

Total current assets	397.6	407.4
Property, plant and equipment:
Gross cost	159.8	175.1
Less accumulated depreciation	(99.1)	(114.7)

Net property, plant and equipment	60.7	60.4
Goodwill	187.9	187.9
Other intangible assets	120.2	126.8
Deferred finance costs	1.3	1.8
Deferred tax assets, net of current portion	6.1	8.6
Other non-current assets	0.8	1.8

Total assets	$774.6	$794.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51.8	$63.3
Accrued liabilities	65.3	73.5
Current portion of long-term debt	0.0	5.3
Current portion of plant closure provisions	4.1	6.2
Current portion of unrecognized tax benefits	0.0	6.8
Current portion of deferred tax liabilities	0.0	0.2
Current portion of deferred income	0.2	0.3

Total current liabilities	121.4	155.6
Long-term debt, net of current portion	115.0	142.7
Plant closure provisions, net of current portion	27.4	26.2
Unrecognized tax benefits, net of current portion	5.9	6.2
Deferred tax liabilities, net of current portion	10.8	9.5
Pension liabilities	29.2	39.0
Acquisition-related contingent consideration	4.9	4.6
Other non-current liabilities	1.5	0.3
Deferred income, net of current portion	1.0	1.2

Total liabilities	317.1	385.3

Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	310.5	308.8
Treasury stock (5,126,216 and 5,207,947 shares at cost, respectively)	(72.8)	(73.3)
Retained earnings	377.1	327.5
Accumulated other comprehensive loss	(157.6)	(153.9)

Total stockholders’ equity	457.5	409.4

Total liabilities and stockholders’ equity	$774.6	$794.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2014	2013
Cash Flows from Operating Activities
Net income	$56.2	$49.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.1	13.4
Impairment of Octane Additives segment goodwill	0.0	1.0
Deferred taxes	1.9	0.9
Repayment of promissory note in civil complaint settlement	(5.0)	(5.0)
Excess tax benefit from stock-based payment arrangements	(0.7)	(2.9)
Cash contributions to defined benefit pension plans	(8.8)	(8.1)
Non-cash expense of defined benefit pension plans	3.0	2.6
Stock option compensation	1.7	1.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	17.4	7.2
Inventories	(14.8)	(24.5)
Prepaid expenses	2.0	(2.2)
Accounts payable and accrued liabilities	(20.0)	3.9
Accrued income taxes	10.7	(5.3)
Plant closure provisions	(0.7)	0.6
Unrecognized tax benefits	(7.2)	(0.3)
Other non-current assets and liabilities	2.2	(0.5)

Net cash provided by operating activities	59.0	31.8

Cash Flows from Investing Activities
Capital expenditures	(9.5)	(6.6)
Business combinations, net of cash acquired	0.3	(50.6)
Internally developed software and other costs	(6.1)	(9.0)
Proceeds on disposal of property, plant and equipment	0.2	0.1
Purchase of short-term investments	(4.2)	(5.3)
Sale of short-term investments	5.8	4.1

Net cash provided by/(used in) investing activities	(13.5)	(67.3)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	8.0	86.0
Repayments of revolving credit facility	(35.0)	(18.0)
Repayments of term loans	(0.9)	0.0
Refinancing costs	(0.1)	(0.7)
Excess tax benefit from stock-based payment arrangements	0.7	2.9
Dividend paid	(6.6)	0.0
Issue of treasury stock	0.4	0.7
Repurchase of common stock	(0.9)	(3.7)

Net cash provided by/(used in) financing activities	(34.4)	67.2
Effect of foreign currency exchange rate changes on cash	(0.9)	(0.2)

Net change in cash and cash equivalents	10.2	31.5
Cash and cash equivalents at beginning of period	80.2	22.4

Cash and cash equivalents at end of period	$90.4	$53.9

Amortization of deferred finance costs of $0.5 million (2013 – $0.3 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$327.5	$(153.9)	$409.4
Net income				56.2		56.2
Dividend paid ($0.27 per share)				(6.6)		(6.6)
Changes in cumulative translation adjustment					(6.2)	(6.2)
Treasury stock re-issued		(0.7)	1.4			0.7
Treasury stock repurchased			(0.9)			(0.9)
Excess tax benefit from stock-based payment arrangements		0.7				0.7
Stock option compensation		1.7				1.7
Amortization of prior service credit, net of tax					(0.8)	(0.8)
Amortization of actuarial net losses, net of tax					3.3	3.3

Balance at September 30, 2014	$0.3	$310.5	$(72.8)	$377.1	$(157.6)	$457.5

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

NOTE 2 – SEGMENTAL REPORTING

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment continues to decline as expected as our one remaining customer transitions to unleaded fuel.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Net sales:
Fuel Specialties	$156.1	$137.4	$465.4	$403.6
Performance Chemicals	57.0	47.9	172.5	140.2
Octane Additives	15.1	7.5	32.3	33.4

	$228.2	$192.8	$670.2	$577.2

Gross profit:
Fuel Specialties	$53.2	$42.6	$149.1	$130.1
Performance Chemicals	13.7	11.1	42.6	32.9
Octane Additives	6.7	3.7	16.2	17.6

	$73.6	$57.4	$207.9	$180.6

Operating income:
Fuel Specialties	$24.5	$22.3	$67.8	$66.4
Performance Chemicals	6.6	5.6	20.9	17.1
Octane Additives	4.9	2.1	12.0	13.0
Pension charge	(0.8)	(0.7)	(2.5)	(2.1)
Corporate costs	(10.0)	(9.4)	(29.7)	(29.4)
Impairment of Octane Additives segment goodwill	0.0	(0.4)	0.0	(1.0)

Total operating income	$25.2	$19.5	$68.5	$64.0

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

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Depreciation:
Fuel Specialties	$1.0	$0.5	$3.2	$1.7
Performance Chemicals	0.9	0.9	2.8	2.6
Octane Additives	0.1	0.1	0.3	0.5
Corporate	0.5	0.6	1.6	1.7

	$2.5	$2.1	$7.9	$6.5

Amortization:
Fuel Specialties	$1.9	$1.6	$6.2	$4.8
Performance Chemicals	1.1	0.6	3.7	1.3
Octane Additives	0.0	0.2	0.0	0.5
Corporate	0.9	0.0	2.8	0.0

	$3.9	$2.4	$12.7	$6.6

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator (in millions):
Net income available to common stockholders	$20.8	$14.0	$56.2	$49.1

Denominator (in thousands):
Weighted average common shares outstanding	24,420	23,621	24,394	23,518
Dilutive effect of stock options and awards	495	475	455	567

Denominator for diluted earnings per share	24,915	24,096	24,849	24,085

Net income per share, basic:	$0.85	$0.59	$2.30	$2.09

Net income per share, diluted:	$0.83	$0.58	$2.26	$2.04

In the three and nine months ended September 30, 2014, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 36,775 and 8,049, respectively. In the three and nine months ended September 30, 2013, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were nil and nil, respectively.

NOTE 4 – GOODWILL

The following table summarizes the goodwill movement year on year:

	Nine Months Ended September 30
(in millions)	2014	2013
At January 1:
Gross cost (1)	$424.4	$384.2
Accumulated impairment losses	(236.5)	(235.2)

Net book amount	$187.9	$149.0

Exchange effect	(0.3)	(0.1)
Acquisitions	0.0	17.0
Adjustments to purchase price allocation	0.3	0.4
Impairment losses	0.0	(1.0)

At September 30:
Gross cost (1)	$424.4	$401.5
Accumulated impairment losses	(236.5)	(236.2)

Net book amount	$187.9	$165.3

(1)	Gross cost for 2014 and 2013 is net of $298.5 million of historical accumulated amortization.

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

In the second quarter of 2014, a $0.3 million reduction in the purchase price was agreed with the previous owners of Bachman in respect of post-closing working capital adjustments, resulting in a corresponding reduction in other net assets acquired. Also in the second quarter of 2014, we finalized the calculations of the fair values of assets acquired and liabilities assumed in the acquisition of Bachman, resulting in a further $0.3 million reduction in other net assets and a corresponding increase in goodwill.

Bachman, and the associated goodwill, are included within our Fuel Specialties segment for management and reporting purposes.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2014	2013
Gross cost at January 1	$175.5	$106.2
Capitalization of internally developed software and other costs	6.1	9.0
Acquisitions	0.0	33.7
Exchange effect	0.0	0.1

Gross cost at September 30	181.6	149.0

Accumulated amortization at January 1	(48.7)	(37.6)
Amortization expense	(12.7)	(6.6)
Exchange effect	0.0	0.0

Accumulated amortization at September 30	(61.4)	(44.2)

Net book amount at September 30	$120.2	$104.8

Capitalization of internally developed software and other costs

We are continuing with the implementation of a new, company-wide, information system platform. At September 30, 2014, we had capitalized $25.6 million (2013 – $19.1 million) in relation to this internally developed software.

Amortization expense

	Nine Months Ended September 30
(in millions)	2014	2013
Product rights	$(2.8)	$(0.3)
Brand names	(0.4)	0.0
Technology	(1.7)	(1.5)
Customer relationships	(3.5)	(2.7)
Patents	(0.2)	(0.3)
Internally developed software	(2.8)	0.0
Non-compete agreements	(0.6)	(0.6)
Marketing related	(0.7)	(1.2)

Total	$(12.7)	$(6.6)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013

Plan net pension credit/(charge):
Service cost	$(0.5)	$(0.4)	$(1.3)	$(1.2)
Interest cost on projected benefit obligation	(8.9)	(7.6)	(26.4)	(23.2)
Expected return on plan assets	9.6	8.7	28.3	26.4
Amortization of prior service credit	0.3	0.3	1.0	0.9
Amortization of actuarial net losses	(1.3)	(1.7)	(4.1)	(5.0)

	$(0.8)	$(0.7)	$(2.5)	$(2.1)

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive income/(loss) into selling, general and administrative expenses.

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total

Opening balance at January 1, 2014	$1.1	$11.9	$13.0
Reductions for tax positions of prior periods	(0.4)	(3.6)	(4.0)
Reductions due to lapsed statute of limitations	(0.2)	(2.9)	(3.1)

Closing balance at September 30, 2014	0.5	5.4	5.9
Current	0.0	0.0	0.0

Non-current	$0.5	$5.4	$5.9

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

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2011 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2012 onwards), Germany (2010 onwards), Switzerland (2012 onwards) and the United Kingdom (2012 onwards).

The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future. No taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2013 was approximately $605 million. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practical at this time.

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2014	December 31, 2013

Revolving credit facility	$115.0	$142.0
Promissory note	0.0	5.0
Other long-term debt	0.0	1.0

	115.0	148.0
Less current portion	0.0	(5.3)

	$115.0	$142.7

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

Movements in the provisions are summarized as follows:

	Nine Months Ended September 30
	2014			2013
(in millions)	Severance	Remediation	Total	Total

Total at January 1	$1.0	$31.4	$32.4	$30.4
Charge for the period	0.0	2.1	2.1	2.0
Utilized in the period	0.0	(1.8)	(1.8)	(1.4)
Released in the period	(1.0)	0.0	(1.0)	0.0
Exchange effect	0.0	(0.2)	(0.2)	0.1

Total at September 30	0.0	31.5	31.5	31.1
Due within one year	0.0	(4.1)	(4.1)	(3.7)

Due after one year	$0.0	$27.4	$27.4	$27.4

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. A severance provision which is no longer required has been released to the income statement in the second quarter of 2014. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period represents the accretion expense recognized in the first nine months of 2014.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. In the first nine months of 2014, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Non-derivatives:
Cash and cash equivalents	$90.4	$90.4	$80.2	$80.2
Short-term investments	4.9	4.9	6.6	6.6
Derivatives (Level 1 measurement):
Other non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	1.0	1.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$115.0	$115.0	$148.0	$148.0
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	1.3	1.3	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	5.6	5.6	12.1	12.1
Acquisition-related contingent consideration	4.9	4.9	4.6	4.6

Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures, as the need arises. As at September 30, 2014 and December 31, 2013 the Company did not hold any interest rate or raw material derivatives.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2014 the contracts have maturity dates of up to eighteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2014 was a gain of $2.0 million.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Jalal Bezee Mejel Al-Gaood & Partner litigation

On September 19, 2012, a claim was filed in the High Court of Justice in the United Kingdom by Jalal Bezee Mejel Al-Gaood & Partner and Future Agencies Company Limited (collectively “JAG”) against the Company, Innospec Limited and a former employee of Innospec Limited. JAG was the former Iraq distributor for Afton Chemicals Limited, a subsidiary of NewMarket Corporation, from at least 2005 until termination of that relationship in 2011. The stated claim, inclusive of costs and expenses, was for up to $42.3 million and relates to alleged loss of profits for JAG’s business in Iraq between 2004 and 2010. The Company has always believed the allegations in the claim were without merit and has defended vigorously its interests. On October 8, 2014, the judge dismissed the Claimant’s case in its entirety. The judgment also allows Innospec to bring a claim for reimbursement of its legal expenses.

Other legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible, however, that an adverse resolution of an unexpectedly large number of such individual claims or proceedings could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2014, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $6.4 million.

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

NOTE 13 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION PLANS

At September 30, 2014, the Company had authorized common stock of 40,000,000 shares (December 31, 2013 – 40,000,000). Issued shares at September 30, 2014, were 29,554,500 (December 31, 2013 – 29,554,500) and treasury stock amounted to 5,126,216 shares (December 31, 2013 – 5,207,947).

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

The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	447,390	$7.33
Granted - at discount	370,925	$28.14	$13.88
- at market value	21,542	$46.03	$14.18
Exercised	(102,682)	$4.50
Forfeited	(11,652)	$7.19

Outstanding at September 30, 2014	725,523	$19.52

At September 30, 2014, there were 135,621 stock options that were exercisable, of which 51,001 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for the first nine months of 2014 was $1.7 million (2013 – $1.9 million). The total intrinsic value of options exercised in the first nine months of 2014 was $0.9 million (2013 – $3.2 million).

The total compensation cost related to non-vested stock options not yet recognized at September 30, 2014 was $5.3 million and this cost is expected to be recognized over the weighted-average period of 2.46 years.

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

The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2014:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2013	403,262	$3.64
Granted - at discount	50,713	$0.00	$33.33
- at market value	7,147	$46.03	$14.18
Exercised	(164,717)	$4.86
Forfeited	(6,442)	$7.02

Outstanding at September 30, 2014	289,963	$3.37

At September 30, 2014 there were 95,526 SEUs that are exercisable, of which 84,267 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first nine months of 2014 was $0.3 million (2013—$6.3 million). The total intrinsic value of SEUs exercised in the first nine months of 2014 was $3.5 million (2013 – $2.1 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.63 years.

Additional exceptional long-term incentive plan

In the first quarter of 2014, Innospec implemented an additional exceptional long-term incentive plan to reward selected executives with a cash bonus for delivering exceptional performance. One of the elements of the plan is payable only if the Innospec share performance matches or out-performs that of competitors, as measured by the Russell 2000 Index, over the performance period January 1, 2014 to December 31, 2016. The maximum cash bonus payable under this element of the plan is $3 million and is accounted for as share-based compensation. As such, the fair value of these liability cash-settled long-term incentives is calculated on a quarterly basis. The fair value is calculated using a Monte Carlo model and is summarized as follows:

(in millions)	2014
Balance at January 1	$0.0
Compensation charge for the period	0.1

Balance at September 30	$0.1

The following assumptions were used in the Monte Carlo model at September 30, 2014:

2014
Dividend yield	1.45%
Volatility of Innospec’s share price	28.96%
Risk free interest rate	1.07%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2014 were:

(in millions)	Amount Reclassified	Affected Line Item in the Statement where Net
Details about AOCL Components	from AOCL	Income is Presented

Defined benefit pension plan items:
Amortization of prior service credit	$(1.0)	See (1) below
Amortization of actuarial net losses	4.1	See (1) below

	3.1	Total before tax
	(0.6)	Income tax expense

	2.5	Net of tax

Total reclassifications	$2.5	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 for additional information.

Changes in accumulated other comprehensive loss for the first nine months of 2014, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total

Balance at December 31, 2013	$(120.2)	$(33.7)	$(153.9)

Other comprehensive income/(loss) before reclassifications	0.0	(6.2)	(6.2)
Amounts reclassified from AOCL	2.5	0.0	2.5

Total other comprehensive income/(loss)	2.5	(6.2)	(3.7)

Balance at September 30, 2014	$(117.7)	$(39.9)	$(157.6)

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2014 the Company incurred fees from SGR of $0.8 million (2013 – $0.9 million). As at September 30, 2014, the amount due to SGR from the Company was $0.5 million (December 31, 2013 - $0.2 million).

NOTE 17 – SUBSEQUENT EVENTS

On October 27, 2014, the Company acquired 100% of the membership interests in Independence Oilfield Chemicals LLC (“Independence”). Independence, based in Houston Texas, services the oil and gas industry, with a focus on completion, stimulation and production chemicals. We purchased Independence for a total discounted consideration of $212.8 million, with an initial payment at closing of $99.0 million funded from existing cash and debt facilities. Innospec will make two deferred consideration payments, with the first one payable approximately one year after closing, and the second one payable approximately two years after closing, with a portion of such deferred payments payable, at Innospec’s election, in shares of Innospec’s common stock. We acquired the business in order to move forward our strategy of building a new market leader in the oilfield specialties sector which forms part of our Fuel Specialties segment.

At the time of filing our September 30, 2014 Form 10-Q, we are unable to provide supplemental pro forma information due to the timing of the acquisition being completed.

The following table summarizes the estimated allocation of the purchase price to the assets acquired and liabilities assumed for Independence. The purchase price allocation is not yet complete as we are in the process of finalising the valuation of the assets acquired. Final determination of the fair values may result in adjustments to the amounts presented below:

(in millions)
Other intangible assets	$78.7
Goodwill	115.8
Other net assets acquired	18.3

Purchase price	$212.8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2014

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, pensions, deferred tax and uncertain income tax positions, business combinations, goodwill, and other intangible assets (net of amortization) and property, plant and equipment. These policies have been discussed in the Company’s 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013

Net sales:
Fuel Specialties	$156.1	$137.4	$465.4	$403.6
Performance Chemicals	57.0	47.9	172.5	140.2
Octane Additives	15.1	7.5	32.3	33.4

	$228.2	$192.8	$670.2	$577.2

Gross profit:
Fuel Specialties	$53.2	$42.6	$149.1	$130.1
Performance Chemicals	13.7	11.1	42.6	32.9
Octane Additives	6.7	3.7	16.2	17.6

	$73.6	$57.4	$207.9	$180.6

Operating income:
Fuel Specialties	$24.5	$22.3	$67.8	$66.4
Performance Chemicals	6.6	5.6	20.9	17.1
Octane Additives	4.9	2.1	12.0	13.0
Pension charge	(0.8)	(0.7)	(2.5)	(2.1)
Corporate costs	(10.0)	(9.4)	(29.7)	(29.4)
Impairment of Octane Additives segment goodwill	0.0	(0.4)	0.0	(1.0)

Total operating income	$25.2	$19.5	$68.5	$64.0

	Three Months Ended September 30
(in millions, except ratios)	2014	2013	Change

Net sales:
Fuel Specialties	$156.1	$137.4	$18.7	+14%
Performance Chemicals	57.0	47.9	9.1	+19%
Octane Additives	15.1	7.5	7.6	+101%

	$228.2	$192.8	$35.4	+18%

Gross profit:
Fuel Specialties	$53.2	$42.6	$10.6	+25%
Performance Chemicals	13.7	11.1	2.6	+23%
Octane Additives	6.7	3.7	3.0	+81%

	$73.6	$57.4	$16.2	+28%

Gross margin (%):
Fuel Specialties	34.1	31.0	+3.1
Performance Chemicals	24.0	23.2	+0.8
Octane Additives	44.4	49.3	-4.9
Aggregate	32.3	29.8	+2.5

Operating expenses:
Fuel Specialties	$(28.7)	$(20.3)	$(8.4)	+41%
Performance Chemicals	(7.1)	(5.5)	(1.6)	+29%
Octane Additives	(1.8)	(1.6)	(0.2)	+12%
Pension charge	(0.8)	(0.7)	(0.1)	+14%
Corporate costs	(10.0)	(9.4)	(0.6)	+6%

	$(48.4)	$(37.5)	$(10.9)	+29%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2014
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-3	-21	-4	+25	-8
Price and product mix	+7	+8	+1	-21	+5
Exchange rates	0	+1	0	0	0
Acquisitions	+47	0	0	0	+17

	+51	-12	-3	+4	+14

Americas saw a decrease in volumes in the third quarter of 2014 as a result of lower demand, while benefiting from an improved price and product mix. Acquisitions in the Americas, relating to Bachman, continued to generate additional sales compared to 2013. EMEA volumes decreased from the prior year due to weaker trading conditions and the impact of government sanctions related to Russia, partly offset by an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar compared to the third quarter of 2013. Volumes were lower in ASPAC due to the loss of a contract in 2013 which offset increased underlying volumes, combined with a favorable price and product mix as a result of higher sales of higher value products. AvTel volumes increased due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix was adversely impacted by changes in the customer mix.

Gross margin: the year on year increase of 3.1 percentage points primarily reflected higher sales of higher margin products particularly in oilfield specialties, and favorable manufacturing variances in our AvTel business.

Operating expenses: the year on year increase of 41%, or $8.4 million, was primarily due to $6.7 million of additional costs for the Bachman businesses; a $1.8 million increase in bad debt provisions; partly offset by a $0.5 million decrease in personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense; and a $0.4 million increase in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2014
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+7	+6	0	+5
Price and product mix	-2	-5	+19	0
Exchange rates	+1	+5	+3	+3
Acquisitions	+24	0	0	+11

	+30	+6	+22	+19

Increased Personal Care volumes in the Americas were partly offset by lower volumes in Fragrance Ingredients and for an industrial product, while negatively impacted to a lesser degree by an adverse price and product mix. Acquisitions in the Americas, relating to Chemsil and Chemtec, continued to generate additional sales compared to 2013. Volumes in EMEA were higher including continuing increases for Personal Care, while price and product mix was adversely impacted by an increase in sales of lower value products. ASPAC volumes were higher in Personal Care offset by lower volumes in other markets. ASPAC benefitted from favorable price and product mix in our Personal Care and Fragrance Ingredients markets. All our markets benefited from favorable exchange rates driven by a strengthening of the European Union euro and the British pound sterling against the U.S. dollar compared to the third quarter of 2013.

Gross margin: the year on year increase of 0.8 percentage points primarily reflected a richer sales mix driven by a greater proportion of sales from our high-margin Personal Care market, including our Chemsil business.

Operating expenses: the year on year increase of 29%, or $1.6 million, was primarily in respect of $1.4 million of additional costs for our Chemsil and Chemtec businesses, together with a $0.2 million increase in other costs.

Octane Additives

Net sales: the year on year increase of 101% was primarily due to the timing of shipments with our one remaining customer.

Gross margin: the year on year decrease of 4.9 percentage points was due to adverse manufacturing variances and the declining activity in our environmental remediation business.

Operating expenses: the year on year increase of $0.2 million was due to the timing of expenditure in our environmental business.

Other Income Statement Captions

Pension charge: is non-cash, and was a $0.8 million net charge in 2014 compared to a $0.7 million net charge in 2013.

Corporate costs: the year on year increase of 6%, or $0.6 million, related to $0.9 million higher costs for amortization of the new information system platform; $0.4 million higher legal, professional and other expenses; partly offset by $0.5 million lower personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense together with accruals for the new cash-based long-term incentive plan; and a $0.2 million reduction in insurance claims.

Impairment of Octane Additives segment goodwill: was $0.0 million in 2014 and $0.4 million in 2013, following the final impairment charge in the fourth quarter of 2013.

Other net income/(expense): other net income of $1.0 million primarily related to net gains of $2.7 million on foreign currency forward exchange contracts, partly offset by $1.8 million of losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2013, other net expense of $0.8 million primarily related to net losses of $1.7 million on foreign currency forward exchange contracts, partly offset by gains of $1.0 million on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $0.8 million in 2014 and $0.4 million in 2013 due to the higher level of borrowing during the quarter, used primarily to fund our acquisition activity in the second half of 2013.

Income taxes: the effective tax rate was 18.1% and 23.5% in 2014 and 2013, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions was 25.2% compared to 23.0% in the prior year. The 2.2% increase was primarily due to the third quarter of 2014 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations as compared to the third quarter of 2013. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended September 30
(in millions)	2014	2013

Income before income taxes	$25.4	$18.3

Income taxes	$4.6	$4.3
Add back adjustment of income tax positions	1.8	(0.1)

	$6.4	$4.2

GAAP effective tax rate	18.1%	23.5%

Adjusted effective tax rate	25.2%	23.0%

	Nine Months Ended September 30
(in millions, except ratios)	2014	2013	Change

Net sales:
Fuel Specialties	$465.4	$403.6	$61.8	+15%
Performance Chemicals	172.5	140.2	32.3	+23%
Octane Additives	32.3	33.4	(1.1)	-3%

	$670.2	$577.2	$93.0	+16%

Gross profit:
Fuel Specialties	$149.1	$130.1	$19.0	+15%
Performance Chemicals	42.6	32.9	9.7	+29%
Octane Additives	16.2	17.6	(1.4)	-8%

	$207.9	$180.6	$27.3	+15%

Gross margin (%):
Fuel Specialties	32.0	32.2	-0.2
Performance Chemicals	24.7	23.5	+1.2
Octane Additives	50.2	52.7	-2.5
Aggregate	31.0	31.3	-0.3

Operating expenses:
Fuel Specialties	$(81.3)	$(63.7)	$(17.6)	+28%
Performance Chemicals	(21.7)	(15.8)	(5.9)	+37%
Octane Additives	(4.2)	(4.6)	0.4	-9%
Pension charge	(2.5)	(2.1)	(0.4)	+19%
Corporate costs	(29.7)	(29.4)	(0.3)	+1%

	$(139.4)	$(115.6)	$(23.8)	+21%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2014
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+6	-13	-6	+4	-4
Price and product mix	+5	+5	-6	-4	+3
Exchange rates	0	+3	0	0	+1
Acquisitions	+42	0	0	0	+15

	+53	-5	-12	0	+15

Americas saw an increase in volumes in the first nine months of 2014 as a result of higher demand, while benefiting from an improved price and product mix. Acquisitions in the Americas, relating to Bachman, generated additional sales compared to 2013. EMEA volumes decreased from the prior year due to weaker trading conditions and the impact of government sanctions related to Russia, partly offset by an improved price and product mix. EMEA benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro against the U.S. dollar. Volumes were lower in ASPAC due to the loss of a contract in 2013 which offset increased underlying volumes, combined with an adverse price and product mix as a result of lower sales of higher margin products. AvTel volumes were slightly higher due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix was negatively impacted by an adverse customer mix.

Gross margin: the year on year decrease of 0.2 percentage points reflected lower sales of some higher margin products partly offset by a higher margin contribution from oilfield specialties.

Operating expenses: the year on year increase of 28%, or $17.6 million, was due to $17.8 million of additional costs for the Bachman businesses; a $1.8 million increase in bad debt provisions; offset by a $1.4 million decrease in personnel-related compensation costs, partly due to lower accruals for share-based compensation expense; and a $0.6 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2014
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-4	+13	+13	+5
Price and product mix	0	-2	+5	0
Exchange rates	+1	+6	+3	+3
Acquisitions	+32	0	0	+15

	+29	+17	+21	+23

Volumes in the Americas were lower, primarily due to lower volumes in Fragrance Ingredients and for an industrial product partly offset by increased Personal Care volumes. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated additional sales compared to 2013. Volumes in EMEA were higher than the prior year, primarily due to higher volumes in Personal Care and Fragrance Ingredients, while negatively impacted by an adverse price and product mix. ASPAC volumes were higher in Personal Care, while also benefitting from a favorable price and product mix in those markets. All our markets benefited from favorable exchange rates driven primarily by a strengthening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 1.2 percentage points primarily reflected a richer sales mix driven by a greater proportion of sales from our Personal Care market, including our Chemsil business.

Operating expenses: the year on year increase of 37%, or $5.9 million, was primarily in respect of $5.6 million of additional costs for our Chemsil and Chemtec businesses, together with a $0.3 million increase in other costs.

Octane Additives

Net sales: the year on year decrease of 3% was primarily due to the timing of shipments and declining demand with our one remaining customer.

Gross margin: the year on year decrease of 2.5 percentage points was due to adverse manufacturing variances and the declining activity in our environmental remediation business.

Operating expenses: the year on year decrease of $0.4 million was due to the efficient management of the cost base.

Other Income Statement Captions

Pension charge: is non-cash, and was a $2.5 million net charge in 2014 compared to $2.1 million net charge in 2013, primarily due to a higher interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of 1%, or $0.3 million, related to $2.8 million higher costs for amortization of the new information system platform; $1.1 million of higher provisions for insurance claims; partly offset by $1.8 million lower personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense together with accruals for the new cash-based long-term incentive plan; the release of a $0.8 million restructuring provision which is no longer required; and $1.0 million lower legal, professional and other expenses.

Impairment of Octane Additives segment goodwill: was $0.0 million in 2014 and $1.0 million in 2013, following the final impairment charge in the fourth quarter of 2013.

Other net income/(expense): other net income of $2.2 million primarily related to net gains of $2.0 million on foreign currency forward exchange contracts. In 2013, other net expense of $0.8 million primarily related to net losses of $0.7 million on foreign exchange gains on foreign currency forward exchange contracts.

Interest expense, net: was $2.5 million in 2014 and $1.1 million in 2013 due to the higher level of borrowing during 2014, used primarily to fund our acquisition activity in the second half of 2013.

Income taxes: the effective tax rate was 17.6% and 20.9% for the first nine months of 2014 and 2013, respectively. The adjusted effective tax rate, once adjusted for non-recurring items relating to the adjustment of income tax provisions was 23.5% compared to 21.4% in the prior year. The 2.1% increase was primarily due to the current and prior quarters of 2014 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Nine Months Ended September 30
(in millions)	2014	2013

Income before income taxes	$68.2	$62.1

Income taxes	$12.0	$13.0
Add back adjustment of income tax positions	4.0	0.3

	$16.0	$13.3

GAAP effective tax rate	17.6%	20.9%

Adjusted effective tax rate	23.5%	21.4%

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

(in millions)	September 30, 2014	December 31, 2013
Total current assets	$397.6	$407.4
Total current liabilities	(121.4)	(155.6)

Working capital	276.2	251.8
Less cash and cash equivalents	(90.4)	(80.2)
Less short-term investments	(4.9)	(6.6)
Less current portion of deferred tax assets	(8.7)	(8.7)
Less prepaid income taxes	(0.6)	(11.4)
Add back current portion of long-term debt	0.0	5.3
Add back current portion of plant closure provisions	4.1	6.2
Add back current portion of unrecognized tax benefits	0.0	6.8
Add back current portion of deferred tax liabilities	0.0	0.2
Add back current portion of deferred income	0.2	0.3

Adjusted working capital	$175.9	$163.7

In the first nine months of 2014 our adjusted working capital increased by $12.2 million, compared to an $18.7 million increase in the first nine months of 2013. It is normal for our working capital requirements to increase in the first nine months of the year in advance of our peak sales in the fourth quarter. The increase in 2013 was higher than 2014 primarily due to an increase in inventory in the third quarter of 2013 due to the timing of large shipments made in the fourth quarter of 2013.

We had an $18.5 million decrease in trade and other accounts receivable in the first nine months of 2014, which is primarily reflected in our Fuel Specialties and Octane Additives segments. The level of trade accounts receivable is typically driven by the level of sales in the quarter preceding the period end, with sales for the third quarter of 2014 being $13.4 million lower than the fourth quarter of 2013 across all our segments. Days’ sales outstanding in our Fuel Specialties segment decreased from 49 days to 45 days and decreased from 51 days to 48 days in our Performance Chemicals segment.

We had a $13.0 million increase in inventories in the first nine months of 2014. For Fuel Specialties, we have built inventory ahead of our peak sales in the fourth quarter, while in Performance Chemicals inventories have increased in anticipation of seasonal production schedules. Days’ sales in inventory in our Fuel Specialties segment increased from 79 days to 93 days and increased slightly in our Performance Chemicals segment from 96 days to 97 days.

Prepaid expenses decreased $2.0 million from $5.8 million to $3.8 million, due to the expensing of prepaid costs during the first nine months, and the timing of insurance invoices received.

We had a $19.7 million decrease in accounts payable and accrued liabilities during the first nine months of 2014, which primarily reflected payments to external suppliers subsequent to the year end, together with payments for personnel-related compensation. Creditor days in our Fuel Specialties segment decreased from 32 days to 28 days and in our Performance Chemicals segment decreased from 42 days to 32 days.

Operating Cash Flows

We generated cash from operating activities of $59.0 million in 2014 compared to $31.8 million in 2013. Year over year cash from operating activities has been positively impacted by increased net income, after adding back increased amortization costs from the recent acquisitions, and significant movements in income taxes.

Cash

At September 30, 2014 and December 31, 2013 we had cash and cash equivalents of $90.4 million and $80.2 million, respectively, of which $84.2 million and $73.3 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At September 30, 2014 and December 31, 2013, we had short-term investments of $4.9 million and $6.6 million, respectively.

Debt

At September 30, 2014, the Company had debt outstanding of $115.0 million under its credit facility. Following the acquisition of Independence Oilfield Chemicals LLC on October 27, 2014 the Company will have debt outstanding of $154.0 million under its credit facility as at October 31, 2014. The Company has funded the acquisition with existing cash and debt facilities which the Company believes will continue to provide adequate sources of liquidity for future working capital needs.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2014.

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

Jalal Bezee Mejel Al-Gaood & Partner litigation

On September 19, 2012, a claim was filed in the High Court of Justice in the United Kingdom by Jalal Bezee Mejel Al-Gaood & Partner and Future Agencies Company Limited (collectively “JAG”) against the Company, Innospec Limited and a former employee of Innospec Limited. JAG was the former Iraq distributor for Afton Chemicals Limited, a subsidiary of NewMarket Corporation, from at least 2005 until termination of that relationship in 2011. The stated claim, inclusive of costs and expenses, was for up to $42.3 million and relates to alleged loss of profits for JAG’s business in Iraq between 2004 and 2010. The Company has always believed the allegations in the claim were without merit and has defended vigorously its interests. On October 8, 2014, the judge dismissed the Claimant’s case in its entirety. The judgment also allows Innospec to bring a claim for reimbursement of its legal expenses.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities, nor any purchases of equity securities by the issuer in the quarter ended September 30, 2014.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

10.1	Membership Interest Purchase Agreement among IOC Holdings, LLC, Innospec Oil Field Chemicals, LLC and Innospec dated as of September 30, 2014.(1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

(1)	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2014	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 5, 2014	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer