Form 10-K
period 2014-12-31
INNOSPEC INC.
filed 2015-02-18
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2014) was approximately $444 million, based on the closing price of the common shares on the NASDAQ on June 30, 2014. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 11, 2015, 24,296,876 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes” or similar words or expressions), for example, which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

General

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care and fragrance ingredients and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield specialties business supplies drilling and production chemicals which make exploration and production more cost-efficient and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets. Our Octane Additives business manufactures products for use in automotive gasoline and provides services in respect of environmental remediation.

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

Fuel Specialties

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemical products used as additives to a wide range of fuels. These fuel additive products help improve fuel efficiency, boost engine performance and reduce harmful emissions; and are used in the efficient operation of automotive, marine and aviation engines, power station generators, and heating and diesel particulate filter systems. Our Fuel Specialties segment also includes our activities in the oilfield specialties sector.

During 2014, we completed the acquisition of Independence Oilfield Chemicals LLC (“Independence”), as part of our strategy of building a new market leader in the oilfield specialties sector.

In addition to our recent acquisitions in the oilfield specialties sector, the segment has grown organically through our development of new products to address what we believe are the key drivers in demand for fuel additives. These drivers include increased focus on fuel economy, changing engine technology and legislative developments. We have also devoted substantial resources towards the development of new and improved products that may be used to improve fuel efficiency.

Our customers in this segment include national oil companies, multinational oil companies, oil and gas exploration and production companies and fuel retailers.

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

Octane Additives

Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and provides services in respect of our environmental remediation business. We are continuing to responsibly manage the decrease in the sales of TEL for use in automotive gasoline in line with the transition plans to unleaded gasoline of other remaining TEL countries. Cost improvement measures continue to be taken to respond to declining market demand.

Sales of TEL for use in automotive gasoline are made principally to state-owned refineries located in Northern Africa. Our environmental remediation business manages the cleanup of redundant TEL plants as refineries complete the move away from leaded gasoline.

Strategy

Our strategy is to develop new and improved products and technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Performance

Chemicals segments. The segments together have had average organic revenue growth of 6% per annum, and average operating income growth of 6% per annum, since 2009. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Performance Chemicals segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with reduced operating risk. We also continue to develop our geographical footprint, consistent with the development of global markets.

Geographical Area Information

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Working Capital

The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to be able to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not believe that this is materially different to what our competitors do (with the exception of cetane number improvers, in which case we maintain high enough levels of inventory, as required, to retain our position as market leader in sales of these products).

The purchase of large amounts of certain raw materials for our Fuel Specialties and Octane Additives segments can create some variations in working capital requirements, but these are planned and well managed by the business.

We do not believe that our terms of sale, or purchase, differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, Octane enhancers, Ethylene and various solvents.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of Ethylene for our operations in Germany, readily available from more than one source. Although Ethylene is, in theory, available from several sources, it is not permissible to transport Ethylene by road in Germany. As a result, we source Ethylene for our German operations via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material in products representing approximately 6% of the Company’s sales.

We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time, for some raw materials the risk of cost increases is managed with commodity swaps.

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

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive advantage, particularly in the Fuel Specialties and Performance Chemicals segments. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.

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

Customers

In 2014, the Company had as a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $81.9 million (8.5%) of our net group sales. In 2013 and 2012, Shell accounted for $83.1 million (10%) and $82.9 million (11%) of our net group sales, respectively.

We have sales contracts with customers in some markets using fixed or formula-based prices, as appropriate, to maintain our gross profits.

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory and toxicological expertise.

Fuel Specialties: The Fuel Specialties market is generally fragmented and characterized by a small number of competitors in each submarket. The competitors in each submarket differ with no one company holding a dominant position in the Fuel Specialties market. Within the Fuel Specialties market, the oilfield specialties sub-market is also very fragmented – although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term relationships with refinery customers.

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

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties and Performance Chemicals segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $22.2 million, $21.2 million and $19.6 million in 2014, 2013 and 2012, respectively.

We believe that our proven technical capabilities provide us with a significant competitive advantage. In the last five years, the Fuel Specialties segment has developed new detergent, cold flow, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability has also been instrumental in enabling us to produce innovative new products within our Performance Chemicals segment including Iselux™ and Statsafe®.

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

The European Union legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration process, the Company incurs expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $3 million over the next three years.

Employees

The Company had approximately 1300 employees in 20 countries as at December 31, 2014 (1100 employees in 20 countries as at December 31, 2013).

Available Information

Our corporate web site is www.innospecinc.com. We make available, free of charge, on or through this web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”).

The Company routinely posts important information for investors on its web site (under Investor Relations). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (“Fair Disclosure”). Accordingly, investors should monitor the Investor Relations portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

Item 1A	Risk Factors

The factors described below represent the principal risks associated with our business.

We are subject to extensive regulation of our international operations that could adversely affect our business and results of operations.

Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including those that prohibit improper payments to government officials, restrict where and with whom we can do business, and limit the products, software and technology that we can supply to certain countries and customers. These laws include but are not limited to, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act, sanctions and assets control programs administered by the U.S. Department of the Treasury and/or the European Union from time to time, and the U.S. export control laws such as the regulations under the U.S. Export Administration Act, as well as similar laws and regulations in other countries relevant to our business operations. Violations of any of these laws or regulations, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.

We may not be able to consummate, finance or successfully integrate future acquisitions, partnerships or other opportunities into our business, which could hinder our strategy or result in unanticipated expenses and losses.

Part of our strategy is to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing business. The success of these transactions depends on our ability to efficiently complete transactions, integrate assets and personnel acquired in these transactions and apply our internal control processes to these acquired businesses. Consummating acquisitions, partnerships or other opportunities and integrating an acquisition involve considerable expenses, resources and management time commitments, and our failure to effect these as intended could result in unanticipated expenses and losses. Post-acquisition integration may result in unforeseen difficulties and may deplete significant financial and management resources that could otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the benefits of an acquisition in the way we anticipated when we first entered the transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

The ongoing concern about the stability of global markets generally and the strength of counterparties in particular has led many lenders and institutional investors to reduce, or cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending which could affect our business. Global economic factors affecting our business include, but are not limited to, geopolitical instability in some markets, miles driven by passenger and commercial vehicles, legislation to control fuel quality, impact of alternative propulsion systems, consumer demand for premium personal care and cosmetic products, and oil and gas drilling and production rates. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads, which may make it difficult or more expensive for us to obtain credit. Turbulence in the U.S. and international markets and economies, a general restricted environment for credit, and a prolonged decline in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

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

In 2014 we continued with the process of developing our new, company-wide, information system platform. We implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. Our next phase of implementation includes the majority of reporting units outside of the U.S. and is planned for the fourth quarter of 2015. Implementation costs may be more than projected or the new information system may not perform as expected, either of which could adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and other jurisdictions. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities for us, this could adversely impact our results of operations, financial position and cash flows.

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

Trends in oil prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse impact on our business.

Demand for our services and products in our oilfield specialties business is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by oil companies. The level of exploration, development, and production activity is directly affected by trends in oil prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty, and a variety of other economic factors that are beyond our control. Even the perception of longer-term lower oil prices by oil companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil include the level of supply and demand for oil, governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil reserves, weather conditions and natural disasters, worldwide political, military, and economic conditions, the level of oil production by non-OPEC countries and the available excess production capacity within OPEC, the cost of producing and delivering oil and potential acceleration of the development of alternative fuels. Any prolonged reduction in oil prices will depress the immediate levels of exploration, development, and production activity which could adversely impact our results of operations, financial position and cash flows.

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

Approximately 55% of our common stock is held by six stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and South America regions. Our international operations are subject to numerous international business risks including, but not limited to, geopolitical and economic conditions, risk of expropriation, import and export restrictions, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could adversely impact our results of operations, financial position and cash flows.

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

We are from time to time involved in legal proceedings that result from, and are incidental to, the conduct of our business, including employee and product liability claims. Although we maintain insurance to protect us against a variety of claims, if our insurance coverage is not adequate to cover such claims, then our results of operations, financial position and cash flows could be adversely affected if we are required to pay directly for such liabilities.

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

We anticipate that certain manufacturing sites may cease production over time and on closure, will require safely decommissioning and some environmental remediation. The extent of our obligations will depend on the future use of the sites that are affected and the environmental laws in effect at the time. We currently have made a decommissioning and remediation provision in our consolidated financial statements based on current known obligations, anticipated plans for sites and existing environmental laws. If there were to be unexpected or unknown contamination at these sites, or future plans for the sites or environmental laws change, then current provisions may prove inadequate, which could adversely impact our results of operations, financial position and cash flows.

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

We are subject to hazards common to chemical manufacturing, blending, storage, handling and transportation including fires, labor strikes or slowdowns, explosions, mechanical failure in scheduled downtime, extreme weather, transportation interruptions, remediation, chemical spills and the release or discharge of toxic or hazardous substances. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent manufacturing cessation. Any of these factors could adversely impact our results of operations, financial position and cash flows.

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

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Research & Development
High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Crowley, Louisiana (1)	Fuel Specialties	Sales/Manufacturing/Administration
Chatsworth, California	Performance Chemicals	Sales/Manufacturing/Administration
Oklahoma City, Oklahoma	Fuel Specialties	Sales/Manufacturing/Administration
Midland, Texas	Fuel Specialties	Sales/Manufacturing/Administration
Pleasanton, Texas	Fuel Specialties	Sales/Manufacturing/Administration
The Woodlands, Houston, Texas	Fuel Specialties	Sales/Administration/Laboratory
Williston, North Dakota	Fuel Specialties	Warehouse/Sales
Casper, Wyoming (1)	Fuel Specialties	Warehouse
Lovington, New Mexico (1)	Fuel Specialties	Warehouse
Brazos County, Texas (1)	Fuel Specialties	Warehouse/Distribution
Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore, Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Widnes, United Kingdom	Performance Chemicals	Manufacturing/Administration Research & Development
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Leuna, Germany	Fuel Specialties and Performance Chemicals	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Zug, Switzerland (1)	Octane Additives	Sales/Administration
Moscow, Russia (1)	Fuel Specialties	Sales/Administration
Itajai, Brazil (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

(1)	Leased property

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

Legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible, however, that an adverse resolution of an unexpectedly large number of such individual claims or proceedings could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

Item 4	Mine Safety Disclosures

Not applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 11, 2015 there were 1,013 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$46.03	$45.85	$43.13	$45.57
Low	$41.01	$41.10	$35.90	$35.55

2013
High	$44.28	$44.01	$46.66	$48.71
Low	$35.27	$39.93	$40.61	$42.58

Dividends

The Company declared the following cash dividends for the year ended December 31, 2014:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 3, 2014	November 17, 2014	November 26, 2014	$0.28
May 5, 2014	May 19, 2014	May 28, 2014	$0.27

The Company declared the following cash dividend for the year ended December 31, 2013:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 4, 2013	November 18, 2013	November 27, 2013	$0.50

There are no restrictions on our ability to declare dividends and the Company is allowed to repurchase its own common stock as long as we are in compliance with the financial covenants in the Company’s credit facility.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2014.

Issuer Purchases of Equity Securities

On November 11, 2014, the Company commenced a discretionary stock repurchase program in accordance with the Securities Exchange Act of 1934, Rule 10b5-1. Under the terms of the program, in the fourth quarter of 2014, the Company repurchased 137,865 of Innospec stock at an average price of $43.48 delivering a $6.0 million repayment to shareholders. Repurchased common stock is held as treasury stock unless re-issued under equity compensation plans.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 2,640,000.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2009, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2009*

	2009	2010	2011	2012	2013	2014
Innospec Inc.	100.00	202.18	278.20	361.65	489.88	458.40
S&P 500 Index	100.00	112.78	112.78	127.90	165.76	184.64
NASDAQ Composite Index	100.00	116.91	114.81	133.07	184.06	208.71
Russell 2000 Index	100.00	125.31	118.47	135.81	186.07	192.63

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2014	2013	2012	2011	2010
Summary of performance:
Net sales	$960.9	$818.8	$776.4	$774.4	$683.2
Operating income	112.5	90.6	96.5	47.2	67.1
Income before income taxes	110.9	92.8	93.3	50.2	65.6
Income taxes	(26.8)	(15.0)	(26.4)	(3.1)	4.3
Net income	84.1	77.8	66.9	47.1	69.9
Net income attributable to Innospec Inc.	84.1	77.8	66.9	47.1	69.9
Net cash provided by operating activities	106.3	61.3	61.3	34.7	58.2
Financial position at year end:
Total assets	999.9	794.7	579.4	568.8	549.4
Long-term debt (including current portion)	139.4	148.0	30.0	35.0	47.0
Cash, cash equivalents, and short-term investments	46.3	86.8	27.5	81.0	111.3
Stockholders’ equity	$515.9	$409.4	$317.0	$343.1	$300.7
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of sales	8.8	9.5	8.6	6.1	10.2
Effective tax rate as a percentage (1)	24.2	16.2	28.3	6.2	(6.6)
Current ratio (2)	1.9	2.6	2.0	2.2	2.0
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$3.45	$3.29	$2.89	$2.00	$2.94
– Diluted	$3.38	$3.22	$2.81	$1.92	$2.82
Dividend paid per share	$0.55	$0.50	$2.00	$0.00	$0.00
Shares outstanding (basic, thousands)
– At year end	24,291	24,347	23,332	23,047	23,703
– Average during year	24,391	23,651	23,187	23,568	23,756
Closing stock price
– High	$46.03	$48.71	$34.49	$37.66	$22.40
– Low	$35.55	$35.27	$25.56	$19.16	$8.68
– At year end	$42.70	$46.22	$34.49	$28.07	$20.40

(1)	The effective tax rate is calculated as income taxes as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014

Net sales	$220.7	$221.3	$228.2	$290.7
Gross profit	65.7	68.6	73.6	94.1
Operating income	18.0	25.3	25.2	44.0
Net income (1)	16.9	18.5	20.8	27.9
Net cash provided by operating activities	$20.9	$12.9	$25.2	$47.3
Per common share:
Earnings – basic	$0.69	$0.76	$0.85	$1.14
– diluted	$0.69	$0.75	$0.83	$1.11
2013

Net sales	$199.4	$185.0	$192.8	$241.6
Gross profit	63.8	59.4	57.4	74.6
Operating income	22.2	22.3	19.5	26.6
Net income (2)	18.0	17.1	14.0	28.7
Net cash provided by operating activities	$17.9	$19.7	$(5.8)	$29.5
Per common share:
Earnings – basic	$0.77	$0.73	$0.59	$1.19
– diluted	$0.75	$0.71	$0.58	$1.17

NOTES

(1)	Special items, before tax, during the year ended December 31, 2014 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014

Adjustment to fair value of contingent consideration	$0.0	$0.0	$0.0	$1.9
Foreign currency exchange gains/(losses)	1.9	(0.8)	1.0	(0.4)
Adjustment of income tax provisions	2.2	0.0	1.8	(2.0)
Acquisition-related costs	$0.0	$0.0	$(1.3)	$(0.5)

(2)	Special items, before tax, during the year ended December 31, 2013 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013

75th anniversary employee recognition	$0.0	$0.0	$0.0	$(1.6)
Foreign currency exchange gains/(losses)	1.0	(1.0)	(0.8)	4.9
Adjustment of income tax provisions	0.0	0.0	(0.1)	(0.1)
Acquisition-related costs	$0.0	$(0.2)	$(1.3)	$(0.3)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

Our business performance in 2014 grew in line with our expectations, as we delivered on our strategy to expand our oilfield specialties business. Sales in our growth businesses of Fuel Specialties and Personal Care reflected the strength of our product portfolio and research and development pipeline in these markets, while the decline in Octane Additives was in line with the final stages of transition to unleaded gasoline.

We have managed our investments in capital equipment, working capital and recruitment of additional skilled personnel in line with these market factors. Our capital program and expenses during 2014 included the continued investment in a new information system platform, which we expect to add value to our business in future years. During 2014, we completed the acquisition of Independence Oilfield Specialties LLC to further build out our presence in this market.

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

Environmental Liabilities

Remediation provisions at December 31, 2014 amounted to $34.1 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so. The Company has further determined that, due to the uncertain product life of TEL particularly in the market for aviation gasoline and other products being manufactured on site, there are uncertainties as to the probability and timing of the expected costs. Such uncertainties have been considered in estimating the provision.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $29 million and the net pension credit for 2015 by approximately $0.3 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $22 million and the net pension credit for 2015 would not be significantly changed.

Further information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Deferred Tax and Uncertain Income Tax Positions

At December 31, 2014, no valuation allowance is required against our foreign tax credit carry forwards within deferred tax as management believes that all the foreign tax credit carry forwards can be utilized in future periods prior to their expiration.

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

The measurement of the fair values of assets acquired and liabilities assumed requires considerable judgment. Although independent appraisals may be used to assist in the determination of the fair values of certain assets and liabilities, those determinations are usually based on significant estimates provided by management, such as forecast revenue or profit. In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate appropriate to the business being acquired. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.

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

Goodwill

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments. The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be sufficiently distinguished, operationally and for financial reporting purposes, from the rest of the Company. The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggest that an impairment may have occurred.

The Company performs its annual goodwill tests in respect of Fuel Specialties and Performance Chemicals as at December 31 each year. In reviewing for any impairment charge the fair values of the reporting segments are estimated using an after-tax cash flow methodology based on management’s best available estimates at that time. The key assumptions underpinning these calculations include future revenue growth, gross margins and the Company’s weighted average cost of capital. At December 31, 2014 we had $229.4 million and $46.7 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. Our annual impairment tests as of such date indicated no impairment because the estimated fair values of those reporting segments substantially exceeded the carrying values.

While we believe our assumptions for impairment tests are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Property, Plant and Equipment and Other Intangible Assets (Net of Amortization)

At December 31, 2014 we had $80.8 million of property, plant and equipment and $181.1 million of other intangible assets (net of amortization), that are discussed in Notes 5 and 7 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 16 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

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

In 2014 we continued with the process of developing a new, company-wide, information system platform. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment and follows a multistage user acceptance program with the existing platform providing a fallback position. We implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. Our next phase of implementation includes the majority of reporting units outside of the U.S.. Internally developed software and other costs capitalized at December 31, 2014 were $27.8 million (2013 – $19.5 million). An amortization expense of $3.8 million was recognized in 2014 (2013 – $1.0 million) in selling, general and administrative expenses.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2014	2013	2012
Net sales:
Fuel Specialties	$682.2	$567.4	$527.2
Performance Chemicals	223.5	192.4	179.6
Octane Additives	55.2	59.0	69.6

	$960.9	$818.8	$776.4

Gross profit:
Fuel Specialties	$219.0	$181.1	$158.7
Performance Chemicals	54.4	46.3	43.8
Octane Additives	28.6	27.8	33.9

	$302.0	$255.2	$236.4

Operating income:
Fuel Specialties	$104.4	$92.7	$87.6
Performance Chemicals	25.6	23.6	24.3
Octane Additives	22.6	21.5	26.0
Pension credit/(charge)	(3.3)	(2.3)	(1.6)
Corporate costs	(38.7)	(43.6)	(38.6)
Adjustment to fair value of contingent consideration	1.9	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	(1.3)	(1.2)

Total operating income	$112.5	$90.6	$96.5

Results of Operations – Fiscal 2014 compared to Fiscal 2013:

(in millions, except ratios)	2014	2013	Change
Net sales:
Fuel Specialties	$682.2	$567.4	$114.8	+20%
Performance Chemicals	223.5	192.4	31.1	+16%
Octane Additives	55.2	59.0	(3.8)	-6%

	$960.9	$818.8	$142.1	+17%

Gross profit:
Fuel Specialties	$219.0	$181.1	$37.9	+21%
Performance Chemicals	54.4	46.3	8.1	+17%
Octane Additives	28.6	27.8	0.8	+3%

	$302.0	$255.2	$46.8	+18%

Gross margin (%):
Fuel Specialties	32.1	31.9	+0.2
Performance Chemicals	24.3	24.1	+0.2
Octane Additives	51.8	47.1	+4.7
Aggregate	31.4	31.2	+0.2

Operating expenses:
Fuel Specialties	$(114.6)	$(88.4)	$(26.2)	+30%
Performance Chemicals	(28.8)	(22.7)	(6.1)	+27%
Octane Additives	(6.0)	(6.3)	0.3	-5%
Pension credit/(charge)	(3.3)	(2.3)	(1.0)	+43%
Corporate costs	(38.7)	(43.6)	4.9	-11%

	$(191.4)	$(163.3)	$(28.1)	+17%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+7	-12	-5	+24	-3
Price and product mix	+6	+6	-4	-9	+4
Exchange rates	0	0	0	0	0
Acquisitions	+53	0	0	0	+19

	+66	-6	-9	+15	+20

Americas saw an increase in volumes as a result of higher demand, while benefiting from an improved price and product mix. Acquisitions in the Americas, relating to Bachman and Independence, generated additional sales compared to the prior year. EMEA volumes decreased from the prior year due to weaker trading conditions and the impact of government sanctions related to Russia, partly offset by an improved price and product mix. Volumes were lower in ASPAC due to the loss of a contract in 2013 which offset increased underlying volumes, together with an adverse price and product mix as a result of lower sales of higher margin products. AvTel volumes were higher due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix was negatively impacted by an adverse customer mix.

Gross margin: the year on year increase of 0.2 percentage points primarily reflected a mix of increased sales from higher margin products and a higher margin contribution from our oilfield specialties acquisitions.

Operating expenses: the year on year increase of 30%, or $26.2 million, was due to $20.8 million of additional costs for the Bachman businesses; $6.3 million of additional costs for the Independence business; a $1.4 million increase in bad debt provisions, excluding recent acquisitions; partly offset by a $1.0 million decrease in personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense; a $0.8 million decrease in costs for our Strata business; and a $0.5 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-4	+15	+10	+5
Price and product mix	-1	-2	0	-1
Exchange rates	+1	+3	+2	+2
Acquisitions	+22	0	0	+10

	+18	+16	+12	+16

Volumes in the Americas were lower, primarily due to lower volumes in Fragrance Ingredients and for an industrial product partly offset by increased Personal Care volumes. Acquisitions in the Americas, relating to Chemsil and Chemtec, generated additional sales compared to the prior year. Volumes in EMEA were higher than the prior year, primarily due to higher volumes in Personal Care and Fragrance Ingredients, while negatively impacted by an adverse price and product mix. Higher volumes in ASPAC were driven by increases in Personal Care. All our markets benefited from favorable exchange rate movements year over year, driven primarily by a strengthening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 0.2 percentage points primarily reflected a richer sales mix driven by a greater proportion of sales from our Personal Care market, including our Chemsil business.

Operating expenses: the year on year increase of 27%, or $6.1 million, was primarily in respect of $5.2 million of additional costs for our Chemsil and Chemtec businesses, and a $0.9 million increase in other costs, partly driven by additional headcount in several locations.

Octane Additives

Net sales: the year on year decrease of 6% was primarily due to the timing of shipments and declining demand with our one remaining customer.

Gross margin: the year on year increase of 4.7 percentage points was primarily due to favorable manufacturing variances.

Operating expenses: the year on year decrease of $0.3 million was due to the efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $3.3 million net charge in 2014 compared to $2.3 million net charge in 2013, primarily due to a higher interest cost on the projected benefit obligation.

Corporate costs: the year on year decrease of 11%, or $4.9 million, related to $2.8 million higher costs for amortization of the new information system platform; $1.3 million higher insurance claims; offset by $1.0 million lower personnel-related compensation costs, primarily due to lower accruals for share-based compensation expense together with accruals for the new cash-based long-term incentive plan; the release of a $0.8 million restructuring provision which is no longer required; and $7.2 million lower legal, professional and other expenses.

Impairment of Octane Additives segment goodwill: was $0.0 million in 2014 and $1.3 million in 2013, following the final impairment charge in the fourth quarter of 2013.

Other net income/(expense): other net income of $1.8 million primarily related to net gains of $3.4 million on foreign currency forward exchange contracts, partly offset by $1.6 million of losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2013, other net income of $4.1 million primarily related to gains of $5.8 million on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by net foreign exchange losses on foreign currency forward exchange contracts of $1.6 million.

Interest expense, net: was $3.4 million in 2014 and $1.9 million in 2013 due to the higher level of borrowing during 2014, used primarily to fund our acquisition activity in the second half of 2013.

Income taxes: the effective tax rate was 24.2% and 16.2% in 2014 and 2013, respectively. The effective tax rate, once adjusted for income tax provisions and for the tax impact of other discrete items, was 24.9% in 2014 compared with 15.9% in 2013. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2014	2013
Income before income taxes	$110.9	$92.8

Income taxes	$26.8	$15.0
Add back adjustment of income tax provisions	6.8	(0.2)
Add back other discrete items	(6.0)	0.0

	$27.6	$14.8

GAAP effective tax rate	24.2%	16.2%

Adjusted effective tax rate	24.9%	15.9%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2014	2013
Foreign tax rate differential	$(16.2)	$(13.6)
Foreign income inclusions	6.0	3.9
Prior year adjustments	$5.2	$(2.7)

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2014, the Company’s income tax expense benefited to a greater degree from a proportion of its overall profits arising in Switzerland than in 2013. This resulted in a $9.4 million benefit in Switzerland (2013 – $9.3 million). In addition, there was a $7.9 million benefit in relation to the United Kingdom (2013 – $3.9 million) and a $0.4 million benefit in relation to Germany (2013 – $0.3 million).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2014, the amount of Subpart F income and the associated Section 78 gross up amounted to $5.0 million (2013 – $4.3 million). The income earned by certain overseas subsidiaries taxable under the U.S. tax regime increased to $2.1 million from $1.2 million in 2013.

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. In total, $4.8 million of foreign tax credits were utilized during 2014 to partially offset the incremental U.S. taxes arising from foreign income inclusions in the year (2013 – $4.2 million). Of this balance, $3.6 million of foreign tax credit carry forwards from earlier years was utilized (2013 – $2.4 million). This resulted in a decrease in the recognition of foreign tax credit carry forwards of $3.6 million during the year (2013 – a $2.4 million decrease).

Further details are given in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2013 compared to Fiscal 2012:

(in millions, except ratios)	2013	2012	Change
Net sales:
Fuel Specialties	$567.4	$527.2	$40.2	+8%
Performance Chemicals	192.4	179.6	12.8	+7%
Octane Additives	59.0	69.6	(10.6)	-15%

	$818.8	$776.4	$42.4	+5%

Gross profit:
Fuel Specialties	$181.1	$158.7	$22.4	+14%
Performance Chemicals	46.3	43.8	2.5	+6%
Octane Additives	27.8	33.9	(6.1)	-18%

	$255.2	$236.4	$18.8	+8%

Gross margin (%):
Fuel Specialties	31.9	30.1	+1.8
Performance Chemicals	24.1	24.4	-0.3
Octane Additives	47.1	48.7	-1.6
Aggregate	31.2	30.4	+0.8

Operating expenses:
Fuel Specialties	$(88.4)	$(71.1)	$(17.3)	+24%
Performance Chemicals	(22.7)	(19.5)	(3.2)	+16%
Octane Additives	(6.3)	(7.9)	1.6	-20%
Pension credit/(charge)	(2.3)	(1.6)	(0.7)	+44%
Corporate costs	(43.6)	(38.6)	(5.0)	+13%

	$(163.3)	$(138.7)	$(24.6)	+18%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Avtel	Total
Volume	+4	-1	+4	+20	+3
Price and product mix	-4	+3	-3	+4	0
Exchange rates	0	+3	0	0	+1
Acquisitions	+10	0	0	0	+4

	+10	+5	+1	+24	+8

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

Other Income Statement Captions

Pension credit/(charge): this non-cash charge increased to a $2.3 million net charge in 2013 compared to a $1.6 million net charge in 2012, after revising the amortization of actuarial losses in 2012. The increase in the net charge in 2013 primarily relates to increased actuarial net losses being amortized to the income statement.

Corporate costs: the year on year increase of 13%, or $5.0 million, reflected $8.3 million higher legal, compliance, professional and other expenses, including acquisition-related costs of $1.8 million in 2013 compared to $2.8 million in 2012; $1.8 million higher personnel-related compensation costs, primarily due to higher accruals for share based compensation expense, driven by the rise in our stock price compared to the same period in the prior year; $0.7 million higher information technology service platform costs; offset by a $5.8 million reduction in the charge for the long-term incentive plan which completed at the end of 2012.

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

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2013, the amount of Subpart F income and the associated Section 78 gross up amounted to $4.3 million (2012 – $4.3 million). The income earned by certain overseas subsidiaries taxable under the U.S. tax regime decreased to $1.2 million from $2.5 million in 2012. A dividend from an overseas subsidiary, remitted to the U.S., increased foreign income inclusions by $39.0 million during 2012. In 2013 no dividends were remitted to the U.S..

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

(in millions)	2014	2013
Total current assets	$414.2	$407.4
Total current liabilities	(222.9)	(155.6)

Working capital	191.3	251.8
Less cash and cash equivalents	(41.6)	(80.2)
Less short-term investments	(4.7)	(6.6)
Less current portion of deferred tax assets	(8.4)	(8.7)
Less prepaid income taxes	(2.0)	(11.4)
Add back current portion accrued income taxes	5.6	0.0
Add back current portion of long-term debt	0.4	5.3
Add back current portion of finance leases	0.5	0.0
Add back current portion of plant closure provisions	5.7	6.2
Add back current portion of unrecognized tax benefits	0.0	6.8
Add back current portion of acquisition-related contingent consideration	45.7	0.0
Add back current portion of deferred tax liabilities	0.0	0.2
Add back current portion of deferred income	0.2	0.3

Adjusted working capital	$192.7	$163.7

In 2014 our adjusted working capital increased by $29.0 million, primarily due to $28.9 million of working capital in the Independence business as at December 31, 2014.

We had a $28.5 million increase in trade and other accounts receivable in 2014, which is primarily related to the acquisition of Independence, partly offset by lower receivables in our Octane Additives segment due to the declining demand and the timing of shipments to our one remaining customer. Days’ sales outstanding in our Fuel Specialties segment increased from 49 days to 52 days and decreased from 51 days to 48 days in our Performance Chemicals segment.

We had a $26.0 million increase in inventories in 2014, which is primarily related to the acquisition of Independence, together with slightly higher inventories in our Fuel Specialties segment. Days’ sales in inventory in our Fuel Specialties segment decreased from 79 days to 76 days and increased in our Performance Chemicals segment from 96 days to 99 days.

Prepaid expenses increased $2.5 million from $5.8 million to $8.3 million, partly related to the acquisition of Independence.

We had a $28.0 million increase in accounts payable and accrued liabilities during 2014, which is primarily related to the acquisition of Independence. Creditor days in our Fuel Specialties segment increased from 32 days to 40 days and in our Performance Chemicals segment decreased from 42 days to 31 days.

Operating Cash Flows

We generated cash from operating activities of $106.3 million in 2014 compared to $61.3 million in 2013. Year over year cash from operating activities has been positively impacted by increased net income, after adding back increased amortization costs from the recent acquisitions, and significant movements in income taxes.

Cash

At December 31, 2014 and 2013, we had cash and cash equivalents of $41.6 million and $80.2 million, respectively, of which $30.1 million and $73.3 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term Investments

At December 31, 2014 and 2013, we had short-term investments of $4.7 million and $6.6 million, respectively.

Debt

On August 28, 2013, we amended our five-year revolving credit facility (“the facility”). The amendment provided for an increase in the facility available to the Company and certain subsidiaries of the Company from $100.0 million to $150.0 million and retains the term of the facility through to December 2016. In addition, an amendment allowed the Company to request an additional amount of $50.0 million to be committed by the lenders, of which $30.0 million was committed in the fourth quarter of 2013.

On July 31, 2014, the Company increased its borrowing capacity by $20.0 million such that its credit facility now provides for borrowings by us of up to $200.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

The credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 2.5:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2014 and expects to not breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

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

At December 31, 2014, we had $139.0 million of debt outstanding under the revolving credit facility, $0.4 million of debt financing within our Independence business and $2.2m of obligations under finance leases relating to certain fixed assets within our Independence business.

At December 31, 2014, our maturity profile of long-term debt and finance leases is set out below:

(in millions)
2015	$0.9
2016	140.1
2017	0.6
2018	0.0

Total debt	141.6
Current portion of long-term debt and finance leases	(0.9)

Long-term debt and finance leases, net of current portion	$140.7

Outlook

At December 31, 2014, the Company had cash, cash equivalents and short-term investments of $46.3 million, long-term debt of $139.4 million and finance leases of $2.2 million, giving total debt of $141.6 million, resulting in net debt of $95.3 million.

The Company expects to fund its operations over at least the next 12 months from a combination of operating cash flows and its revolving credit facility. The Company has funded the acquisition of Independence in 2014 with existing cash and debt facilities which the Company believes will continue to provide adequate sources of liquidity for future working capital needs.

Contractual Commitments

The following represents contractual commitments at December 31, 2014 and the effect of those obligations on future cash flows:

(in millions)	Total	2015	2016-17	2018-19	Thereafter
Operating activities
Planned funding of pension obligations	37.0	10.8	15.3	10.9	0.0
Remediation payments	34.1	5.7	6.3	3.7	18.4
Operating lease commitments	16.2	4.1	6.1	3.5	2.5
Raw material purchase obligations	30.2	6.0	12.1	12.1	0.0
Interest payments on debt	2.6	1.2	1.4	0.0	0.0

Investing activities
Capital commitments	1.4	1.4	0.0	0.0	0.0

Financing activities
Long-term debt obligations	139.4	0.4	139.0	0.0	0.0
Finance leases	2.2	0.5	1.1	0.6	0.0
Acquisition-related contingent consideration	95.2	45.7	49.5	0.0	0.0

Total	$358.3	$75.8	$230.8	$30.8	$20.9

Operating activities

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $10.8 million in 2015, $15.3 million in 2016-17 and $10.9 million in 2018-19. It is not considered meaningful to predict amounts beyond 2020 since there are too many uncertainties including future returns on assets, pension increases and inflation which are evaluated when the plan undertakes an actuarial valuation every three years.

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

Financing activities

On December 14, 2011, we entered into a five-year revolving credit facility (“the facility”) which provides for borrowings of up to $100.0 million. The credit facility can be drawn down until it expires on December 14, 2016. On August 28, 2013, we amended the facility to increase the amount available to the Company and certain subsidiaries of the Company from $100.0 million to $150.0 million retaining the term and conditions of the facility through to December 2016. In addition, an amendment allowed the Company to request an additional amount of $50.0 million to be committed by the lenders, of which $30.0 million was committed in the fourth quarter of 2013.

On July 31, 2014 the Company increased its borrowing capacity by $20.0 million such that its credit facility now provides for borrowings by us of up to $200.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

Finance leases relate to the financing of certain fixed assets in our recent acquisition Independence Oilfield Chemicals LLC (“Independence”).

As part of the acquisition of Independence, Innospec has deferred consideration which is contingently payable over the next two years based on a multiple of Independence’s annualized earnings before interest, taxes, depreciation and amortization plus a percentage of free cash flow. Based on the current forecasts for Independence’s performance, Innospec will make two deferred consideration payments, with the first one being $45.7 million payable approximately one year after closing, and the second one being $49.5 million payable approximately two years after closing, with a portion of such deferred payments payable, at Innospec’s election, in shares of Innospec’s common stock.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $34.1 million at December 31, 2014. Remediation expenditure utilizing these provisions was $2.0 million, $1.9 million and $2.1 million in the years 2014, 2013 and 2012, respectively.

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

From time to time, the Company uses derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. The derivatives used in hedging activities are considered risk management tools and are not used for trading purposes. In addition, the Company enters into derivative instruments with a diversified group of major financial institutions in order to manage the exposure to non-performance of such instruments. The Company’s objective in managing the exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flows and to lower overall borrowing costs. The Company’s objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with such changes.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2014 the Company had cash, cash equivalents and short-term investments of $46.3 million, no bank overdraft and long-term debt of $139.4 million (including current portion). Long-term debt comprises a revolving credit facility which provides for borrowings by us of up to $200.0 million. The credit facility carries an interest rate based on U.S. dollar LIBOR plus a margin of between 1.50% and 2.25% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility. At December 31, 2014, $139.0 million was drawn under the revolving credit facility. As management does not expect the credit facility to be drawn down in the long-term, the Company has not entered into interest rate swap agreements in relation to this.

The Company has $139.4 million long-term debt (including the current portion) which is partly offset by the $41.6 million cash and cash equivalents and $4.7 million short-term investments. Therefore, the interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances and short-term investments. On a gross basis, assuming no additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $1.4 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.9 million before tax.

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

The trading of our Fuel Specialties and Performance Chemicals reporting segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.5 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

Raw Material Cost Risk

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have no or little control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time we enter into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could similarly increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (“Innospec”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income and accumulated other comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2014. We also have audited Innospec’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innospec’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” appearing in item 9A of the Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Innospec’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to Innospec’s lack of effective controls to ensure the proper application of ASC 830, Foreign Currency Matters, related to the treatment of foreign currency gains or losses on intercompany loan balances denominated in currencies other than the entity’s functional currency has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innospec as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Innospec has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Innospec acquired Independence Oilfield Chemicals LLC (“Independence”) and management excluded from its assessment of the effectiveness of Innospec’s internal control over financial reporting as of December 31, 2014, Independence’s internal control over financial reporting associated with total assets of $234.7 million (of which $150.8 million represents goodwill and other intangibles included within the scope of the assessment) and total revenues of $35.0 million included in the consolidated financial statements of Innospec as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Innospec also excluded an evaluation of the internal control over financial reporting of Independence.

/s/ KPMG Audit Plc

Manchester, United Kingdom

February 17, 2015

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2014	2013	2012
Net sales	$960.9	$818.8	$776.4
Cost of goods sold	(658.9)	(563.6)	(540.0)

Gross profit	302.0	255.2	236.4

Operating expenses:
Selling, general and administrative	(169.2)	(142.1)	(119.1)
Research and development	(22.2)	(21.2)	(19.6)
Fair value of contingent consideration	1.9	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	(1.3)	(1.2)

Total operating expenses	(189.5)	(164.6)	(139.9)

Operating income	112.5	90.6	96.5
Other net income/(expense)	1.8	4.1	(2.0)
Interest expense	(3.8)	(2.3)	(1.8)
Interest income	0.4	0.4	0.6

Income before income taxes	110.9	92.8	93.3
Income taxes	(26.8)	(15.0)	(26.4)

Net income	$84.1	$77.8	$66.9

Earnings per share:
Basic	$3.45	$3.29	$2.89

Diluted	$3.38	$3.22	$2.81

Weighted average shares outstanding (in thousands):
Basic	24,391	23,651	23,187

Diluted	24,878	24,156	23,850

Dividend declared per common share	$0.55	$0.50	$2.00

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2014	2013	2012
Net income	$84.1	$77.8	$66.9
Changes in cumulative translation adjustment	(18.0)	1.2	7.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax of $0.0 million, $0.0 million and $0.0 million, respectively	0.0	(0.1)	(0.1)
Amortization of prior service credit, net of tax of $0.3 million, $0.3 million and $0.3 million, respectively	(1.0)	(1.0)	(1.0)
Amortization of actuarial net losses, net of tax of $(1.1) million, $(1.4) million and $(0.8) million, respectively	4.3	4.8	2.4
Actuarial net gains/(losses) arising during the year, net of tax of $(13.9) million, $1.8 million and $17.8 million, respectively	54.7	(6.7)	(58.5)

Total comprehensive income	$124.1	$76.0	$16.9

ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2014	2013	2012
Cumulative translation adjustment (1)	$(49.0)	$(31.0)	$(32.2)
Unrealized gains on derivative instruments, net of tax of $0.0 million, $0.0 million and $0.0 million, respectively	0.0	0.0	0.1
Unrecognized actuarial net losses, net of tax of $22.2 million, $36.9 million and $36.2 million, respectively (2)	(57.3)	(115.3)	(112.4)

Accumulated other comprehensive loss	$(106.3)	$(146.3)	$(144.5)

(1)	Cumulative translation adjustment has been adjusted as at December 31, 2011 to account for $2.7 million of income taxes on historical foreign exchange gains and losses on intercompany loans.

(2)	Unrecognized actuarial net gains and losses has been adjusted by $4.9 million as at December 31, 2011 to reverse the impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses in 2010 and 2011.

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$41.6	$80.2
Short-term investments	4.7	6.6
Trade and other accounts receivable (less allowances of $3.9 and $2.0, respectively)	164.3	135.8
Inventories (less allowances of $10.2 and $9.5, respectively):
Finished goods	127.0	95.3
Work in progress	1.2	1.9
Raw materials	56.7	61.7

Total inventories	184.9	158.9
Current portion of deferred tax assets	8.4	8.7
Prepaid expenses	8.3	5.8
Prepaid income taxes	2.0	11.4

Total current assets	414.2	407.4
Property, plant and equipment	80.8	60.4
Goodwill	276.1	187.9
Other intangible assets	181.1	126.8
Deferred finance costs	1.1	1.8
Deferred tax assets, net of current portion	0.7	8.6
Pension asset	45.2	0.0
Other non-current assets	0.7	1.8

Total assets	$999.9	$794.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87.6	$63.3
Accrued liabilities	77.2	73.5
Current portion of long-term debt	0.4	5.3
Current portion of finance leases	0.5	0.0
Current portion of plant closure provisions	5.7	6.2
Current portion of unrecognized tax benefits	0.0	6.8
Current portion of accrued income taxes	5.6	0.0
Current portion of acquisition-related contingent consideration	45.7	0.0
Current portion of deferred tax liabilities	0.0	0.2
Current portion of deferred income	0.2	0.3

Total current liabilities	222.9	155.6
Long-term debt, net of current portion	139.0	142.7
Finance leases, net of current portion	1.7	0.0
Plant closure provisions, net of current portion	28.4	26.2
Unrecognized tax benefits, net of current portion	6.2	6.2
Deferred tax liabilities, net of current portion	23.0	9.5
Pension liabilities	10.4	39.0
Acquisition-related contingent consideration	49.5	4.6
Deferred income, net of current portion	0.9	1.2
Other non-current liabilities	2.0	0.3

Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	308.8	308.8
Treasury stock (5,263,481 and 5,207,947 shares at cost, respectively)	(78.7)	(73.3)
Retained earnings	391.8	319.9
Accumulated other comprehensive loss	(106.3)	(146.3)

Total stockholders’ equity	515.9	409.4

Total liabilities and stockholders’ equity	$999.9	$794.7

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$84.1	$77.8	$66.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.1	20.4	11.5
Impairment of Octane Additives segment goodwill	0.0	1.3	1.2
Deferred taxes	5.8	5.8	12.1
Excess tax benefit from stock based payment arrangements	(0.4)	(3.8)	(2.2)
Cash contributions to defined benefit pension plans	(11.6)	(11.0)	(9.4)
Non-cash expense of defined benefit pension plans	3.8	3.0	2.0
Stock option compensation	2.6	2.5	3.1
Repayment of promissory note in civil complaint settlement	(5.0)	(5.0)	(5.0)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(0.9)	(1.4)	(14.1)
Inventories	(11.1)	(10.1)	(1.0)
Prepaid expenses	(1.3)	(0.5)	0.1
Accounts payable and accrued liabilities	0.5	(4.4)	(5.5)
Accrued income taxes	14.9	(14.7)	1.0
Fair value of contingent consideration	(1.9)	0.0	0.0
Plant closure provisions	1.9	1.9	1.8
Unrecognized tax benefits	(6.8)	0.2	0.2
Other non-current assets and liabilities	2.6	(0.7)	(1.4)

Net cash provided by/(used in) operating activities	106.3	61.3	61.3

Cash Flows from Investing Activities
Capital expenditures	(13.5)	(11.0)	(8.6)
Business combinations, net of cash acquired	(98.7)	(94.4)	(53.1)
Internally developed software and other costs	(8.4)	(9.4)	(8.5)
Purchase of short-term investments	(5.0)	(7.0)	(5.0)
Sale of short-term investments	6.6	5.7	4.9

Net cash provided by/(used in) investing activities	(119.0)	(116.1)	(70.3)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	53.0	145.0	18.0
Repayments of revolving credit facility	(56.0)	(23.0)	(18.0)
Repayment of term loans	(1.7)	(0.2)	0.0
Refinancing costs	(0.1)	(0.9)	0.0
Excess tax benefit from stock based payment arrangements	0.4	3.8	2.2
Dividend paid	(13.4)	(12.0)	(46.7)
Issue of treasury stock	0.4	3.8	1.2
Repurchase of common stock	(6.9)	(3.7)	(1.4)

Net cash provided by/(used in) financing activities	(24.3)	112.8	(44.7)
Effect of foreign currency exchange rate changes on cash	(1.6)	(0.2)	(0.1)

Net change in cash and cash equivalents	(38.6)	57.8	(53.8)
Cash and cash equivalents at beginning of year	80.2	22.4	76.2

Cash and cash equivalents at end of year	$41.6	$80.2	$22.4

Amortization of deferred finance costs of $0.7 million (2013 – $0.4 million, 2012 – $0.4 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2011	$0.3	$291.5	$(88.1)	$241.5	$(102.1)	$343.1
Adjustment for income taxes (1)				(2.7)	2.7	0.0
Adjustment for deferred taxes (2)				(4.9)	4.9	0.0

Adjusted beginning balance	0.3	291.5	(88.1)	233.9	(94.5)	343.1
Net income				66.9		66.9
Dividend paid ($2.00 per share)				(46.7)		(46.7)
Changes in cumulative translation adjustment					7.2	7.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(3.5)	4.5			1.0
Treasury stock repurchased			(1.4)			(1.4)
Stock option compensation		2.1				2.1
Fair value of Strata acquisition-related contingently issuable shares		2.0				2.0
Amortization of prior service credit, net of tax					(1.0)	(1.0)
Amortization of actuarial net losses, net of tax					2.4	2.4
Actuarial net losses arising during the year, net of tax					(58.5)	(58.5)

Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$254.1	$(144.5)	$317.0
Net income				77.8		77.8
Dividend paid ($0.50 per share)				(12.0)		(12.0)
Changes in cumulative translation adjustment					1.2	1.2
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)	(0.1)
Treasury stock re-issued		(4.2)	8.8			4.6
Treasury stock repurchased			(3.7)			(3.7)
Excess tax benefit from stock based payment arrangements		3.8				3.8
Stock option compensation		2.5				2.5
Fair value of Bachman acquisition-related consideration		10.5	4.5			15.0
Fair value of Chemsil acquisition-related consideration		4.1	2.1			6.2
Amortization of prior service credit, net of tax					(1.0)	(1.0)
Amortization of actuarial net losses, net of tax					4.8	4.8
Actuarial net losses arising during the year, net of tax					(6.7)	(6.7)

Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$319.9	$(146.3)	$409.4
Net income				84.1		84.1
Dividend paid ($0.55 per share)				(13.4)		(13.4)
Changes in cumulative translation adjustment					(18.0)	(18.0)
Treasury stock re-issued		(1.0)	1.5			0.5
Treasury stock repurchased			(6.9)			(6.9)
Excess tax benefit from stock based payment arrangements		0.4				0.4
Stock option compensation		2.6				2.6
Fair value of contingent consideration		(2.0)		1.2		(0.8)
Amortization of prior service credit, net of tax					(1.0)	(1.0)
Amortization of actuarial net losses, net of tax					4.3	4.3
Actuarial net gains arising during the year, net of tax					54.7	54.7

Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$515.9

(1)	Adjustment to account for the income taxes on historical foreign exchange gains and losses on intercompany loans into cumulative translation adjustment.

(2)	Adjustment to reverse the impact on deferred taxes of a change in the associated tax rate on the unrecognized actuarial net losses in 2010 and 2011.

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care and fragrance products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care and fragrance companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield specialties business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care; Polymers; and Fragrance Ingredients markets. Our Octane Additives business manufactures products for use in automotive gasoline and provides services in respect of environmental remediation. Our principal product lines and reportable segments are Fuel Specialties, Performance Chemicals and Octane Additives.

See Note 3 of the Notes to the Consolidated Financial Statements for financial information on the Company’s reportable segments.

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

Goodwill and other intangible assets: Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to at least annual impairment tests. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount prior to performing the two-step goodwill impairment test. If this is required we assess the fair value based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment testing of the goodwill relating to the Fuel Specialties and Performance Chemicals segments is December 31 each year. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments. The Company capitalizes software development costs, including licenses, subsequent to the establishment of technological feasibility. Other intangible assets deemed to have finite lives, including software development costs and licenses, are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

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

Derivative instruments: From time to time, the Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either non-current assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting, are recognized in earnings. Derivatives which are designated as hedges are tested for effectiveness on a quarterly basis, and marked to market. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive income until the hedged item is recognized in earnings.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currencies: The Company’s policy is that foreign exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur, and gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement in other net income/(expense). Gains and losses on intercompany foreign currency loans which are long-term in nature, which the Company does not intend to settle in the foreseeable future, are also recorded in accumulated other comprehensive loss. Other foreign exchange gains or losses are also included in other net income/(expense) in the income statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation plans: The Company accounts for employee stock options and stock equivalent units under the fair value method. Stock options are fair valued at the grant date and the fair value is recognized straight-line over the vesting period of the option. Stock equivalent units are fair valued at each balance sheet date and the fair value is spread over the remaining vesting period of the unit.

Pension plans and other post-employment benefits: The Company recognizes the funded status of defined benefit post-retirement plans on the consolidated balance sheets and changes in the funded status in comprehensive income. The measurement date of the plan’s funded status is the same as the Company’s fiscal year-end. The service costs are recognized as employees render the services necessary to earn the post-employment benefits. Prior service costs and credits and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants using the corridor method.

Income taxes: The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities. When appropriate, the Company evaluates the need for a valuation allowance to reduce deferred tax assets. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

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

In 2014, the Company had as a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $81.9 million (8.5%) of our net group sales. In 2013 and 2012, Shell accounted for $83.1 million (10%) and $82.9 million (11%) of our net group sales, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2014	2013	2012
Net sales:
Fuel Specialties	$682.2	$567.4	$527.2
Performance Chemicals	223.5	192.4	179.6
Octane Additives	55.2	59.0	69.6

	$960.9	$818.8	$776.4

Gross profit:
Fuel Specialties	$219.0	$181.1	$158.7
Performance Chemicals	54.4	46.3	43.8
Octane Additives	28.6	27.8	33.9

	$302.0	$255.2	$236.4

Operating income:
Fuel Specialties	$104.4	$92.7	$87.6
Performance Chemicals	25.6	23.6	24.3
Octane Additives	22.6	21.5	26.0
Pension credit/(charge)	(3.3)	(2.3)	(1.6)
Corporate costs	(38.7)	(43.6)	(38.6)
Fair value of contingent consideration	1.9	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	(1.3)	(1.2)

Total operating income	$112.5	$90.6	$96.5

Identifiable assets at year end:
Fuel Specialties	$676.9	$446.4	$356.6
Performance Chemicals	181.0	176.8	113.4
Octane Additives	29.2	42.0	48.9
Corporate	112.8	129.5	60.5

	$999.9	$794.7	$579.4

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

Sales by geographical area are reported by source, being where the transactions originated. Intercompany sales are priced using an appropriate pricing methodology and are eliminated in the consolidated financial statements.

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2014	2013	2012
Net sales by source:
United States	$468.6	$276.1	$274.1
United Kingdom	486.1	502.4	475.1
Rest of Europe	146.9	129.1	142.8
Rest of World	21.4	0.2	0.5
Sales between areas	(162.1)	(89.0)	(116.1)

	$960.9	$818.8	$776.4

Income before income taxes:
United States	$15.2	$10.0	$5.6
United Kingdom	57.8	43.7	36.3
Rest of Europe	39.3	40.4	52.6
Rest of World	(1.4)	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	(1.3)	(1.2)

	$110.9	$92.8	$93.3

Long-lived assets at year end:
United States	$197.9	$148.2	$31.5
United Kingdom	54.1	29.4	28.7
Rest of Europe	10.4	11.5	11.5
Rest of World	0.6	0.0	0.0

	$263.0	$189.1	$71.7

Identifiable assets at year end:
United States	$449.3	$291.7	$174.1
United Kingdom	216.4	261.5	192.1
Rest of Europe	39.0	53.2	63.8
Rest of World	19.1	0.4	0.4
Goodwill	276.1	187.9	149.0

	$999.9	$794.7	$579.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2014	2013	2012
Numerator (in millions):
Net income available to common stockholders	$84.1	$77.8	$66.9

Denominator (in thousands):
Weighted average common shares outstanding	24,391	23,651	23,187
Dilutive effect of stock options and awards	487	505	663

Denominator for diluted earnings per share	24,878	24,156	23,850

Net income per share, basic:	$3.45	$3.29	$2.89

Net income per share, diluted:	$3.38	$3.22	$2.81

In 2014, 2013 and 2012 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 36,775, nil and 1,380 respectively.

Note 5.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2014	2013
Land	$8.8	$7.5
Buildings	20.7	10.8
Equipment	151.8	152.9
Work in progress	5.7	3.9

	187.0	175.1
Less accumulated depreciation	(106.2)	(114.7)

	$80.8	$60.4

Of the total net book value of equipment at December 31, 2014 $2.2 million are in respect of assets held under finance leases. At December 31, 2013 no amounts are in respect of assets held under finance leases.

Depreciation charges were $10.6 million, $8.9 million and $7.0 million in 2014, 2013 and 2012, respectively.

The estimated additional cost to complete work in progress is $1.4 million (2013 – $2.2 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Goodwill

The following table analyzes goodwill for 2014 and 2013.

(in millions)	Fuel Specialties	Performance Chemicals	Octane Additives	Total
At January 1, 2013
Gross cost (1)	$117.6	$30.1	$236.5	$384.2
Accumulated impairment losses	0.0	0.0	(235.2)	(235.2)

Net book amount	117.6	30.1	1.3	149.0

Exchange effect	0.0	0.0	0.0	0.0
Acquisitions	22.9	16.7	0.0	39.6
Adjustments to purchase price allocation	0.6	0.0	0.0	0.6
Impairment losses	0.0	0.0	(1.3)	(1.3)

At December 31, 2013
Gross cost (1)	141.1	46.8	236.5	424.4
Accumulated impairment losses	0.0	0.0	(236.5)	(236.5)

Net book amount	141.1	46.8	0.0	187.9

Exchange effect	(0.3)	(0.1)	0.0	(0.4)
Acquisitions	88.1	0.0	0.0	88.1
Adjustments to purchase price allocation	0.5	0.0	0.0	0.5
Impairment losses	0.0	0.0	0.0	0.0

At December 31, 2014
Gross cost (1)	229.4	46.7	236.5	512.6
Accumulated impairment losses	0.0	0.0	(236.5)	(236.5)

Net book amount	$229.4	$46.7	$0.0	$276.1

(1)	Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

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

The Company tests goodwill annually for impairment, or between years if events occur or circumstances change which suggests impairment may have occurred. At December 31, 2014, the fair value of our Fuel Specialties and Performance Chemicals segments substantially exceeds the carrying value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To determine the fair value of each of our segments we utilize a discounted cash flow methodology based on the forecast future after-tax cash flows from operations for each since we believe this provides the best approximation of fair value. This methodology requires us to make assumptions and estimates including those in respect of future revenue growth and gross margins, which are based upon our long range plans, and the Company’s weighted average cost of capital. Our long range plans are regularly updated as part of our planning processes and are reviewed and approved by management and our Board of Directors. We assume terminal values for the Fuel Specialties and Performance Chemicals reporting units which are added to the present value of the relevant forecast future cash flows. We assume no terminal value for the Octane Additives reporting unit beyond its estimated future life. The discounted cash flow methodology does not assume a control premium. We use a discount rate equivalent to the Company’s weighted average cost of capital which is estimated by reference to the overall after-tax rate of return required by equity and debt market participants in the Company. We assign assets and liabilities, including deferred taxes and goodwill, to our reporting units if the asset or liability relates to the operations of that reporting unit and is included in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of our reporting units.

In 2014 some of the assumptions and estimates underpinning our discounted cash flows were revised as part of our planning processes although the methodology was unchanged. The most significant revisions were that the Company’s weighted average cost of capital was changed to reflect the changing proportion of debt to equity funding of the Company.

The Company elected to perform its annual tests in respect of Fuel Specialties and Performance Chemicals goodwill as at December 31 each year. At December 31, 2014 we had $229.4 million and $46.7 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. At this date we performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments.

We believe that the assumptions used in our annual and quarterly impairment tests are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of impairment charges, if any.

Independence Acquisition

On October 27, 2014, the Company acquired 100% of the membership interests in Independence Oilfield Chemicals LLC (“Independence”). Independence, based in Houston Texas, services the oil and gas industry, with a focus on completion, stimulation and production chemicals. We purchased Independence for a total discounted consideration of $191.8 million, with an initial payment at closing of $99.0 million funded from existing cash and debt facilities. As Independence has been in a phase of very rapid growth, the remaining payments are performance related and contingently payable over the next two years based on a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple of Independence’s annualized earnings before interest, taxes, depreciation and amortization plus a percentage of free cash flow. Based on the current forecasts for Independence’s performance, Innospec will make two deferred consideration payments, with the first one being $45.7 million payable approximately one year after closing, and the second one being $49.5 million payable approximately two years after closing, with a portion of such deferred payments payable, at Innospec’s election, in shares of Innospec’s common stock. We acquired the business in order to move forward our strategy of building a new market leader in the oilfield specialties sector which forms part of our Fuel Specialties segment.

Included in the consolidated income statement of the Company since the acquisition date, are the following revenue and earnings for Independence, including an accretion charge of $2.4 million:

(in millions)	Independence
Net sales	$35.0
Net income	$0.2

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

(in millions)	Independence
Goodwill	$88.1
Other intangible assets	63.8
Fixed assets	18.6
Other net assets acquired	21.3

Purchase price, net of cash acquired	$191.8

Independence, and the associated goodwill, are included within our Fuel Specialties segment for management and reporting purposes (see Note 7 of the Notes to the Consolidated Financial Statements for further information on the other intangible assets). There is currently no goodwill amortizable for tax purposes.

Supplemental unaudited pro forma information

For illustrative purposes only pro forma information of the enlarged group is provided below but is not necessarily indicative of what the financial position or results of operations would have been had all the Company’s acquisitions including Independence been completed as of January 1, 2013. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position of operating results of the enlarged group.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)	2014	2013
Net sales	$1,046.2	$991.2
Net income	$77.0	$72.3
Earnings per share – basic	$3.16	$3.06
– diluted	$3.10	$2.99

Adjustments to the unaudited pro forma financial information includes amortization in respect of the acquired other intangible assets for all acquisitions, and the acquisition-related costs incurred in respect of all these transactions.

Note 7.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2014	2013
Gross cost:
– Product rights	$34.0	$34.0
– Brand names	8.9	2.9
– Technology	59.9	33.9
– Customer relationships	87.9	58.7
– Patents	2.9	2.9
– Internally developed software and other costs	27.8	19.5
– Non-compete agreements	4.1	1.5
– Marketing related	22.1	22.1

	247.6	175.5

Accumulated amortization:
– Product rights	(5.0)	(1.3)
– Brand names	(0.8)	(0.1)
– Technology	(10.3)	(7.9)
– Customer relationships	(21.8)	(16.8)
– Patents	(2.9)	(2.6)
– Internally developed software and other costs	(4.8)	(1.0)
– Non-compete agreements	(1.6)	(0.7)
– Marketing related	(19.3)	(18.3)

	(66.5)	(48.7)

	$181.1	$126.8

Product rights

Following the acquisition of Chemsil on August 30, 2013, the Company recognized an intangible asset of $34.0 million in respect of Chemsil’s product rights portfolio. This asset has an expected life of 9 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An amortization expense of $3.7 million was recognized in 2014 (2013 – $1.3 million) in cost of goods sold.

Brand names

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $6.0 million in respect of Independence’s brand name. This asset has an expected life of 10 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Following the acquisition of Bachman on November 4, 2013, the Company recognized an intangible asset of $2.9 million in respect of Bachman’s brand names. This asset has an expected life of 5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

An amortization expense of $0.7 million was recognized in 2014 (2013 – $0.1 million) in selling, general and administrative expenses.

Technology

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $26.0 million in respect of Independence’s product formulations. This asset has an expected life of 15 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

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

An amortization expense of $2.4 million was recognized in 2014 (2013 – $1.9 million) in cost of goods sold.

Customer relationships

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $29.2 million in respect of Independence’s long-term customer relationships. This asset has a weighted average expected life of 10 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

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

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC) in January 2005, the Company recognized an intangible asset of $4.2 million in relation to customer lists acquired. This asset has an expected life of 13 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

An amortization expense of $5.0 million was recognized in 2014 (2013 – $4.1 million) in selling, general and administrative expenses.

Internally developed software and other costs

In 2014 we continued with the process of developing our new, company-wide, information system platform, following the successful deployment at the majority of our U.S. sites in the third quarter of 2013. Our next phase of implementation includes the majority of reporting units outside of the U.S.. At December 31, 2014 we had capitalized $27.8 million (2013 – $19.5 million) in relation to this internally developed software. This asset has an expected life of 5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated. An amortization expense of $3.8 million was recognized in 2014 (2013 – $1.0 million) in selling, general and administrative expenses.

Non-compete agreements

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $2.6 million in respect of a non-compete agreement. This asset has an expected life of 3 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

Following the acquisition of Strata on December 24, 2012, the Company recognized an intangible asset of $1.5 million in respect of a non-compete agreement. This asset had an expected life of 2 years and is now fully amortized.

An amortization expense of $0.9 million was recognized in 2014 (2013 – $0.7 million) in selling, general and administrative expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketing related (formerly Ethyl)

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was being amortized straight-line to December 31, 2012 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. Effective October 1, 2011, the Company extended its estimate for the future life of the Octane Additives segment from December 31, 2012 to December 31, 2013 and therefore prospectively adjusted the amortization period for the amount attributed to the Octane Additives segment. An amortization expense of $1.0 million was recognized in 2014 (2013 – $1.7 million) in cost of goods sold.

Amortization expense

The aggregate of other intangible asset amortization expense was $17.8 million, $11.1 million and $4.1 million in 2014, 2013 and 2012, respectively, of which $7.4 million, $3.8 million and $2.6 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2015	$21.4
2016	$24.4
2017	$24.2
2018	$21.1
2019	$18.3

Note 8.    Deferred Finance Costs

On August 28, 2013, we amended our five-year revolving credit facility (“the facility”). As a result $0.9 million of refinancing costs were capitalized in 2013 and are being amortized over the expected life of the facility using the effective interest method, in line with the costs capitalized for the original facility in December 2011.

(in millions)	2014	2013
Gross cost	$2.6	$2.6
Accumulated amortization	(1.5)	(0.8)

	$1.1	$1.8

Amortization expense was $0.7 million, $0.4 million and $0.4 million in 2014, 2013 and 2012, respectively. The charge is included in interest expense. See Note 2 of the Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2014, the Company contributed approximately $11.4 million in cash to the Plan in accordance with an actuarial deficit recovery plan agreed with the trustees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2014	2013	2012
Plan net pension charge/(credit):
Service cost	$1.7	$1.6	$1.6
Interest cost on PBO	34.7	31.3	32.2
Expected return on plan assets	(37.2)	(35.5)	(34.1)
Amortization of prior service credit	(1.3)	(1.3)	(1.3)
Amortization of actuarial net losses	5.4	6.2	3.2

	$3.3	$2.3	$1.6

Plan assumptions at December 31, (%):
Discount rate	3.55	4.40	4.15
Inflation rate	2.15	2.55	2.20
Rate of return on plan assets – overall on bid-value	4.05	4.85	4.90
Rate of return on plan assets – equity securities	6.50	7.50	7.25
Rate of return on plan assets – debt securities	2.75	3.40	3.65

Plan asset allocation by category (%):
Equity securities	32	35	33
Debt securities	63	61	61
Cash	5	4	6

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. A 0.25% change in the discount rate assumption would change the PBO by approximately $29 million and the net pension credit for 2015 by approximately $0.3 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $22 million and the net pension credit for 2015 would be unchanged.

The current investment strategy of the Plan is to obtain an asset allocation of 65% debt securities and 35% equity securities in order to achieve a more predictable return on assets. As at December 31, 2014, approximately 50% (December 31, 2013 – 55%) of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 40% (December 31, 2013 – 25%) of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2014	2013
Change in PBO:
Opening balance	$819.8	$805.3
Interest cost	34.7	31.3
Service cost	1.7	1.6
Benefits paid	(47.6)	(39.4)
Actuarial losses/(gains)	59.3	5.9
Exchange effect	(50.8)	15.1

Closing balance	$817.1	$819.8

Fair value of plan assets:
Opening balance	$790.3	$768.6
Actual benefits paid	(47.6)	(39.4)
Actual contributions by employer	11.4	10.8
Actual return on assets	161.7	35.5
Exchange effect	(53.5)	14.8

Closing balance	$862.3	$790.3

The accumulated benefit obligation for the Plan was $817.1 million and $819.8 million at December 31, 2014 and 2013, respectively.

For the vast majority of assets, a market approach is adopted to assess the fair value of the assets, with the inputs being the quoted market prices for the actual securities held in the relevant fund. For Level 3 assets where there is no ready market and for which no indicative dealer prices are available, fund assets are independently evaluated, with the use of agreed upon procedures conducted by an audit firm to provide independent confirmation that proper valuation procedures are being followed. Plan assets that are invested in comingled funds are valued using a unit price or net asset value that is based on the underlying investments of the fund. Level 3 assets include investments in private equities valued using significant un-observable inputs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2014
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.1	$		$		$1.1
Debt securities issued by non-U.S. governments and government agencies	324.3					324.3
Corporate debt securities	211.4					211.4
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	3.1					3.1
Equity securities:
Equity securities held for proprietary investment purposes	134.1					134.1
Real estate	65.6					65.6
Other assets			32.7		44.1	76.8

Total assets at fair value	739.8		32.7		44.1	816.6
Cash	45.7					45.7

Total plan assets	$785.5		$32.7		$44.1	$862.3

At December 31, 2013
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.3	$		$		$1.3
Debt securities issued by non-U.S. governments and government agencies	198.7					198.7
Corporate debt securities	275.5					275.5
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	3.8					3.8
Equity securities:
Equity securities held for proprietary investment purposes	156.7					156.7
Real estate	61.4					61.4
Other assets			25.3		38.3	63.6

Total assets at fair value	697.6		25.3		38.3	761.2
Cash	29.1					29.1

Total plan assets	$726.7		$25.3		$38.3	$790.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets using significant unobservable inputs (Level 3) was as follows:

(in millions)	Other Assets
Balance at December 31, 2012	$31.0
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	3.5
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	3.6
Exchange effect	0.2

Balance at December 31, 2013	38.3
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	7.3
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	0.7
Exchange effect	(2.2)

Balance at December 31, 2014	$44.1

The projected net pension credit for the year ending December 31, 2015 is as follows:

(in millions)
Service cost	$1.6
Interest cost on PBO	28.2
Expected return on plan assets	(34.0)
Amortization of prior service credit	(1.3)
Amortization of actuarial net losses	5.3

$(0.2)

The following benefit payments are expected to be made:

(in millions)
2015	$44.9
2016	$44.1
2017	$44.7
2018	$45.2
2019	$45.8
2020 – 2024	$238.2

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2014	2013	2012
German plan net pension charge:
Service cost	$0.2	$0.2	$0.1
Interest cost on PBO	0.3	0.3	0.3
Amortization of prior service cost/(credit)	0.0	(0.1)	0.0
Amortization of actuarial net loss/(gain)	0.1	0.2	0.0

	$0.6	$0.6	$0.4

German plan assumptions at December 31, (%):
Discount rate	2.10	3.50	3.25
Inflation rate	1.75	2.00	2.00
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2014	2013
Change in PBO:
Opening balance	$9.6	$9.3
Service cost	0.2	0.2
Interest cost	0.3	0.3
Amortization of prior service cost/(credit)	0.0	(0.1)
Benefits paid	(0.2)	(0.2)
Actuarial losses/(gains)	1.8	(0.4)
Exchange effect	(1.3)	0.5

Closing balance	$10.4	$9.6

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $2.7 million, net of tax of $0.7 million.

Other plans

Company contributions to defined contribution schemes during 2014 were $8.2 million (2013 – $7.7 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2012	$0.4	$12.2	$12.6
Additions related to tax positions taken in the current period	0.0	0.2	0.2
Additions for tax positions of prior periods	0.2	0.0	0.2
Reductions due to lapsed statutes of limitations	0.0	(0.2)	(0.2)

Closing balance at December 31, 2012	0.6	12.2	12.8
Current	(0.3)	(2.7)	(3.0)

Non-current	$0.3	$9.5	$9.8

Opening balance at January 1, 2013	$0.6	$12.2	$12.8
Additions for tax positions of prior periods	0.6	0.2	0.8
Reductions due to lapsed statutes of limitations	(0.1)	(0.5)	(0.6)

Closing balance at December 31, 2013	1.1	11.9	13.0
Current	(0.6)	(6.2)	(6.8)

Non-current	$0.5	$5.7	$6.2

Opening balance at January 1, 2014	$1.1	$11.9	$13.0
Reductions for tax positions of prior periods	(0.4)	(3.6)	(4.0)
Additions for tax positions of prior periods	0.0	0.1	0.1
Additions for current year tax positions	0.0	0.2	0.2
Reductions due to lapsed statutes of limitations	(0.2)	(2.9)	(3.1)

Closing balance at December 31, 2014	0.5	5.7	6.2
Current	0.0	0.0	0.0

Non-current	$0.5	$5.7	$6.2

All of the $6.2 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, as at December 31, 2013, the Company and its U.S. subsidiaries were subject to tax audits in the U.S.. On March 6, 2014, the federal income tax examination by the IRS for 2009 was effectively settled. The additional tax cost was nominal and resulted in a reduction of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.6 million in unrecognized tax benefits and a reduction of $0.4 million in associated interest and penalties in the first quarter of 2014. During the third quarter of 2014, the Company recorded a reduction of $2.9 million in unrecognized tax benefits and $0.2 million in associated interest and penalties due to the expiration of applicable statutes of limitations and there was a $0.3 million addition to unrecognized tax benefits recorded during the fourth quarter of 2014.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2011 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2010 onwards), Switzerland (2013 onwards) and the United Kingdom (2013 onwards).

The sources of income before income taxes were as follows:

(in millions)	2014	2013	2012
Domestic	$15.2	$10.0	$5.6
Foreign	95.7	82.8	87.7

	$110.9	$92.8	$93.3

The components of income tax charges are summarized as follows:

(in millions)	2014	2013	2012
Current:
Federal	$4.5	$0.8	$2.3
State and local	2.1	0.8	0.6
Foreign	14.9	6.8	11.8

	21.5	8.4	14.7

Deferred:
Federal	3.3	1.7	11.4
State and local	0.3	0.1	0.9
Foreign	1.7	4.8	(0.6)

	5.3	6.6	11.7

	$26.8	$15.0	$26.4

Cash payments for income taxes were $11.6 million, $21.1 million and $13.1 million during 2014, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	5.5	4.2	10.5
Foreign tax rate differential	(14.6)	(14.6)	(16.4)
Tax charge/(credit) from previous years	4.7	(2.9)	(0.6)
Net charge/(credit) from unrecognized tax benefits	(6.2)	0.2	0.3
Foreign currency translation	1.0	(2.7)	(1.0)
Other items and adjustments, net	(1.2)	(3.0)	0.5

	24.2%	16.2%	28.3%

Significant factors affecting the variation to statutory rate are set out above and include foreign income inclusions net of foreign tax credits. The mix of taxable profits generated in the different geographical localities in which the Group operates had a significant positive impact on the effective tax rate in 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2014	2013
Deferred tax assets:
Foreign tax credits	$0.8	$4.5
Accrued expenses	0.3	3.4
Stock options	5.0	5.2
Excess of tax over book basis in property, plant and equipment	0.4	0.9
Net operating loss carry forwards	0.6	0.3
Pension assets	0.7	6.5
Other intangible assets	5.3	1.0
Other	5.4	3.9

Subtotal	18.5	25.7
Less valuation allowance	0.0	0.0

Total net deferred tax assets	$18.5	$25.7

Deferred tax liabilities:
Excess of book over tax basis in property, plant and equipment	$(2.7)	$(2.0)
Goodwill amortization	(9.6)	(7.2)
Other intangible assets	0.0	(0.3)
Excess of book over tax basis in tax deductible goodwill	(3.4)	(0.2)
Excess of book over tax basis in intangible assets	(7.2)	(7.5)
Pension liabilities	(9.0)	0.0
Other	(0.5)	(0.9)

Total deferred tax liabilities	$(32.4)	$(18.1)

Net deferred tax (liability)/asset	$(13.9)	$7.6

Current portion of deferred tax assets	$8.4	$8.7
Deferred tax assets, net of current portion	0.7	8.6
Current portion of deferred tax liabilities	0.0	(0.2)
Deferred tax liabilities, net of current portion	(23.0)	(9.5)

	$(13.9)	$7.6

Details of the deferred tax asset valuation allowance are as follows:

(in millions)	2014	2013	2012
At January 1	$0.0	$0.0	$(7.5)
Change in foreign tax credits	0.0	0.0	7.5

At December 31	$0.0	$0.0	$0.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s assessment of its net deferred tax assets at December 31, 2014, the Company considers it more likely than not that no valuation allowance is required for $0.6 million (2013 – $0.3 million) of its net operating loss carry forwards and that no valuation allowance is required against its foreign tax credit carry forwards (2013 – $0.0 million).

The net operating loss carry forwards arose in the U.S. and in one of the Company’s foreign subsidiaries. The net operating loss carry forwards in the U.S. arose in the prior periods as a result of state tax losses. It is expected that sufficient taxable profits will be generated in the U.S. against which these net operating loss carry forwards can be relieved prior to their expiration in 2021. The foreign tax credit carry forwards arose in the U.S. in prior periods. The Company has determined that future foreign income inclusions will be sufficient to utilize all of the $0.8 million (2013 – $4.5 million) of the foreign tax credit carry forwards prior to their expiration in 2021 and therefore no valuation allowance is required. The net operating loss carry forwards in one of the Company’s foreign subsidiaries arose in the current period and it is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

The Company is in a position to control whether or not to repatriate foreign earnings and we intend to permanently reinvest earnings overseas to fund overseas subsidiaries. No taxes have been provided for the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2014 and 2013 was approximately $743 million and $605 million, respectively. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practicable to compute at this time.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2014	2013
Revolving credit facility	$139.0	$142.0
Promissory note	0.0	5.0
Other long-term debt	0.4	1.0

	139.4	148.0
Less current portion	(0.4)	(5.3)

	$139.0	$142.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 28, 2013, we amended our existing five-year revolving credit facility (“the facility”). The amendment provides for an increase in the facility available to the Company and certain subsidiaries of the Company from $100.0 million to $150.0 million and retains the term and conditions of the original facility through to December 2016. In addition, an amendment allowed the Company to request an additional amount of $50.0 million to be committed by the lenders, of which $30.0 million was committed in the fourth quarter of 2013.

On July 31, 2014 the Company increased its borrowing capacity by $20.0 million such that its credit facility now provides for borrowings by us of up to $200.0 million until it expires on December 14, 2016 and may be drawn down in full in the U.S..

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

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 2.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2014 and expects to not breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

On September 13, 2011, the Company settled the NewMarket Corporation civil complaint. The settlement agreement included the Company issuing a $15.0 million promissory note to NewMarket Corporation payable in three equal annual installments (carrying simple interest at 1% per annum), the final installment of which was paid on September 9, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average rate of interest on borrowings was 1.7% at December 31, 2014 and 1.6% at December 31, 2013. Payments of interest on long-term debt were $2.3 million, $1.0 million and $0.5 million in 2014, 2013 and 2012, respectively.

The net cash outflows in respect of refinancing costs were $0.1 million, $0.9 million and $0.0 million in 2014, 2013 and 2012, respectively.

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

Movements in the provisions are summarized as follows:

(in millions)	Severance	Remediation	Total
Total at January 1, 2012	$1.5	$27.1	$28.6
Charge for the period	0.2	4.0	4.2
Utilized in the period	(0.6)	(2.1)	(2.7)
Exchange effect	0.0	0.3	0.3

Total at December 31, 2012	1.1	29.3	30.4
Due within one year	(0.1)	(5.0)	(5.1)

Due after one year	$1.0	$24.3	$25.3

Total at January 1, 2013	$1.1	$29.3	$30.4
Charge for the period	0.0	3.9	3.9
Utilized in the period	(0.1)	(1.9)	(2.0)
Exchange effect	0.0	0.1	0.1

Total at December 31, 2013	1.0	31.4	32.4
Due within one year	0.0	(6.2)	(6.2)

Due after one year	$1.0	$25.2	$26.2

Total at January 1, 2014	$1.0	31.4	$32.4
Charge for the period	0.0	5.0	5.0
Utilized in the period	0.0	(2.0)	(2.0)
Released in the period	(1.0)	0.0	(1.0)
Exchange effect	0.0	(0.3)	(0.3)

Total at December 31, 2014	0.0	34.1	34.1
Due within one year	0.0	(5.7)	(5.7)

Due after one year	$0.0	$28.4	$28.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement in selling, general and administrative expenses. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2014 represents the accretion expense recognized of $2.8 million and a further $2.2 million primarily in respect of changes in the expected cost and scope of future remediation activities. A discount rate of 8.92% was used in valuing the remediation provision.

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

Remediation expenditure utilized provisions of $2.0 million, $1.9 million and $2.1 million in 2014, 2013 and 2012, respectively.

Note 13.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2014, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$41.6	$41.6	$80.2	$80.2
Short-term investments	4.7	4.7	6.6	6.6
Derivatives (Level 1 measurement):
Other non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	1.0	1.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$139.4	$139.4	$148.0	$148.0
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	1.8	1.8	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	7.2	7.2	12.1	12.1
Acquisition-related contingent consideration	95.2	95.2	4.6	4.6

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt: Long-term debt principally comprises the revolving credit facility, which was entered into in December 2011 and term loans in our recently acquired Independence business. The carrying amount of long-term debt approximates to the fair value.

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

Note 14.    Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures, as the need arises. As at December 31, 2014 and December 31, 2013 the Company did not hold any interest rate or raw material derivatives.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2014 the contracts have maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2014 was a gain of $3.4 million.

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $3.7 million in 2014, $3.1 million in 2013 and $2.9 million in 2012. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2015	$4.1
2016	3.3
2017	2.8
2018	2.2
2019	1.2
Thereafter	2.5

$16.1

Environmental remediation obligations

Commitments in respect of environmental remediation obligations are disclosed in Note 12 of the Notes to the Consolidated Financial Statements.

Contingencies

Legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible however, that an adverse resolution of an unexpectedly large number of such individual items could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2014, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $3.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2014	2013	2012	2014	2013	2012
At January 1	29,555	29,555	29,555	5,208	6,222	6,507
Exercise of options	0	0	0	(105)	(632)	(333)
Acquisition-related stock issued	0	0	0	0	(471)	0
Stock purchases	0	0	0	160	89	48

At December 31	29,555	29,555	29,555	5,263	5,208	6,222

At December 31, 2014, the Company had authorized common stock of 40,000,000 shares (2013 – 40,000,000). Issued shares at December 31, 2014, were 29,554,500 (2013 – 29,554,500) and treasury stock amounted to 5,263,481 shares (2013 – 5,207,947).

Note 17.    Stock-Based Compensation Plans

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2014	2013	2012
Dividend yield	1.34%	0.11%	0.00%
Expected life	5 years	5 years	5 years
Volatility	30.7%	41.1%	60.1%
Risk free interest rate	0.97%	0.46%	0.43%

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	447,390	$7.33
Granted – at discount	376,925	$27.69	$14.26
– at market value	21,959	$46.03	$14.18
Exercised	(103,282)	$4.47
Forfeited	(14,352)	$5.84

Outstanding at December 31, 2014	728,640	$19.55

At December 31, 2014, there were 134,921 stock options that were exercisable, 51,001 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for 2014, 2013 and 2012 was $2.6 million, $2.5 million and $3.1 million, respectively. The total intrinsic value of options exercised in 2014, 2013 and 2012 was $0.9 million, $4.7 million and $1.5 million, respectively.

The total compensation cost related to non-vested stock options not yet recognized at December 31, 2014 was $4.7 million and this cost is expected to be recognized over the weighted-average period of 2.30 years.

The cash tax benefit realized from stock option exercises totaled $0.9 million, $5.7 million and $2.7 million in 2014, 2013 and 2012, respectively. The excess tax benefit classified in financing activities was $0.4 million, $3.8 million and $2.2 million in 2014, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No stock options awards were modified in 2014, 2013 or 2012.

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2014 the liability for SEUs of $7.2 million is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2014	2013	2012
Dividend yield	1.29%	1.08%	0.00%
Volatility	26.0%	37.6%	43.8%
Risk free interest rate	1.10%	0.78%	0.36%

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2014:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	403,262	$3.64
Granted – at discount	54,713	$0.00	$33.84
– at market value	7,147	$46.03	$14.18
Exercised	(170,317)	$4.70
Forfeited	(8,242)	$5.49

Outstanding at December 31, 2014	286,563	$3.41

At December 31, 2014, there were 91,226 SEUs that were exercisable, 79,868 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The SEU compensation cost for 2014, 2013 and 2012 was $2.0 million, $7.1 million and $6.8 million, respectively. The total intrinsic value of SEUs exercised in 2014, 2013 and 2012 was $3.7 million, $2.2 million and $1.3 million, respectively.

The weighted-average remaining vesting period of non-vested SEUs is 1.17 years.

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

(in millions)	2014
Balance at January 1	$0.0
Compensation charge for the period	0.1

Balance at December 31	$0.1

The following assumptions were used in the Monte Carlo model at December 31, 2014:

2014
Dividend yield	1.29%
Volatility of Innospec’s share price	26.0%
Risk free interest rate	1.10%

Note 18.    Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for 2014 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(1.3)	See (¹) below
Amortization of actuarial net losses	5.4	See (¹) below

	4.1	Total before tax
	(0.8)	Income tax expense

	3.3	Net of tax

Total reclassifications	$3.3	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in accumulated other comprehensive loss for 2014, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2013	$(115.3)	$(31.0)	$(146.3)

Other comprehensive income/(loss) before reclassifications	0.0	(18.0)	(18.0)
Actuarial net gains/(losses) arising during the year	54.7	0.0	54.7
Amounts reclassified from AOCL	3.3	0.0	3.3

Net current period other comprehensive income/(loss)	58.0	(18.0)	40.0

Balance at December 31, 2014	$(57.3)	$(49.0)	$(106.3)

Note 19.    Recently Issued Accounting Pronouncements

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

Note 20.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2014, 2013 and 2012 the Company incurred fees payable to SGR of $1.1 million, $1.0 million and $0.8 million, respectively. As at December 31, 2014, the amount due to SGR from the Company was $0.1 million (December 31, 2013 – $0.2 million).

Note 21.    Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were not effective as of December 31, 2014 due to the material weakness described below.

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

On October 27, 2014, the Company acquired 100% of the membership interests in Independence Oilfield Chemicals LLC (“Independence”). Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting Independence’s internal control over financial reporting associated with total assets of $234.7 million (of which $150.8 million represents goodwill and other intangibles included within the scope of the assessment) and total revenues of $35.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014.

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 due to the material weakness described below.

Treatment of Intercompany Loans Denominated in Currencies Other Than the Entity’s Functional Currency:

The Company lacked effective controls to ensure the proper application of ASC 830, Foreign Currency Matters, related to the treatment of foreign currency gains or losses on intercompany loan balances denominated in currencies other than the entity’s functional currency. According to ASC 830, intercompany loans, denominated in currencies other than the entity’s functional currency are re-measured on a periodic basis with resulting gains or losses recorded to the consolidated statement of income. If settlement is not planned or anticipated in the foreseeable future, then foreign currency exchange gains and losses are to be recorded within accumulated other comprehensive income within the equity section of the balance sheet, as the transactions and balances are considered to be of a long-term investment nature. The Company determined it was incorrectly calculating foreign exchange on intercompany loan balances and incorrectly including gains and losses in other income/(expense) in the consolidated statement of income rather than accumulated other comprehensive income in the consolidated financial statements. The Company did not maintain effective internal control over the calculation of intercompany foreign currency exchange gains or losses and lacked an effective control to assess and document at inception whether or not intercompany loan balances are long-term in nature. The ineffectiveness of the control environment did not result in an adjustment to the current year financial statements or a restatement of prior year financial statements.

Our independent registered public accounting firm KPMG Audit Plc, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report is included in Item 8 of this Annual Report on Form 10-K.

The Company is currently engaged in carrying out its remediation plan which includes the following:

•	Performing a review and confirmation of the correct evaluation and documentation of certain intercompany loans including improving the processes and controls to ensure proper application of ASC 830;

•	Implementing additional procedures to ensure the calculation of foreign exchange gains and losses on intercompany loans to be included in other comprehensive income are correct.

Although the Company has made progress in this area, additional steps need to be taken, as indicated above, and sufficient time needs to elapse before management can conclude that newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company. As previously disclosed, we are continuing with the process of developing a new, company-wide, information system platform which began in 2011. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platform providing a fallback position. We implemented the new platform at the majority of our U.S. sites in the third quarter of 2013. Our next phase of implementation includes the majority of reporting units outside of the U.S. and is planned for the fourth quarter of 2015. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. As a consequence, none of the changes which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Re-Election of Two Class II Directors”, “Election of One Class II Director”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 (“the Proxy Statement”) is incorporated herein by reference.

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

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” and “Audit Committee Report” in the 2015 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2015 Proxy Statement is incorporated herein by reference.

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

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG Audit Plc dated February 17, 2015, are set forth in Item 8.

	(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

	(3)	Exhibits

		2.1	Membership Interest Purchase Agreement among IOC Holdings, LLC, Innospec Oil Field Chemicals, LLC and Innospec dated as of September 30, 2014 (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K on October 31, 2014).

		3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on March 16, 2006).

		3.2	Amended and Restated By-laws of the Company ( Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q on May 10, 2011).

		10.1	Executive Service Agreement of Mr. PJ Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

		10.2	Contract of Employment, Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

		10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

		10.4	Contract of Employment, Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

10.5	Contract of Employment, Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011).*

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. Sharesave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	$100,000,000 Multicurrency Revolving Facility Agreement dated December 14, 2011 with Lloyds TSB Bank plc as agent and security agent (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on December 19, 2011).

10.12	Contract of Employment, David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.13	Letters dated December 1, 2010 from the Board of Directors to the following officers regarding one off bonus payments: Patrick Williams, Ian P Cleminson, Philip J Boon, Ian McRobbie and Brian Watt (Incorporated by reference to Exhibit 10.12, 10.13, 10.14, 10.15 and 10.16 of the Company’s Form 10-K on February 18, 2011).*

10.14	Reward for Exceptional Performance One off Bonus Plan: January 2008 – December 2012: Brian Watt (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q on November 1, 2012). *

10.15	Supplemental Agreement, dated August 28, 2013, among the Company, certain subsidiaries of the Company, and various lenders, including Lloyds TSB Bank Plc, as agent and security agent (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on August 29, 2013).

10.16	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.17	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.18	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.19	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.20	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.21	Increase Confirmation Letter, dated July 31, 2014, among the Company, certain subsidiaries of the Company, and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2014).

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated) (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K on February 17, 2012).

16	Letter regarding change in certifying accountant dated June 17, 2011 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K on June 17, 2011).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

*	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2015:

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