Form 10-Q
period 2015-03-31
INNOSPEC INC.
filed 2015-05-06
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2015
Common Stock, par value $0.01	24,240,306

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions), for example, which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2014, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2015	2014

Net sales	$269.2	$220.7
Cost of goods sold	(187.4)	(155.0)

Gross profit	81.8	65.7
Operating expenses:
Selling, general and administrative	(48.7)	(42.0)
Research and development	(6.2)	(5.7)
Adjustment to fair value of contingent consideration	(3.5)	0.0

Total operating expenses	(58.4)	(47.7)

Operating income	23.4	18.0
Other net income	1.5	1.9
Interest expense, net	(1.0)	(0.9)

Income before income taxes	23.9	19.0
Income taxes	(6.0)	(2.1)

Net income	$17.9	$16.9

Earnings per share:
Basic	$0.74	$0.69

Diluted	$0.72	$0.69

Weighted average shares outstanding (in thousands):
Basic	24,301	24,362

Diluted	24,808	24,635

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Net income	$17.9	$16.9

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(8.0)	(1.2)
Amortization of prior service credit, net of tax of $0.1, and $0.1, respectively	(0.2)	(0.3)
Amortization of actuarial net losses, net of tax of $(0.3), and $(0.3), respectively	1.0	1.1

Total other comprehensive loss	(7.2)	(0.4)

Total comprehensive income	$10.7	$16.5

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46.5	$41.6
Short-term investments	5.2	4.7
Trade and other accounts receivable (less allowances of $3.7 and $3.9, respectively)	147.7	164.3
Inventories (less allowances of $9.8 and $10.2, respectively):
Finished goods	114.4	127.0
Work in progress	2.0	1.2
Raw materials	59.6	56.7

Total inventories	176.0	184.9
Current portion of deferred tax assets	8.4	8.4
Prepaid expenses	6.6	8.3
Prepaid income taxes	1.0	2.0

Total current assets	391.4	414.2
Property, plant and equipment:
Gross cost	185.7	187.0
Less accumulated depreciation	(105.7)	(106.2)

Net property, plant and equipment	80.0	80.8
Goodwill	275.9	276.1
Other intangible assets	178.6	181.1
Deferred finance costs	0.9	1.1
Deferred tax assets, net of current portion	0.7	0.7
Pension asset	48.9	45.2
Other non-current assets	0.4	0.7

Total assets	$976.8	$999.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59.4	$87.6
Accrued liabilities	71.9	77.2
Current portion of long-term debt	0.2	0.4
Current portion of finance leases	0.6	0.5
Current portion of plant closure provisions	4.9	5.7
Current portion of accrued income taxes	4.8	5.6
Current portion of acquisition-related contingent consideration	47.3	45.7
Current portion of deferred income	0.2	0.2

Total current liabilities	189.3	222.9
Long-term debt, net of current portion	139.0	139.0
Finance leases, net of current portion	2.3	1.7
Plant closure provisions, net of current portion	29.4	28.4
Unrecognized tax benefits, net of current portion	6.3	6.2
Deferred tax liabilities, net of current portion	25.3	23.0
Pension liability	9.3	10.4
Acquisition-related contingent consideration	51.4	49.5
Deferred income, net of current portion	0.8	0.9
Other non-current liabilities	1.6	2.0

Total liabilities	454.7	484.0

Stockholders’ equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	308.9	308.8
Treasury stock (5,291,396 and 5,263,481 shares at cost, respectively)	(83.3)	(78.7)
Retained earnings	409.7	391.8
Accumulated other comprehensive loss	(113.5)	(106.3)

Total stockholders’ equity	522.1	515.9

Total liabilities and stockholders’ equity	$976.8	$999.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$17.9	$16.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.5	7.4
Adjustment to fair value of contingent consideration	3.5	0.0
Deferred taxes	1.1	0.4
Excess tax benefit from stock-based payment arrangements	(0.7)	(0.2)
Cash contributions to defined benefit pension plans	(2.7)	(2.9)
Non-cash expense of defined benefit pension plans	0.2	1.0
Stock option compensation	0.9	0.6
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	14.1	14.2
Inventories	6.4	(1.1)
Prepaid expenses	1.5	1.5
Accounts payable and accrued liabilities	(33.1)	(21.4)
Accrued income taxes	0.2	8.0
Plant closure provisions	0.5	0.3
Unrecognized tax benefits	0.1	(4.0)
Other non-current assets and liabilities	(0.2)	0.2

Net cash provided by operating activities	18.2	20.9

Cash Flows from Investing Activities
Capital expenditures	(3.4)	(2.3)
Internally developed software	(2.7)	(1.5)
Purchase of short-term investments	(1.8)	(1.2)
Sale of short-term investments	1.1	2.0

Net cash used in investing activities	(6.8)	(3.0)

Cash Flows from Financing Activities
Repayments of revolving credit facility	0.0	(8.0)
Repayments of term loans	(0.2)	(0.3)
Excess tax benefit from stock-based payment arrangements	0.7	0.2
Issue of treasury stock	0.7	0.3
Repurchase of common stock	(6.3)	(0.2)

Net cash used in financing activities	(5.1)	(8.0)
Effect of foreign currency exchange rate changes on cash	(1.4)	0.0

Net change in cash and cash equivalents	4.9	9.9
Cash and cash equivalents at beginning of period	41.6	80.2

Cash and cash equivalents at end of period	$46.5	$90.1

Amortization of deferred finance costs of $0.2 million (2014 – $0.2 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$515.9
Net income				17.9		17.9
Changes in cumulative translation adjustment					(8.0)	(8.0)
Treasury stock re-issued		(1.5)	1.7			0.2
Treasury stock repurchased			(6.3)			(6.3)
Excess tax benefit from stock-based payment arrangements		0.7				0.7
Stock option compensation		0.9				0.9
Amortization of prior service credit, net of tax					(0.2)	(0.2)
Amortization of actuarial net losses, net of tax					1.0	1.0

Balance at March 31, 2015	$0.3	$308.9	$(83.3)	$409.7	$(113.5)	$522.1

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 17, 2015.

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

NOTE 2 – SEGMENTAL REPORTING

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. As expected, the Octane Additives segment continues to decline as our one remaining customer transitions to unleaded fuel.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2015	2014
Net sales:
Fuel Specialties	$199.4	$164.2
Performance Chemicals	57.6	56.1
Octane Additives	12.2	0.4

	$269.2	$220.7

Gross profit:
Fuel Specialties	$61.5	$52.0
Performance Chemicals	14.5	13.6
Octane Additives	5.8	0.1

	$81.8	$65.7

Operating income:
Fuel Specialties	$23.5	$25.8
Performance Chemicals	6.4	6.5
Octane Additives	5.1	(1.2)
Pension charge	0.0	(0.8)
Corporate costs	(8.1)	(12.3)
Fair value of contingent consideration	(3.5)	0.0

Total operating income	$23.4	$18.0

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

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2015	2014
Depreciation:
Fuel Specialties	$1.9	$1.2
Performance Chemicals	0.8	0.9
Octane Additives	0.1	0.1
Corporate	0.4	0.6

	$3.2	$2.8

Amortization:
Fuel Specialties	$3.2	$2.2
Performance Chemicals	1.0	1.3
Corporate	0.9	0.9

	$5.1	$4.4

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2015	2014
Numerator (in millions):
Net income available to common stockholders	$17.9	$16.9

Denominator (in thousands):
Weighted average common shares outstanding	24,301	24,362
Dilutive effect of stock options and awards	507	273

Denominator for diluted earnings per share	24,808	24,635

Net income per share, basic:	$0.74	$0.69

Net income per share, diluted:	$0.72	$0.69

In the three months ended March 31, 2015, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 33,734 (three months ended March 31, 2014 - 8,049).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	March 31, 2015	December 31, 2014
Gross cost (1)	$512.4	$512.6
Accumulated impairment losses	(236.5)	(236.5)

Net book amount	$275.9	$276.1

(1)	Gross cost for 2015 and 2014 is net of $298.5 million of historical accumulated amortization.

The movement in gross cost for the period is due to foreign currency translation.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2015	2014
Gross cost at January 1	$247.6	$175.5
Capitalization of internally developed software	2.7	1.5
Exchange effect	(0.1)	0.0

Gross cost at March 31	250.2	177.0

Accumulated amortization at January 1	(66.5)	(48.7)
Amortization expense	(5.1)	(4.4)
Exchange effect	0.0	0.1

Accumulated amortization at March 31	(71.6)	(53.0)

Net book amount at March 31	$178.6	$124.0

Capitalization of internally developed software

We are continuing with the implementation of our new, company-wide, information system platform. At March 31, 2015, we had capitalized $30.5 million (2014 – $20.1 million) in relation to this internally developed software.

Amortization expense

	Three Months Ended March 31
(in millions)	2015	2014
Product rights	$(0.9)	$(1.0)
Brand names	(0.3)	(0.1)
Technology	(0.9)	(0.6)
Customer relationships	(1.7)	(1.3)
Patents	0.0	(0.1)
Non-compete agreements	(0.2)	(0.2)
Marketing related	(0.2)	(0.2)
Internally developed software	(0.9)	(0.9)

Total	$(5.1)	$(4.4)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended March 31
(in millions)	2015	2014

Plan net pension credit/(charge):
Service cost	$(0.4)	$(0.4)
Interest cost on projected benefit obligation	(7.0)	(8.7)
Expected return on plan assets	8.4	9.3
Amortization of prior service credit	0.3	0.4
Amortization of actuarial net losses	(1.3)	(1.4)

	$0.0	$(0.8)

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan was $0.2 million in the first quarter of 2015 ($0.2 million - 2014).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total

Opening balance at January 1, 2015	$5.7	$0.5	$6.2
Additions for tax positions of prior periods	0.0	0.1	0.1

Closing balance at March 31, 2015	5.7	0.6	6.3
Current	0.0	0.0	0.0

Non-current	$5.7	$0.6	$6.3

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. One of the Company’s U.S. subsidiaries received notification in March 2015 of a federal income tax examination by the IRS in respect of 2013. It is currently anticipated that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at March 31, 2015.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2011 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2010 onwards), Switzerland (2013 onwards) and the United Kingdom (2013 onwards).

The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future. No taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2014 was approximately $743 million. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practicable to compute at this time.

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2015	December 31, 2014
Revolving credit facility	$139.0	$139.0
Other long-term debt	0.2	0.4

	139.2	139.4
Less current portion	(0.2)	(0.4)

	$139.0	$139.0

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

Movements in the provisions are summarized as follows:

	Three Months Ended March 31
(in millions)	2015	2014
Total at January 1	$34.1	$32.4
Charge for the period	1.1	0.7
Utilized in the period	(0.5)	(0.4)
Exchange effect	(0.4)	0.0

Total at March 31	34.3	32.7
Due within one year	(4.9)	(5.4)

Due after one year	$29.4	$27.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	March 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$46.5	$46.5	$41.6	$41.6
Short-term investments	5.2	5.2	4.7	4.7

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$139.2	$139.2	$139.4	$139.4
Finance leases (including current portion)	2.9	2.9	2.2	2.2
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	1.5	1.5	1.8	1.8
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	98.7	98.7	95.2	95.2
Stock equivalent units	5.2	5.2	7.2	7.2

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the revolving credit facility, which was entered into in December 2011. Finance leases relate to certain fixed assets in our oilfield specialties business. The carrying amount of long-term debt and finance leases approximates to the fair value.

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made on a quarterly basis.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2015 the contracts have maturity dates of up to eighteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2015 was a gain of $1.9 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2015, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $3.7 million.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	728,640	$19.55
Granted - at discount	54,717	$0.00	$36.18
- at market value	23,550	$43.95	$9.89
Exercised	(113,920)	$6.25
Forfeited	(3,931)	$16.49

Outstanding at March 31, 2015	689,056	$20.96

At March 31, 2015, there were 115,793 stock options that were exercisable, of which 39,000 had performance conditions attached.

The stock option compensation cost for the first three months of 2015 was $0.9 million (2014 – $0.6 million). The total intrinsic value of options exercised in the first three months of 2015 was $2.0 million (2014 – $0.5 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2015 was $5.7 million and this cost is expected to be recognized over the weighted-average period of 2.34 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2015:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2014	286,563	$3.41
Granted - at discount	69,280	$0.00	$36.65
- at market value	6,336	$43.95	$9.89
Exercised	(81,695)	$2.31
Forfeited	(1,495)	$29.56

Outstanding at March 31, 2015	278,989	$3.67

At March 31, 2015 there were 73,890 SEUs that are exercisable, of which 63,838 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first three months of 2015 was $1.0 million (2014 - $0.6 million). The total intrinsic value of SEUs exercised in the first three months of 2015 was $1.9 million (2014 – $3.0 million).

The weighted-average remaining vesting period of non-vested SEUs is 2.03 years.

Additional exceptional long-term incentive plan

A maximum of $3.0 million of our cash-settled long-term incentives is accounted for as share-based compensation and the fair value is calculated on a quarterly basis using a Monte Carlo model. The fair values at each of the balance sheet dates are summarized as follows:

(in millions)	2015	2014
Balance at January 1	$0.1	$0.0
Compensation charge for the period	0.1	0.1

Balance at March 31	$0.2	$0.1

The following assumptions were used in the Monte Carlo model at March 31:

	2015	2014
Dividend yield	1.19%	1.11%
Volatility of Innospec’s share price	25.91%	36.04%
Risk free interest rate	0.89%	0.90%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first three months of 2015 were:

	Amount	Affected Line Item in the
(in millions)	Reclassified	Statement where
Details about AOCL Components	from AOCL	Net Income is Presented

Defined benefit pension plan items:
Amortization of prior service credit	$(0.3)	See (1) below
Amortization of actuarial net losses	1.3	See (1) below

	1.0	Total before tax
	(0.2)	Income tax expense

	0.8	Net of tax

Total reclassifications	$0.8	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2015, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total

Balance at December 31, 2014	$(57.3)	$(49.0)	$(106.3)

Other comprehensive income/(loss) before reclassifications	0.0	(8.0)	(8.0)
Amounts reclassified from AOCL	0.8	0.0	0.8

Total other comprehensive income/(loss)	0.8	(8.0)	(7.2)

Balance at March 31, 2015	$(56.5)	$(57.0)	$(113.5)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2015 the Company incurred fees from SGR of $0.2 million (2014 – $0.1 million). As at March 31, 2015, the amount due to SGR from the Company was $0.1 million (December 31, 2014 - $0.1 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2015

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to contingencies, environmental liabilities, pensions, deferred tax and uncertain income tax positions, business combinations, goodwill, property, plant and equipment and other intangible assets (net of amortization). These policies have been discussed in the Company’s 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2015	2014

Net sales:
Fuel Specialties	$199.4	$164.2
Performance Chemicals	57.6	56.1
Octane Additives	12.2	0.4

	$269.2	$220.7

Gross profit:
Fuel Specialties	$61.5	$52.0
Performance Chemicals	14.5	13.6
Octane Additives	5.8	0.1

	$81.8	$65.7

Operating income:
Fuel Specialties	$23.5	$25.8
Performance Chemicals	6.4	6.5
Octane Additives	5.1	(1.2)
Pension charge	0.0	(0.8)
Corporate costs	(8.1)	(12.3)
Fair value of contingent consideration	(3.5)	0.0

Total operating income	$23.4	$18.0

	Three Months Ended March 31
(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$199.4	$164.2	$35.2	+21%
Performance Chemicals	57.6	56.1	1.5	+3%
Octane Additives	12.2	0.4	11.8	n/a

	$269.2	$220.7	$48.5	+22%

Gross profit:
Fuel Specialties	$61.5	$52.0	$9.5	+18%
Performance Chemicals	14.5	13.6	0.9	+7%
Octane Additives	5.8	0.1	5.7	n/a

	$81.8	$65.7	$16.1	+25%

Gross margin (%):
Fuel Specialties	30.8	31.7	-0.9
Performance Chemicals	25.2	24.2	+1.0
Octane Additives	47.5	25.0	+22.5
Aggregate	30.4	29.8	+0.6

Operating expenses:
Fuel Specialties	$(38.0)	$(26.2)	$(11.8)	+45%
Performance Chemicals	(8.1)	(7.1)	(1.0)	+14%
Octane Additives	(0.7)	(1.3)	0.6	n/a
Pension charge	0.0	(0.8)	0.8	-100%
Corporate costs	(8.1)	(12.3)	4.2	-34%

	$(54.9)	$(47.7)	$(7.2)	+15%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2015
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+7	+2	+27	-53	+4
Acquisitions	+48	0	0	0	+24
Price and product mix	+1	+4	-14	+9	0
Exchange rates	0	-18	-2	0	-7

	+56	-12	+11	-44	+21

Americas saw an increase in volumes as a result of higher demand, while benefiting from a slightly improved price and product mix. Acquisitions in the Americas, relating to Independence Oilfield Chemicals LLC, generated additional sales compared to the prior year. EMEA volumes increased from the prior year together with an improved price and product mix as a result of higher sales of higher margin products. Volumes were higher in ASPAC together with an adverse price and product mix related to one-off cost of goods sold variances. AvTel volumes were lower due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, while the price and product mix benefited from a favorable customer mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year decrease of 0.9 percentage points primarily reflected the lower margins currently achieved from our oilfield specialties businesses.

Operating expenses: the year on year increase of 45%, or $11.8 million, was due to $10.1 million of additional costs for the Independence business; together with a $1.9 million increase in selling expenses related to higher sales volumes in the Americas; and a $0.2 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2015
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+12	+31	-11	+16
Price and product mix	-1	-9	-6	-5
Exchange rates	-1	-19	-3	-8

	+10	+3	-20	+3

Volumes in the Americas and EMEA were higher, primarily due to increased Personal Care volumes. ASPAC volumes were lower across all our markets. Weaker pricing drove an adverse price and product mix for all our regions. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for all our regions.

Gross margin: the year on year increase of 1.0 percentage points, primarily driven by a greater proportion of sales from our higher margin Personal Care business.

Operating expenses: the year on year increase of 14%, or $1.0 million, was driven by higher research and development costs, additional headcount to support our Personal Care growth and the phasing of expenditure year over year.

Octane Additives

Net sales: the year on year increase of $11.8 million was primarily due to the timing of shipments with our one remaining customer.

Gross margin: the year on year increase of 22.5 percentage points is primarily a reflection of the higher sales in 2015.

Operating expenses: the year on year decrease of $0.6 million was due to the efficient management of the cost base.

Other Income Statement Captions

Pension charge: is non-cash, and was $0.0 million in 2015 compared to a $0.8 million net charge in 2014, primarily driven by a lower interest cost on the projected benefit obligation.

Corporate costs: the year on year decrease of 34%, or $4.2 million, related to $3.1 million lower legal, professional and other expenses; $1.4 million lower insurance claims; partly offset by $0.3 million higher personnel-related compensation, primarily due to higher accruals for share-based compensation.

Other net income/(expense): other net income of $1.5 million primarily related to net gains of $1.9 million on foreign currency forward exchange contracts. In 2014, other net income of $1.9 million primarily related to gains of $1.5 million on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $1.0 million in 2015 and $0.9 million in 2014.

Income taxes: the effective tax rate was 25.1% and 11.1% for the first three months of 2015 and 2014, respectively. The adjusted effective tax rate, once adjusted for income tax provisions was 24.7% in 2015 compared with 22.6% in 2014. The 2.1% increase in the adjusted effective tax rate was primarily due to the first quarter of 2015 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations as compared to the first quarter of 2014. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended March 31
(in millions)	2015	2014

Income before income taxes	$23.9	$19.0

Income taxes	$6.0	$2.1
Adjustment of income tax positions	(0.1)	2.2

	$5.9	$4.3

GAAP effective tax rate	25.1%	11.1%

Adjusted effective tax rate	24.7%	22.6%

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

(in millions)	March 31, 2015	December 31, 2014
Total current assets	$391.4	$414.2
Total current liabilities	(189.3)	(222.9)

Working capital	202.1	191.3
Less cash and cash equivalents	(46.5)	(41.6)
Less short-term investments	(5.2)	(4.7)
Less current portion of deferred tax assets	(8.4)	(8.4)
Less prepaid income taxes	(1.0)	(2.0)
Add back current portion of accrued income taxes	4.8	5.6
Add back current portion of long-term debt	0.2	0.4
Add back current portion of finance leases	0.6	0.5
Add back current portion of plant closure provisions	4.9	5.7
Add back current portion of acquisition-related contingent consideration	47.3	45.7
Add back current portion of deferred income	0.2	0.2

Adjusted working capital	$199.0	$192.7

In 2015 our adjusted working capital increased by $6.3 million, driven primarily by the timing of shipments in our Octane Additives business just prior to the quarter end which led to an increase in trade accounts receivable for that segment.

We had a $16.6 million decrease in trade and other accounts receivable in 2015, which is primarily related to the collection of receivables in our Fuel Specialties segment following high sales in the fourth quarter of 2014, partly offset by higher receivables in our Octane Additives segment. Days’ sales outstanding in our Fuel Specialties segment decreased from 52 days to 42 days (44 days – March 31, 2014) and remained unchanged at 48 days (52 days – March 31, 2014) in our Performance Chemicals segment.

We had an $8.9 million decrease in inventories in 2015, which is primarily related to lower inventories in our Fuel Specialties segment following high sales in the fourth quarter of 2014 and lower inventories in our Performance Chemicals segment due to lower production levels and lower cost raw materials. Days’ sales in inventory in our Fuel Specialties segment increased from 76 days to 80 days (79 days – March 31, 2014) and decreased in our Performance Chemicals segment from 99 days to 80 (83 days – March 31, 2014) days.

Prepaid expenses decreased $1.7 million in the first quarter of 2015 ($1.4 million – 2014) from $8.3 million to $6.6 million, primarily related to the normal expensing of prepaid costs.

We had a $33.5 million decrease in accounts payable and accrued liabilities in 2015, as our payables unwind following the higher sales in the fourth quarter of 2014, together with payments for personnel-related compensation in the first quarter of 2015. Creditor days in our Fuel Specialties segment decreased from 40 days to 28 days (30 days – March 31, 2014) and in our Performance Chemicals segment decreased from 31 days to 27 days (26 days – March 31, 2014).

Operating Cash Flows

We generated cash from operating activities of $18.2 million in 2015 compared to $20.9 million in 2014. Year over year cash from operating activities has been adversely impacted by additional working capital requirements, primarily related to the timing of shipments in our Octane Additives segment and significant changes in our income tax cash flows.

Cash

At March 31, 2015 and December 31, 2014 we had cash and cash equivalents of $46.5 million and $41.6 million, respectively, of which $35.2 million and $30.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At March 31, 2015 and December 31, 2014, the Company had short-term investments of $5.2 million and $4.7 million, respectively.

Debt

At March 31, 2015, the Company had $139.0 million of debt outstanding under the revolving credit facility, $0.2 million of debt financing within our Independence business and $2.9 million of obligations under finance leases relating to certain fixed assets within our Independence business.

The Company has a revolving credit facility that provides for borrowing of up to $200.0 million which expires on December 14, 2016 and may be drawn down in full in the U.S..

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The Company uses floating rate debt to finance its global operations. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The political and economic risks are mitigated by the stability of the major countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

The Company offers fixed prices for some long-term sales contracts. As manufacturing and raw material costs are subject to variability the Company, from time to time, uses commodity swaps to hedge the cost of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating costs of raw materials.

The Company’s exposure to market risk has been discussed in the Company’s 2014 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

Remediation of Existing Material Weaknesses:

The following material weakness that existed as of December 31, 2014 and reported in the Company’s 2014 Form 10-K filed on February 17, 2015, was remediated as of March 31, 2015:

Treatment of Intercompany Loans Denominated in Currencies Other Than the Entity’s Functional Currency:

The Company previously reported that it lacked effective internal control over financial reporting procedures to ensure the proper application of ASC 830, Foreign Currency Matters, (“ASC 830”), related to the treatment of foreign currency gains or losses on intercompany loan balances denominated in currencies other than the entity’s functional currency. The Company previously reported it did not maintain effective internal control over the calculation of intercompany foreign exchange gains or losses and lacked an effective control to assess and document at inception whether or not intercompany loan balances are long-term in nature. The ineffectiveness of the internal control environment with respect to the treatment of foreign currency gains or losses on intercompany loan balances has not resulted in an adjustment to any financial statements.

The Company has designed and implemented new internal control over financial reporting procedures to address this material weakness in the quarter. The Company has completed the remediation plan including the following:

•	Implemented and evidenced a monthly review of all loan balances to ensure the designation and documentation of certain intercompany loans is correct to ensure the proper application of ASC 830; and

•	Implemented additional control procedures to ensure the calculation of foreign exchange gains and losses on intercompany loans included in other comprehensive income is correct.

The Company has tested the operating effectiveness of the internal control over financial reporting steps described above, which are performed on a monthly basis, and concluded that, as of March 31, 2015, this previously reported material weakness has been remediated.

Except as otherwise discussed herein, there were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding risk factors appears in Item 1A of the Company’s 2014 Annual Report on Form 10-K and, in management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities, nor any purchases of equity securities by the issuer in the quarter ended March 31, 2015.

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

INNOSPEC INC.
Registrant

Date:	May 6, 2015	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date:	May 6, 2015	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer