Form 10-Q
period 2015-06-30
INNOSPEC INC.
filed 2015-08-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2015
Common Stock, par value $0.01	24,150,119

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

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2015	2014	2015	2014
Net sales	$242.9	$221.3	$512.1	$442.0
Cost of goods sold	(155.4)	(152.7)	(342.8)	(307.7)

Gross profit	87.5	68.6	169.3	134.3
Operating expenses:
Selling, general and administrative	(50.2)	(37.7)	(98.9)	(79.7)
Research and development	(6.5)	(5.6)	(12.7)	(11.3)
Adjustment to fair value of contingent consideration	26.6	0.0	23.1	0.0

Total operating expenses	(30.1)	(43.3)	(88.5)	(91.0)

Operating income	57.4	25.3	80.8	43.3
Other net income/(expense)	(4.7)	(0.7)	(3.2)	1.2
Interest expense, net	(0.9)	(0.8)	(1.9)	(1.7)

Income before income taxes	51.8	23.8	75.7	42.8
Income taxes	(17.3)	(5.3)	(23.3)	(7.4)

Net income	$34.5	$18.5	$52.4	$35.4

Earnings per share:
Basic	$1.43	$0.76	$2.16	$1.45

Diluted	$1.40	$0.75	$2.12	$1.44

Weighted average shares outstanding (in thousands):
Basic	24,202	24,401	24,251	24,382

Diluted	24,671	24,672	24,761	24,632

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net income	$34.5	$18.5	$52.4	$35.4

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	3.3	1.0	(4.7)	(0.2)
Amortization of prior service credit, net of tax of $0.0, $0.0, $0.1 and $0.1, respectively	(0.3)	(0.3)	(0.5)	(0.6)
Amortization of actuarial net losses, net of tax of $(0.3), $(0.3), $(0.6) and $(0.6), respectively	1.0	1.1	2.0	2.2

Total other comprehensive income/(loss)	4.0	1.8	(3.2)	1.4

Total comprehensive income	$38.5	$20.3	$49.2	$36.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64.3	$41.6
Short-term investments	5.5	4.7
Trade and other accounts receivable (less allowances of $3.9 and $3.9, respectively)	131.5	164.3
Inventories (less allowances of $9.4 and $10.2, respectively):
Finished goods	107.2	127.0
Work in progress	1.3	1.2
Raw materials	59.0	56.7

Total inventories	167.5	184.9
Current portion of deferred tax assets	8.2	8.4
Prepaid expenses	5.2	8.3
Prepaid income taxes	1.5	2.0
Assets held for sale	42.7	0.0

Total current assets	426.4	414.2
Property, plant and equipment:
Gross cost	153.9	187.0
Less accumulated depreciation	(81.4)	(106.2)

Net property, plant and equipment	72.5	80.8
Goodwill	268.4	276.1
Other intangible assets	175.9	181.1
Deferred finance costs	0.7	1.1
Deferred tax assets, net of current portion	0.7	0.7
Pension asset	52.5	45.2
Other non-current assets	1.3	0.7

Total assets	$998.4	$999.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(CONTINUED)

(in millions, except share and per share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$67.4	$87.6
Accrued liabilities	69.6	77.2
Current portion of long-term debt	0.0	0.4
Current portion of finance leases	0.6	0.5
Current portion of plant closure provisions	5.1	5.7
Current portion of accrued income taxes	3.9	5.6
Current portion of acquisition-related contingent consideration	39.0	45.7
Current portion of deferred income	0.2	0.2
Liabilities held for sale	7.8	0.0

Total current liabilities	193.6	222.9
Long-term debt, net of current portion	139.0	139.0
Finance leases, net of current portion	2.4	1.7
Plant closure provisions, net of current portion	29.9	28.4
Unrecognized tax benefits, net of current portion	6.3	6.2
Deferred tax liabilities, net of current portion	33.1	23.0
Pension liability	9.8	10.4
Acquisition-related contingent consideration, net of current portion	33.2	49.5
Deferred income, net of current portion	0.7	0.9
Other non-current liabilities	0.7	2.0

Total liabilities	448.7	484.0

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	309.9	308.8
Treasury stock (5,404,880 and 5,263,481 shares at cost, respectively)	(88.3)	(78.7)
Retained earnings	436.9	391.8
Accumulated other comprehensive loss	(109.5)	(106.3)

Total Innospec stockholders’ equity	549.3	515.9
Non-controlling interest	0.4	0.0

Total equity	549.7	515.9

Total liabilities and equity	$998.4	$999.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$52.4	$35.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.3	14.6
Adjustment to fair value of contingent consideration	(23.1)	0.0
Deferred taxes	10.5	0.8
Excess tax benefit from stock-based payment arrangements	(0.7)	(0.6)
Cash contributions to defined benefit pension plans	(5.2)	(5.8)
Non-cash expense of defined benefit pension plans	0.3	2.0
Stock option compensation	1.8	1.2
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	21.7	18.6
Inventories	1.5	(13.3)
Prepaid expenses	1.6	2.0
Accounts payable and accrued liabilities	(23.1)	(22.9)
Accrued income taxes	0.5	6.3
Plant closure provisions	1.4	(0.8)
Unrecognized tax benefits	0.1	(4.0)
Other non-current assets and liabilities	(1.9)	0.3

Net cash provided by operating activities	55.1	33.8
Cash Flows from Investing Activities
Capital expenditures	(7.3)	(5.9)
Business combinations, net of cash acquired	0.0	0.3
Internally developed software	(5.1)	(3.0)
Purchase of short-term investments	(3.7)	(3.3)
Sale of short-term investments	3.0	4.1

Net cash used in investing activities	(13.1)	(7.8)
Cash Flows from Financing Activities
Non-controlling interest	0.4	0.0
Repayments of revolving credit facility	0.0	(8.0)
Repayments of term loans	(0.4)	(0.5)
Excess tax benefit from stock-based payment arrangements	0.7	0.6
Dividend paid	(7.3)	(6.6)
Issue of treasury stock	0.7	0.4
Repurchase of common stock	(11.4)	(0.8)

Net cash used in financing activities	(17.3)	(14.9)
Effect of foreign currency exchange rate changes on cash	(0.9)	0.1

Net change in cash and cash equivalents	23.8	11.2
Cash and cash equivalents at beginning of period	41.6	80.2
Reclassification of cash to assets held for sale	(1.1)	0.0

Cash and cash equivalents at end of period	$64.3	$91.4

Amortization of deferred finance costs of $0.4 million (2014 – $0.4 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$0.0	$515.9
Net income				52.4			52.4
Dividend				(7.3)			(7.3)
Non-controlling interest						0.4	0.4
Changes in cumulative translation adjustment					(4.7)		(4.7)
Treasury stock reissued		(1.4)	1.8				0.4
Treasury stock repurchased			(11.4)				(11.4)
Excess tax benefit from stock-based payment arrangements		0.7					0.7
Stock option compensation		1.8					1.8
Amortization of prior service credit, net of tax					(0.5)		(0.5)
Amortization of actuarial net losses, net of tax					2.0		2.0

Balance at June 30, 2015	$0.3	$309.9	$(88.3)	$436.9	$(109.5)	$0.4	$549.7

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

When we use the terms “Innospec”, “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENTAL REPORTING

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is expected to decline in the near future as our one remaining refinery customer transitions to unleaded fuel.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net sales:
Fuel Specialties	$182.3	$145.1	$381.7	$309.3
Performance Chemicals	54.1	59.4	111.7	115.5
Octane Additives	6.5	16.8	18.7	17.2

	$242.9	$221.3	$512.1	$442.0

Gross profit:
Fuel Specialties	$68.9	$43.9	$130.4	$95.9
Performance Chemicals	14.8	15.3	29.3	28.9
Octane Additives	3.8	9.4	9.6	9.5

	$87.5	$68.6	$169.3	$134.3

Operating income:
Fuel Specialties	$27.8	$17.5	$51.3	$43.3
Performance Chemicals	7.5	7.8	13.9	14.3
Octane Additives	2.8	8.3	7.9	7.1
Pension credit/(charge)	0.1	(0.9)	0.1	(1.7)
Corporate costs	(7.4)	(7.4)	(15.5)	(19.7)
Adjustment to fair value of contingent consideration	26.6	0.0	23.1	0.0

Total operating income	$57.4	$25.3	$80.8	$43.3

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Depreciation:
Fuel Specialties	$2.0	$1.0	$3.9	$2.2
Performance Chemicals	0.8	1.0	1.6	1.9
Octane Additives	0.1	0.1	0.2	0.2
Corporate	0.4	0.5	0.8	1.1

	$3.3	$2.6	$6.5	$5.4

Amortization:
Fuel Specialties	$3.2	$2.1	$6.4	$4.3
Performance Chemicals	1.1	1.3	2.1	2.6
Corporate	1.0	1.0	1.9	1.9

	$5.3	$4.4	$10.4	$8.8

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator (in millions):
Net income available to common stockholders	$34.5	$18.5	$52.4	$35.4

Denominator (in thousands):
Weighted average common shares outstanding	24,202	24,401	24,251	24,382
Dilutive effect of stock options and awards	469	271	510	250

Denominator for diluted earnings per share	24,671	24,672	24,761	24,632

Net income per share, basic:	$1.43	$0.76	$2.16	$1.45

Net income per share, diluted:	$1.40	$0.75	$2.12	$1.44

In the three and six months ended June 30, 2015, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 21,959 and 33,734 respectively (three and six months ended June 30, 2014–16,097 and 8,049 respectively).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	June 30, 2015	December 31, 2014
Gross cost (1)	$504.9	$512.6
Accumulated impairment losses	(236.5)	(236.5)

Net book amount	$268.4	$276.1

(1)	Gross cost for 2015 and 2014 is net of $298.5 million of historical accumulated amortization.

The movement in gross cost for the period is due to the reclassification of $7.6 million of goodwill related to the Aroma Chemicals business (see Note 6 of the Notes to the Consolidated Financial Statements for additional information) and foreign currency translation of $0.1 million.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2015	2014
Gross cost at January 1	$247.6	$175.5
Capitalization of internally developed software	5.1	3.0
Exchange effect	0.0	0.1

Gross cost at June 30	252.7	178.6

Accumulated amortization at January 1	(66.5)	(48.7)
Amortization expense	(10.4)	(8.8)
Exchange effect	0.1	0.0

Accumulated amortization at June 30	(76.8)	(57.5)

Net book amount at June 30	$175.9	$121.1

Capitalization of internally developed software

We are continuing with the implementation of our new, company-wide, information system platform. At June 30, 2015, we had capitalized $32.9 million (2014 – $22.5 million) in relation to this internally developed software.

Amortization expense

	Six Months Ended June 30
(in millions)	2015	2014
Product rights	$(1.9)	$(1.9)
Brand names	(0.6)	(0.3)
Technology	(1.7)	(1.2)
Customer relationships	(3.4)	(2.5)
Patents	0.0	(0.2)
Non-compete agreements	(0.5)	(0.4)
Marketing related	(0.4)	(0.4)
Internally developed software	(1.9)	(1.9)

Total	$(10.4)	$(8.8)

NOTE 6 – ASSETS AND LIABILITIES HELD FOR SALE

As at June 30, 2015, the Company had initiated, and subsequent to the period end completed, the disposal of its Aroma Chemicals business, Innospec Widnes Limited. As a result, the assets and liabilities of the Aroma Chemicals business have been classified as “held for sale”. As such the assets of the business are shown in the Consolidated Balance Sheet at June 30, 2015 under the heading of “Assets held for sale” and the liabilities are shown under “Liabilities held for sale”.

Assets held for sale are required to be measured at the lower of the carrying value or the fair value, less the costs to sell. No impairment was recognized in the quarter ended June 30, 2015 in relation to the disposal of the Aroma Chemicals business.

The following table presents the aggregate carrying amount of the major classes of assets and liabilities related to the Aroma Chemicals business held for sale as of June 30, 2015:

(in millions)
Assets
Trade and other accounts receivable	$9.9
Inventories	14.7
Other current assets	1.5
Property, plant and equipment	9.0
Goodwill	7.6

Total assets	$42.7

Liabilities
Accounts payable and accrued liabilities	$5.7
Accrued income taxes	1.6
Plant closure provision	0.3
Other liabilities	0.2

Total liabilities	$7.8

NOTE 7 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Plan net pension credit/(charge):
Service cost	$(0.3)	$(0.4)	$(0.7)	$(0.8)
Interest cost on projected benefit obligation	(6.8)	(8.8)	(13.8)	(17.5)
Expected return on plan assets	8.2	9.4	16.6	18.7
Amortization of prior service credit	0.3	0.3	0.6	0.7
Amortization of actuarial net losses	(1.3)	(1.4)	(2.6)	(2.8)

	$0.1	$(0.9)	$0.1	$(1.7)

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three and six months ended June 30, 2015, was $0.2 million and $0.4 million, respectively (three and six months ended June 30, 2014–$0.1 million and $0.3 million, respectively).

NOTE 8 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2015	$5.7	$0.5	$6.2
Additions for tax positions of prior periods	0.0	0.1	0.1

Closing balance at June 30, 2015	5.7	0.6	6.3
Current	0.0	0.0	0.0

Non-current	$5.7	$0.6	$6.3

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. One of the Company’s U.S. subsidiaries received notification in March 2015 of a federal income tax examination by the IRS in respect of 2013. It is currently anticipated that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at June 30, 2015.

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

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2015	December 31, 2014
Revolving credit facility	$139.0	$139.0
Other long-term debt	0.0	0.4

	139.0	139.4
Less current portion	0.0	(0.4)

	$139.0	$139.0

NOTE 10 – PLANT CLOSURE PROVISIONS

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

Movements in the provisions are summarized as follows:

	Six Months Ended June 30
(in millions)	2015	2014
Total at January 1	$34.1	$32.4
Charge for the period	2.1	1.4
Utilized in the period	(0.6)	(1.2)
Released in the period	0.0	(1.0)
Reclassify liabilities held for sale	(0.3)	0.0
Exchange effect	(0.3)	0.0

Total at June 30	35.0	31.6
Due within one year	(5.1)	(4.8)

Due after one year	$29.9	$26.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	June 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$64.3	$64.3	$41.6	$41.6
Short-term investments	5.5	5.5	4.7	4.7
Liabilities
Non-derivatives:
Long-term debt (including current portion)	$139.0	$139.0	$139.4	$139.4
Finance leases (including current portion)	3.0	3.0	2.2	2.2
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.6	0.6	1.8	1.8
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration (including current portion)	72.2	72.2	95.2	95.2
Stock equivalent units	5.4	5.4	7.2	7.2

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. During the quarter the company has reassessed the fair value of the acquisition-related contingent consideration resulting in a credit to the income statement of $29.9 million partially offset by the accretion charge for the quarter of $3.3 million.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method.

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2015 the contracts have maturity dates of up to eighteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2015 was a loss of $1.1 million.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2015, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $2.7 million.

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

NOTE 14 – STOCK-BASED COMPENSATION PLANS

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	728,640	$19.55
Granted - at discount	54,717	$0.00	$36.18
- at market value	23,550	$43.95	$9.89
Exercised	(114,920)	$6.20
Forfeited	(4,231)	$15.32

Outstanding at June 30, 2015	687,756	$20.99

At June 30, 2015, there were 114,793 stock options that were exercisable, of which 39,000 had performance conditions attached.

The stock option compensation cost for the first six months of 2015 was $1.8 million (2014 – $1.2 million). The total intrinsic value of options exercised in the first six months of 2015 was $2.0 million (2014 – $0.7 million).

The total compensation cost related to non-vested stock options not yet recognized at June 30, 2015 was $5.0 million and this cost is expected to be recognized over the weighted-average period of 2.13 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2015:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	286,563	$3.41
Granted - at discount	69,280	$0.00	$36.65
- at market value	7,552	$43.95	$9.89
Exercised	(89,680)	$2.10
Forfeited	(1,495)	$29.56

Outstanding at June 30, 2015	272,220	$3.95

At June 30, 2015 there were 66,905 SEUs that are exercisable, of which 56,853 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first six months of 2015 was $1.4 million (2014 – $1.0 million). The total intrinsic value of SEUs exercised in the first six months of 2015 was $2.1 million (2014 – $3.0 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.79 years.

Additional exceptional long-term incentive plan

A maximum of $3.0 million of our cash-settled long-term incentives is accounted for as share-based compensation and the fair value is calculated on a quarterly basis using a Monte Carlo model. The fair values at each of the balance sheet dates are summarized as follows:

(in millions)	2015	2014
Balance at January 1	$0.1	$0.0
Compensation charge for the period	0.0	0.1

Balance at June 30	$0.1	$0.1

The following assumptions were used in the Monte Carlo model at June 30:

	2015	2014
Dividend yield	1.29%	1.20%
Volatility of Innospec’s share price	24.38%	34.26%
Risk free interest rate	1.01%	0.88%

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first six months of 2015 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.6)	See (¹) below
Amortization of actuarial net losses	2.6	See (¹) below

	2.0	Total before tax
	(0.5)	Income tax expense

	1.5	Net of tax

Total reclassifications	$1.5	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2015, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2014	$(57.3)	$(49.0)	$(106.3)

Other comprehensive income/(loss) before reclassifications	0.0	(4.7)	(4.7)
Amounts reclassified from AOCL	1.5	0.0	1.5

Total other comprehensive income/(loss)	1.5	(4.7)	(3.2)

Balance at June 30, 2015	$(55.8)	$(53.7)	$(109.5)

NOTE 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 17 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2015 the Company incurred fees from SGR of $0.2 million (2014 – $0.2 million). As at June 30, 2015, the amount due to SGR from the Company was $0.0 million (December 31, 2014 – $0.1 million).

NOTE 18 – SUBSEQUENT EVENTS

On July 6, 2015 the Company completed the divestment of 100% of its equity interest in its Aroma Chemicals business, Innospec Widnes Limited, for cash consideration of $41.5 million after transaction costs. The total consideration will be subject to a potential net working capital adjustment, yet to be agreed with the purchaser.

(in millions)
Total consideration	$41.5
Net assets disposed	(33.9)
Other effects	(5.7)

Net gain	$1.9

Other effects include foreign exchange losses transferred to the income statement

During the six month period ended June 30, 2015 the Aroma Chemicals business generated pre-tax profits amounting to $2.6 million (2014: $6.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2015

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net sales:
Fuel Specialties	$182.3	$145.1	$381.7	$309.3
Performance Chemicals	54.1	59.4	111.7	115.5
Octane Additives	6.5	16.8	18.7	17.2

	$242.9	$221.3	$512.1	$442.0

Gross profit:
Fuel Specialties	$68.9	$43.9	$130.4	$95.9
Performance Chemicals	14.8	15.3	29.3	28.9
Octane Additives	3.8	9.4	9.6	9.5

	$87.5	$68.6	$169.3	$134.3

Operating income:
Fuel Specialties	$27.8	$17.5	$51.3	$43.3
Performance Chemicals	7.5	7.8	13.9	14.3
Octane Additives	2.8	8.3	7.9	7.1
Pension credit/(charge)	0.1	(0.9)	0.1	(1.7)
Corporate costs	(7.4)	(7.4)	(15.5)	(19.7)
Adjustment to fair value of contingent consideration	26.6	0.0	23.1	0.0

Total operating income	$57.4	$25.3	$80.8	$43.3

	Three Months Ended June 30
(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$182.3	$145.1	$37.2	+26%
Performance Chemicals	54.1	59.4	(5.3)	-9%
Octane Additives	6.5	16.8	(10.3)	-61%

	$242.9	$221.3	$21.6	+10%

Gross profit:
Fuel Specialties	$68.9	$43.9	$25.0	+57%
Performance Chemicals	14.8	15.3	(0.5)	-3%
Octane Additives	3.8	9.4	(5.6)	-60%

	$87.5	$68.6	$18.9	+28%

Gross margin (%):
Fuel Specialties	37.8	30.3	+7.5
Performance Chemicals	27.4	25.8	+1.6
Octane Additives	58.5	56.0	+2.5
Aggregate	36.0	31.0	+5.0

Operating expenses:
Fuel Specialties	$(41.1)	$(26.4)	$(14.7)	+56%
Performance Chemicals	(7.3)	(7.5)	0.2	-3%
Octane Additives	(1.0)	(1.1)	0.1	-9%
Pension credit/(charge)	0.1	(0.9)	1.0	n/a
Corporate costs	(7.4)	(7.4)	0.0	0%
Adjustment to fair value of contingent consideration	26.6	0.0	26.6	n/a

	$(30.1)	$(43.3)	$13.2	-30%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2015
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-9	+28	-5	+6	+4
Acquisitions	+56	0	0	0	+29
Price and product mix	0	-3	-2	+11	-1
Exchange rates	0	-19	-2	0	-6

	+47	+6	-9	+17	+26

Revenues in the Americas were flat, after excluding oilfield specialties which declined year over year. Oilfield specialties revenues increased by 2 percent sequentially over the first quarter. Acquisitions in the Americas, relating to Independence Oilfield Chemicals LLC, generated additional sales compared to the prior year. EMEA volumes increased from the prior year driven by strong performance in our core markets. Volumes were lower in ASPAC as a result of the phasing of sales from the second quarter into a strong first quarter. Price and product mix in ASPAC adversely impacted the second quarter. AvTel volumes were higher due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, with an improved price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 7.5 percentage points primarily reflected the higher margins achieved in the Americas including our oilfield specialties businesses, together with the higher margin contribution from AvTel.

Operating expenses: the year on year increase of 56%, or $14.7 million, was due to $11.2 million of additional costs for the Independence business; together with a $3.6 million increase in selling expenses primarily related to sales volumes in the Americas; and a $0.1 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2015
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+4	+7	+2	+4
Price and product mix	-3	-7	-8	-5
Exchange rates	-2	-17	-5	-8

	-1	-17	-11	-9

Volumes in the Americas and EMEA were higher, primarily due to increased Personal Care volumes. ASPAC volumes were higher due to increased Fragrance ingredients volumes. The adverse impact of pricing pressures and product mix was seen in all our markets except for Personal Care. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for all our regions.

Gross margin: the year on year increase of 1.6 percentage points, primarily driven by a greater proportion of sales from our higher margin Personal Care business.

Operating expenses: the year on year decrease of 3%, or $0.2 million, was primarily due to the phasing of expenditure year over year.

Octane Additives

Net sales: the year on year decrease of $10.3 million was primarily due to the timing of shipments with our one remaining refinery customer.

Gross margin: the year on year increase of 2.5 percentage points is driven by the timing of orders and production for our one remaining refinery customer.

Operating expenses: the year on year decrease of $0.1 million was due to the continuing efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.1 million credit in 2015 compared to a $0.9 million net charge in 2014, primarily driven by a greater reduction in the interest cost on the projected benefit obligation compared to the reduction in the expected return on plan assets.

Corporate costs: were unchanged from the prior year. Legal, professional and other expenses were $1.7 million lower, primarily due to legal fees recovered in the quarter. Personnel-related compensation was $1.7 million higher, driven by the timing of bonus accruals and the net release of a severance provision in the prior year.

Adjustment to fair value of contingent consideration: the credit of $26.6 million relates to an adjustment of the carrying value of our liability for contingent consideration related to the Independence acquisition of $29.9 million, partially offset by the accretion charge of $3.3 million for the quarter.

Other net income/(expense): other net expense of $4.7 million primarily related to net losses of $3.0 million on foreign currency forward exchange contracts; together with $1.7 million of losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2014, other net expense of $0.7 million related to losses of $0.7 million on foreign currency forward exchange contracts.

Interest expense, net: was $0.9 million in 2015 and $0.8 million in 2014.

Income taxes: the effective tax rate was 33.4% and 22.3% in the second quarter of 2015 and 2014, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration, was 26.9% in the second quarter of 2015 compared with 22.3% in the second quarter of 2014. The 4.6% increase in the adjusted effective tax rate was primarily due to the impact of the geographical split of taxable profits in the second quarter. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended June 30
(in millions)	2015	2014
Income before income taxes	$51.8	$23.8
Adjustment to fair value of contingent consideration	(29.9)	0.0

	21.9	23.8

Income taxes	17.3	5.3
Tax on adjustment to fair value of contingent consideration	(11.4)	0.0

	$5.9	$5.3

GAAP effective tax rate	33.4%	22.3%
Adjusted effective tax rate	26.9%	22.3%

	Six Months Ended June 30
(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$381.7	$309.3	$72.4	+23%
Performance Chemicals	111.7	115.5	(3.8)	-3%
Octane Additives	18.7	17.2	1.5	+9%

	$512.1	$442.0	$70.1	+16%

Gross profit:
Fuel Specialties	$130.4	$95.9	$34.5	+36%
Performance Chemicals	29.3	28.9	0.4	+1%
Octane Additives	9.6	9.5	0.1	+1%

	$169.3	$134.3	$35.0	+26%

Gross margin (%):
Fuel Specialties	34.2	31.0	+3.2
Performance Chemicals	26.2	25.0	+1.2
Octane Additives	51.3	55.2	-3.9
Aggregate	33.1	30.4	+2.7

Operating expenses:
Fuel Specialties	$(79.1)	$(52.6)	$(26.5)	+50%
Performance Chemicals	(15.4)	(14.6)	(0.8)	+5%
Octane Additives	(1.7)	(2.4)	0.7	-29%
Pension charge	0.1	(1.7)	1.8	n/a
Corporate costs	(15.5)	(19.7)	4.2	-21%
Adjustment to fair value of contingent consideration	23.1	0.0	23.1	n/a

	$(88.5)	$(91.0)	$2.5	+3%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2015
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-1	+13	+10	-25	+3
Acquisitions	+52	0	0	0	+26
Price and product mix	+1	0	-8	+9	0
Exchange rates	0	-18	-2	0	-6

	+52	-5	0	-16	+23

Revenues in the Americas were higher than the prior year as a result of increased volumes, after excluding oilfield specialties. Acquisitions in the Americas, relating to Independence Oilfield Chemicals LLC, generated additional sales compared to the prior year. EMEA volumes increased from the prior year driven by strong performance in our core markets. Volumes were higher in ASPAC driven by a strong first quarter. An adverse price and product mix in ASPAC negatively impacted revenues primarily due to sales of lower margin products compared to the prior year. AvTel volumes were lower due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, with an improved price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 3.2 percentage points primarily reflected the higher margins achieved in the Americas including our oilfield specialties businesses, together with the higher margin contribution from AvTel.

Operating expenses: the year on year increase of 50%, or $26.5 million, was due to $21.3 million of additional costs for the Independence business; together with a $5.6 million increase in selling expenses primarily related to sales volumes in the Americas; and a $0.4 million decrease in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2015
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+7	+18	-4	+10
Price and product mix	-2	-7	-7	-4
Exchange rates	-1	-19	-4	-9

	+4	-8	-15	-3

Volumes in the Americas and EMEA were higher, primarily due to increased Personal Care volumes which offset adverse pricing pressures affecting the price and product mix in other markets. ASPAC volumes were lower despite increased Fragrance ingredients volumes, with adverse pricing pressures affecting price and product mix in all our markets except for Personal Care. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for all our regions.

Gross margin: the year on year increase of 1.2 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business.

Operating expenses: the year on year increase of 5%, or $0.8 million was primarily due to higher research and development costs together with additional headcount to support our Personal Care growth.

Octane Additives

Net sales: the year on year increase of $1.5 million was primarily due to the timing of shipments with our one remaining refinery customer.

Gross margin: the year on year decrease of 3.9 percentage points is driven by the timing of orders and production for our one remaining refinery customer.

Operating expenses: the year on year decrease of $0.7 million was due to the continuing efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.1 million net credit in 2015 compared to a $1.7 million net charge in 2014, primarily driven by a greater reduction in the interest cost on the projected benefit obligation compared to the reduction in the expected return on plan assets.

Corporate costs: the year on year decrease of 34%, or $4.2 million, related to $4.8 million lower legal, professional and other expenses; $1.4 million lower insurance claims; partly offset by $2.0 million higher personnel-related compensation, including higher accruals for share-based compensation and the net release of a severance provision in the prior year.

Adjustment to fair value of contingent consideration: the credit of $23.1 million relates to an adjustment of the carrying value of our liability for contingent consideration related to the Independence acquisition of $29.9 million offset by the accretion charge of $6.8 million for the first six months.

Other net income/(expense): other net expense of $3.2 million primarily related to net losses of $1.1 million on foreign currency forward exchange contracts; together with $2.1 million of losses on translation of net assets denominated in non-functional currencies in our European businesses. In 2014, other net income of $1.2 million primarily related to gains of $1.8 million on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by losses of $0.7 million on foreign currency forward exchange contracts.

Interest expense, net: was $1.9 million in 2015 and $1.7 million in 2014.

Income taxes: the effective tax rate was 30.8% and 17.3% in the first six months of 2015 and 2014, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration and the adjustment of income tax positions, was 25.8% in the first six months of 2015 compared with 22.4% in the same period in 2014. The 3.4% increase in the adjusted effective tax rate was primarily due to the impact of the geographical split of taxable profits compared to the first six months of 2014. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Six Months Ended June 30
(in millions)	2015	2014
Income before income taxes	$75.7	$42.8
Adjustment to fair value of contingent consideration	(29.9)	0.0

	45.8	42.8

Income taxes	23.3	7.4
Adjustment of income tax positions	(0.1)	2.2
Tax on adjustment to fair value of contingent consideration	(11.4)	0.0

	$11.8	$9.6

GAAP effective tax rate	30.8%	17.3%
Adjusted effective tax rate	25.8%	22.4%

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

(in millions)	June 30, 2015	December 31, 2014
Total current assets	$426.4	$414.2
Total current liabilities	(193.6)	(222.9)

Working capital	232.8	191.3
Less cash and cash equivalents	(64.3)	(41.6)
Less short-term investments	(5.5)	(4.7)
Less current portion of deferred tax assets	(8.2)	(8.4)
Less prepaid income taxes	(1.5)	(2.0)
Less assets held for sale	(42.7)	0.0
Add back current portion of accrued income taxes	3.9	5.6
Add back current portion of long-term debt	0.0	0.4
Add back current portion of finance leases	0.6	0.5
Add back current portion of plant closure provisions	5.1	5.7
Add back current portion of acquisition-related contingent consideration	39.0	45.7
Add back current portion of deferred income	0.2	0.2
Add back liabilities held for sale	7.8	0.0

Adjusted working capital	$167.2	$192.7

In 2015 our adjusted working capital decreased by $25.5 million, being driven by the collection of accounts receivable following higher sales in the fourth quarter of 2014, together with the reduction of payables to a more normalized level and the reclassification of the assets and liabilities in our Aroma Chemicals business as held for sale.

We had a $32.8 million decrease in trade and other accounts receivable in 2015, which is primarily related to the collection of receivables in our Fuel Specialties segment following high sales in the fourth quarter of 2014, together with the reclassification of receivables in our Aroma Chemicals business into assets held for sale at the end of the second quarter. Days’ sales outstanding in our Fuel Specialties segment decreased from 52 days to 45 days (44 days – June 30, 2014) and increased from 48 days to 52 days (52 days – June 30, 2014) in our Performance Chemicals segment.

We had a $17.4 million decrease in inventories in 2015, which is primarily related to the reclassification of inventories in our Aroma Chemicals business into assets held for sale at the end of the second quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 76 days to 94 days (93 days – June 30, 2014) and remained unchanged in our Performance Chemicals segment at 99 days (92 days – June 30, 2014).

Prepaid expenses decreased by $3.1 million in the first six months of 2015 ($1.9 million – 2014) from $8.3 million to $5.2 million, primarily related to the normal expensing of prepaid costs together with the reclassification of prepayments in our Aroma Chemicals business into assets held for sale at the end of the second quarter.

We had a $27.8 million decrease in accounts payable and accrued liabilities in 2015, as our payables unwound following the higher sales in the fourth quarter of 2014, together with payments for personnel-related compensation in the first quarter of 2015. In addition we have reclassified liabilities in our Aroma Chemicals business into liabilities held for sale at the end of the second quarter. Creditor days in our Fuel Specialties segment increased from 40 days to 41 days (29 days – June 30, 2014) and in our Performance Chemicals segment remained unchanged at 31 days (25 days – June 30, 2014).

Operating Cash Flows

We generated cash from operating activities of $55.1 million in 2015 compared to $33.8 million in 2014. Year over year cash from operating activities has benefited from improved operating income and lower working capital requirements driven by a reduction in the inventory in our Fuel Specialties segment during the first six months of 2015.

Cash

At June 30, 2015 and December 31, 2014 we had cash and cash equivalents of $64.3 million and $41.6 million, respectively, of which $46.6 million and $30.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At June 30, 2015 and December 31, 2014, the Company had short-term investments of $5.5 million and $4.7 million, respectively.

Debt

At June 30, 2015, the Company had $139.0 million of debt outstanding under the revolving credit facility and $3.0 million of obligations under finance leases relating to certain fixed assets within our Independence business.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

There were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no unregistered sales of equity securities.

On May 12, 2014, the Company announced that its board of directors has authorized the Company to repurchase up to an aggregate of $20 million of its shares of common stock. These purchases may be made from time to time, at the discretion of the Company’s officers, on the open market or otherwise.

During the quarter ended June 30, 2015, we repurchased 114,064 shares of our common stock at a cost of $5.1 million, with $4.0 million remaining under the 2014 authorization at June 30, 2015.

The following table provides information about our repurchases of equity securities during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2015 through April 30, 2015	22,797	$46.10	22,797	$8.0
May 1, 2015 through May 31, 2015	67,300	$44.02	67,300	$5.0
June 1, 2015 through June 30, 2015	23,967	$43.15	23,967	$4.0

Total	114,064	$44.25	114,064

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: August 5, 2015	By	/S/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: August 5, 2015	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer