Form 10-Q
period 2015-09-30
INNOSPEC INC.
filed 2015-11-04
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2015
Common Stock, par value $0.01	24,082,195

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example,) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2014, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2015	2014	2015	2014
Net sales	$254.2	$228.2	$766.3	$670.2
Cost of goods sold	(163.8)	(154.6)	(506.6)	(462.3)

Gross profit	90.4	73.6	259.7	207.9
Operating expenses:
Selling, general and administrative	(52.7)	(42.4)	(151.6)	(122.1)
Research and development	(6.6)	(6.0)	(19.3)	(17.3)
Adjustment to fair value of contingent consideration	8.5	0.0	31.6	0.0
Profit on disposal of subsidiary	1.6	0.0	1.6	0.0

Total operating expenses	(49.2)	(48.4)	(137.7)	(139.4)

Operating income	41.2	25.2	122.0	68.5
Other net income/(expense)	1.2	1.0	(2.0)	2.2
Interest expense, net	(1.0)	(0.8)	(2.9)	(2.5)

Income before income taxes	41.4	25.4	117.1	68.2
Income taxes	(5.8)	(4.6)	(29.1)	(12.0)

Net income	$35.6	$20.8	$88.0	$56.2

Earnings per share:
Basic	$1.48	$0.85	$3.64	$2.30

Diluted	$1.45	$0.83	$3.57	$2.26

Weighted average shares outstanding (in thousands):
Basic	24,121	24,420	24,162	24,394

Diluted	24,611	24,915	24,660	24,849

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Net income	$35.6	$20.8	$88.0	$56.2

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	5.1	(6.0)	0.4	(6.2)
Amortization of prior service credit, net of tax of $0.1, $0.1, $0.2 and $0.2, respectively	(0.2)	(0.2)	(0.7)	(0.8)
Amortization of actuarial net losses, net of tax of $(0.2), $(0.2), $(0.8) and $(0.8), respectively	1.1	1.1	3.1	3.3

Total other comprehensive income/(loss)	6.0	(5.1)	2.8	(3.7)

Total comprehensive income	$41.6	$15.7	$90.8	$52.5

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127.7	$41.6
Short-term investments	5.1	4.7
Trade and other accounts receivable (less allowances of $3.8 and $3.9, respectively)	130.2	164.3
Inventories (less allowances of $9.6 and $10.2, respectively):
Finished goods	109.6	127.0
Work in progress	2.0	1.2
Raw materials	55.2	56.7

Total inventories	166.8	184.9
Current portion of deferred tax assets	8.1	8.4
Prepaid expenses	3.9	8.3
Prepaid income taxes	1.6	2.0

Total current assets	443.4	414.2
Property, plant and equipment:
Gross cost	158.4	187.0
Less accumulated depreciation	(84.3)	(106.2)

Net property, plant and equipment	74.1	80.8
Goodwill	268.3	276.1
Other intangible assets	172.6	181.1
Deferred finance costs	0.5	1.1
Deferred tax assets, net of current portion	0.7	0.7
Pension asset	56.3	45.2
Other non-current assets	0.9	0.7

Total assets	$1,016.8	$999.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and Equity
Current liabilities:
Bank overdraft	$7.6	$0.0
Accounts payable	67.2	87.6
Accrued liabilities	69.1	77.2
Current portion of long-term debt	0.0	0.4
Current portion of finance leases	0.7	0.5
Current portion of plant closure provisions	3.8	5.7
Current portion of accrued income taxes	4.5	5.6
Current portion of acquisition-related contingent consideration	43.6	45.7
Current portion of deferred income	0.2	0.2

Total current liabilities	196.7	222.9
Long-term debt, net of current portion	127.0	139.0
Finance leases, net of current portion	2.4	1.7
Plant closure provisions, net of current portion	31.2	28.4
Unrecognized tax benefits, net of current portion	3.6	6.2
Deferred tax liabilities, net of current portion	37.0	23.0
Pension liability	9.9	10.4
Acquisition-related contingent consideration, net of current portion	20.0	49.5
Deferred income, net of current portion	0.7	0.9
Other non-current liabilities	0.1	2.0

Total liabilities	428.6	484.0

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	310.6	308.8
Treasury stock (5,472,842 and 5,263,481 shares at cost, respectively)	(92.1)	(78.7)
Retained earnings	472.5	391.8
Accumulated other comprehensive loss	(103.5)	(106.3)

Total Innospec stockholders’ equity	587.8	515.9
Non-controlling interest	0.4	0.0

Total equity	588.2	515.9

Total liabilities and equity	$1,016.8	$999.9

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2015	2014
Cash Flows from Operating Activities
Net income	$88.0	$56.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.7	21.1
Adjustment to fair value of contingent consideration	(31.6)	0.0
Deferred taxes	13.9	1.9
Repayment of promissory note in civil complaint settlement	0.0	(5.0)
Excess tax benefit from stock-based payment arrangements	(0.7)	(0.7)
Cash contributions to defined benefit pension plans	(7.9)	(8.8)
Non-cash expense of defined benefit pension plans	0.4	3.0
Stock option compensation	2.7	1.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	21.2	17.4
Inventories	0.8	(14.8)
Prepaid expenses	4.0	2.0
Accounts payable and accrued liabilities	(21.6)	(20.0)
Accrued income taxes	0.8	10.7
Plant closure provisions	1.4	(0.7)
Profit on disposal of subsidiary	(1.6)	0.0
Unrecognized tax benefits	(2.6)	(7.2)
Other non-current assets and liabilities	(2.3)	2.2

Net cash provided by operating activities	90.6	59.0

Cash Flows from Investing Activities
Capital expenditures	(12.0)	(9.3)
Proceeds from disposal of subsidiary	41.5	0.0
Business combinations, net of cash acquired	0.0	0.3
Internally developed software	(7.0)	(6.1)
Purchase of short-term investments	(5.3)	(4.2)
Sale of short-term investments	4.8	5.8

Net cash provided by/(used) in investing activities	22.0	(13.5)

Cash Flows from Financing Activities
Non-controlling interest	0.4	0.0
Proceeds from revolving credit facility	0.0	8.0
Repayments of revolving credit facility	(12.0)	(35.0)
Repayments of term loans	(0.4)	(0.9)
Receipt of short-term borrowing	7.6	0.0
Refinancing costs	0.0	(0.1)
Excess tax benefit from stock-based payment arrangements	0.7	0.7
Dividend paid	(7.3)	(6.6)
Issue of treasury stock	1.0	0.4
Repurchase of common stock	(15.4)	(0.9)

Net cash used in financing activities	(25.4)	(34.4)
Effect of foreign currency exchange rate changes on cash	(1.1)	(0.9)

Net change in cash and cash equivalents	86.1	10.2
Cash and cash equivalents at beginning of period	41.6	80.2

Cash and cash equivalents at end of period	$127.7	$90.4

Amortization of deferred finance costs of $0.6 million (2014 – $0.5 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$0.0	$515.9
Net income				88.0			88.0
Dividend				(7.3)			(7.3)
Changes in cumulative translation adjustment					0.4		0.4
Non-controlling interest						0.4	0.4
Business disposal		(0.4)					(0.4)
Treasury stock reissued		(1.2)	2.0				0.8
Treasury stock repurchased			(15.4)				(15.4)
Excess tax benefit from stock-based payment arrangements		0.7					0.7
Stock option compensation		2.7					2.7
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Amortization of actuarial net losses, net of tax					3.1		3.1

Balance at September 30, 2015	$0.3	$310.6	$(92.1)	$472.5	$(103.5)	$0.4	$588.2

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

NOTE 2 – SEGMENT REPORTING

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Net sales:
Fuel Specialties	$190.3	$156.1	$572.0	$465.4
Performance Chemicals	43.6	57.0	155.3	172.5
Octane Additives	20.3	15.1	39.0	32.3

	$254.2	$228.2	$766.3	$670.2

Gross profit:
Fuel Specialties	$69.0	$53.2	$199.4	$149.1
Performance Chemicals	12.4	13.7	41.7	42.6
Octane Additives	9.0	6.7	18.6	16.2

	$90.4	$73.6	$259.7	$207.9

Operating income:
Fuel Specialties	$27.0	$24.5	$78.3	$67.8
Performance Chemicals	5.4	6.6	19.3	20.9
Octane Additives	8.0	4.9	15.9	12.0
Pension credit/(charge)	0.0	(0.8)	0.1	(2.5)
Corporate costs	(9.3)	(10.0)	(24.8)	(29.7)
Adjustment to fair value of contingent consideration	8.5	0.0	31.6	0.0
Profit on disposal of subsidiary	1.6	0.0	1.6	0.0

Total operating income	$41.2	$25.2	$122.0	$68.5

The pension credit/(charge) relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Depreciation:
Fuel Specialties	$2.0	$1.0	$5.9	$3.2
Performance Chemicals	0.6	0.9	2.2	2.8
Octane Additives	0.1	0.1	0.3	0.3
Corporate	0.3	0.5	1.1	1.6

	$3.0	$2.5	$9.5	$7.9

Amortization:
Fuel Specialties	$3.3	$1.9	$9.7	$6.2
Performance Chemicals	1.0	1.1	3.1	3.7
Corporate	0.9	0.9	2.8	2.8

	$5.2	$3.9	$15.6	$12.7

NOTE 3 – PROFIT ON DISPOSAL OF SUBSIDIARY

On July 6, 2015 the Company divested its 100% equity interest in its Aroma Chemicals business, Innospec Widnes Limited, for cash consideration of $41.5 million after transaction costs. The total consideration will be subject to a potential net working capital adjustment, yet to be agreed with the purchaser.

(in millions)
Total consideration	$41.5
Net assets disposed	(33.9)
Other effects	(6.0)

Net gain	$1.6

Other effects include foreign exchange losses transferred to the income statement

During the nine month period ended September 30, 2015 the Aroma Chemicals business generated pre-tax profits amounting to $2.6 million (2014: $6.6 million).

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Numerator (in millions):
Net income available to common stockholders	$35.6	$20.8	$88.0	$56.2

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Denominator (in thousands):
Weighted average common shares outstanding	24,121	24,420	24,162	24,394
Dilutive effect of stock options and awards	490	495	498	455

Denominator for diluted earnings per share	24,611	24,915	24,660	24,849

Net income per share, basic:	$1.48	$0.85	$3.64	$2.30

Net income per share, diluted:	$1.45	$0.83	$3.57	$2.26

In the three and nine months ended September 30, 2015, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 21,959 and 21,959 respectively (three and nine months ended September 30, 2014 – 36,775 and 8,049 respectively).

NOTE 5 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	September 30, 2015	December 31, 2014
Gross cost (1)	$504.8	$512.6
Accumulated impairment losses	(236.5)	(236.5)

Net book amount	$268.3	$276.1

(1)	Gross cost for 2015 and 2014 is net of $298.5 million of historical accumulated amortization.

The movement in gross cost for the period is due to the disposal of $7.6 million of goodwill related to the Aroma Chemicals business in the third quarter of 2015 and foreign currency translation of $0.2 million.

NOTE 6 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2015	2014
Gross cost at January 1	$247.6	$175.5
Capitalization of internally developed software	7.0	6.1
Exchange effect	0.1	0.0
Disposal of subsidiary	(7.7)	0.0

Gross cost at September 30	247.0	181.6

Accumulated amortization at January 1	(66.5)	(48.7)
Amortization expense	(15.6)	(12.7)
Exchange effect	0.0	0.0
Disposal of subsidiary	7.7	0.0

Accumulated amortization at September 30	(74.4)	(61.4)

Net book amount at September 30	$172.6	$120.2

Capitalization of internally developed software

We are continuing with the implementation of our new, company-wide, information system platform. At September 30, 2015, we had capitalized $34.8 million (September 30, 2014 – $25.6 million) in relation to this internally developed software.

Amortization expense

	Nine Months Ended September 30
(in millions)	2015	2014
Product rights	$(2.8)	$(2.8)
Brand names	(0.9)	(0.4)
Technology	(2.6)	(1.7)
Customer relationships	(5.1)	(3.5)
Patents	0.0	(0.2)
Non-compete agreements	(0.7)	(0.6)
Marketing related	(0.7)	(0.7)
Internally developed software	(2.8)	(2.8)

Total	$(15.6)	$(12.7)

NOTE 7 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Plan net pension credit/(charge):
Service cost	$(0.5)	$(0.5)	$(1.2)	$(1.3)
Interest cost on projected benefit obligation	(7.0)	(8.9)	(20.8)	(26.4)
Expected return on plan assets	8.5	9.6	25.1	28.3
Amortization of prior service credit	0.3	0.3	0.9	1.0
Amortization of actuarial net losses	(1.3)	(1.3)	(3.9)	(4.1)

	$0.0	$(0.8)	$0.1	$(2.5)

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three and nine months ended September 30, 2015, was $0.1 million and $0.5 million, respectively (three and nine months ended September 30, 2014 - $0.1 million and $0.4 million, respectively).

NOTE 8 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2015	$5.7	$0.5	$6.2
Additions for prior period tax positions	0.0	0.1	0.1
Additions for current period tax positions	1.2	0.0	1.2
Reductions due to lapsed statutes of limitations	(3.6)	(0.3)	(3.9)

Closing balance at September 30, 2015	3.3	0.3	3.6
Current	0.0	0.0	0.0

Non-current	$3.3	$0.3	$3.6

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. One of the Company’s U.S. subsidiaries received notification in March 2015 of a federal income tax examination by the IRS in respect of 2013. It is currently anticipated that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at September 30, 2015.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2012 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2010 onwards), Switzerland (2013 onwards) and the United Kingdom (2013 onwards).

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

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2015	December 31, 2014
Revolving credit facility	$127.0	$139.0
Other long-term debt	0.0	0.4

	127.0	139.4
Less current portion	(0.0)	(0.4)

	$127.0	$139.0

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

Movements in the provisions are summarized as follows:

	Nine Months Ended September 30
(in millions)	2015	2014
Total at January 1	$34.1	$32.4
Charge for the period	3.1	2.1
Utilized in the period	(1.7)	(1.8)
Released in the period	0.0	(1.0)
Disposal in the period	(0.3)	0.0
Exchange effect	(0.2)	(0.2)

Total at September 30	35.0	31.5
Due within one year	(3.8)	(4.1)

Due after one year	$31.2	$27.4

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$127.7	$127.7	$41.6	$41.6
Short-term investments	5.1	5.1	4.7	4.7
Derivatives (Level 1 measurement):
Other non-current assets:
Foreign currency forward exchange contracts	0.2	0.2	0.0	0.0

Liabilities
Non-derivatives:
Bank overdraft	$7.6	$7.6	$0.0	$0.0

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	127.0	127.0	139.4	139.4
Finance leases (including current portion)	3.1	3.1	2.2	2.2
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	1.8	1.8
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration (including current portion)	63.6	63.6	95.2	95.2
Stock equivalent units	6.2	6.2	7.2	7.2

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, short-term investments and bank overdraft: The carrying amount approximates fair value because of the short-term maturities of such instruments.

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. During the quarter the company has reassessed the fair value of the acquisition-related contingent consideration resulting in a credit to the income statement of $11.1 million partially offset by the accretion charge for the quarter of $2.6 million.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method.

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2015 the contracts have maturity dates of up to eighteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2015 was a gain of $0.1 million.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2015, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.1 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	728,640	$19.55
Granted - at discount	69,217	$0.00	$37.55
- at market value	23,550	$43.95	$9.89
Exercised	(132,614)	$7.48
Forfeited	(4,431)	$14.63
Expired	(20,552)	0.00

Outstanding at September 30, 2015	663,810	$20.30

At September 30, 2015, there were 108,061 stock options that were exercisable, of which 36,130 had performance conditions attached.

The stock option compensation cost for the first nine months of 2015 was $2.7 million (2014 – $1.7 million). The total intrinsic value of options exercised in the first nine months of 2015 was $2.1 million (2014 – $0.9 million).

The total compensation cost related to non-vested stock options not yet recognized at September 30, 2015 was $4.7 million and this cost is expected to be recognized over the weighted-average period of 2.03 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2015:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	286,563	$3.41
Granted - at discount	69,280	$0.00	$36.65
- at market value	7,552	$43.95	$9.89
Exercised	(93,840)	$2.01
Forfeited	(1,495)	$29.56

Outstanding at September 30, 2015	268,060	$4.01

At September 30, 2015 there were 62,745 SEUs that are exercisable, of which 52,693 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first nine months of 2015 was $2.4 million (2014 - $0.3 million). The total intrinsic value of SEUs exercised in the first nine months of 2015 was $2.2 million (2014 – $3.5 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.54 years.

Additional exceptional long-term incentive plan

A maximum of $3.0 million of our cash-settled long-term incentives is accounted for as share-based compensation and the fair value is calculated on a quarterly basis using a Monte Carlo model. The fair values at each of the balance sheet dates are summarized as follows:

(in millions)	2015	2014
Balance at January 1	$0.1	$0.0
Compensation charge for the period	0.4	0.1

Balance at September 30	$0.5	$0.1

The following assumptions were used in the Monte Carlo model at September 30:

	2015	2014
Dividend yield	1.25%	1.45%
Volatility of Innospec’s share price	24.47%	28.96%
Risk free interest rate	0.92%	1.07%

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2015 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(0.9)	See (1) below
Amortization of actuarial net losses	3.9	See (1) below

	3.0	Total before tax
	(0.6)	Income tax expense

	2.4	Net of tax

Total reclassifications	$2.4	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first nine months of 2015, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2014	$(57.3)	$(49.0)	$(106.3)

Other comprehensive income before reclassifications	0.0	0.4	0.4
Amounts reclassified from AOCL	2.4	0.0	2.4

Total other comprehensive income	2.4	0.4	2.8

Balance at September 30, 2015	$(54.9)	$(48.6)	$(103.5)

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2015 the Company incurred fees from SGR of $0.3 million (2014 – $0.8 million). As at September 30, 2015, the amount due to SGR from the Company was $0.0 million (December 31, 2014 - $0.1 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2015

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Net sales:
Fuel Specialties	$190.3	$156.1	$572.0	$465.4
Performance Chemicals	43.6	57.0	155.3	172.5
Octane Additives	20.3	15.1	39.0	32.3

	$254.2	$228.2	$766.3	$670.2

Gross profit:
Fuel Specialties	$69.0	$53.2	$199.4	$149.1
Performance Chemicals	12.4	13.7	41.7	42.6
Octane Additives	9.0	6.7	18.6	16.2

	$90.4	$73.6	$259.7	$207.9

Operating income:
Fuel Specialties	$27.0	$24.5	$78.3	$67.8
Performance Chemicals	5.4	6.6	19.3	20.9
Octane Additives	8.0	4.9	15.9	12.0
Pension credit/(charge)	0.0	(0.8)	0.1	(2.5)
Corporate costs	(9.3)	(10.0)	(24.8)	(29.7)
Adjustment to fair value of contingent consideration	8.5	0.0	31.6	0.0
Profit on disposal of subsidiary	1.6	0.0	1.6	0.0

Total operating income	$41.2	$25.2	$122.0	$68.5

	Three Months Ended September 30
(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$190.3	$156.1	$34.2	+22%
Performance Chemicals	43.6	57.0	(13.4)	-24%
Octane Additives	20.3	15.1	5.2	+34%

	$254.2	$228.2	$26.0	+11%

Gross profit:
Fuel Specialties	$69.0	$53.2	$15.8	+30%
Performance Chemicals	12.4	13.7	(1.3)	-9%
Octane Additives	9.0	6.7	2.3	+34%

	$90.4	$73.6	$16.8	+23%

Gross margin (%):
Fuel Specialties	36.3	34.1	+2.2
Performance Chemicals	28.4	24.0	+4.4
Octane Additives	44.3	44.4	-0.1
Aggregate	35.6	32.3	+3.3
Operating expenses:
Fuel Specialties	$(42.0)	$(28.7)	$(13.3)	+46%
Performance Chemicals	(7.0)	(7.1)	0.1	-1%
Octane Additives	(1.0)	(1.8)	0.8	-44%
Pension credit/(charge)	0.0	(0.8)	0.8	n/a
Corporate costs	(9.3)	(10.0)	0.7	-7%
Adjustment to fair value of contingent consideration	8.5	0.0	8.5	n/a
Profit on disposal of subsidiary	1.6	0.0	1.6	n/a

	$(49.2)	$(48.4)	$(0.8)	+1.7%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2015
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-5	+14	0	-21	+1
Acquisitions	+66	0	0	0	+32
Price and product mix	-4	-12	-15	+31	-6
Exchange rates	0	-15	-2	0	-5

	+57	-13	-17	+10	+22

Excluding oilfield specialties which reported steady revenues sequentially quarter on quarter, revenues in the Americas were up 10 percent versus the prior year driven by volume growth. Acquisitions in the Americas, relating to Independence Oilfield Chemicals LLC (“Independence”), generated additional sales compared to the prior year. Increased volumes in EMEA were mostly offset by an adverse price and product mix. Volumes were unchanged in ASPAC while a negative price and product mix adversely impacted the quarter. AvTel volumes were lower than the prior year due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, with an improved price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 2.2 percentage points primarily reflected the higher margins achieved in the Americas, including our oilfield specialties businesses, together with the higher margin contribution from AvTel and the positive effect of weaker exchange rates versus the U.S. Dollar on our cost base.

Operating expenses: the year on year increase of 46%, or $13.3 million, was due to $13.1 million of additional costs for the Independence business; partly offset by a $1.7 million decrease in expenses within our other oilfield businesses; together with a $1.9 million increase in selling expenses primarily related to sales volumes in the Americas.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2015
Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+3	+24	+42	0	+13
Disposals	0	0	0	-24	-24
Price and product mix	-2	-10	-12	0	-6
Exchange rates	0	-18	-9	0	-7

	+1	-4	+21	-24	-24

Volumes in all our markets were higher, primarily due to increased Personal Care volumes. The adverse impact of pricing pressures and product mix was seen in all our markets in the quarter. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for EMEA and ASPAC. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 4.4 percentage points, was primarily driven by a greater proportion of sales from our higher margin Personal Care business which is partly due to the disposal of our lower margin Aroma Chemicals business at the start of the third quarter.

Operating expenses: the year on year decrease of 1%, or $0.1 million, was driven by a reduction due to the disposal of the Aroma Chemicals business, partly offset by higher research and development costs and additional headcount to support our Personal Care growth.

Octane Additives

Net sales: the year on year increase of $5.2 million was primarily due to the timing of shipments with our one remaining refinery customer.

Gross margin: the year on year decrease of 0.1 percentage points is driven by the timing and volume of production for our one remaining refinery customer.

Operating expenses: the year on year decrease of $0.8 million was due to the continuing efficient management of the cost base and the phasing of expenditure across our tetra ethyl lead (“TEL”) operations based on the timing and volume of production and sales.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.0 million in 2015 compared to a $0.8 million net charge in 2014.

Corporate costs: were $0.7 million lower than the prior year, due to non-recurring professional costs of $1.3 million in 2014 related to the acquisition of our Independence business; partly offset by $0.4 million higher personnel-related compensation, including higher accruals for share-based compensation; and $0.2 million higher legal, professional and other expenses.

Profit on disposal of subsidiary: The disposal of our Aroma Chemicals business generated a profit on disposal of $1.6 million in the quarter.

Adjustment to fair value of contingent consideration: the credit of $8.5 million relates to an adjustment of the carrying value of our liability for contingent consideration related to our Independence acquisition of $11.1 million, partly offset by the accretion charge of $2.6 million for the quarter.

Other net income/(expense): other net income of $1.2 million primarily related to net gains of $1.2 million on foreign currency forward exchange contracts. In 2014, other net income of $1.0 million primarily related to net gains of $2.7 million on foreign currency forward exchange contracts, partly offset by $1.8 million of losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $1.0 million in 2015 and $0.8 million in 2014.

Income taxes: the effective tax rate was 14.0% and 18.1% in the third quarter of 2015 and 2014, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration and the adjustment of income tax provisions, was 13.9% in the third quarter of 2015 compared with 25.2% in the third quarter of 2014. The 11.3% decrease in the adjusted effective tax rate was due to the impact of the geographical split of taxable profits in the third quarter of 2015. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended September 30
(in millions)	2015	2014
Income before income taxes	$41.4	$25.4
Adjustment to fair value of contingent consideration	(11.1)	0.0

	30.3	25.4

Income taxes	5.8	4.6
Adjustment of income tax positions	2.6	1.8
Tax on adjustment to fair value of contingent consideration	(4.2)	0.0

	$4.2	$6.4

GAAP effective tax rate	14.0%	18.1%
Adjusted effective tax rate	13.9%	25.2%

	Nine Months Ended September 30
(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$572.0	$465.4	$106.6	+23%
Performance Chemicals	155.3	172.5	(17.2)	-10%
Octane Additives	39.0	32.3	6.7	+21%

	$766.3	$670.2	$96.1	+14%

Gross profit:
Fuel Specialties	$199.4	$149.1	$50.3	+34%
Performance Chemicals	41.7	42.6	(0.9)	-2%
Octane Additives	18.6	16.2	2.4	+15%

	$259.7	$207.9	$51.8	+25%

Gross margin (%):
Fuel Specialties	34.9	32.0	+2.9
Performance Chemicals	26.9	24.7	+2.2
Octane Additives	47.7	50.2	-2.5
Aggregate	33.9	31.0	+2.9
Operating expenses:
Fuel Specialties	$(121.1)	$(81.3)	$(39.8)	+49%
Performance Chemicals	(22.4)	(21.7)	(0.7)	+3%
Octane Additives	(2.7)	(4.2)	1.5	-36%
Pension charge	0.1	(2.5)	2.6	n/a
Corporate costs	(24.8)	(29.7)	4.9	-16%
Adjustment to fair value of contingent consideration	31.6	0.0	31.6	n/a
Profit on disposal of subsidiary	1.6	0.0	1.6	n/a

	$(137.7)	$(139.4)	$1.7	+1.2%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2015
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-3	+14	+6	-24	+3
Acquisitions	+57	0	0	0	+28
Price and product mix	-1	-5	-10	+18	-2
Exchange rates	0	-17	-2	0	-6

	+53	-8	-6	-6	+23

Excluding oilfield specialties, revenues in the Americas were 8% higher than the prior year as a result of increased volumes. Oilfield specialties saw a decline in revenues year over year after excluding the acquisition of Independence, which generated additional sales compared to the prior year in the Americas. EMEA volumes increased from the prior year driven by strong performance in our core markets. Volumes were higher in ASPAC driven by a strong first quarter. An adverse price and product mix in EMEA and ASPAC negatively impacted revenues primarily due to sales of lower margin products compared to the prior year. AvTel volumes were lower than the prior year due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, with an improved price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 2.9 percentage points primarily reflected the higher margins achieved in the Americas, including our oilfield specialties businesses, together with the higher margin contribution from AvTel and the positive effect of weaker exchange rates versus the U.S. Dollar on our cost base.

Operating expenses: the year on year increase of 49%, or $39.8 million, was due to $34.4 million of additional costs for the Independence business; partly offset by a $2.5 million decrease in expenses within our other oilfield businesses; together with a $7.4 million increase in selling expenses primarily related to sales volumes in the Americas; and a $0.5 million increase in other expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2015
Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+8	+26	+2	0	+11
Disposals	0	0	0	-12	-12
Price and product mix	-2	-9	0	0	-3
Exchange rates	0	-19	-7	0	-6

	+6	-2	-5	-12	-10

Volumes were higher in all our markets, primarily due to increased Personal Care volumes, partly offset by adverse pricing pressures affecting the price and product mix in the Americas and EMEA. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for EMEA and ASPAC. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 2.2 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business which is partly due to the disposal of our Aroma Chemicals business at the start of the third quarter.

Operating expenses: the year on year increase of 3%, or $0.7 million was primarily due to higher research and development costs and additional headcount to support our Personal Care growth, partly offset by a reduction due to the disposal of our Aroma Chemicals business.

Octane Additives

Net sales: the year on year increase of $6.7 million was primarily due to the timing of shipments with our one remaining refinery customer.

Gross margin: the year on year decrease of 2.5 percentage points is driven by the timing and volume of production for our one remaining refinery customer.

Operating expenses: the year on year decrease of $1.5 million was due to the continuing efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.1 million net credit in 2015 compared to a $2.5 million net charge in 2014.

Corporate costs: the year on year decrease of $4.9 million, related to $4.6 million lower legal, professional and other expenses; $1.3 million non-recurring professional costs in 2014 related to the acquisition of our Independence business; $1.4 million lower insurance claims; partly offset by $2.4 million higher personnel-related compensation, including higher accruals for share-based compensation and the net release of a severance provision in the prior year.

Profit on disposal of subsidiary: The disposal of our Aroma Chemicals business generated a profit on disposal of $1.6 million in the third quarter.

Adjustment to fair value of contingent consideration: the credit of $31.6 million relates to an adjustment of the carrying value of our liability for contingent consideration related to our Independence acquisition of $41.0 million, partly offset by the accretion charge of $9.4 million for the first nine months.

Other net income/(expense): other net expense of $2.0 million primarily related to $2.1 million of losses on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by gains of $0.1 million on foreign currency forward exchange contracts. In 2014, other net income of $2.2 million primarily related to net gains of $2.0 million on foreign currency forward exchange contracts.

Interest expense, net: was $2.9 million in 2015 and $2.5 million in 2014.

Income taxes: the effective tax rate was 24.9% and 17.6% in the first nine months of 2015 and 2014, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration and the adjustment of income tax positions, was 21.2% in the first nine months of 2015 compared with 23.5% in the same period in 2014. The 2.3% decrease in the adjusted effective tax rate was primarily due to the impact of the geographical split of taxable profits compared to the first nine months of 2014. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Nine Months Ended September 30
(in millions)	2015	2014
Income before income taxes	$117.1	$68.2
Adjustment to fair value of contingent consideration	(41.0)	0.0

	76.1	68.2

Income taxes	29.1	12.0
Adjustment of income tax positions	2.6	4.0
Tax on adjustment to fair value of contingent consideration	(15.6)	0.0

	$16.1	$16.0

GAAP effective tax rate	24.9%	17.6%
Adjusted effective tax rate	21.2%	23.5%

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

(in millions)	September 30, 2015	December 31, 2014
Total current assets	$443.4	$414.2
Total current liabilities	(196.7)	(222.9)

Working capital	246.7	191.3
Less cash and cash equivalents	(127.7)	(41.6)
Less short-term investments	(5.1)	(4.7)
Less current portion of deferred tax assets	(8.1)	(8.4)
Less prepaid income taxes	(1.6)	(2.0)
Add back bank overdraft	7.6	0.0
Add back current portion of accrued income taxes	4.5	5.6
Add back current portion of long-term debt	0.0	0.4
Add back current portion of finance leases	0.7	0.5
Add back current portion of plant closure provisions	3.8	5.7
Add back current portion of acquisition-related contingent consideration	43.6	45.7
Add back current portion of deferred income	0.2	0.2

Adjusted working capital	$164.6	$192.7

In 2015 our adjusted working capital decreased by $28.1 million, primarily as a result of the disposal of our Aroma Chemicals business in the third quarter of 2015 together with the normal unwinding of the higher working capital requirements at the end of 2014 driven by the higher sales in the fourth quarter of 2014.

We had a $34.1 million decrease in trade and other accounts receivable in 2015, which is primarily related to the collection of receivables in our Fuel Specialties segment following high sales in the fourth quarter of 2014, together with the disposal of our Aroma Chemicals business in the third quarter of 2015. Days’ sales outstanding in our Fuel Specialties segment decreased from 52 days to 42 days (45 days – September 30, 2014) and decreased from 48 days to 42 days (48 days – September 30, 2014) in our Performance Chemicals segment.

We had an $18.1 million decrease in inventories in 2015, which is primarily related to the disposal of our Aroma Chemicals business in the third quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 76 days to 94 days (93 days – September 30, 2014) and decreased in our Performance Chemicals segment from 99 days to 81 days (97 days – September 30, 2014).

Prepaid expenses decreased by $4.4 million in the first nine months of 2015 ($2.0 million – 2014) from $8.3 million to $3.9 million, primarily related to the normal expensing of prepaid costs.

We had a $28.5 million decrease in accounts payable and accrued liabilities in 2015, as our payables unwound following the higher sales in the fourth quarter of 2014, together with payments for personnel-related compensation in the first quarter of 2015 and the disposal of our Aroma Chemicals business in the third quarter of 2015. Creditor days in our Fuel Specialties segment decreased from 40 days to 36 days (28 days – September 30, 2014) and in our Performance Chemicals segment increased from 31 days to 33 days (32 days – September 30, 2014).

Operating Cash Flows

We have generated cash from operating activities of $90.6 million in 2015 compared to $59.0 million in 2014. Year over year cash from operating activities has benefited from increased operating income and lower working capital requirements driven by the collection of receivables in our Fuel Specialties segment during the first nine months of 2015.

Cash

At September 30, 2015 and December 31, 2014 we had cash and cash equivalents of $127.7 million and $41.6 million, respectively, of which $118.3 million and $30.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At September 30, 2015 and December 31, 2014, the Company had short-term investments of $5.1 million and $4.7 million, respectively.

Debt

At September 30, 2015, the Company had a bank overdraft of $7.6 million, $127.0 million of debt outstanding under the revolving credit facility and $3.1 million of obligations under finance leases relating to certain fixed assets within our oilfield specialties business.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

There were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2015, we repurchased 84,633 shares of our common stock at a cost of $4.0 million, with $0.0 million remaining under the 2014 authorization at September 30, 2015.

On November 3, 2015 the Company announced that its board of directors has authorized a new share repurchase program which targets to repurchase up to $90 million of common stock over the next three years.

The following table provides information about our repurchases of equity securities during the quarter ended September 30, 2015.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2015 through July 31, 2015	0	$0.0	0	$4.0
August 1, 2015 through August 31, 2015	67,400	$46.75	67,400	$0.8
September 1, 2015 through September 30, 2015	17,233	$49.07	17,233	$0.0

Total	84,633	$47.22	84,633

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: November 4, 2015	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 4, 2015	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer