Form 10-K
period 2015-12-31
INNOSPEC INC.
filed 2016-02-17
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2015) was approximately $735 million, based on the closing price of the common shares on the NASDAQ on June 30, 2015. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 11, 2016, 24,007,021 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2016 are incorporated by reference into Part III of this Form 10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, fuel users, personal care companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield services business supplies drilling, completion and production chemicals which make exploration and production more cost-efficient and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care, and Polymers markets. Our Octane Additives business manufactures products for use in automotive gasoline and provides services in respect of environmental remediation.

Segment Information

Innospec divides its business into three segments for management and reporting purposes:

•	Fuel Specialties

•	Performance Chemicals

•	Octane Additives

The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is generally characterized by unpredictable and declining demand. For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemical products used as additives to a wide range of fuels. These fuel additive products help improve fuel efficiency, boost engine performance and reduce harmful emissions; and are used in the efficient operation of automotive, marine and aviation engines, power station generators, and heating oil.

Our Fuel Specialties segment also includes our activities in the oilfield services sector, which develops and markets products to prevent loss of mud in drilling operations, chemical solutions for fracturing and stimulation operations and products for oil and gas production which aid flow assurance and asset integrity.

In addition to our acquisitions in the oilfield services sector, the segment has grown organically through our development of new products to address what we believe are the key drivers in demand for fuel additives. In fuels, these drivers include increased focus on fuel economy, changing engine technology and legislative developments. We have also devoted substantial resources towards the development of new and improved products that may be used to improve fuel efficiency.

Our customers in this segment include national oil companies, multinational oil companies, oil and gas exploration and production companies and fuel retailers.

Performance Chemicals

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care and Polymers markets.

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

Octane Additives

Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and provides services in respect of environmental remediation. We are continuing to responsibly manage the decrease in the sales of TEL for use in automotive gasoline in line with the transition plans to unleaded gasoline for our one remaining refinery customer. Cost improvement measures continue to be taken to respond to declining market demand.

Sales of TEL for use in automotive gasoline are made principally to state-owned refineries located in Northern Africa. Our environmental remediation business manages the cleanup of redundant TEL plants as refineries complete the transition to unleaded gasoline.

Strategy

Our strategy is to develop new and improved products and technologies to continue to strengthen and increase our market positions within our Fuel Specialties and Performance Chemicals segments. The segments together have had average organic revenue growth of 4% per annum, and average operating income growth of 8% per annum, since 2010. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties and Performance Chemicals segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with reduced operating risk. We also continue to develop our geographical footprint, consistent with the development of global markets.

Geographical Area Information

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Working Capital

The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to be able to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not believe that this is materially different to what our competitors do, with the exception of cetane number improvers, in which case we maintain high enough levels of inventory, as required, to retain our position as market leader in sales of these products.

The purchase of large amounts of certain raw materials for our Fuel Specialties and Octane Additives segments can create some variations in working capital requirements, but these are planned and well managed by the business.

We do not believe that our terms of sale, or purchase, differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, Ethylene, various solvents, octane enhancers and lubricity improvers.

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

Customers

In 2015, the Company had as a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $65.8 million (6.5%) of our net group sales. In 2014 and 2013, Shell accounted for $81.9 million (8.5%) and $83.1 million (10.1%) of our net group sales, respectively.

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

Fuel Specialties: Within the Fuel Specialties segment, the Fuels sub market is generally fragmented and characterized by a small number of competitors, none of which hold a dominant position. The oilfield services sub-market is very fragmented and – although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships.

Performance Chemicals: We operate in two principal markets within Performance Chemicals – Personal Care and Polymers. The Personal Care market is highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. The Polymers market is more concentrated, with a small number of principal competitors. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

Octane Additives: We believe our Octane Additives segment is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The segment therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties and Performance Chemicals segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $25.3 million, $22.2 million and $21.2 million in 2015, 2014 and 2013, respectively.

We believe that our proven technical capabilities provide us with a significant competitive advantage. In the last five years, the Fuel Specialties segment has developed new detergent, cold flow improvers, stabilizers, anti-foulants, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability has also been instrumental in enabling us to produce innovative new products within our Performance Chemicals segment including Iselux™ and Statsafe®.

Health, Safety and Environmental Matters

We are subject to environmental laws in the countries in which we conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws, including where appropriate asset retirement obligations.

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

Employees

The Company had approximately 1300 employees in 20 countries as at December 31, 2015 and 2014.

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

Trends in oil and gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse impact on our business.

Demand for our services and products in our oilfield services business is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of other economic factors that are beyond our control. Even the perception of longer-term lower oil and gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and gas include the level of supply and demand for oil and gas, governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves, weather conditions and natural disasters, worldwide political, military, and economic conditions, the level of oil and gas production by non-OPEC countries and the available excess production capacity within OPEC, the cost of producing and delivering oil and gas and potential acceleration of the development of alternative fuels. Any prolonged reduction in oil and gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse impact on our results of operations, financial position and cash flows.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and Southern America regions. Our international operations are subject to numerous international business risks including, but not limited to, geopolitical and economic conditions, risk of expropriation, import and export restrictions, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could have a material adverse impact on our results of operations, financial position and cash flows.

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

Decline in our TEL business

The remaining sales of the Octane Additives business are now concentrated to one remaining customer. When this customer chooses to cease using TEL as an octane enhancer then the Company’s future operating income and cash flows from operating activities would be materially impacted.

The sales of the AvTel product line are recorded within our Fuel Specialties business. The piston aviation industry has been and is currently researching a safe replacement fuel to replace leaded fuel. While we expect that at some point in the future a replacement fuel will be identified, trialed and supplied to the industry there is no current known replacement. In addition there is no clear timescale on the legislation of a replacement product. If a suitable product is identified and the use of leaded fuel is prohibited in piston aviation the Company’s future operating income and cash flows from operating activities would be adversely impacted.

Having a small number of significant customers may have a material adverse impact on our results of operations.

Our principal customers are oil and gas exploration and production companies, oil refineries, personal care companies, and other chemical and industrial companies. These industries are characterized by a concentration of a few large participants. The loss of a significant customer, a material reduction in demand by a significant customer or termination or non-renewal of a significant customer contract could adversely impact our results of operations, financial position and cash flows.

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

The ongoing concern about the stability of global markets generally and the strength of counterparties in particular has led many lenders and institutional investors to reduce, or cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending which could affect our business. Global economic factors affecting our business include, but are not limited to, geopolitical instability in some markets, miles driven by passenger and commercial vehicles, legislation to control fuel quality, impact of alternative propulsion systems, consumer demand for premium personal care and cosmetic products, and oil and gas drilling and production rates. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads, which may make it difficult or more expensive for us to obtain credit. Uncertainties in the U.S. and international markets and economies leading to a decline in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

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

In 2015 we continued with the process of developing our new, company-wide, information system platform. In the fourth quarter of 2015 we have implemented the new platform at the majority of reporting units outside of the U.S.. While the majority of our businesses are now on the new platform, further implementation costs may be more than expected or the new information system may not perform as expected, either of which could adversely impact our results of operations, financial position and cash flows.

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

The primary exchange rate fluctuation exposures we have are with the European Union euro, British pound sterling and Brazilian real. Exchange rates between these currencies and the U.S. dollar have fluctuated in recent years and may continue to do so. We cannot accurately predict future exchange rate variability among these currencies or relative to the U.S. dollar. While we take steps to manage currency exchange rate exposure, including entering into hedging transactions, we cannot eliminate all exposure to future exchange rate variability. These exchange risks could adversely impact our results of operations, financial position and cash flows.

Sharp and unexpected fluctuations in the cost of our raw materials and energy could adversely affect our profit margins.

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of these raw materials are derived from petrochemical-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time, we have entered into hedging arrangements for certain utilities and raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. If the costs of raw materials, chemicals or energy increase, and we are not able to pass on these cost increases to our customers, then profit margins and cash flows from operating activities would be adversely impacted. If raw material costs increase significantly, then our need for working capital could increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

Approximately 36% of our common stock is held by five stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

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

We sell products to oil companies, oil and gas exploration and production companies and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required. We have in place a credit facility with a syndicate of banks. From time to time, we use derivatives, including interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. We enter into derivative instruments with a diversified group of major financial institutions in order to manage the exposure to non-performance of such instruments.

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

We are subject to hazards which are common to chemical manufacturing, blending, storage, handling and transportation. These hazards include fires, explosions, remediation, chemical spills and the release or discharge of toxic or hazardous substances together with the more generic risks of labor strikes or slowdowns, mechanical failure in scheduled downtime, extreme weather or transportation interruptions. These hazards could result in loss of life, property damage, environmental contamination and temporary or permanent manufacturing cessation. Any of these factors could adversely impact our results of operations, financial position and cash flows.

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

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Research & Development
High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Crowley, Louisiana (1)	Fuel Specialties	Sales/Manufacturing/Administration
Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration
Oklahoma City, Oklahoma	Fuel Specialties	Sales/Manufacturing/Administration
Midland, Texas	Fuel Specialties	Sales/Manufacturing/Administration
Pleasanton, Texas	Fuel Specialties	Sales/Manufacturing/Administration
The Woodlands, Houston, Texas (1)	Fuel Specialties	Sales/Administration/Laboratory
Williston, North Dakota	Fuel Specialties	Warehouse/Sales
Casper, Wyoming (1)	Fuel Specialties	Warehouse
Lovington, New Mexico (1)	Fuel Specialties	Warehouse
Brazos County, Texas (1)	Fuel Specialties	Warehouse/Distribution
Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Leuna, Germany	Fuel Specialties and Performance Chemicals	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Zug, Switzerland (1)	Octane Additives	Sales/Administration
Moscow, Russia (1)	Fuel Specialties	Sales/Administration
Rio de Janeiro, Brazil (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

(1)	Leased property

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 11, 2016 there were 939 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$46.54	$46.48	$49.64	$58.70
Low	$39.47	$42.88	$41.35	$47.99

2014
High	$46.03	$45.85	$43.13	$45.57
Low	$41.01	$41.10	$35.90	$35.55

Dividends

The Company declared the following cash dividends for the year ended December 31, 2015:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 3, 2015	November 16, 2015	November 25, 2015	$0.31
May 5, 2015	May 18, 2015	May 27, 2015	$0.30

The Company declared the following cash dividends for the year ended December 31, 2014:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 3, 2014	November 17, 2014	November 26, 2014	$0.28
May 5, 2014	May 19, 2014	May 28, 2014	$0.27

There are no restrictions on our ability to declare dividends and the Company is allowed to repurchase its own common stock as long as we are in compliance with the financial covenants in the Company’s credit facility.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2015.

Issuer Purchases of Equity Securities

During 2015 the Company repurchased 309,697 of our common stock at a cost of $14.0 million, which completed the authorized share repurchase program announced on May 12, 2014. During the quarter ended December 31, 2015, there were no share repurchases made by the Company.

On November 3, 2015 the Company announced that its board of directors had authorized a new share repurchase program which targets to repurchase up to $90 million of common stock over the next three years.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 2,640,000.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2010, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2010*

	2010	2011	2012	2013	2014	2015
Innospec Inc.	100.00	137.60	178.87	242.30	226.73	291.62
S&P 500 Index	100.00	100.00	113.40	146.97	163.71	162.52
NASDAQ Composite Index	100.00	98.20	113.82	157.44	178.53	188.75
Russell 2000 Index	100.00	94.55	108.38	148.49	153.73	144.95

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2015	2014	2013	2012	2011
Summary of performance:
Net sales	$1,012.3	$960.9	$818.8	$776.4	$774.4
Operating income	156.3	112.5	90.6	96.5	47.2
Income before income taxes	152.3	110.9	92.8	93.3	50.2
Income taxes	(32.8)	(26.8)	(15.0)	(26.4)	(3.1)
Net income	119.5	84.1	77.8	66.9	47.1
Net income attributable to Innospec Inc.	119.5	84.1	77.8	66.9	47.1
Net cash provided by operating activities	117.7	106.3	61.3	61.3	34.7
Financial position at year end:
Total assets	1,030.0	999.9	794.7	579.4	568.8
Long-term debt including finance leases (including current portion)	136.1	141.6	148.0	30.0	35.0
Cash, cash equivalents, and short-term investments	141.7	46.3	86.8	27.5	81.0
Total equity	$605.3	$515.9	$409.4	$317.0	$343.1
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of sales	11.8	8.8	9.5	8.6	6.1
Effective tax rate as a percentage (1)	21.5	24.2	16.2	28.3	6.2
Current ratio (2)	2.2	1.9	2.6	2.0	2.2
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$4.96	$3.45	$3.29	$2.89	$2.00
– Diluted	$4.86	$3.38	$3.22	$2.81	$1.92
Dividend paid per share	$0.61	$0.55	$0.50	$2.00	$0.00
Shares outstanding (basic, thousands)
– At year end	24,101	24,291	24,347	23,332	23,047
– Average during year	24,107	24,391	23,651	23,187	23,568
Closing stock price
– High	$58.70	$46.03	$48.71	$34.49	$37.66
– Low	$39.47	$35.55	$35.27	$25.56	$19.16
– At year end	$54.31	$42.70	$46.22	$34.49	$28.07

(1)	The effective tax rate is calculated as income taxes as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015

Net sales	$269.2	$242.9	$254.2	$246.0
Gross profit	81.8	87.5	90.4	86.3
Operating income	23.4	57.4	41.2	34.3
Net income (1)	17.9	34.5	35.6	31.5
Net cash provided by operating activities	$18.2	$36.9	$35.5	$27.1
Per common share:
Earnings – basic	$0.74	$1.43	$1.48	$1.31
– diluted	$0.72	$1.40	$1.45	$1.28
2014

Net sales	$220.7	$221.3	$228.2	$290.7
Gross profit	65.7	68.6	73.6	94.1
Operating income	18.0	25.3	25.2	44.0
Net income (2)	16.9	18.5	20.8	27.9
Net cash provided by operating activities	$20.9	$12.9	$25.2	$47.3
Per common share:
Earnings – basic	$0.69	$0.76	$0.85	$1.14
– diluted	$0.69	$0.75	$0.83	$1.11

NOTES

(1)	Special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2015 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015

Adjustment to fair value of contingent consideration	$3.5	$(26.6)	$(8.5)	$(9.1)
Amortization of acquired intangible assets	4.3	4.3	4.3	4.3
Fair value acquisition accounting related to inventory valuation	0.0	0.0	0.0	3.7
Adjustment of unrecognized tax benefits	0.1	0.0	(2.7)	0.3
Profit on disposal of subsidiary	0.0	0.0	(1.6)	0.0
Foreign currency exchange gains/(losses)	$(1.5)	$4.7	$(1.2)	$(2.0)

(2)	Special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2014 comprised the following:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014

Adjustment to fair value of contingent consideration	$0.0	$0.0	$0.0	$1.9
Amortization of acquired intangible assets	3.5	3.4	3.0	4.1
Foreign currency exchange gains/(losses)	1.9	(0.8)	1.0	(0.4)
Adjustment of unrecognized tax benefits	2.2	0.0	1.8	(2.0)
Acquisition-related costs	$0.0	$0.0	$(1.3)	$(0.5)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

Our business performance in 2015 grew in line with our expectations, as we delivered on our strategy to maintain our oilfield services business against the current challenging market conditions. Sales in our growth businesses of Fuel Specialties and Personal Care reflected the strength of our product portfolio and research and development pipeline in these markets. Our Fuel Specialties segment also includes our AvTel product line, which comprises sales of TEL for use in the piston engine aviation market. Innospec has made a commitment to manufacture and supply AvTel to the aviation industry until a suitable unleaded additive or fuel is found. We anticipate that this product line will decline when an unleaded substitute is identified.

Our Octane Additives segment performance was in line with the final stages of transition to unleaded gasoline in the automotive market.

We have managed our investments in capital equipment, working capital and the recruitment of additional skilled personnel in line with these market factors. Our capital program and expenses during 2015 included the continued investment in a new information system platform, which we expect to add value to our business in future years. During 2015 we completed the integration of our Independence Oilfield Chemicals LLC business (“Independence”), to further build out our presence in this market.

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

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date and contingent consideration at each balance sheet reporting date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed will have a corresponding offset to goodwill. Subsequent adjustments will impact our consolidated statements of income.

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

Environmental Liabilities

Remediation provisions at December 31, 2015 amounted to $37.7 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $24 million while the net pension credit for 2016 would be unchanged. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $17 million and the net pension credit for 2016 would change by approximately $0.1 million.

Further information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Deferred Tax and Uncertain Income Tax Positions

As at December 31, 2015, no deferred taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. We have no current intention to repatriate past or future earnings of our overseas subsidiaries and consider that these earnings have been reinvested overseas. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

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

Goodwill

The Company’s reporting units, the level at which goodwill is assessed for potential impairment, are consistent with the reportable segments. The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be sufficiently distinguished, operationally and for financial reporting purposes, from the rest of the Company.

Initially The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount prior to performing the two-step goodwill impairment test. If a two-step test is required we assess the fair value based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital.

As at December 31, 2015 we had $228.3 million and $39.1 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments.

While we believe our assumptions for impairment assessments are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Property, Plant and Equipment and Other Intangible Assets (Net of Amortization)

As at December 31, 2015 we had $76.0 million of property, plant and equipment and $168.7 million of other intangible assets (net of amortization), that are discussed in Notes 6 and 8 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

We continually assess the markets and products related to these long-lived assets, as well as their specific carrying values, and have concluded that these carrying values, and amortization and depreciation periods, remain appropriate.

We also test these long-lived assets for any potential impairment when events occur or circumstances change which suggests that impairment may have occurred. These types of events or changes in circumstances could include, but are not limited to:

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

In 2015 we continued with the process of developing a new, company-wide, information system platform. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment and follows a multistage user acceptance program with the existing platform providing a fallback position. In the fourth quarter of 2015 we have implemented the new platform at the majority of reporting units outside of the U.S. which combined with the initial deployment in 2013 means the majority of our businesses are now operating with the new platform. Internally developed software and other costs capitalized at December 31, 2015 were $36.4 million (2014 – $27.8 million). An amortization expense of $4.0 million was recognized in 2015 (2014 – $3.8 million) in selling, general and administrative expenses.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2015	2014	2013
Net sales:
Fuel Specialties	$758.3	$682.2	$567.4
Performance Chemicals	194.5	223.5	192.4
Octane Additives	59.5	55.2	59.0

	$1,012.3	$960.9	$818.8

Gross profit:
Fuel Specialties	$265.1	$219.0	$181.1
Performance Chemicals	52.4	54.4	46.3
Octane Additives	28.5	28.6	27.8

	$346.0	$302.0	$255.2

Operating income:
Fuel Specialties	$103.9	$104.4	$92.7
Performance Chemicals	23.5	25.6	23.6
Octane Additives	24.7	22.6	21.5
Pension credit/(charge)	0.2	(3.3)	(2.3)
Corporate costs	(38.3)	(38.7)	(43.6)
Adjustment to fair value of contingent consideration	40.7	1.9	0.0
Profit on disposal of subsidiary	1.6	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	0.0	(1.3)

Total operating income	$156.3	$112.5	$90.6

Results of Operations – Fiscal 2015 compared to Fiscal 2014:

(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$758.3	$682.2	$76.1	+11%
Performance Chemicals	194.5	223.5	(29.0)	-13%
Octane Additives	59.5	55.2	4.3	+8%

	$1,012.3	$960.9	$51.4	+5%

Gross profit:
Fuel Specialties	$265.1	$219.0	$46.1	+21%
Performance Chemicals	52.4	54.4	(2.0)	-4%
Octane Additives	28.5	28.6	(0.1)	0%

	$346.0	$302.0	$44.0	+15%

Gross margin (%):
Fuel Specialties	35.0	32.1	+2.9
Performance Chemicals	26.9	24.3	+2.6
Octane Additives	47.9	51.8	-3.9
Aggregate	34.2	31.4	+2.8

Operating expenses:
Fuel Specialties	$(161.2)	$(114.6)	$(46.6)	+41%
Performance Chemicals	(28.9)	(28.8)	(0.1)	0%
Octane Additives	(3.8)	(6.0)	2.2	-37%
Pension credit/(charge)	0.2	(3.3)	3.5	n/a
Corporate costs	(38.3)	(38.7)	0.4	-1%
Adjustment to fair value of contingent consideration	40.7	1.9	38.8	n/a
Profit on disposal of subsidiary	1.6	0.0	1.6	n/a

	$(189.7)	$(189.5)	$(0.2)	0%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-10	+16	+3	-26	-1
Acquisitions	+39	0	0	0	+20
Price and product mix	-3	-6	-5	+20	-3
Exchange rates	0	-16	-2	0	-5

	+26	-6	-4	-6	+11

Excluding oilfield services, revenues in the Americas were 2% higher than the prior year as a result of increased volumes. Oilfield services saw a decline in revenues year over year after excluding the acquisition of Independence, which generated additional sales compared to the prior year. EMEA volumes increased from the prior year driven by a strong performance in our core markets. Volumes were higher in ASPAC driven by higher demand in the first quarter. An adverse price and product mix in EMEA and ASPAC negatively impacted revenues primarily due to sales of lower margin products compared to the prior year. AvTel volumes were lower than the prior year due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, with an improved price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 2.9 percentage points primarily reflected the higher margins achieved in the Americas, including our oilfield services businesses, together with the higher margin contribution from AvTel and the positive effect of weaker exchange rates versus the U.S. dollar on our cost base.

Operating expenses: the year on year increase of 41%, or $46.6 million, was due to $39.4 million of additional costs for the Independence business; partly offset by a $3.9 million decrease in expenses within our other oilfield businesses; together with a $13.4 million increase in selling and technical support expenses primarily related to increased sales volumes in the Americas, excluding oilfield services; and a $2.3 million decrease in other expenses primarily due to favorable exchange rates in EMEA and ASPAC resulting from a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+11	+23	-6	0	+10
Disposals	0	0	0	-15	-15
Price and product mix	-3	-8	+5	0	-3
Exchange rates	0	-17	-6	0	-5

	+8	-2	-7	-15	-13

Volumes were higher in the Americas and EMEA, primarily due to increased Personal Care volumes, partly offset by adverse pricing pressures affecting the price and product mix. ASPAC saw lower volumes partly offset by a favorable price and product mix. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for EMEA and ASPAC. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 2.6 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business, partly resulting from the disposal of our Aroma Chemicals business at the start of the third quarter.

Operating expenses: the year on year increase of $0.1 million was due to $0.8 million higher research and development costs and $0.4 million of additional headcount to support our Personal Care growth, partly offset by a $1.1 million reduction due to the disposal of our Aroma Chemicals business.

Octane Additives

Net sales: the year on year increase of $4.3 million was primarily due to the timing of demand with our one remaining refinery customer.

Gross margin: the year on year decrease of 3.9 percentage points is primarily driven by the timing and efficiency of production for our one remaining refinery customer.

Operating expenses: the year on year decrease of $2.2 million was due to the continuing efficient management of the cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $0.2 million net credit in 2015 compared to $3.3 million net charge in 2014, primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year decrease of $0.4 million, related to $1.1 million lower legal, professional and other expenses in 2015; $1.8 million non-recurring professional costs in 2014 related to the acquisition of our Independence business; $1.4 million lower insurance claims due to non-recurring charges in 2014 relating to self-insured incidents; which were partly offset by $3.1 million higher personnel-related compensation, including higher accruals for share-based compensation; and the net $0.8 million release of a severance provision in 2014.

Adjustment to fair value of contingent consideration: the credit of $40.7 million relates to an adjustment of the carrying value of our liability for contingent consideration related to our Independence acquisition of $51.4 million, partly offset by the accretion charge of $10.7 million. The carrying value of the contingent consideration is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The contingent consideration payable is based on management’s latest forecasts of the business and on the current trading performance. The results of the business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, this is directly affected by trends in oil prices.

Profit on disposal of subsidiary: The disposal of our Aroma Chemicals business generated a profit on disposal of $1.6 million in the third quarter.

Other net income/(expense): other net expense of $0.0 million primarily related to $1.4 million of losses on translation of net assets denominated in non-functional currencies in our European businesses, offset by gains of $1.4 million on foreign currency forward exchange contracts. In 2014, other net income of $1.8 million primarily related to net gains of $3.4 million on foreign currency forward exchange contracts, partly offset by $1.6 million of losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $4.0 million in 2015 and $3.4 million in 2014, being primarily driven by higher borrowing in 2015 resulting from the funding required for the acquisition of our Independence business in the fourth quarter of 2014.

Income taxes: the effective tax rate was 21.5% and 24.2% in 2015 and 2014, respectively. The effective tax rate, once adjusted for changes to the fair value of contingent consideration, adjustments to income tax positions and the tax impact of other discrete items, was 20.1% in 2015 compared with 24.9% in 2014. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2015	2014
Income before income taxes	$152.3	$110.9
Adjustment to fair value of contingent consideration	(40.7)	0.0
Adjustment to acquisition accounting for inventory fair valuation	3.7	0.0
Profit on disposal of subsidiary	(1.6)	0.0

	$113.7	$110.9

Income taxes	$32.8	$26.8
Add back adjustment of income tax provisions	2.3	6.8
Add back tax on adjustments to fair value of contingent consideration	(15.5)	0.0
Add back other discrete items	3.2	(6.0)

	$22.8	$27.6

GAAP effective tax rate	21.5%	24.2%

Adjusted effective tax rate	20.1%	24.9%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2015	2014
Foreign tax rate differential	$(14.5)	$(16.2)
Foreign income inclusions	2.7	6.0
Deferred tax credit from United Kingdom income tax rate reduction on pensions	$(1.1)	$0.0

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2015, the Company’s income tax expense benefited to a lesser degree from a proportion of its overall profits arising in Switzerland than in 2014. This resulted in a $7.5 million benefit in Switzerland (2014 – $9.4 million). In addition, there was a $6.8 million benefit in relation to the United Kingdom (2014 – $7.9 million) and a $0.3 million benefit in relation to Germany (2014 – $0.4 million), offset by a $0.1 million reduction in other jurisdictions.

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2015, Subpart F income and the associated Section 78 gross up resulted in U.S. taxation of $4.7 million (2014 – $5.0 million). Certain overseas subsidiaries taxable under the U.S. tax regime incurred losses of $0.2 million (2014 – $2.1 million income).

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. In total, $4.7 million of foreign tax credits were utilized during 2015 to offset the incremental U.S. taxes arising from foreign income inclusions in the year (2014 – $4.8 million). Of this balance, $2.4 million of foreign tax credit carry forwards from earlier years was utilized (2014 – $3.6 million). As at December 31, 2015, the Company has utilized all foreign tax credit carry forwards from earlier years.

The United Kingdom’s 1% reduction in the corporation tax rate from 20% to 19% from April 2017 and subsequent reduction from 19% to 18% in April 2020, enacted in November 2015, resulted in a deferred tax credit of $1.1 million in the fourth quarter of 2015 in relation to the deferred tax position of the United Kingdom defined benefit pension plan.

Further details are given in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2014 compared to Fiscal 2013:

(in millions, except ratios)	2014	2013	Change
Net sales:
Fuel Specialties	$682.2	$567.4	$114.8	+20%
Performance Chemicals	223.5	192.4	31.1	+16%
Octane Additives	55.2	59.0	(3.8)	-6%

	$960.9	$818.8	$142.1	+17%

Gross profit:
Fuel Specialties	$219.0	$181.1	$37.9	+21%
Performance Chemicals	54.4	46.3	8.1	+17%
Octane Additives	28.6	27.8	0.8	+3%

	$302.0	$255.2	$46.8	+18%

Gross margin (%):
Fuel Specialties	32.1	31.9	+0.2
Performance Chemicals	24.3	24.1	+0.2
Octane Additives	51.8	47.1	+4.7
Aggregate	31.4	31.2	+0.2

Operating expenses:
Fuel Specialties	$(114.6)	$(88.4)	$(26.2)	+30%
Performance Chemicals	(28.8)	(22.7)	(6.1)	+27%
Octane Additives	(6.0)	(6.3)	0.3	-5%
Pension credit/(charge)	(3.3)	(2.3)	(1.0)	+43%
Corporate costs	(38.7)	(43.6)	4.9	-11%

	$(191.4)	$(163.3)	$(28.1)	+17%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+7	-12	-5	+24	-3
Acquisitions	+53	0	0	0	+19
Price and product mix	+6	+6	-4	-9	+4
Exchange rates	0	0	0	0	0

	+66	-6	-9	+15	+20

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

Gross margin: the year on year increase of 0.2 percentage points primarily reflected a mix of increased sales from higher margin products and a higher margin contribution from our oilfield services acquisitions.

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

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-4	+15	+10	+5
Acquisitions	+22	0	0	+10
Price and product mix	-1	-2	0	-1
Exchange rates	+1	+3	+2	+2

	+18	+16	+12	+16

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

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2014, the Company’s income tax expense benefited to a greater degree from a higher proportion of its overall profits arising in Switzerland than in 2013. This resulted in a $9.4 million benefit in Switzerland (2013 – $9.3 million). In addition, there was a $7.9 million benefit in relation to the United Kingdom (2013 – $3.9 million) and a $0.4 million benefit in relation to Germany (2013 – $0.3 million).

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

(in millions)	2015	2014
Total current assets	$458.7	$414.2
Total current liabilities	(206.1)	(222.9)

Working capital	252.6	191.3
Less cash and cash equivalents	(136.9)	(41.6)
Less short-term investments	(4.8)	(4.7)
Less current portion of deferred tax assets	(8.8)	(8.4)
Less prepaid income taxes	(3.0)	(2.0)
Less other current assets	(1.8)	0.0
Add back current portion of accrued income taxes	7.9	5.6
Add back current portion of long-term debt	0.0	0.4
Add back current portion of finance leases	0.7	0.5
Add back current portion of plant closure provisions	6.4	5.7
Add back current portion of acquisition-related contingent consideration	54.6	45.7
Add back current portion of deferred income	0.2	0.2

Adjusted working capital	$167.1	$192.7

In 2015 our adjusted working capital decreased by $25.6 million, primarily as a result of the disposal of our Aroma Chemicals business in the third quarter of 2015, together with lower working capital requirements at the end of 2015 across our segments.

We had a $26.9 million decrease in trade and other accounts receivable in 2015, which is primarily related to the collection of receivables in our Fuel Specialties segment, together with the disposal of our Aroma Chemicals business in the third quarter of 2015 and lower sales in the fourth quarter of 2015 than the prior year. Days’ sales outstanding in our Fuel Specialties segment decreased from 52 days to 47 days and decreased from 48 days to 43 days in our Performance Chemicals segment.

We had a $25.0 million decrease in inventories in 2015, which is primarily related to the disposal of our Aroma Chemicals business in the third quarter and lower sales in the fourth quarter of 2015 than the prior year. Days’ sales in inventory in our Fuel Specialties segment increased from 76 days to 96 days and decreased in our Performance Chemicals segment from 99 days to 83 days.

Prepaid expenses decreased by $2.2 million in 2015 from $8.3 million to $6.1 million, primarily related to the normal expensing of prepaid costs.

We had a $28.5 million decrease in accounts payable and accrued liabilities in 2015, partly driven by lower sales in the fourth quarter of 2015 than the prior year, together with the disposal of our Aroma Chemicals business in the third quarter of 2015. Creditor days in our Fuel Specialties segment decreased from 40 days to 26 days and our Performance Chemicals segment remained unchanged at 31 days.

Operating Cash Flows

We generated cash from operating activities of $117.7 million in 2015 compared to $106.3 million in 2014. Year over year cash from operating activities has benefited from increased operating income and lower working capital requirements across our businesses driven by the collection of receivables and lower inventory levels, partly offset by a reduction in accounts payable.

Cash

At December 31, 2015 and 2014, we had cash and cash equivalents of $136.9 million and $41.6 million, respectively, of which $118.8 million and $30.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. The amount of unremitted earnings at December 31, 2015 was approximately $775 million. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term Investments

At December 31, 2015 and 2014, we had short-term investments of $4.8 million and $4.7 million, respectively.

Debt

On November 6, 2015, the Company agreed a new revolving credit facility that retains the $200.0 million facility available to the Company and certain subsidiaries of the Company and extends the term of the facility through November 2020. In addition, the new credit agreement allows the Company to request an additional amount of up to $50.0 million to be committed by the existing lenders under the credit agreement or by new lenders.

The credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.0:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2015 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

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

At December 31, 2015, we had $133.0 million of debt outstanding under the revolving credit facility and $3.1 million of obligations under finance leases relating to certain fixed assets within our oilfield businesses.

At December 31, 2015, our maturity profile of long-term debt and finance leases is set out below:

(in millions)
2016	$0.7
2017	1.0
2018	1.0
2019	0.3
2020	133.1

Total debt	136.1
Current portion of long-term debt and finance leases	(0.7)

Long-term debt and finance leases, net of current portion	$135.4

Outlook

We are pleased with our operational performance and results for 2015. The results reinforce our confidence in our strategy and approach to the market. Both our core businesses and acquisitions met our expectations and, importantly, provided strong cash inflows.

We continue to have expectations that our Fuel Specialties and Performance Chemicals business will deliver good performances in 2016. However, the significant movement in crude oil prices is both an opportunity and a challenge for Innospec. We expect to benefit from lower raw material prices in Fuel Specialties and Performance Chemicals but we anticipate pressure on many of our customers, notably in oilfield services. Our planned focus will be to continue to work with our customers, bring them the best available technology in the most cost-effective manner, and support them through this volatile period.

We anticipate a decline in revenues from our Octane Additives segment. We have not agreed a new contract with our sole remaining customer and thus have limited visibility for 2016 and beyond, although we have received an inquiry from them regarding additional supply of TEL in the early part of 2016.

At December 31, 2015, the Company had cash, cash equivalents and short-term investments of $141.7 million, long-term debt of $133.0 million and finance leases of $3.1 million, giving total debt of $136.1 million, resulting in a net cash position of $5.6 million.

During 2015 the Company repurchased 309,697 of our common stock at a cost of $14.0 million, which completed the authorized share repurchase program announced on May 12, 2014.

On November 3, 2015 the Company announced that its board of directors has authorized a new share repurchase program which targets to repurchase up to $90 million of common stock over the next three years. During the quarter ended December 31, 2015, there were no share repurchases made by the Company.

The Company expects to fund its operations and share repurchase program over at least the next 12 months from a combination of operating cash flows and its revolving credit facility.

Contractual Commitments

The following represents contractual commitments at December 31, 2015 and the effect of those obligations on future cash flows:

(in millions)	Total	2016	2017-18	2019-20	Thereafter
Operating activities
Planned funding of pension obligations	$5.7	$1.1	$2.3	$2.3	$0.0
Remediation payments	37.7	6.4	9.5	2.7	19.1
Operating lease commitments	15.8	3.8	5.9	4.4	1.7
Raw material purchase obligations	24.6	6.0	12.3	6.3	0.0
Interest payments on debt	4.3	0.9	1.7	1.7	0.0

Investing activities
Capital commitments	2.4	2.4	0.0	0.0	0.0

Financing activities
Long-term debt obligations	133.0	0.0	0.0	133.0	0.0
Finance leases	3.1	0.7	2.0	0.4	0.0
Acquisition-related contingent consideration	54.6	54.6	0.0	0.0	0.0

Total	$281.2	$75.9	$33.7	$150.8	$20.8

Operating activities

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $1.1 million in 2016, $2.3 million in 2017-18 and $2.3 million in 2019-20. Year on year the commitment to make cash contributions to the Plan has been reduced due to the Plan being in a surplus position. It is not considered meaningful to predict amounts beyond 2020 since there are too many uncertainties including future returns on assets, pension increases and inflation which are evaluated when the plan undertakes an actuarial valuation every three years.

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

Financing activities

On November 6, 2015, the Company agreed a new revolving credit facility that retains the $200.0 million previous facility available to the Company and certain subsidiaries of the Company and extends the term of the facility through November 2020. In addition, the new credit agreement allows the Company to request an additional amount of up to $50.0 million to be committed by the existing lenders under the credit agreement or by new lenders.

Finance leases relate to the financing of certain fixed assets in our oilfield businesses.

As part of the acquisition of Independence, Innospec has deferred consideration which is contingently payable over the two years post acquisition based on a multiple of Independence’s annualized earnings before interest, taxes, depreciation and amortization plus a percentage of free cash flow. Innospec paid $44.0 million as part of the deferred consideration on January 11, 2016 in line with the terms of the sale and purchase agreement. Based on the current forecasts for Independence’s performance, Innospec will make a further deferred consideration payment of $10.6 million, payable approximately two years after closing, with a portion of such deferred payments payable, at Innospec’s election, in shares of Innospec’s common stock.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $37.7 million at December 31, 2015. Remediation expenditure utilizing these provisions was $2.6 million, $2.0 million and $1.9 million in the years 2015, 2014 and 2013, respectively.

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

The Company offers fixed prices for some long-term sales contracts. As manufacturing and raw material costs are subject to variability the Company may use commodity swaps to hedge the cost of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating costs of raw materials.

Interest Rate Risk

From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2015 the Company had cash, cash equivalents and short-term investments of $141.7 million, no bank overdraft and long-term debt and finance leases of $136.1 million (including current portion). Long-term debt comprises a revolving credit facility which provides for borrowings by us of up to $200.0 million. The credit facility carries an interest rate based on U.S. dollar LIBOR plus a margin of between 1.20% and 2.45% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility. At December 31, 2015, $133.0 million was drawn under the revolving credit facility. As cash and cash equivalents more than offset long-term debt, the Company has not entered into interest rate swap agreements in relation to this exposure.

The Company has $136.1 million long-term debt and finance leases (including the current portion) which is offset by the $136.9 million cash and cash equivalents and $4.8 million short-term investments. Therefore, the interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances and short-term investments.

On a gross basis, assuming no additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $1.3 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.1 million before tax.

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

The primary foreign currencies in which we have exchange rate fluctuation exposure are the European Union euro, British pound sterling and Brazilian Real. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities, to the extent that such figures reflect the inclusion of foreign assets and liabilities which are translated into U.S. dollars for presentation in our consolidated financial statements, as well as our results of operations.

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

The trading of our Fuel Specialties and Performance Chemicals reporting segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5%

strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.8 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.:

We have audited the accompanying consolidated balance sheets of Innospec Inc. (Innospec) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows and equity for each of the years in the three-year period ended December 31, 2015. We also have audited Innospec’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innospec’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” appearing in item 9A of the Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Innospec’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innospec and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Innospec maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG Audit Plc

Manchester, United Kingdom

February 17, 2016

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2015	2014	2013
Net sales	$1,012.3	$960.9	$818.8
Cost of goods sold	(666.3)	(658.9)	(563.6)

Gross profit	346.0	302.0	255.2

Operating expenses:
Selling, general and administrative	(206.7)	(169.2)	(142.1)
Research and development	(25.3)	(22.2)	(21.2)
Adjustment to fair value of contingent consideration	40.7	1.9	0.0
Profit on disposal of subsidiary	1.6	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	0.0	(1.3)

Total operating expenses	(189.7)	(189.5)	(164.6)

Operating income	156.3	112.5	90.6
Other net income	0.0	1.8	4.1
Interest expense, net	(4.0)	(3.4)	(1.9)

Income before income taxes	152.3	110.9	92.8
Income taxes	(32.8)	(26.8)	(15.0)

Net income	$119.5	$84.1	$77.8

Earnings per share:
Basic	$4.96	$3.45	$3.29

Diluted	$4.86	$3.38	$3.22

Weighted average shares outstanding (in thousands):
Basic	24,107	24,391	23,651

Diluted	24,612	24,878	24,156

Dividend declared per common share	$0.61	$0.55	$0.50

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2015	2014	2013
Net income	$119.5	$84.1	$77.8
Changes in cumulative translation adjustment	(11.0)	(18.0)	1.2
Changes in unrealized losses on derivative instruments, net of tax of $0.0 million, $0.0 million and $0.0 million, respectively	0.0	0.0	(0.1)
Amortization of prior service credit, net of tax of $0.2 million, $0.3 million and $0.3 million, respectively	(1.0)	(1.0)	(1.0)
Amortization of actuarial net losses, net of tax of $(1.0) million, $(1.1) million and $(1.4) million, respectively	4.2	4.3	4.8
Actuarial net gains/(losses) arising during the year, net of tax of $(0.9) million, $(13.9) million and $1.8 million, respectively	3.2	54.7	(6.7)

Total comprehensive income	$114.9	$124.1	$76.0

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2015	2014	2013
Cumulative translation adjustment	$(60.0)	$(49.0)	$(31.0)
Unrecognized actuarial net losses, net of tax of $20.5 million, $22.2 million and $36.9 million, respectively	(50.9)	(57.3)	(115.3)

Accumulated other comprehensive loss	$(110.9)	$(106.3)	$(146.3)

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$136.9	$41.6
Short-term investments	4.8	4.7
Trade and other accounts receivable (less allowances of $3.6 million and $3.9 million, respectively)	137.4	164.3
Inventories (less allowances of $8.8 million and $10.2 million, respectively):
Finished goods	104.4	127.0
Work in progress	2.7	1.2
Raw materials	52.8	56.7

Total inventories	159.9	184.9
Current portion of deferred tax assets	8.8	8.4
Prepaid expenses	6.1	8.3
Prepaid income taxes	3.0	2.0
Other current assets	1.8	0.0

Total current assets	458.7	414.2
Net property, plant and equipment	76.0	80.8
Goodwill	267.4	276.1
Other intangible assets	168.7	181.1
Deferred finance costs	1.4	1.1
Deferred tax assets, net of current portion	1.4	0.7
Pension asset	55.5	45.2
Other non-current assets	0.9	0.7

Total assets	$1,030.0	$999.9

Liabilities and Equity
Current liabilities:
Accounts payable	$52.2	$87.6
Accrued liabilities	84.1	77.2
Current portion of long-term debt	0.0	0.4
Current portion of finance leases	0.7	0.5
Current portion of plant closure provisions	6.4	5.7
Current portion of accrued income taxes	7.9	5.6
Current portion of acquisition-related contingent consideration	54.6	45.7
Current portion of deferred income	0.2	0.2

Total current liabilities	206.1	222.9
Long-term debt, net of current portion	133.0	139.0
Finance leases, net of current portion	2.4	1.7
Plant closure provisions, net of current portion	31.3	28.4
Unrecognized tax benefits, net of current portion	3.9	6.2
Deferred tax liabilities, net of current portion	37.7	23.0
Pension liabilities	9.2	10.4
Acquisition-related contingent consideration	0.0	49.5
Deferred income, net of current portion	0.6	0.9
Other non-current liabilities	0.5	2.0

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	311.0	308.8
Treasury stock (5,453,078 and 5,263,481 shares at cost, respectively)	(91.8)	(78.7)
Retained earnings	496.4	391.8
Accumulated other comprehensive loss	(110.9)	(106.3)

Total Innospec stockholders’ equity	605.0	515.9
Non-controlling interest	0.3	0.0

Total equity	605.3	515.9

Total liabilities and equity	$1,030.0	$999.9

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$119.5	$84.1	$77.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.2	29.1	20.4
Impairment of Octane Additives segment goodwill	0.0	0.0	1.3
Adjustment to fair value of contingent consideration	(40.7)	(1.9)	0.0
Deferred taxes	12.0	5.8	5.8
Excess tax benefit from stock-based payment arrangements	(0.5)	(0.4)	(3.8)
Cash contributions to defined benefit pension plans	(9.0)	(11.6)	(11.0)
Non-cash expense of defined benefit pension plans	0.5	3.8	3.0
Stock option compensation	3.7	2.6	2.5
Repayment of promissory note in civil complaint settlement	0.0	(5.0)	(5.0)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	13.6	(0.9)	(1.4)
Inventories	5.5	(11.1)	(10.1)
Prepaid expenses	1.8	(1.3)	(0.5)
Accounts payable and accrued liabilities	(24.5)	0.5	(4.4)
Accrued income taxes	2.0	14.9	(14.7)
Plant closure provisions	4.1	1.9	1.9
Profit on disposal of subsidiary	(1.6)	0.0	0.0
Unrecognized tax benefits	(2.3)	(6.8)	0.2
Other non-current assets and liabilities	(1.6)	2.6	(0.7)

Net cash provided by operating activities	117.7	106.3	61.3

Cash Flows from Investing Activities
Capital expenditures	(17.6)	(13.5)	(11.0)
Business combinations, net of cash acquired	0.0	(98.7)	(94.4)
Proceeds from disposal of subsidiary	41.5	0.0	0.0
Internally developed software	(8.6)	(8.4)	(9.4)
Purchase of short-term investments	(6.7)	(5.0)	(7.0)
Sale of short-term investments	6.4	6.6	5.7

Net cash provided by/(used in) investing activities	15.0	(119.0)	(116.1)

Cash Flows from Financing Activities
Non-controlling interest	0.3	0.0	0.0
Proceeds from revolving credit facility	6.0	53.0	145.0
Repayments of revolving credit facility	(12.0)	(56.0)	(23.0)
Repayments of term loans	(0.4)	(1.7)	(0.2)
Refinancing costs	(1.5)	(0.1)	(0.9)
Excess tax benefit from stock-based payment arrangements	0.5	0.4	3.8
Dividend paid	(14.9)	(13.4)	(12.0)
Issue of treasury stock	1.0	0.4	3.8
Repurchase of common stock	(15.3)	(6.9)	(3.7)

Net cash provided by/(used in) financing activities	(36.3)	(24.3)	112.8
Effect of foreign currency exchange rate changes on cash	(1.1)	(1.6)	(0.2)

Net change in cash and cash equivalents	95.3	(38.6)	57.8
Cash and cash equivalents at beginning of year	41.6	80.2	22.4

Cash and cash equivalents at end of year	$136.9	$41.6	$80.2

Amortization of deferred finance costs of $1.2 million (2014 – $0.7 million, 2013 – $0.4 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2012	$0.3	$292.1	$(85.0)	$254.1	$(144.5)	$0.0	$317.0
Net income				77.8			77.8
Dividend paid ($0.50 per share)				(12.0)			(12.0)
Changes in cumulative translation adjustment					1.2		1.2
Non-controlling interest						0.0	0.0
Changes in unrealized gains/(losses) on derivative instruments, net of tax					(0.1)		(0.1)
Treasury stock re-issued		(4.2)	8.8				4.6
Treasury stock repurchased			(3.7)				(3.7)
Excess tax benefit from stock-based payment arrangements		3.8					3.8
Stock option compensation		2.5					2.5
Fair value of Bachman acquisition-related consideration		10.5	4.5				15.0
Fair value of Chemsil acquisition-related consideration		4.1	2.1				6.2
Amortization of prior service credit, net of tax					(1.0)		(1.0)
Amortization of actuarial net losses, net of tax					4.8		4.8
Actuarial net losses arising during the year, net of tax					(6.7)		(6.7)

Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$319.9	$(146.3)	$0.0	$409.4
Net income				84.1			84.1
Dividend paid ($0.55 per share)				(13.4)			(13.4)
Changes in cumulative translation adjustment					(18.0)		(18.0)
Non-controlling interest						0.0	0.0
Treasury stock re-issued		(1.0)	1.5				0.5
Treasury stock repurchased			(6.9)				(6.9)
Excess tax benefit from stock-based payment arrangements		0.4					0.4
Stock option compensation		2.6					2.6
Fair value of contingent consideration		(2.0)		1.2			(0.8)
Amortization of prior service credit, net of tax					(1.0)		(1.0)
Amortization of actuarial net losses, net of tax					4.3		4.3
Actuarial net gains arising during the year, net of tax					54.7		54.7

Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$0.0	$515.9
Net income				119.5			119.5
Dividend paid ($0.61 per share)				(14.9)			(14.9)
Changes in cumulative translation adjustment					(11.0)		(11.0)
Non-controlling interest						0.3	0.3
Business disposal		(0.4)					(0.4)
Treasury stock re-issued		(1.6)	2.2				0.6
Treasury stock repurchased			(15.3)				(15.3)
Excess tax benefit from stock-based payment arrangements		0.5					0.5
Stock option compensation		3.7					3.7
Amortization of prior service credit, net of tax					(1.0)		(1.0)
Amortization of actuarial net losses, net of tax					4.2		4.2
Actuarial net gains arising during the year, net of tax					3.2		3.2

Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield services business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care and Polymers markets. Our Octane Additives business manufactures products for use in automotive gasoline and provides services in respect of environmental remediation. Our principal product lines and reportable segments are Fuel Specialties, Performance Chemicals and Octane Additives.

See Note 3 of the Notes to the Consolidated Financial Statements for financial information on the Company’s reportable segments.

Note 2.     Accounting Policies

Basis of preparation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and include all subsidiaries of the Company where the Company has a controlling financial interest. All significant intercompany accounts and balances have been eliminated upon consolidation. All acquisitions and disposals are accounted for in accordance with GAAP. The results of operations of an acquired or disposed business are included or excluded from the consolidated financial statements from the date of acquisition or disposal.

Use of estimates: The preparation of the consolidated financial statements, in accordance with GAAP in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Goodwill and other intangible assets: Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to at least annual impairment assessments. Initially we perform a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount prior to performing the two-step goodwill impairment test. If a two-step test is required we assess the fair value based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment assessment of the goodwill relating to the Fuel Specialties and Performance Chemicals segments is December 31 each year. The Company capitalizes software development costs, including licenses, subsequent to the establishment of technological feasibility. Other intangible assets deemed to have finite lives, including software development costs and licenses, are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental compliance and remediation: Environmental compliance costs include ongoing maintenance, monitoring and similar costs. We recognize environmental liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and the costs can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. Adjustments to the fair value of contingent consideration are recognized in operating income in the reporting period and within the associated liability at the balance sheet date to reflect the passage of time accretion expense and any revisions to the amount or timing of the initial measurement.

Revenue recognition: The Company supplies products to customers from its various manufacturing sites and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when legal title, which is defined and generally accepted in the standard terms and conditions, and the risk of loss transfers between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of shipping.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3.     Segment Reporting and Geographical Area Data

Innospec divides its business into three segments for management and reporting purposes: Fuel Specialties, Performance Chemicals and Octane Additives. The Fuel Specialties and Performance Chemicals segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is generally characterized by unpredictable and declining demand.

In 2015, the Company had as a significant customer in the Fuel Specialties segment, Royal Dutch Shell plc and its affiliates (“Shell”), which accounted for $65.8 million (6.5%) of our net group sales. In 2014 and 2013, Shell accounted for $81.9 million (8.5%) and $83.1 million (10.1%) of our net group sales, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2015	2014	2013
Net sales:
Fuel Specialties	$758.3	$682.2	$567.4
Performance Chemicals	194.5	223.5	192.4
Octane Additives	59.5	55.2	59.0

	$1,012.3	$960.9	$818.8

Gross profit:
Fuel Specialties	$265.1	$219.0	$181.1
Performance Chemicals	52.4	54.4	46.3
Octane Additives	28.5	28.6	27.8

	$346.0	$302.0	$255.2

Operating income:
Fuel Specialties	$103.9	$104.4	$92.7
Performance Chemicals	23.5	25.6	23.6
Octane Additives	24.7	22.6	21.5
Pension credit/(charge)	0.2	(3.3)	(2.3)
Corporate costs	(38.3)	(38.7)	(43.6)
Adjustment to fair value of contingent consideration	40.7	1.9	0.0
Profit on disposal of subsidiary	1.6	0.0	0.0
Impairment of Octane Additives segment goodwill	0.0	0.0	(1.3)

Total operating income	$156.3	$112.5	$90.6

Identifiable assets at year end:
Fuel Specialties	$633.0	$676.9	$446.4
Performance Chemicals	137.0	181.0	176.8
Octane Additives	28.7	29.2	42.0
Corporate	231.3	112.8	129.5

	$1,030.0	$999.9	$794.7

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

Identifiable assets are those directly associated with the operations of the geographical area.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

(in millions)	2015	2014	2013
Net sales by source:
United States	$571.9	$468.6	$276.1
United Kingdom	445.2	486.1	502.4
Rest of Europe	133.3	146.9	129.1
Rest of World	22.1	21.4	0.2
Sales between areas	(160.2)	(162.1)	(89.0)

	$1,012.3	$960.9	$818.8

Income before income taxes:
United States	$52.7	$15.2	$10.0
United Kingdom	60.6	57.8	43.7
Rest of Europe	42.0	39.3	40.4
Rest of World	(3.0)	(1.4)	0.0
Impairment of Octane Additives segment goodwill	0.0	0.0	(1.3)

	$152.3	$110.9	$92.8

Long-lived assets at year end:
United States	$185.8	$197.9	$148.2
United Kingdom	49.3	54.1	29.4
Rest of Europe	10.6	10.4	11.5
Rest of World	0.4	0.6	0.0

	$246.1	$263.0	$189.1

Identifiable assets at year end:
United States	$412.3	$449.3	$291.7
United Kingdom	303.4	216.4	261.5
Rest of Europe	30.9	39.0	53.2
Rest of World	16.0	19.1	0.4
Goodwill	267.4	276.1	187.9

	$1,030.0	$999.9	$794.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.     Profit on Disposal of Subsidiary

On July 6, 2015 the Company divested its 100% equity interest in its Aroma Chemicals business, Innospec Widnes Limited, for cash consideration of $41.5 million after transaction costs.

(in millions)
Total consideration	$41.5
Net assets disposed	(33.9)
Other effects (1)	(6.0)

Net gain	$1.6

(1)	Other effects include foreign exchange losses transferred to the income statement

During the twelve month period ended December 31, 2015 the Aroma Chemicals business generated pre-tax profits amounting to $2.6 million (2014 – $7.3 million). Under the guidance in ASU 2014-08, it was determined that the Aroma Chemicals business does not qualify as discontinued operations as of December 31, 2015. The disposal of the Aroma Chemicals business does not represent a strategic shift that has or will have a major impact on our operations or financial results.

The following table presents the aggregate carrying amount of the major classes of assets and liabilities related to the Aroma Chemicals business disposed on July 6, 2015:

(in millions)
Assets
Trade and other accounts receivable	$9.5
Inventories	15.2
Other current assets	0.3
Property, plant and equipment	9.0
Goodwill	7.6

Total assets	$41.6

Liabilities
Accounts payable and accrued liabilities	$5.5
Accrued income taxes	1.6
Plant closure provision	0.3
Other liabilities	0.3

Total liabilities	$7.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2015	2014	2013
Numerator (in millions):
Net income available to common stockholders	$119.5	$84.1	$77.8

Denominator (in thousands):
Weighted average common shares outstanding	24,107	24,391	23,651
Dilutive effect of stock options and awards	505	487	505

Denominator for diluted earnings per share	24,612	24,878	24,156

Net income per share, basic:	$4.96	$3.45	$3.29

Net income per share, diluted:	$4.86	$3.38	$3.22

In 2015, 2014 and 2013 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0, 36,775 and 0 respectively.

Note 6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2015	2014
Land	$6.2	$8.8
Buildings	21.6	20.7
Equipment	128.0	151.8
Work in progress	5.2	5.7

	161.0	187.0
Less accumulated depreciation	(85.0)	(106.2)

	$76.0	$80.8

Of the total net book value of equipment at December 31, 2015 $3.0 million (2014 – $2.2 million) are in respect of assets held under finance leases.

Depreciation charges were $13.0 million, $10.6 million and $8.9 million in 2015, 2014 and 2013, respectively.

The estimated additional cost to complete work in progress is $2.4 million (2014 – $1.4 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Goodwill

The following table analyzes goodwill for 2015 and 2014.

(in millions)	Fuel Specialties	Performance Chemicals	Octane Additives	Total
At January 1, 2014
Gross cost (1)	$141.1	$46.8	$236.5	$424.4
Accumulated impairment losses	0.0	0.0	(236.5)	(236.5)

Net book amount	141.1	46.8	0.0	187.9

Exchange effect	(0.3)	(0.1)	0.0	(0.4)
Acquisitions	88.1	0.0	0.0	88.1
Adjustments to purchase price allocation	0.5	0.0	0.0	0.5
At December 31, 2014
Gross cost (1)	229.4	46.7	236.5	512.6
Accumulated impairment losses	0.0	0.0	(236.5)	(236.5)

Net book amount	229.4	46.7	0.0	276.1

Exchange effect	(0.2)	0.0	0.0	(0.2)
Disposals	0.0	(7.6)	0.0	(7.6)
Adjustments to purchase price allocation	(0.9)	0.0	0.0	(0.9)
At December 31, 2015
Gross cost (1)	228.3	39.1	236.5	503.9
Accumulated impairment losses	0.0	0.0	(236.5)	(236.5)

Net book amount	$228.3	$39.1	$0.0	$267.4

(1)	Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

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

The Company assesses goodwill for impairment on at least an annual basis, initially based on a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount. If a potential impairment is identified then a two-step impairment test is followed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs its annual impairment assessment in respect of our Fuel Specialties and Performance Chemicals goodwill as at December 31, 2015. At this date we had $228.3 million and $39.1 million of goodwill relating to our Fuel Specialties and Performance Chemicals segments, respectively. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments. For the years ended December 31, 2014 and 2013 the Company performed annual impairment tests and concluded that there had been no impairment of goodwill in respect of those reporting segments at those balance sheet dates.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 8.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2015	2014
Gross cost:
– Product rights	$34.0	$34.0
– Brand names	8.9	8.9
– Technology	55.1	59.9
– Customer relationships	85.1	87.9
– Patents	2.9	2.9
– Non-compete agreements	4.1	4.1
– Marketing related	22.1	22.1
– Internally developed software	36.4	27.8

	248.6	247.6

Accumulated amortization:
– Product rights	(8.8)	(5.0)
– Brand names	(2.0)	(0.8)
– Technology	(8.9)	(10.3)
– Customer relationships	(25.7)	(21.8)
– Patents	(2.9)	(2.9)
– Non-compete agreements	(2.5)	(1.6)
– Marketing related	(20.3)	(19.3)
– Internally developed software	(8.8)	(4.8)

	(79.9)	(66.5)

	$168.7	$181.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product rights

Following the acquisition of Chemsil on August 30, 2013, the Company recognized an intangible asset of $34.0 million in respect of Chemsil’s product rights portfolio. This asset has an expected life of 9 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

An amortization expense of $3.8 million was recognized in 2015 (2014 – $3.7 million) in cost of goods sold.

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

An amortization expense of $1.2 million was recognized in 2015 (2014 – $0.7 million) in selling, general and administrative expenses.

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

An amortization expense of $3.4 million was recognized in 2015 (2014 – $2.4 million) in cost of goods sold.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

An amortization expense of $6.7 million was recognized in 2015 (2014 – $5.0 million) in selling, general and administrative expenses.

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

An amortization expense of $0.9 million was recognized in 2015 (2014 – $0.9 million) in selling, general and administrative expenses.

Marketing related

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was amortized straight-line to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $1.0 million was recognized in 2015 (2014 – $1.0 million) in cost of goods sold.

Internally developed software

In 2015 we continued with the process of developing our new, company-wide, information system platform. In the fourth quarter of 2015 we have implemented the new platform at the majority of reporting units outside of the U.S. which combined with the initial deployment in 2013 means the majority of our businesses are now operating with the new platform. At December 31, 2015 we had capitalized $36.4 million (2014 – $27.8 million) in relation to this internally developed software. This asset has an expected life of 5 years from the point in time each deployment is completed and is being amortized on a straight-line basis over these periods. No residual value is anticipated.

An amortization expense of $4.0 million was recognized in 2015 (2014 – $3.8 million) in selling, general and administrative expenses.

Amortization expense

The aggregate of other intangible asset amortization expense was $21.0 million, $17.8 million and $11.1 million in 2015, 2014 and 2013, respectively, of which $8.2 million, $7.4 million and $3.8 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2016	$24.3
2017	$24.1
2018	$21.1
2019	$17.7
2020	$17.4

Note 9.    Pension Plans

United Kingdom plan

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2015, the Company contributed $9.0 million in cash to the Plan in accordance with an actuarial deficit recovery plan agreed with the trustees.

(in millions)	2015	2014	2013
Plan net pension charge/(credit):
Service cost	$1.5	$1.7	$1.6
Interest cost on PBO	27.7	34.7	31.3
Expected return on plan assets	(33.4)	(37.2)	(35.5)
Amortization of prior service credit	(1.2)	(1.3)	(1.3)
Amortization of actuarial net losses	5.2	5.4	6.2

	$(0.2)	$3.3	$2.3

Plan assumptions at December 31, (%):
Discount rate	3.69	3.55	4.40
Inflation rate	2.15	2.15	2.55
Rate of return on plan assets – overall on bid-value	4.20	4.05	4.85
Rate of return on plan assets – equity securities	6.65	6.50	7.50
Rate of return on plan assets – debt securities	2.85	2.75	3.40

Plan asset allocation by category (%):
Equity securities	34	32	35
Debt securities	62	63	61
Cash	4	5	4

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between yields on fixed interest and index linked United Kingdom government gilts. A 0.25% change in the discount rate assumption would change the PBO by approximately $24 million and the net pension credit for 2016 would be unchanged. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $17 million and the net pension credit for 2016 by approximately $0.1 million.

The current investment strategy of the Plan is to obtain an asset allocation of 65% debt securities and 35% equity securities in order to achieve a more predictable return on assets. As at December 31, 2015, approximately 35% (December 31, 2014 – 50%) of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 16% (December 31, 2014 – 40%) of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2015	2014
Change in PBO:
Opening balance	$817.1	$819.8
Interest cost	27.7	34.7
Service cost	1.5	1.7
Benefits paid	(42.9)	(47.6)
Actuarial losses/(gains)	(21.8)	59.3
Exchange effect	(41.9)	(50.8)

Closing balance	$739.7	$817.1

Fair value of plan assets:
Opening balance	$862.3	$790.3
Actual benefits paid	(42.9)	(47.6)
Actual contributions by employer	9.0	11.4
Actual return on assets	11.5	161.7
Exchange effect	(44.7)	(53.5)

Closing balance	$795.2	$862.3

The accumulated benefit obligation for the Plan was $739.7 million and $817.1 million at December 31, 2015 and 2014, respectively.

For the vast majority of assets, a market approach is adopted to assess the fair value of the assets, with the inputs being the quoted market prices for the actual securities held in the relevant fund.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities

Common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded and are classified in Level 1.

Fixed income securities

Fixed income securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and are classified as Level 1.

Insurance contracts

During the year the Company has invested in insurance contracts, known as buy-in contracts. The value of the insurance contract used significant unobservable inputs including plan participant medical data, in addition to observable inputs which includes expected return on assets and estimated value premium. Therefore, we have classified the contracts as Level 3 investments. Fair value estimates are provided by external parties and are subsequently reviewed and approved by management.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2015
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$0.4	$		$		$0.4
Debt securities issued by non-U.S. governments and government agencies	132.1					132.1
Corporate debt securities	189.7					189.7
Other asset-backed securities	0.2					0.2
Equity securities:
Equity securities held for proprietary investment purposes	125.0					125.0
Real estate	64.7					64.7
Insurance contracts					171.9	171.9
Investments measured at net asset value(1)						47.6
Other assets			31.6			31.6

Total assets at fair value	512.1		31.6		171.9	763.2
Cash	32.0					32.0

Total plan assets	$544.1		$31.6		$171.9	$795.2

At December 31, 2014
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$1.1	$		$		$1.1
Debt securities issued by non-U.S. governments and government agencies	324.3					324.3
Corporate debt securities	211.4					211.4
Residential mortgage-backed securities	0.2					0.2
Other asset-backed securities	3.1					3.1
Equity securities:
Equity securities held for proprietary investment purposes	134.1					134.1
Real estate	65.6					65.6
Investments measured at net asset value (1)						44.1
Other assets			32.7		0.0	32.7

Total assets at fair value	739.8		32.7		0.0	816.6
Cash	45.7					45.7

Total plan assets	$785.5		$32.7		$0.0	$862.3

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets measured at net asset value was as follows:

(in millions)	Other Assets
Balance at December 31, 2013	$38.3
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	7.3
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	0.7
Exchange effect	(2.2)

Balance at December 31, 2014	44.1
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	4.7
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	6.5
Exchange effect	(7.7)

Balance at December 31, 2015	$47.6

The projected net pension credit for the year ending December 31, 2016 is as follows:

(in millions)
Service cost	$1.0
Interest cost on PBO	22.4
Expected return on plan assets	(32.3)
Amortization of prior service credit	(1.2)
Amortization of actuarial net losses	2.8

$(7.3)

The following benefit payments are expected to be made:

(in millions)
2016	$45.2
2017	$43.1
2018	$43.7
2019	$44.3
2020	$44.9
2021-2025	$233.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

(in millions)	2015	2014	2013
Plan net pension charge:
Service cost	$0.2	$0.2	$0.2
Interest cost on PBO	0.2	0.3	0.3
Amortization of prior service cost/(credit)	0.0	0.0	(0.1)
Amortization of actuarial net loss	0.3	0.1	0.2

	$0.7	$0.6	$0.6

Plan assumptions at December 31, (%):
Discount rate	2.40	2.10	3.50
Inflation rate	1.75	1.75	2.00
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2015	2014
Change in PBO:
Opening balance	$10.4	$9.6
Service cost	0.2	0.2
Interest cost	0.2	0.3
Benefits paid	(0.2)	(0.2)
Actuarial losses/(gains)	(0.3)	1.8
Exchange effect	(1.1)	(1.3)

Closing balance	$9.2	$10.4

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $1.9 million, net of tax of $0.6 million.

Other plans

Company contributions to defined contribution schemes during 2015 were $8.5 million (2014 – $8.2 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2013	$0.6	$12.2	$12.8
Additions for tax positions of prior periods	0.6	0.2	0.8
Reductions due to lapsed statutes of limitations	(0.1)	(0.5)	(0.6)

Closing balance at December 31, 2013	1.1	11.9	13.0
Current	(0.6)	(6.2)	(6.8)

Non-current	$0.5	$5.7	$6.2

Opening balance at January 1, 2014	$1.1	$11.9	$13.0
Reductions for tax positions of prior periods	(0.4)	(3.6)	(4.0)
Additions for tax positions of prior periods	0.0	0.1	0.1
Additions for current year tax positions	0.0	0.2	0.2
Reductions due to lapsed statutes of limitations	(0.2)	(2.9)	(3.1)

Closing balance at December 31, 2014	0.5	5.7	6.2
Current	0.0	0.0	0.0

Non-current	$0.5	$5.7	$6.2

Opening balance at January 1, 2015	$0.5	$5.7	$6.2
Reductions for tax positions of prior periods	0.0	0.0	0.0
Additions for tax positions of prior periods	0.1	0.3	0.4
Additions for current year tax positions	0.0	1.2	1.2
Reductions due to lapsed statutes of limitations	(0.3)	(3.6)	(3.9)

Closing balance at December 31, 2015	0.3	3.6	3.9
Current	0.0	0.0	0.0

Non-current	$0.3	$3.6	$3.9

All of the $3.9 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

During 2015, the Company recorded a net reduction of $2.3 million in unrecognized tax benefits and associated interest and penalties.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s U.S. subsidiaries received notification in March 2015 of a federal income tax examination by the IRS in respect of 2013. The examination was effectively settled in the fourth quarter of 2015 with no additional tax cost to the Company.

The Company’s German subsidiaries received a tax audit notification in October 2015 in respect of 2010 – 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at December 31, 2015.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2012 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2010 onwards), Switzerland (2014 onwards) and the United Kingdom (2014 onwards).

The sources of income before income taxes were as follows:

(in millions)	2015	2014	2013
Domestic	$52.7	$15.2	$10.0
Foreign	99.6	95.7	82.8

	$152.3	$110.9	$92.8

The components of income tax charges are summarized as follows:

(in millions)	2015	2014	2013
Current:
Federal	$5.2	$4.5	$0.8
State and local	1.3	2.1	0.8
Foreign	14.3	14.9	6.8

	20.8	21.5	8.4

Deferred:
Federal	12.8	3.3	1.7
State and local	0.5	0.3	0.1
Foreign	(1.3)	1.7	4.8

	12.0	5.3	6.6

	$32.8	$26.8	$15.0

Cash payments for income taxes were $22.5 million, $11.6 million and $21.1 million during 2015, 2014 and 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	1.8	5.5	4.2
Foreign tax rate differential	(9.6)	(14.6)	(14.6)
Tax charge/(credit) from previous years	(0.5)	4.7	(2.9)
Net charge/(credit) from unrecognized tax benefits	(1.5)	(6.2)	0.2
Foreign currency translation	(1.9)	1.0	(2.7)
Other items and adjustments, net	(1.1)	(1.2)	(3.9)
United Kingdom income tax rate reduction	(0.7)	0.0	0.9

	21.5%	24.2%	16.2%

The most significant factor is the mix of taxable profits generated in the different geographical localities in which the Group operates, which continues to have a significant positive impact on the effective rate.

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under the U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. Foreign income inclusions have a negative impact on the effective tax rate.

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. The effective rate is positively impacted by the utilization of foreign tax credits against foreign income inclusions in 2015.

As a consequence of the Group having operations outside of the U.S., it is exposed to foreign currency fluctuations. These have had a positive impact on the effective rate in 2015.

Other items do not have a material impact on the effective tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2015	2014
Deferred tax assets:
Foreign tax credits	$0.0	$0.8
Accrued expenses	0.3	0.3
Stock options	5.2	5.0
Excess of tax over book basis in property, plant and equipment	0.1	0.4
Net operating loss carry forwards	2.7	0.6
Pension assets	0.6	0.7
Intangible assets	3.3	5.3
Accretion expense	4.8	0.9
Other	5.0	4.5

Subtotal	22.0	18.5
Less valuation allowance	0.0	0.0

Total net deferred tax assets	$22.0	$18.5

Deferred tax liabilities:
Excess of book over tax basis in property, plant and equipment	$(4.1)	$(2.7)
Goodwill amortization	(11.3)	(13.0)
Intangible amortization	(23.4)	(7.2)
Pension liabilities	(10.0)	(9.0)
Other	(0.7)	(0.5)

Total deferred tax liabilities	$(49.5)	$(32.4)

Net deferred tax liability	$(27.5)	$(13.9)

Current portion of deferred tax assets	$8.8	$8.4
Deferred tax assets, net of current portion	1.4	0.7
Current portion of deferred tax liabilities	0.0	0.0
Deferred tax liabilities, net of current portion	(37.7)	(23.0)

	$(27.5)	$(13.9)

The Company evaluates deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. As a result of the Company’s assessment of its deferred tax assets at December 31, 2015, the Company considers it more likely than not that it will recover the full benefit of its deferred tax assets and no valuation allowance is required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

Net operating loss carry forwards result in a deferred tax asset of $2.7 million (2014 – $0.6 million). The net operating loss carry forwards arose in the U.S. and in three of the Company’s foreign subsidiaries. The net operating loss carry forwards of $0.2 million in the U.S. arose from state tax losses in prior periods and a current year federal income tax loss in one of the Company’s U.S. subsidiaries. It is expected that sufficient taxable profits will be generated in the U.S. against which the federal net operating loss carry forwards of $0.1 million can be relieved prior to their expiration in 2035, and the state net operating loss carry forwards of $0.1 million can be relieved prior to their expiration in the period 2016 to 2033. The net operating loss carry forwards in three of the Company’s foreign subsidiaries totaling $2.5 million arose primarily in the current period and it is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved. These losses can be carried forward indefinitely without expiration.

The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future. No taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. The amount of unremitted earnings at December 31, 2015 was approximately $775 million. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practicable to compute at this time.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2015	2014
Revolving credit facility	$133.0	$139.0
Other long-term debt	0.0	0.4

	133.0	139.4
Less current portion	0.0	(0.4)

	$133.0	$139.0

On November 6, 2015, the Company agreed a new revolving credit facility that retains the $200.0 million previous facility available to the Company and certain subsidiaries of the Company and extends the term of the facility through November 2020. In addition, the new credit agreement allows the Company to request an additional amount of up to $50.0 million to be committed by the existing lenders under the credit agreement or by new lenders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, the Company capitalized $1.5 million of refinancing costs which are being amortized over the expected life of the facility, as shown here:

(in millions)	2015	2014
Gross cost at January 1	$2.6	$2.5
Capitalized in the year	1.5	0.1
Written down in the year	(2.6)	0.0

	$1.5	$2.6

Accumulated amortization at January 1	$(1.5)	$(0.8)
Amortization in the year	(1.2)	(0.7)
Amortization written down in the year	2.6	0.0

	$(0.1)	$(1.5)

Net book value at December 31	$1.4	$1.1

Amortization expense was $1.2 million, $0.7 million and $0.4 million in 2015, 2014 and 2013, respectively. The charge is included in interest expense. See Note 2 of the Notes to the Consolidated Financial Statements.

The obligations of the Company under the revolving facility are secured obligations and guaranteed by certain subsidiaries of the Company. Amounts available under the revolving facility may be borrowed in U.S. dollars, Euros, British pounds and other freely convertible currencies.

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

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2015 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average rate of interest on borrowings was 1.67% at December 31, 2015 and 1.7% at December 31, 2014. Payments of interest on long-term debt were $2.3 million, $2.3 million and $1.0 million in 2015, 2014 and 2013, respectively.

The net cash outflows in respect of refinancing costs were $1.5 million, $0.1 million and $0.9 million in 2015, 2014 and 2013, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in the provisions are summarized as follows:

(in millions)	Severance	Remediation	Total
Total at January 1, 2013	$1.1	$29.3	$30.4
Charge for the period	0.0	3.9	3.9
Utilized in the period	(0.1)	(1.9)	(2.0)
Exchange effect	0.0	0.1	0.1

Total at December 31, 2013	1.0	31.4	32.4
Due within one year	0.0	(6.2)	(6.2)

Due after one year	$1.0	$25.2	$26.2

Total at January 1, 2014	$1.0	$31.4	$32.4
Charge for the period	0.0	5.0	5.0
Utilized in the period	0.0	(2.0)	(2.0)
Released in the period	(1.0)	0.0	(1.0)
Exchange effect	0.0	(0.3)	(0.3)

Total at December 31, 2014	0.0	34.1	34.1
Due within one year	0.0	(5.7)	(5.7)

Due after one year	$0.0	$28.4	$28.4

Total at January 1, 2015	$0.0	$34.1	$34.1
Charge for the period	0.0	6.8	6.8
Utilized in the period	0.0	(2.6)	(2.6)
Disposal in the period	0.0	(0.3)	(0.3)
Exchange effect	0.0	(0.3)	(0.3)

Total at December 31, 2015	0.0	37.7	37.7
Due within one year	0.0	(6.4)	(6.4)

Due after one year	$0.0	$31.3	$31.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Severance charges are recognized in the income statement in selling, general and administrative expenses. Remediation costs are recognized in cost of goods sold.

Remediation

The remediation provision represents the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2015 represents the accretion expense recognized of $3.0 million and a further $3.8 million primarily in respect of changes in the expected cost and scope of future remediation activities. A discount rate of 8.92% was used in valuing the remediation provision.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Remediation expenditure utilized provisions of $2.6 million, $2.0 million and $1.9 million in 2015, 2014 and 2013, respectively.

Note 13.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2015, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$136.9	$136.9	$41.6	$41.6
Short-term investments	4.8	4.8	4.7	4.7

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$133.0	$133.0	$139.4	$139.4
Finance leases (including current portion)	3.1	3.1	2.2	2.2
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.3	0.3	1.8	1.8
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	7.8	7.8	7.2	7.2
Acquisition-related contingent consideration	54.6	54.6	95.2	95.2

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the revolving credit facility, which was entered into in December 2011 and subsequently amended and restated in November 2015. Finance leases relate to certain fixed assets in our oilfield services business. The carrying amount of long-term debt and finance leases approximates to the fair value.

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The carrying value of the contingent consideration at the balance sheet dates is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contingent consideration payable in relation to the acquisition of Independence is based on management’s latest forecasts of the business and on the current trading performance. The results of the Independence business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, this is directly affected by trends in oil prices.

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

Note 14.    Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures, as the need arises. As at December 31, 2015 and December 31, 2014 the Company did not hold any interest rate or raw material derivatives.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2015 the contracts have maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2015 was a gain of $1.4 million.

The Company sells a range of Fuel Specialties, Performance Chemicals and Octane Additives to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

Note 15.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $4.5 million in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015, $3.7 million in 2014 and $3.1 million in 2013. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2016	$3.8
2017	3.3
2018	2.6
2019	1.4
2020	1.0
Thereafter	4.2

$16.3

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2015, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.2 million.

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

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2015	2014	2013	2015	2014	2013
At January 1	29,555	29,555	29,555	5,263	5,208	6,222
Exercise of options	0	0	0	(152)	(105)	(632)
Acquisition-related stock issued	0	0	0	0	0	(471)
Stock purchases	0	0	0	342	160	89

At December 31	29,555	29,555	29,555	5,453	5,263	5,208

At December 31, 2015, the Company had authorized common stock of 40,000,000 shares (2014 – 40,000,000). Issued shares at December 31, 2015, were 29,554,500 (2014 – 29,554,500) and treasury stock amounted to 5,453,078 shares (2014 – 5,263,481).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2015	2014	2013
Dividend yield	1.03%	1.34%	0.11%
Expected life	5 years	5 years	5 years
Volatility	25.5%	30.7%	41.1%
Risk free interest rate	1.05%	0.97%	0.46%

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	728,640	$19.55	$16.17
Granted – at discount	98,217	$0.00	$41.55
– at market value	23,550	$43.95	$9.89
Exercised	(152,378)	$6.80	$14.43
Forfeited	(30,590)	$30.11	$12.11

Outstanding at December 31, 2015	667,439	$19.87	$20.19

At December 31, 2015, there were 89,949 stock options that were exercisable, 18,318 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for 2015, 2014 and 2013 was $3.7 million, $2.6 million and $2.5 million, respectively. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $2.4 million, $0.9 million and $4.7 million, respectively.

The total compensation cost related to non-vested stock options not yet recognized at December 31, 2015 was $4.8 million and this cost is expected to be recognized over the weighted-average period of 2.24 years.

The cash tax benefit realized from stock option exercises totaled $1.3 million, $0.9 million and $5.7 million in 2015, 2014 and 2013, respectively. The excess tax benefit classified in financing activities was $0.5 million, $0.4 million and $3.8 million in 2015, 2014 and 2013, respectively.

No stock options awards were modified in 2015, 2014 or 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2015 the liability for SEUs of $7.8 million is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2015	2014	2013
Dividend yield	1.12%	1.29%	1.08%
Volatility	24.6%	26.0%	37.6%
Risk free interest rate	1.31%	1.10%	0.78%

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2015:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	286,563	$3.41	$27.10
Granted – at discount	91,280	$0.00	$40.20
– at market value	7,552	$43.95	$9.89
Exercised	(104,140)	$1.97	$24.90
Forfeited	(1,505)	$29.56	$29.56

Outstanding at December 31, 2015	279,750	$3.79	$31.72

At December 31, 2015, there were 56,435 SEUs that were exercisable, 46,951 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for 2015, 2014 and 2013 was $4.9 million, $2.0 million and $7.1 million, respectively. The total intrinsic value of SEUs exercised in 2015, 2014 and 2013 was $2.4 million, $3.7 million and $2.2 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average remaining vesting period of non-vested SEUs is 1.50 years.

Additional exceptional long-term incentive plan

In the first quarter of 2014, Innospec implemented an additional exceptional long-term incentive plan to reward selected executives with a cash bonus for delivering exceptional performance. One of the elements of the plan is payable only if the Innospec share performance matches or out-performs that of competitors, as measured by the Russell 2000 Index, over the performance period January 1, 2014 to December 31, 2016. The maximum cash bonus payable under this element of the plan is $3.0 million and is accounted for as share-based compensation. As such, the fair value of these liability cash-settled long-term incentives is calculated on a quarterly basis. The fair value is calculated using a Monte Carlo model and is summarized as follows:

(in millions)	2015	2014
Balance at January 1	$0.1	$0.0
Compensation charge for the period	0.9	0.1

Balance at December 31	$1.0	$0.1

The following assumptions were used in the Monte Carlo model at December 31:

	2015	2014
Dividend yield	1.12%	1.29%
Volatility of Innospec’s share price	24.6%	26.0%
Risk free interest rate	1.31%	1.10%

Note 18.    Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for 2015 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Foreign currency translation items:
Disposal of subsidiary	$5.3	Profit on disposal of subsidiary
Defined benefit pension plan items:
Amortization of prior service credit	$(1.2)	See (1) below
Amortization of actuarial net losses	5.2	See (1) below

	4.0	Total before tax
	(0.8)	Income tax expense

	3.2	Net of tax

Total reclassifications	$8.5	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in accumulated other comprehensive loss for 2015, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2014	$(57.3)	$(49.0)	$(106.3)

Other comprehensive income/(loss) before reclassifications	0.0	(16.3)	(16.3)
Actuarial net gains arising during the year	3.2	0.0	3.2
Amounts reclassified from AOCL	3.2	5.3	8.5

Net current period other comprehensive income/(loss)	6.4	(11.0)	(4.6)

Balance at December 31, 2015	$(50.9)	$(60.0)	$(110.9)

Note 19.    Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2015-09 was for annual and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” in May 2015. The Company has elected to early adopt ASU 2015-07. This standard eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in FASB ASC Topic 820, Fair Value Measurement.

The FASB issued Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes” in November 2015. As the Company presents a classified balance sheet, under the ASU it will be required to classify all deferred taxes as non-current assets or non-current liabilities. The ASU is effective for annual periods beginning after December 15, 2016 and the Company has not chosen early adoption of ASU 2015-17. The Company has not determined the effect of the standard on its ongoing financial reporting.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2015, 2014 and 2013 the Company incurred fees payable to SGR of $0.3 million, $1.1 million and $1.0 million, respectively. As at December 31, 2015, the amount due to SGR from the Company was $0.1 million (December 31, 2014 – $0.1 million).

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2015.

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

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management,

including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2015.

Our independent registered public accounting firm KPMG Audit Plc, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2015. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company.

As previously disclosed, we have continued with the process of developing a new, company-wide, information system platform which began in 2011. The platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platform providing a fallback position. In the fourth quarter of 2015 we have implemented the new platform at the majority of reporting units outside of the U.S. which combined with the initial deployment in 2013 means the majority of our businesses are now operating with the new platform. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

Remediation of Existing Material Weaknesses

The following material weakness that existed as of December 31, 2014 and reported in the Company’s 2014 Form 10-K filed on February 17, 2015, was remediated during the year.

Treatment of Intercompany Loans Denominated in Currencies Other Than the Entity’s Functional Currency:

The Company previously reported that it lacked effective internal control over financial reporting procedures to ensure the proper application of ASC 830, Foreign Currency Matters, (“ASC 830”), related to the treatment of foreign currency gains or losses on intercompany loan balances denominated in currencies other than the entity’s functional currency. The Company previously reported it did not maintain effective internal control over the calculation of intercompany foreign exchange gains or losses and lacked an effective control to assess and document at inception whether or not intercompany loan balances are long-term in nature. The ineffectiveness of the internal control environment with respect to the treatment of foreign currency gains or losses on intercompany loan balances has not resulted in an adjustment to any historic financial statements.

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

The Company has tested the operating effectiveness of the internal control over financial reporting steps described above, which are performed on a monthly basis, and concluded that during the year, this previously reported material weakness has been remediated.

Except as otherwise discussed herein, there were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Re-Election of Two Class III Directors”, “Election of One Class III Director”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2016 (“the Proxy Statement”) is incorporated herein by reference.

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

The Company intends to disclose on its website www.innospecinc.com any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” in the Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2016 Proxy Statement is incorporated herein by reference.

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

The information set forth under the headings “Related Person Transactions and Relationships”, “Related Person Transactions Approval Policy” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

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

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG Audit Plc dated February 17, 2016, are set forth in Item 8.

	(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

	(3)	Exhibits

		3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on March 16, 2006).

		3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

		10.1	Executive Service Agreement of Mr. PJ Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

		10.2	Contract of Employment, Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

		10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

		10.4	Contract of Employment, Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

		10.5	Contract of Employment, Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

		10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. Sharesave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	$100,000,000 Multicurrency Revolving Facility Agreement dated December 14, 2011 with Lloyds TSB Bank plc as agent and security agent (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on December 19, 2011).

10.12	Contract of Employment, David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.13	Letters dated December 1, 2010 from the Board of Directors to the following officers regarding one off bonus payments: Patrick Williams, Ian P Cleminson, Philip J Boon, Ian McRobbie and Brian Watt (Incorporated by reference to Exhibit 10.12, 10.13, 10.14, 10.15 and 10.16 of the Company’s Form 10-K on February 18, 2011).*

10.14	Reward for Exceptional Performance One off Bonus Plan: January 2008 – December 2012: Brian Watt (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q on November 1, 2012). *

10.15	Supplemental Agreement, dated August 28, 2013, among the Company, certain subsidiaries of the Company, and various lenders, including Lloyds TSB Bank Plc, as agent and security agent (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on August 29, 2013).

10.16	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.17	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.18	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.19	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.20	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.21	Increase Confirmation Letter, dated July 31, 2014, among the Company, certain subsidiaries of the Company, and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2014).

10.22	Second Amendment and Restatement Agreement, dated November 6, 2015, relating to the Facility Agreement dated December 14, 2011 as previously amended and restated on August 28, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on November 9, 2015).

10.23	Executive Service Agreement of Mr. Patrick J. McDuff dated May 7, 2015 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 8, 2015). *

10.24	Executive Service Letter to Mr. Philip J Boon dated October 15, 2015 (filed herewith). *

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated) (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K on February 17, 2012).

16	Letter regarding change in certifying accountant dated June 17, 2011 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K on June 17, 2011).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

*	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2016:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ PATRICK S. WILLIAMS Patrick S. Williams	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ PHILIP A. CURRAN Philip A. Curran	Group Financial Controller (Principal Accounting Officer)

/s/ HUGH G. C. ALDOUS Hugh G. C. Aldous	Director

/s/ MARTIN M. HALE Martin M. Hale	Director

/s/ DAVID LANDLESS David Landless	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ JOACHIM ROESER Joachim Roeser	Director