Form 10-Q
period 2016-03-31
INNOSPEC INC.
filed 2016-05-04
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2016
Common Stock, par value $0.01	23,970,881

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example,) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2015, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2016	2015
Net sales	$212.1	$269.2
Cost of goods sold	(135.9)	(187.4)

Gross profit	76.2	81.8
Operating expenses:
Selling, general and administrative	(43.9)	(48.7)
Research and development	(6.9)	(6.2)
Adjustment to fair value of contingent consideration	1.6	(3.5)
Loss on disposal of subsidiary	(1.4)	0.0

Total operating expenses	(50.6)	(58.4)

Operating income	25.6	23.4
Other net (expense)/income	(0.3)	1.5
Interest expense, net	(0.8)	(1.0)

Income before income taxes	24.5	23.9
Income taxes	(5.6)	(6.0)

Net income	$18.9	$17.9

Earnings per share:
Basic	$0.79	$0.74

Diluted	$0.77	$0.72

Weighted average shares outstanding (in thousands):
Basic	24,019	24,301

Diluted	24,483	24,808

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Net income	$18.9	$17.9

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	1.6	(8.0)
Amortization of prior service credit, net of tax of $0.1 million and $0.1 million, respectively	(0.2)	(0.2)
Amortization of actuarial net losses, net of tax of $(0.2) million and $(0.3) million, respectively	0.5	1.0

Total other comprehensive income/(loss)	1.9	(7.2)

Total comprehensive income	$20.8	$10.7

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113.4	$136.9
Short-term investments	1.6	4.8
Trade and other accounts receivable (less allowances of $4.0 million and $3.6 million, respectively)	146.4	137.4
Inventories (less allowances of $8.6 million and $8.8 million, respectively):
Finished goods	104.2	104.4
Work in progress	1.6	2.7
Raw materials	46.8	52.8

Total inventories	152.6	159.9
Current portion of deferred tax assets	8.7	8.8
Prepaid expenses	5.5	6.1
Prepaid income taxes	4.8	3.0
Other current assets	0.0	1.8

Total current assets	433.0	458.7
Property, plant and equipment:
Gross cost	165.7	161.0
Less accumulated depreciation	(89.1)	(85.0)

Net property, plant and equipment	76.6	76.0
Goodwill	267.5	267.4
Other intangible assets	162.6	168.7
Deferred finance costs	1.3	1.4
Deferred tax assets, net of current portion	1.4	1.4
Pension asset	57.9	55.5
Other non-current assets	0.7	0.9

Total assets	$1,001.0	$1,030.0

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2016	December 31, 2015
	(Unaudited)
Liabilities and Equity
Current liabilities:
Bank overdraft	$6.8	$0.0
Accounts payable	49.9	52.2
Accrued liabilities	65.4	84.1
Current portion of finance leases	0.9	0.7
Current portion of plant closure provisions	5.4	6.4
Current portion of accrued income taxes	9.9	7.9
Current portion of acquisition-related contingent consideration	8.9	54.6
Current portion of deferred income	0.2	0.2

Total current liabilities	147.4	206.1
Long-term debt, net of current portion	146.0	133.0
Finance leases, net of current portion	2.3	2.4
Plant closure provisions, net of current portion	32.7	31.3
Unrecognized tax benefits, net of current portion	3.9	3.9
Deferred tax liabilities, net of current portion	38.1	37.7
Pension liability	10.0	9.2
Deferred income, net of current portion	0.6	0.6
Other non-current liabilities	0.9	0.5

Total liabilities	381.9	424.7

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	311.4	311.0
Treasury stock (5,583,618 and 5,453,078 shares at cost, respectively)	(99.2)	(91.8)
Retained earnings	515.3	496.4
Accumulated other comprehensive loss	(109.0)	(110.9)

Total Innospec stockholders’ equity	618.8	605.0
Non-controlling interest	0.3	0.3

Total equity	619.1	605.3

Total liabilities and equity	$1,001.0	$1,030.0

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$18.9	$17.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.2	8.5
Adjustment to fair value of contingent consideration	(1.6)	3.5
Deferred taxes	0.3	1.1
Excess tax benefit from stock-based payment arrangements	(0.1)	(0.7)
Loss on disposal of subsidiary	1.4	0.0
Cash contributions to defined benefit pension plans	(0.3)	(2.7)
Non-cash expense of defined benefit pension plans	(1.6)	0.2
Stock option compensation	0.9	0.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(9.1)	14.1
Inventories	7.9	6.4
Prepaid expenses	0.7	1.5
Accounts payable and accrued liabilities	(21.1)	(33.1)
Accrued income taxes	0.4	0.2
Plant closure provisions	0.3	0.5
Unrecognized tax benefits	0.0	0.1
Other non-current assets and liabilities	0.4	(0.2)

Net cash provided by operating activities	6.6	18.2

Cash Flows from Investing Activities
Capital expenditures	(3.1)	(3.4)
Business combinations, net of cash acquired	1.8	0.0
Internally developed software	0.0	(2.7)
Purchase of short-term investments	0.0	(1.8)
Sale of short-term investments	3.1	1.1

Net cash provided by/(used in) investing activities	1.8	(6.8)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	18.0	0.0
Repayments of revolving credit facility	(5.0)	0.0
Receipt of short-term borrowing	6.8	0.0
Repayments of finance leases and term loans	(0.2)	(0.2)
Payment of acquisition-related contingent consideration	(44.0)	0.0
Excess tax benefit from stock-based payment arrangements	0.1	0.7
Issue of treasury stock	0.2	0.7
Repurchase of common stock	(8.2)	(6.3)

Net cash used in financing activities	(32.3)	(5.1)
Effect of foreign currency exchange rate changes on cash	0.4	(1.4)

Net change in cash and cash equivalents	(23.5)	4.9
Cash and cash equivalents at beginning of period	136.9	41.6

Cash and cash equivalents at end of period	$113.4	$46.5

Amortization of deferred finance costs of $0.1 million (2015 – $0.2 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3
Net income				18.9			18.9
Changes in cumulative translation adjustment					1.6		1.6
Treasury stock reissued		(0.6)	0.8				0.2
Treasury stock repurchased			(8.2)				(8.2)
Excess tax benefit from stock-based payment arrangements		0.1					0.1
Stock option compensation		0.9					0.9
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.5		0.5

Balance at March 31, 2016	$0.3	$311.4	$(99.2)	$515.3	$(109.0)	$0.3	$619.1

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 17, 2016.

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2016	2015
Net sales:
Fuel Specialties	$149.8	$199.4
Performance Chemicals	44.5	57.6
Octane Additives	17.8	12.2

	$212.1	$269.2

Gross profit:
Fuel Specialties	$51.2	$61.5
Performance Chemicals	13.2	14.5
Octane Additives	11.8	5.8

	$76.2	$81.8

Operating income:
Fuel Specialties	$16.7	$23.5
Performance Chemicals	6.1	6.4
Octane Additives	11.0	5.1
Pension credit	1.8	0.0
Corporate costs	(10.2)	(8.1)
Adjustment to fair value of contingent consideration	1.6	(3.5)
Loss on disposal of subsidiary	(1.4)	0.0

Total operating income	$25.6	$23.4

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2016	2015
Depreciation:
Fuel Specialties	$2.3	$1.9
Performance Chemicals	0.5	0.8
Octane Additives	0.1	0.1
Corporate	0.2	0.4

	$3.1	$3.2

Amortization:
Fuel Specialties	$3.2	$3.2
Performance Chemicals	1.0	1.0
Corporate	1.8	0.9

	$6.0	$5.1

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2016	2015
Numerator (in millions):
Net income available to common stockholders	$18.9	$17.9

Denominator (in thousands):
Weighted average common shares outstanding	24,019	24,301
Dilutive effect of stock options and awards	464	507

Denominator for diluted earnings per share	24,483	24,808

Net income per share, basic:	$0.79	$0.74

Net income per share, diluted:	$0.77	$0.72

In the three months ended March 31, 2016, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share was 0 (three months ended March 31, 2015 – 33,734).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	March 31, 2016	December 31, 2015
Gross cost (1)	$504.0	$503.9
Accumulated impairment losses	(236.5)	(236.5)

Net book amount	$267.5	$267.4

(1)	Gross cost for 2016 and 2015 is net of $298.5 million of historical accumulated amortization.

The movement in gross cost for the period is due to foreign currency translation of $0.1 million.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2016	2015
Gross cost at January 1	$248.6	$247.6
Capitalization of internally developed software	0.0	2.7
Exchange effect	0.0	(0.1)

Gross cost at March 31	248.6	250.2

Accumulated amortization at January 1	(79.9)	(66.5)
Amortization expense	(6.0)	(5.1)
Exchange effect	(0.1)	0.0

Accumulated amortization at March 31	(86.0)	(71.6)

Net book amount at March 31	$162.6	$178.6

Amortization expense

	Three Months Ended March 31
(in millions)	2016	2015
Product rights	$(0.9)	$(0.9)
Brand names	(0.3)	(0.3)
Technology	(0.9)	(0.9)
Customer relationships	(1.7)	(1.7)
Non-compete agreements	(0.2)	(0.2)
Marketing related	(0.2)	(0.2)
Internally developed software	(1.8)	(0.9)

Total	$(6.0)	$(5.1)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended March 31
(in millions)	2016	2015
Plan net pension credit/(charge):
Service cost	$(0.2)	$(0.4)
Interest cost on projected benefit obligation	(5.4)	(7.0)
Expected return on plan assets	7.8	8.4
Amortization of prior service credit	0.3	0.3
Amortization of actuarial net losses	(0.7)	(1.3)

	$1.8	$0.0

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three months ended March 31, 2016, was $0.2 million (three months ended March 31, 2015 - $0.2 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2016	$3.6	$0.3	$3.9
Additions for current period tax positions	0.0	0.0	0.0

Closing balance at March 31, 2016	3.6	0.3	3.9
Current	0.0	0.0	0.0

Non-current	$3.6	$0.3	$3.9

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. One of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at March 31, 2016.

As previously disclosed, one of the Company’s German subsidiaries are subject to a tax audit in respect of 2010 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at March 31, 2016.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2012 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2010 onwards), Switzerland (2014 onwards) and the United Kingdom (2013 onwards).

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2016	December 31, 2015
Revolving credit facility	$146.0	$133.0

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

Movements in the provisions are summarized as follows:

	Three Months Ended March 31
(in millions)	2016	2015
Total at January 1	$37.7	$34.1
Charge for the period	1.1	1.1
Utilized in the period	(0.8)	(0.5)
Exchange effect	0.1	(0.4)

Total at March 31	38.1	34.3
Due within one year	(5.4)	(4.9)

Due after one year	$32.7	$29.4

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$113.4	$113.4	$136.9	$136.9
Short-term investments	1.6	1.6	4.8	4.8

Liabilities
Non-derivatives:
Bank overdraft	$6.8	$6.8	$0.0	$0.0
Long-term debt (including current portion)	146.0	146.0	133.0	133.0
Finance leases (including current portion)	3.2	3.2	3.1	3.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.5	0.5	0.3	0.3
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration (including current portion)	8.9	8.9	54.6	54.6
Stock equivalent units	5.1	5.1	7.8	7.8

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, short-term investments and bank overdraft: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the revolving credit facility. Finance leases relate to certain fixed assets in our Oilfield Services businesses. The carrying amount of long-term debt and finance leases approximates the fair value.

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its estimated fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The carrying value of the contingent consideration at the balance sheet dates is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The contingent consideration payable in relation to the acquisition of

Independence is based on management’s latest forecasts of the business and on the current trading performance. The results of the Independence business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, which is directly affected by trends in oil prices.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2016 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2016 was a gain of $1.5 million.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2016, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.1 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	667,439	$19.87	$20.19
Granted - at discount	54,642	$0.00	$35.91
- at market value	23,852	$44.18	$9.11
Exercised	(47,212)	$5.26	$28.63
Forfeited	(10,832)	$13.82	$1.00

Outstanding at March 31, 2016	687,889	$20.23	$20.37

At March 31, 2016, there were 111,664 stock options that were exercisable, of which 26,362 had performance conditions attached.

The stock option compensation cost for the first three months of 2016 was $0.9 million (2015 – $0.9 million). The total intrinsic value of options exercised in the first three months of 2016 was $1.5 million (2015 – $2.0 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2016 was $5.5 million and this cost is expected to be recognized over the weighted-average period of 2.30 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2016:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	279,750	$3.79	$31.72
Granted - at discount	63,653	$0.00	$35.71
- at market value	7,316	$44.18	$9.11
Exercised	(38,638)	$2.24	$26.44
Forfeited	(3,310)	$11.97	$28.48

Outstanding at March 31, 2016	308,771	$4.07	$32.70

At March 31, 2016 there were 74,920 SEUs that are exercisable, of which 66,318 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first three months of 2016 was a credit of $1.0 million (2015 - $1.0 million). The total intrinsic value of SEUs exercised in the first three months of 2016 was $1.1 million (2015 - $1.9 million).

The weighted-average remaining vesting period of non-vested SEUs is 2.08 years.

Additional exceptional long-term incentive plan

A maximum of $3.0 million of our cash-settled long-term incentives is accounted for as share-based compensation and the fair value is calculated on a quarterly basis using a Monte Carlo model. The fair values at each of the balance sheet dates are summarized as follows:

(in millions)	2016	2015
Balance at January 1	$1.0	$0.1
Compensation (credit)/charge for the period	(0.7)	0.1

Balance at March 31	$0.3	$0.2

The following assumptions were used in the Monte Carlo model at March 31:

	2016	2015
Dividend yield	1.41%	1.19%
Volatility of Innospec’s share price	25.37%	25.91%
Risk free interest rate	0.87%	0.89%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first three months of 2016 were:

(in millions)	Amount Reclassified	Affected Line Item in the Statement where
Details about AOCL Components	from AOCL	Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.3)	See (1) below
Amortization of actuarial net losses	0.7	See (1) below

	0.4	Total before tax
	(0.1)	Income tax expense

	0.3	Net of tax

Total reclassifications	$0.3	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2016, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2015	$(50.9)	$(60.0)	$(110.9)

Other comprehensive income before reclassifications	0.0	1.6	1.6
Amounts reclassified from AOCL	0.3	0.0	0.3

Total other comprehensive income	0.3	1.6	1.9

Balance at March 31, 2016	$(50.6)	$(58.4)	$(109.0)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, which amends ASC Topic 842, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

On March 30, 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how Share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2016 the Company incurred fees from SGR of $0.2 million (2015 – $0.2 million). As at March 31, 2016, the amount due to SGR from the Company was $0.3 million (December 31, 2015 - $0.1 million).

NOTE 17 – SUBSEQUENT EVENTS

With effect from the beginning of the second quarter of 2016 the Company is changing its reporting segments to reflect the development of its management and strategy.

The new reporting structure will be:

•	Fuel Specialities, including the Polymers business previously reported in Performance Chemicals

•	Performance Chemicals

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

Our historical segment reporting will be retrospectively revised during the remainder of 2016 to reflect the new organizational structure.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2016

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to business combinations, contingencies, environmental liabilities, pensions, deferred tax and uncertain income tax positions, goodwill, property, plant and equipment and other intangible assets (net of amortization). These policies have been discussed in the Company’s 2015 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2016	2015
Net sales:
Fuel Specialties	$149.8	$199.4
Performance Chemicals	44.5	57.6
Octane Additives	17.8	12.2

	$212.1	$269.2

Gross profit:
Fuel Specialties	$51.2	$61.5
Performance Chemicals	13.2	14.5
Octane Additives	11.8	5.8

	$76.2	$81.8

Operating income:
Fuel Specialties	$16.7	$23.5
Performance Chemicals	6.1	6.4
Octane Additives	11.0	5.1
Pension credit	1.8	0.0
Corporate costs	(10.2)	(8.1)
Adjustment to fair value of contingent consideration	1.6	(3.5)
Loss on disposal of subsidiary	(1.4)	0.0

Total operating income	$25.6	$23.4

	Three Months Ended March 31
(in millions, except ratios)	2016	2015	Change
Net sales:
Fuel Specialties	$149.8	$199.4	$(49.6)	-25%
Performance Chemicals	44.5	57.6	(13.1)	-23%
Octane Additives	17.8	12.2	5.6	+46%

	$212.1	$269.2	$(57.1)	-21%

Gross profit:
Fuel Specialties	$51.2	$61.5	$(10.3)	-17%
Performance Chemicals	13.2	14.5	(1.3)	-9%
Octane Additives	11.8	5.8	6.0	n/a

	$76.2	$81.8	$(5.6)	-7%

Gross margin (%):
Fuel Specialties	34.2	30.8	+3.4
Performance Chemicals	29.7	25.2	+4.5
Octane Additives	66.3	47.5	+18.8
Aggregate	35.9	30.4	+5.5

Operating expenses:
Fuel Specialties	$(34.5)	$(38.0)	$3.5	-9%
Performance Chemicals	(7.1)	(8.1)	1.0	-12%
Octane Additives	(0.8)	(0.7)	(0.1)	+14%
Pension credit	1.8	0.0	1.8	n/a
Corporate costs	(10.2)	(8.1)	(2.1)	+26%
Adjustment to fair value of contingent consideration	1.6	(3.5)	5.1	n/a
Loss on disposal of subsidiary	(1.4)	0.0	(1.4)	n/a

	$(50.6)	$(58.4)	$7.8	-13%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2016
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-32	+17	-19	0	-17
Price and product mix	-5	-12	+6	+7	-6
Exchange rates	0	-6	-1	0	-2

	-37	-1	-14	+7	-25

Volumes in the Americas were lower than the prior year due to a warmer winter, change in refinery crude slates and reduced customer activity in Oilfield Services resulting from the decline in oil prices which resulted in a decline in volumes of 39%. Price and product mix in the Americas was adversely impacted by lower volumes of higher margin products. EMEA volumes increased from the prior year driven by increased demand for a high volume low margin product. Price and product mix in EMEA was adversely impacted by the dilution effect of the lower margin volumes together with some pricing pressures. Volumes were lower in ASPAC due to reduced demand for a low margin product which generated a favorable price and product mix. AvTel volumes were in line with the prior year with an improved price and product mix, primarily as a result of a favorable customer mix due to the timing of demand. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 3.4 percentage points primarily reflected the higher margins achieved across all our regions, benefiting from reduced sales of a lower margin product and the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC, together with the higher margin contribution from AvTel.

Operating expenses: the year on year decrease of $3.5 million, was due to a $3.2 million decrease in expenses within our Oilfield Services businesses, driven by a reduction in selling and technical support expenses primarily related to decreased sales volumes in the Americas; and a $0.3 million decrease in other expenses primarily due to lower share-based compensation and the positive effect of weaker exchange rates versus the U.S. dollar on our non U.S. cost base.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2016
Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+8	+2	+14	0	+6
Disposals	0	0	0	-23	-23
Price and product mix	-4	-9	+9	0	-5
Exchange rates	0	-2	-2	0	-1

	+4	-9	+21	-23	-23

Volumes were higher in all our regions, driven by increased Personal Care volumes. Americas and EMEA experienced pricing pressures in Personal Care which adversely affected the price and product mix. ASPAC price and product mix benefited from favorable pricing in our Polymers market which offset the pricing pressures in Personal Care. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange impact for EMEA and ASPAC. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 4.5 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC and the disposal of our lower margin Aroma Chemicals business in the prior year.

Operating expenses: the year on year decrease of $1.0 million was due to a $0.3 million reduction due to the disposal of our Aroma Chemicals business, together with a $0.7 million reduction in other expenditure due to phasing versus the prior year, lower share-based compensation and the positive effect of weaker exchange rates versus the U.S. dollar on our non U.S. cost base.

Octane Additives

Net sales: the year on year increase of $5.6 million was due to the timing of demand with our one remaining refinery customer.

Gross margin: the year on year increase of 18.8 percentage points was primarily due to higher volumes of production generating favorable manufacturing variances.

Operating expenses: the year on year increase of $0.1 million was due to the phasing of expenditure.

Other Income Statement Captions

Pension credit: is non-cash, and was a $1.8 million net credit in 2016 compared to $0.0 million in 2015 primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of $2.1 million, related to $1.3 million higher amortization and other costs related to the EMEA and ASPAC deployment of our group wide ERP system in the fourth quarter of 2015, together with $1.8 million higher legal, professional and other expenses primarily due to legal fees recovered in the comparative quarter, partly offset by the positive effect of weaker exchange rates versus the U.S. dollar on our non U.S. cost base and a $1.0 million reduction in share-based compensation.

Adjustment to fair value of contingent consideration: the credit of $1.6 million relates to an adjustment to the carrying value of our liability for contingent consideration of $2.0 million, partly offset by the accretion charge of $0.4 million, both in relation to our Independence acquisition. The carrying value of the contingent consideration is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The contingent consideration payable is based on management’s latest forecasts of the business and on the current trading performance. The results of the business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, this is directly affected by trends in oil prices.

Loss on disposal of subsidiary: The profit on disposal of our Aroma Chemicals business reported in 2015 of $1.6 million has been reduced by $1.4 million to account for the finalization of the assets and liabilities disposed.

Other net income/(expense): other net expense of $0.3 million primarily related to $1.8 million of losses on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by gains of $1.5 million on foreign currency forward exchange contracts. In 2015, other net income of $1.5 million primarily related to net gains of $1.9 million on foreign currency forward exchange contracts, partly offset by losses of $0.4 million on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $0.8 million in 2016 and $1.0 million in 2015, partly due to the lower borrowing costs in our new credit facility.

Income taxes: the effective tax rate was 22.9% and 25.1% for the first three months of 2016 and 2015, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration, an adjustment for loss on disposal of a subsidiary and the adjustment of income tax positions was 20.1% in 2016 compared with 24.7% in 2015. The 4.6% decrease in the adjusted effective tax rate was primarily due to the first quarter of 2016 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations as compared to the first quarter of 2015. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended March 31
(in millions)	2016	2015
Income before income taxes	$24.5	$23.9
Adjustment to fair value of contingent consideration	(2.0)	0.0
Loss on disposal of subsidiary	1.4	0.0

	$23.9	$23.9

Income taxes	$5.6	$6.0
Adjustment of income tax positions	0.0	(0.1)
Tax on adjustment to fair value of contingent consideration	(0.8)	0.0

	$4.8	$5.9

GAAP effective tax rate	22.9%	25.1%
Adjusted effective tax rate	20.1%	24.7%

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

(in millions)	March 31, 2016	December 31, 2015
Total current assets	$433.0	$458.7
Total current liabilities	(147.4)	(206.1)

Working capital	285.6	252.6
Less cash and cash equivalents	(113.4)	(136.9)
Less short-term investments	(1.6)	(4.8)
Less current portion of deferred tax assets	(8.7)	(8.8)
Less prepaid income taxes	(4.8)	(3.0)
Less other current assets	0.0	(1.8)
Add back bank overdraft	6.8	0.0
Add back current portion of accrued income taxes	9.9	7.9
Add back current portion of finance leases	0.9	0.7
Add back current portion of plant closure provisions	5.4	6.4
Add back current portion of acquisition-related contingent consideration	8.9	54.6
Add back current portion of deferred income	0.2	0.2

Adjusted working capital	$189.2	$167.1

In the first quarter of 2016 our adjusted working capital increased by $22.1 million, primarily due to the net impact of lower accounts payable and inventories at the end of the first quarter in line with lower revenues in the quarter compared to the final quarter of 2015, together with the timing of large shipments at the end of the first quarter for our Octane Additives segment.

We had a $9.0 million increase in trade and other accounts receivable in 2016, which is primarily related to the timing of shipments at the end of the first quarter to our one remaining refinery customer in our Octane Additives segment. Days’ sales outstanding in our Fuel Specialties segment increased from 47 days to 53 days and increased from 43 days to 54 days in our Performance Chemicals segment. Days’ sales outstanding has increased partly due to the timing and quantum of sales in the first quarter compared to the prior year for both our Fuel Specialties and Performance Chemicals segments.

We had a $7.3 million decrease in inventories in 2016, which is primarily related to lower inventory levels in our Fuel Specialties segment to align with lower demand in the quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 96 days to 99 days and decreased in our Performance Chemicals segment from 83 days to 80 days.

Prepaid expenses decreased by $0.6 million in the first three months of 2016 ($1.7 million – 2015) from $6.1 million to $5.5 million, primarily related to the normal expensing of prepaid costs and the timing of invoices received.

We had a $21.0 million decrease in accounts payable and accrued liabilities in 2016, due to lower liabilities in our Fuel Specialties segment in line with the lower demand in the first quarter. Creditor days in our Fuel Specialties segment remained unchanged at 26 days and our Performance Chemicals segment decreased from 31 days to 29 days.

Operating Cash Flows

We have generated cash from operating activities of $6.6 million in 2016 compared to $18.2 million in 2015. Year over year cash from operating activities was adversely impacted by higher accounts receivable due to the timing of shipments at the end of the first quarter in our Octane Additives segment, together with the disposal of our Aroma Chemicals business which generated positive cash flows in the comparative quarter.

Cash

At March 31, 2016 and December 31, 2015 we had cash and cash equivalents of $113.4 million and $136.9 million, respectively, of which $104.2 million and $118.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At March 31, 2016 and December 31, 2015, the Company had short-term investments of $1.6 million and $4.8 million, respectively.

Debt

At March 31, 2016, the Company had a bank overdraft of $6.8 million, $146.0 million of debt outstanding under the revolving credit facility and $3.2 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services businesses.

The Company has a revolving credit facility that provides for borrowing of up to $200.0 million through November 2020 and may be drawn down in full in the U.S..

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

The Company’s exposure to market risk has been discussed in the Company’s 2015 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

There were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding risk factors appears in Item 1A of the Company’s 2015 Annual Report on Form 10-K and, in management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 3, 2015 the Company announced that its board of directors has authorized a new share repurchase program which targets to repurchase up to $90 million of common stock over the next three years.

During the quarter ended March 31, 2016, we repurchased 161,029 shares of our common stock at a cost of $7.5 million, with $82.5 million remaining under the 2015 authorization as at March 31, 2016.

The following table provides information about our repurchases of equity securities during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2016 through January 31, 2016	57,700	$48.01	57,700	$87.2
February 1, 2016 through February 29, 2016	85,300	$46.15	85,300	$83.3
March 1, 2016 through March 31, 2016	18,029	$43.65	18,029	$82.5

Total	161,029	$46.54	161,029

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

10.1	Settlement Agreement made and entered into as of February 26, 2016 between Innospec Fuel Specialties LLC and Patrick McDuff (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 3, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: May 4, 2016	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 4, 2016	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer