Form 10-Q
period 2016-06-30
INNOSPEC INC.
filed 2016-08-03
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2016
Common Stock, par value $0.01	23,974,094

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example,) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in this Quarterly Report on Form 10-Q and Innospec’s Annual Report on Form 10-K for the year ended December 31, 2015, and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2016	2015	2016	2015
Net sales	$228.0	$242.9	$440.1	$512.1
Cost of goods sold	(142.5)	(155.4)	(278.4)	(342.8)

Gross profit	85.5	87.5	161.7	169.3
Operating expenses:
Selling, general and administrative	(53.1)	(50.2)	(97.0)	(98.9)
Research and development	(6.2)	(6.5)	(13.1)	(12.7)
Adjustment to fair value of contingent consideration	2.4	26.6	4.0	23.1
Loss on disposal of subsidiary	0.0	0.0	(1.4)	0.0

Total operating expenses	(56.9)	(30.1)	(107.5)	(88.5)

Operating income	28.6	57.4	54.2	80.8
Other net income/(expense)	8.5	(4.7)	8.2	(3.2)
Interest expense, net	(0.7)	(0.9)	(1.5)	(1.9)

Income before income taxes	36.4	51.8	60.9	75.7
Income taxes	(7.5)	(17.3)	(13.1)	(23.3)

Net income	$28.9	$34.5	$47.8	$52.4

Earnings per share:
Basic	$1.21	$1.43	$1.99	$2.16

Diluted	$1.18	$1.40	$1.95	$2.12

Weighted average shares outstanding (in thousands):
Basic	23,973	24,202	23,996	24,251

Diluted	24,443	24,671	24,462	24,761

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net income	$28.9	$34.5	$47.8	$52.4

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(1.8)	3.3	(0.2)	(4.7)
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million, respectively	(0.3)	(0.3)	(0.5)	(0.5)
Amortization of actuarial net losses, net of tax of $(0.1) million, $(0.3) million, $(0.3)million and $(0.6) million, respectively	0.6	1.0	1.1	2.0

Total other comprehensive income/(loss)	(1.5)	4.0	0.4	(3.2)

Total comprehensive income	$27.4	$38.5	$48.2	$49.2

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153.2	$136.9
Short-term investments	0.0	4.8
Trade and other accounts receivable (less allowances of $4.3 million and $3.6 million, respectively)	136.9	137.4
Inventories (less allowances of $8.8 million and $8.8 million, respectively):
Finished goods	103.7	104.4
Work in progress	0.8	2.7
Raw materials	50.6	52.8

Total inventories	155.1	159.9
Current portion of deferred tax assets	8.5	8.8
Prepaid expenses	5.2	6.1
Prepaid income taxes	4.9	3.0
Other current assets	0.0	1.8

Total current assets	463.8	458.7
Property, plant and equipment:
Gross cost	168.6	161.0
Less accumulated depreciation	(90.6)	(85.0)

Net property, plant and equipment	78.0	76.0
Goodwill	267.4	267.4
Other intangible assets	156.6	168.7
Deferred finance costs	1.2	1.4
Deferred tax assets, net of current portion	1.4	1.4
Pension asset	60.4	55.5
Other non-current assets	2.3	0.9

Total assets	$1,031.1	$1,030.0

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	June 30, 2016	December 31, 2015
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$50.7	$52.2
Accrued liabilities	72.7	84.1
Current portion of finance leases	1.1	0.7
Current portion of plant closure provisions	5.7	6.4
Current portion of accrued income taxes	12.3	7.9
Current portion of acquisition-related contingent consideration	6.5	54.6
Current portion of deferred income	0.2	0.2

Total current liabilities	149.2	206.1
Long-term debt, net of current portion	154.0	133.0
Finance leases, net of current portion	2.8	2.4
Plant closure provisions, net of current portion	32.9	31.3
Unrecognized tax benefits, net of current portion	3.5	3.9
Deferred tax liabilities, net of current portion	38.6	37.7
Pension liability	9.7	9.2
Deferred income, net of current portion	0.6	0.6
Other non-current liabilities	0.3	0.5

Total liabilities	391.6	424.7

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	312.4	311.0
Treasury stock (5,580,405 and 5,453,078 shares at cost, respectively)	(99.1)	(91.8)
Retained earnings	536.1	496.4
Accumulated other comprehensive loss	(110.5)	(110.9)

Total Innospec stockholders’ equity	639.2	605.0
Non-controlling interest	0.3	0.3

Total equity	639.5	605.3

Total liabilities and equity	$1,031.1	$1,030.0

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$47.8	$52.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.9	17.3
Adjustment to fair value of contingent consideration	(4.0)	(23.1)
Deferred taxes	1.1	10.5
Excess tax benefit from stock-based payment arrangements	(0.1)	(0.7)
Loss on disposal of subsidiary	1.4	0.0
Cash contributions to defined benefit pension plans	(0.6)	(5.2)
Non-cash movements on defined benefit pension plans	(3.2)	0.3
Stock option compensation	1.9	1.8
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	0.9	21.7
Inventories	5.7	1.5
Prepaid expenses	0.9	1.6
Accounts payable and accrued liabilities	(14.1)	(23.1)
Accrued income taxes	1.6	0.5
Plant closure provisions	0.9	1.4
Unrecognized tax benefits	(0.4)	0.1
Other non-current assets and liabilities	(1.7)	(1.9)

Net cash provided by operating activities	57.0	55.1

Cash Flows from Investing Activities
Capital expenditures	(7.5)	(7.3)
Business combinations, net of cash acquired	1.8	0.0
Internally developed software	0.0	(5.1)
Purchase of short-term investments	0.0	(3.7)
Sale of short-term investments	4.7	3.0

Net cash used in investing activities	(1.0)	(13.1)

Cash Flows from Financing Activities
Non-controlling interest	0.0	0.4
Proceeds from revolving credit facility	28.0	0.0
Repayments of revolving credit facility	(7.0)	0.0
Repayments of finance leases and term loans	(0.4)	(0.4)
Payment for acquisition-related contingent consideration	(44.0)	0.0
Excess tax benefit from stock-based payment arrangements	0.1	0.7
Dividend paid	(8.1)	(7.3)
Issue of treasury stock	0.3	0.7
Repurchase of common stock	(8.2)	(11.4)

Net cash used in financing activities	(39.3)	(17.3)
Effect of foreign currency exchange rate changes on cash	(0.4)	(0.9)

Net change in cash and cash equivalents	16.3	23.8
Cash and cash equivalents at beginning of period	136.9	41.6
Reclassification of cash to assets held for sale	0.0	(1.1)

Cash and cash equivalents at end of period	$153.2	$64.3

Amortization of deferred finance costs of $0.2 million (2015 – $0.4 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3
Net income				47.8			47.8
Dividend paid				(8.1)			(8.1)
Changes in cumulative translation adjustment					(0.2)		(0.2)
Treasury stock reissued		(0.6)	0.9				0.3
Treasury stock repurchased			(8.2)				(8.2)
Excess tax benefit from stock-based payment arrangements		0.1					0.1
Stock option compensation		1.9					1.9
Amortization of prior service credit, net of tax					(0.5)		(0.5)
Amortization of actuarial net losses, net of tax					1.1		1.1
Balance at June 30, 2016	$0.3	$312.4	$(99.1)	$536.1	$(110.5)	$0.3	$639.5

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

During the quarter, we announced a change in the organization structure of the Group. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance has changed. Therefore, beginning in this quarter of 2016, the Company has reported its financial performance based on our new segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives (See Note 2 of the Notes to the Consolidated Financial Statements for further information).

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENT REPORTING

In April 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing financial performance has changed. Therefore beginning in this quarter of 2016, the Company has reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is expected to decline in the near future as our one remaining refinery customer transitions to unleaded fuel.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net sales:
Fuel Specialties	$129.3	$121.8	$252.7	$265.3
Performance Chemicals	35.3	43.9	70.0	90.7
Oilfield Services	46.5	70.7	82.7	137.4
Octane Additives	16.9	6.5	34.7	18.7

	$228.0	$242.9	$440.1	$512.1

Gross profit:
Fuel Specialties	$43.7	$44.0	$85.7	$85.9
Performance Chemicals	11.3	11.3	22.1	23.4
Oilfield Services	19.9	28.4	31.5	50.4
Octane Additives	10.6	3.8	22.4	9.6

	$85.5	$87.5	$161.7	$169.3

Operating income:
Fuel Specialties	$24.2	$25.6	$48.1	$49.1
Performance Chemicals	4.7	4.7	9.1	9.5
Oilfield Services	(1.6)	5.0	(7.1)	6.6
Octane Additives	9.6	2.8	20.6	7.9
Pension credit	1.7	0.1	3.5	0.1
Corporate costs	(12.4)	(7.4)	(22.6)	(15.5)
Adjustment to fair value of contingent consideration	2.4	26.6	4.0	23.1
Loss on disposal of subsidiary	0.0	0.0	(1.4)	0.0

Total operating income	$28.6	$57.4	$54.2	$80.8

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Depreciation:
Fuel Specialties	$1.0	$0.8	$1.9	$1.6
Performance Chemicals	0.6	0.6	1.1	1.2
Oilfield Services	1.5	1.4	2.9	2.7
Octane Additives	0.2	0.1	0.3	0.2
Corporate	0.2	0.4	0.4	0.8

	$3.5	$3.3	$6.6	$6.5

Amortization:
Fuel Specialties	$0.3	$0.3	$0.5	$0.5
Performance Chemicals	1.0	1.0	2.0	2.0
Oilfield Services	3.0	3.0	6.0	6.0
Corporate	1.8	1.0	3.6	1.9

	$6.1	$5.3	$12.1	$10.4

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Numerator (in millions):
Net income available to common stockholders	$28.9	$34.5	$47.8	$52.4

Denominator (in thousands):
Weighted average common shares outstanding	23,973	24,202	23,996	24,251
Dilutive effect of stock options and awards	470	469	466	510

Denominator for diluted earnings per share	24,443	24,671	24,462	24,761

Net income per share, basic:	$1.21	$1.43	$1.99	$2.16

Net income per share, diluted:	$1.18	$1.40	$1.95	$2.12

In the three and six months ended June 30, 2016, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 471 and 471, respectively (three and six months ended June 30, 2015 – 21,959 and 33,734, respectively).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	June 30, 2016	December 31, 2015
Gross cost (1)	$503.9	$503.9
Accumulated impairment losses	(236.5)	(236.5)

Net book amount	$267.4	$267.4

(1)	Gross cost for 2016 and 2015 is net of $298.5 million of historical accumulated amortization.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2016	2015
Gross cost at January 1	$248.6	$247.6
Capitalization of internally developed software	0.0	5.1

Gross cost at June 30	248.6	252.7

Accumulated amortization at January 1	(79.9)	(66.5)
Amortization expense	(12.1)	(10.4)
Exchange effect	0.0	0.1

Accumulated amortization at June 30	(92.0)	(76.8)

Net book amount at June 30	$156.6	$175.9

Amortization expense

	Six Months Ended June 30
(in millions)	2016	2015
Product rights	$(1.9)	$(1.9)
Brand names	(0.6)	(0.6)
Technology	(1.7)	(1.7)
Customer relationships	(3.4)	(3.4)
Non-compete agreements	(0.5)	(0.5)
Marketing related	(0.4)	(0.4)
Internally developed software	(3.6)	(1.9)

Total	$(12.1)	$(10.4)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Plan net pension credit/(charge):
Service cost	$(0.3)	$(0.3)	$(0.5)	$(0.7)
Interest cost on projected benefit obligation	(5.6)	(6.8)	(11.0)	(13.8)
Expected return on plan assets	8.0	8.2	15.8	16.6
Amortization of prior service credit	0.3	0.3	0.6	0.6
Amortization of actuarial net losses	(0.7)	(1.3)	(1.4)	(2.6)

	$1.7	$0.1	$3.5	$0.1

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three and six months ended June 30, 2016, was $0.2 million and $0.4 million, respectively (three and six months ended June 30, 2015 - $0.2 million and $0.4 million, respectively).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2016	$3.6	$0.3	$3.9
Additions for current period tax positions	0.0	0.0	0.0
Reductions due to lapsed statute of limitations	(0.4)	0.0	(0.4)

Closing balance at June 30, 2016	3.2	0.3	3.5
Current	0.0	0.0	0.0

Non-current	$3.2	$0.3	$3.5

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. One of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at June 30, 2016.

As previously disclosed, the Company’s German subsidiaries are subject to a tax audit in respect of 2010 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at June 30, 2016.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2016	December 31, 2015
Revolving credit facility	$154.0	$133.0

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

Movements in the provisions are summarized as follows:

	Six Months Ended June 30
(in millions)	2016	2015
Total at January 1	$37.7	$34.1
Charge for the period	2.4	2.1
Utilized in the period	(1.5)	(0.6)
Reclassify liabilities held for sale	0.0	(0.3)
Exchange effect	0.0	(0.3)

Total at June 30	38.6	35.0
Due within one year	(5.7)	(5.1)

Due after one year	$32.9	$29.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$153.2	$153.2	$136.9	$136.9
Short-term investments	0.0	0.0	4.8	4.8
Derivatives (Level 1 measurement):
Other non-current assets:
Foreign currency forward exchange contracts	1.6	1.6	0.0	0.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$154.0	$154.0	$133.0	$133.0
Finance leases (including current portion)	3.9	3.9	3.1	3.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.3	0.3
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	6.5	6.5	54.6	54.6
Stock equivalent units	5.8	5.8	7.8	7.8

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the revolving credit facility. Finance leases relate to certain fixed assets in our Oilfield Services business. The carrying amount of long-term debt and finance leases approximates the fair value.

Derivatives: The fair value of derivatives relating to foreign currency forward exchange contracts are derived from current settlement prices and comparable contracts using current assumptions. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its estimated fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The carrying value of the contingent consideration at the balance sheet dates is based on the estimated EBITDA (earnings before interest, taxes, depreciation and amortization) and free cash flow generated by Independence Oilfield Chemicals LLC (“Independence”) through the period to October 31, 2016. The contingent consideration payable in relation to the acquisition of Independence is based on management’s latest forecasts of the business and on the current trading performance. The results of the Independence business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, which is directly affected by trends in oil prices.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2016 the contracts have maturity dates of up to fifteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2016 was a gain of $3.0 million.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2016, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $3.7 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	667,439	$19.87	$20.19
Granted - at discount	56,046	$0.00	$36.13
- at market value	24,794	$44.34	$9.17
Exercised	(50,425)	$5.58	$28.00
Forfeited	(18,539)	$18.52	$23.32

Outstanding at June 30, 2016	679,315	$20.22	$20.44

At June 30, 2016, there were 111,004 stock options that were exercisable, of which 25,912 had performance conditions attached.

The stock option compensation cost for the first six months of 2016 was $1.9 million (2015 – $1.8 million). The total intrinsic value of options exercised in the first six months of 2016 was $1.6 million (2015 – $2.0 million).

The total compensation cost related to non-vested stock options not yet recognized at June 30, 2016 was $4.7 million and this cost is expected to be recognized over the weighted-average period of 2.14 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2016:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	279,750	$3.79	$31.72
Granted - at discount	63,653	$0.00	$35.71
- at market value	7,316	$44.18	$9.11
Exercised	(42,123)	$2.05	$25.73
Forfeited	(8,980)	$4.41	$30.73

Outstanding at June 30, 2016	299,616	$4.19	$32.89

At June 30, 2016 there were 67,265 SEUs that are exercisable, of which 58,663 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first six months of 2016 was $0.0 million (2015 - $1.4 million). The total intrinsic value of SEUs exercised in the first six months of 2016 was $1.2 million (2015 - $2.1 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.84 years.

Additional exceptional long-term incentive plan

A maximum of $3.0 million of our cash-settled long-term incentives is accounted for as share-based compensation and the fair value is calculated on a quarterly basis using a Monte Carlo model. The fair values at each of the balance sheet dates are summarized as follows:

(in millions)	2016	2015
Balance at January 1	$1.0	$0.1
Compensation (credit)/charge for the period	(0.7)	0.0
Balance at June 30	$0.3	$0.1

The following assumptions were used in the Monte Carlo model at June 30:

	2016	2015
Dividend yield	1.39%	1.29%
Volatility of Innospec’s share price	24.99%	24.38%
Risk free interest rate	0.71%	1.01%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first six months of 2016 were:

(in millions)	Amount Reclassified	Affected Line Item in the Statement where
Details about AOCL Components	from AOCL	Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.6)	See (1) below
Amortization of actuarial net losses	1.4	See (1) below

	0.8	Total before tax
	(0.2)	Income tax expense

	0.6	Net of tax

Total reclassifications	$0.6	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2016, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2015	$(50.9)	$(60.0)	$(110.9)

Other comprehensive income before reclassifications	0.0	(0.2)	(0.2)
Amounts reclassified from AOCL	0.6	0.0	0.6

Total other comprehensive income	0.6	(0.2)	0.4

Balance at June 30, 2016	$(50.3)	$(60.2)	$(110.5)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers ASC Topic 606, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 was for annual and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has been evaluating the potential timing and impact of adopting the new revenue standard on its consolidated financial statements and has not yet determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, which amends ASC Topic 842, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how Share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2016 the Company incurred fees from SGR of $0.4 million (2015 – $0.2 million). As at June 30, 2016, the amount due to SGR from the Company was $0.1 million (December 31, 2015 - $0.1 million).

NOTE 17 – SUBSEQUENT EVENT

On July 29, 2016 Innospec International Ltd., a wholly-owned subsidiary of Innospec Inc. entered into an Exclusivity and Put Option Agreement with Huntsman Investments B.V. (“the Seller”). The Put Option Agreement sets forth the terms of a commitment to acquire the European Personal Care and Home Care business of the Seller for a purchase price of approximately $200 million subject to adjustments for certain working capital and employee matters.

The proposed transaction (“the Transaction”) is subject to obtaining certain regulatory approvals and a period of consultation with employee representative bodies. It is expected that the Transaction will close in the fourth quarter of 2016.

On July 27, 2016 Innospec Inc. entered into a commitment letter with Barclays Bank PLC, Credit Suisse AG, Lloyds Bank plc, National Westminster Bank plc, Wells Fargo Bank N.A. and U.S. Bank National Association for a commitment with respect to debt financing required to consummate the Transaction. The Commitment Letter provides for a term loan facility in the aggregate Principal amount of up to $150 million.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2016

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

RESULTS OF OPERATIONS

In April 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing financial performance has changed. Therefore beginning in this quarter of 2016, the Company has reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net sales:
Fuel Specialties	$129.3	$121.8	$252.7	$265.3
Performance Chemicals	35.3	43.9	70.0	90.7
Oilfield Services	46.5	70.7	82.7	137.4
Octane Additives	16.9	6.5	34.7	18.7

	$228.0	$242.9	$440.1	$512.1

Gross profit:
Fuel Specialties	$43.7	$44.0	$85.7	$85.9
Performance Chemicals	11.3	11.3	22.1	23.4
Oilfield Services	19.9	28.4	31.5	50.4
Octane Additives	10.6	3.8	22.4	9.6

	$85.5	$87.5	$161.7	$169.3

Operating income:
Fuel Specialties	$24.2	$25.6	$48.1	$49.1
Performance Chemicals	4.7	4.7	9.1	9.5
Oilfield Services	(1.6)	5.0	(7.1)	6.6
Octane Additives	9.6	2.8	20.6	7.9
Pension credit	1.7	0.1	3.5	0.1
Corporate costs	(12.4)	(7.4)	(22.6)	(15.5)
Adjustment to fair value of contingent consideration	2.4	26.6	4.0	23.1
Loss on disposal of subsidiary	0.0	0.0	(1.4)	0.0

Total operating income	$28.6	$57.4	$54.2	$80.8

	Three Months Ended June 30
(in millions, except ratios)	2016	2015	Change
Net sales:
Fuel Specialties	$129.3	$121.8	$7.5	+6%
Performance Chemicals	35.3	43.9	(8.6)	-20%
Oilfield Services	46.5	70.7	(24.2)	-34%
Octane Additives	16.9	6.5	10.4	n/a

	$228.0	$242.9	$(14.9)	-6%

Gross profit:
Fuel Specialties	$43.7	$44.0	$(0.3)	-1%
Performance Chemicals	11.3	11.3	0.0	0%
Oilfield Services	19.9	28.4	(8.5)	-30%
Octane Additives	10.6	3.8	6.8	n/a

	$85.5	$87.5	$(2.0)	-2%

Gross margin (%):
Fuel Specialties	33.8	36.1	-2.3
Performance Chemicals	32.0	25.7	+6.3
Oilfield Services	42.8	40.2	+2.6
Octane Additives	62.7	58.5	+4.2
Aggregate	37.5	36.0	+1.5

Operating expenses:
Fuel Specialties	$(19.5)	$(18.4)	$(1.1)	+6%
Performance Chemicals	(6.6)	(6.6)	0.0	0%
Oilfield Services	(21.5)	(23.4)	1.9	-8%
Octane Additives	(1.0)	(1.0)	0.0	0%
Pension credit	1.7	0.1	1.6	n/a
Corporate costs	(12.4)	(7.4)	(5.0)	+68%
Adjustment to fair value of contingent consideration	2.4	26.6	(24.2)	-91%

	$(56.9)	$(30.1)	$(26.8)	+89%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2016
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-17	+14	+22	+50	+8
Price and product mix	+6	-6	-9	-6	-3
Exchange rates	0	+2	0	0	+1

	-11	+10	+13	+44	+6

Volumes in the Americas were lower compared to a very strong prior year, while price and product mix in the Americas benefited from lower volumes of lower margin products. EMEA and ASPAC volumes increased from the prior year driven by increased demand for higher volume low margin products. Price and product mix in EMEA and ASPAC was adversely impacted by higher demand for lower margin products. AvTel volumes were higher than the prior year with an adverse price and product mix driven by the phasing of demand from customers. EMEA was favorably impacted by exchange rate movements year over year, driven by a strengthening of the European Union euro against the U.S. dollar.

Gross margin: the year on year decrease of 2.3 percentage points primarily reflected the lower margins achieved in the Americas and EMEA compared to a very strong comparative quarter, partly offset by the higher margin contribution from increased AvTel volumes.

Operating expenses: the year on year increase of $1.1 million was primarily due to a provision against a doubtful debt and higher share-based compensation due to the rise in the Innospec share price in the quarter relative to the prior year.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2016
Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+10	+19	+1	0	+11
Disposals	0	0	0	-29	-29
Price and product mix	-4	+1	+17	0	-1
Exchange rates	0	-2	-4	0	-1

	+6	+18	+14	-29	-20

Volumes were higher in all our regions, driven by increased Personal Care volumes. Americas’ price and product mix was adversely impacted by pricing pressures in Personal Care. ASPAC price and product mix benefited from favorable pricing in Personal Care. A weakening of the British pound sterling against the U.S. dollar resulted in an adverse exchange impact for EMEA and ASPAC. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 6.3 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business following the disposal of our lower margin Aroma Chemicals business in the prior year, together with the positive effect of a weaker British pound sterling against the U.S. dollar on our non U.S. cost base.

Operating expenses: the year on year expenditure overall was unchanged, with a $0.3 million reduction due to the disposal of our Aroma Chemicals business and the positive effect of weaker exchange rates versus the U.S. dollar on our non U.S. cost base, being offset by higher share-based compensation and the phasing of other expenditure between quarters.

Oilfield Services

Net sales: the year on year decrease of $24.2 million was primarily due to a reduction in customer activity especially in well completion, following the decline in oil prices. Overall volumes declined by 16 percent together with an adverse price and product mix of 18 percent.

Gross margin: the year on year increase of 2.6 percentage points was primarily due to a favorable sales mix driven by a higher proportion of sales from our higher margin production business.

Operating expenses: the year on year decrease of $1.9 million was driven by our cost reduction programs.

Octane Additives

Net sales: the year on year increase of $10.4 million was as expected due to the timing of demand with our one remaining refinery customer.

Gross margin: the year on year increase of 4.2 percentage points was primarily due to higher volumes of production in the quarter generating favorable manufacturing variances.

Operating expenses: expenditure was unchanged compared to the prior year.

Other Income Statement Captions

Pension credit: is non-cash, and was a $1.7 million net credit in 2016 compared to a $0.1 million net credit in 2015 primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of $5.0 million, related to $1.3 million higher amortization and other costs related to the EMEA and ASPAC deployment of our group wide ERP system; $1.0 million acquisition-related legal and professional fees in the current quarter; $2.7 million higher legal, professional and other expenses primarily due to the recovery of legal fees in the comparative quarter and an increase in share-based compensation driven by the rise in the Innospec share price in the quarter compared to the prior year, partly offset by the positive effect of the strengthening of the U.S. dollar on our non U.S. cost base.

Adjustment to fair value of contingent consideration: the credit of $2.4 million relates to an adjustment to the carrying value of our liability for contingent consideration of $2.7 million, partly offset by the accretion charge of $0.3 million, both in relation to our Independence acquisition. The carrying value of the contingent consideration is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016.

The contingent consideration payable is based on management’s latest forecasts of the business and on the current trading performance. The results of the business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, this is directly affected by trends in oil prices.

Other net income/(expense): other net income of $8.5 million primarily related to $7.0 million of gains on translation of assets and liabilities denominated in non-functional currencies in our European businesses, together with gains of $1.5 million on foreign currency forward exchange contracts. In 2015, other net expense of $4.7 million primarily related to net losses of $3.0 million on foreign currency forward exchange contracts; together with $1.7 million of losses on translation of assets and liabilities denominated in non-functional currencies in our European businesses.

Interest expense, net: was $0.7 million in 2016 and $0.9 million in 2015, with the reduction due to the lower borrowing costs within our new credit facility.

Income taxes: The effective tax rate was 20.6% and 33.4% in the second quarter of 2016 and 2015, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration and the adjustment of income tax provisions, was 20.5% in the second quarter of 2016 compared with 26.9% in the second quarter of 2015. The 6.4% decrease in the adjusted effective tax rate was primarily due to the second quarter of 2016 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations as compared to the second quarter of 2015. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended June 30
(in millions)	2016	2015
Income before income taxes	$36.4	$51.8
Adjustment to fair value of contingent consideration	(2.7)	(29.9)

	$33.7	$21.9

Income taxes	$7.5	$17.3
Tax on adjustment to fair value of contingent consideration	(1.0)	(11.4)
Adjustment of income tax positions	0.4	0.0

	$6.9	$5.9

GAAP effective tax rate	20.6%	33.4%
Adjusted effective tax rate	20.5%	26.9%

	Six Months Ended June 30
(in millions, except ratios)	2016	2015	Change
Net sales:
Fuel Specialties	$252.7	$265.3	$(12.6)	-5%
Performance Chemicals	70.0	90.7	(20.7)	-23%
Oilfield Services	82.7	137.4	(54.7)	-40%
Octane Additives	34.7	18.7	16.0	+86%

	$440.1	$512.1	$(72.0)	-14%

Gross profit:
Fuel Specialties	$85.7	$85.9	$(0.2)	0%
Performance Chemicals	22.1	23.4	(1.3)	-6%
Oilfield Services	31.5	50.4	(18.9)	-38%
Octane Additives	22.4	9.6	12.8	n/a

	$161.7	$169.3	$(7.6)	-4%

Gross margin (%):
Fuel Specialties	33.9	32.4	+1.5
Performance Chemicals	31.6	25.8	+5.8
Oilfield Services	38.1	36.7	+1.4
Octane Additives	64.6	51.3	+13.3
Aggregate	36.7	33.1	+3.6

Operating expenses:
Fuel Specialties	$(37.6)	$(36.8)	$(0.8)	+2%
Performance Chemicals	(13.0)	(13.9)	0.9	-6%
Oilfield Services	(38.6)	(43.8)	5.2	-12%
Octane Additives	(1.8)	(1.7)	(0.1)	+6%
Pension credit	3.5	0.1	3.4	n/a
Corporate costs	(22.6)	(15.5)	(7.1)	+46%
Adjustment to fair value of contingent consideration	4.0	23.1	(19.1)	-83%
Loss on disposal of subsidiary	(1.4)	0.0	(1.4)	n/a

	$(107.5)	$(88.5)	$(19.0)	+21%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2016
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-21	+14	+3	+32	0
Price and product mix	0	-9	-2	-1	-4
Exchange rates	0	-2	0	0	-1

	-21	+3	+1	+31	-5

Volumes in the Americas were lower than the prior year due to softer fuel demand, a warmer winter and a change in refinery crude slates, while maintaining a steady price and product mix. EMEA volumes increased from the prior year driven by increased demand for high volume low margin products. Price and product mix in EMEA was adversely impacted by higher demand for lower margin products together with some pricing pressures. Volumes were higher in ASPAC due to increased demand for low margin products which generated an adverse price and product mix. AvTel volumes were higher than the prior year with an adverse price and product mix driven by the phasing of demand from customers. EMEA was adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 1.5 percentage points primarily reflected the higher margins achieved in the Americas from reduced sales of lower margin products, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC and the higher margin contribution from additional AvTel volumes.

Operating expenses: the year on year increase of $0.8 million, was primarily due to a provision against a doubtful debt and the phasing of expenditure compared to the prior year, partly offset by lower share-based compensation and the positive effect of weaker exchange rates versus the U.S. dollar on our non U.S. cost base.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2016
Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+9	+18	+9	0	+11
Disposals	0	0	0	-29	-29
Price and product mix	-4	-10	+6	0	-4
Exchange rates	0	-2	-2	0	-1

	+5	+6	+13	-29	-23

Volumes were higher in all our regions, driven by increased Personal Care volumes. Americas and EMEA experienced pricing pressures in Personal Care which adversely affected the price and product mix. ASPAC price and product mix benefited from favorable pricing in Personal Care. An adverse exchange impact for EMEA and ASPAC was due to a weakening of the European Union euro and the British pound sterling against the U.S. dollar. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 5.8 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business following the disposal of our lower margin Aroma Chemicals business in the prior year, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC.

Operating expenses: the year on year decrease of $0.9 million was due to a $0.6 million reduction due to the disposal of our Aroma Chemicals business, together with a $0.3 million reduction in other expenditure primarily due to lower share-based compensation and the effect of weaker exchange rates versus the U.S. dollar on our non U.S. cost base.

Oilfield Services

Net sales: the year on year decrease of $54.7 million was primarily due to a reduction in customer activity especially in well completion, following the decline in oil prices. Overall volumes declined by 27 percent together with an adverse price and product mix of 13 percent.

Gross margin: the year on year increase of 1.4 percentage points was primarily due to a favorable sales mix driven by a higher proportion of sales from our higher margin production business.

Operating expenses: the year on year decrease of $5.2 million was driven by our cost reduction programs.

Octane Additives

Net sales: the year on year increase of $16.0 million was as expected due to the timing of demand with our one remaining refinery customer.

Gross margin: the year on year increase of 13.3 percentage points was primarily due to higher volumes of production in the first six months of 2016 generating favorable manufacturing variances.

Operating expenses: the year on year increase of $0.1 million was due to the phasing of expenditure.

Other Income Statement Captions

Pension credit: is non-cash, and was a $3.5 million net credit in 2016 compared to a $0.1 million net credit in 2015 primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of $7.1 million, related to $2.6 million higher amortization and other costs related to the EMEA and ASPAC deployment of our group wide ERP system; $1.0 million acquisition-related legal and professional fees in the second quarter; $3.5 million higher legal, professional and other expenses primarily due to the recovery of legal fees in the first six months of 2015, partly offset by the positive effect of the strengthening of the U.S. dollar on our non U.S. cost base and a decrease in share-based compensation driven by the decline in the Innospec share price in the first six months compared to the prior year.

Adjustment to fair value of contingent consideration: the credit of $4.0 million relates to an adjustment to the carrying value of our liability for contingent consideration of $4.7 million, partly offset by the accretion charge of $0.7 million, both in relation to our Independence acquisition. The carrying value of the contingent consideration is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The contingent consideration payable is based on management’s latest forecasts of the business and on the current trading performance. The results of the business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, this is directly affected by trends in oil prices.

Loss on disposal of subsidiary: the profit on disposal of our Aroma Chemicals business reported in 2015 of $1.6 million has been reduced by $1.4 million to account for the finalization of the assets and liabilities disposed.

Other net income/(expense): other net income of $8.2 million primarily related to $5.2 million of gains on translation of assets and liabilities denominated in non-functional currencies in our European businesses, together with gains of $3.0 million on foreign currency forward exchange contracts. In 2015, other net expense of $3.2 million primarily related to net losses of $1.1 million on foreign currency forward exchange contracts; together with $2.1 million of losses on translation of assets and liabilities denominated in non-functional currencies in our European businesses.

Interest expense, net: was $1.5 million in 2016 and $1.9 million in 2015, with the reduction due to the lower borrowing costs within our new credit facility.

Income taxes: The effective tax rate was 21.5% and 30.8% in the first six months of 2016 and 2015, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value of contingent consideration and the adjustment of income tax provisions, was 20.3% in the first six months of 2016 compared with 25.8% in the first six months of 2015. The 5.5% decrease in the adjusted effective tax rate was primarily due to the first six months of 2016 benefiting to a greater extent from the positive impact of taxable profits in different geographical locations as compared to the first six months of 2015. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Six Months Ended June 30
(in millions)	2016	2015
Income before income taxes	$60.9	$75.7
Adjustment to fair value of contingent consideration	(4.7)	(29.9)
Loss on disposal of subsidiary	1.4	0.0

	$57.6	$45.8

Income taxes	$13.1	$23.3
Adjustment of income tax positions	0.4	(0.1)
Tax on adjustment to fair value of contingent consideration	(1.8)	(11.4)

	$11.7	$11.8

GAAP effective tax rate	21.5%	30.8%
Adjusted effective tax rate	20.3%	25.8%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

The Company believes that adjusted working capital, a non-GAAP financial measure, (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) provides useful information to investors in evaluating the Company’s underlying performance and identifying operating trends. Management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations. Items excluded from working capital in the adjusted working capital calculation are listed in the table below and represent factors which do not fluctuate in line with the day to day working capital needs of the business.

(in millions)	June 30, 2016	December 31, 2015
Total current assets	$463.8	$458.7
Total current liabilities	(149.2)	(206.1)

Working capital	314.6	252.6
Less cash and cash equivalents	(153.2)	(136.9)
Less short-term investments	0.0	(4.8)
Less current portion of deferred tax assets	(8.5)	(8.8)
Less prepaid income taxes	(4.9)	(3.0)
Less other current assets	0.0	(1.8)
Add back current portion of accrued income taxes	12.3	7.9
Add back current portion of finance leases	1.1	0.7
Add back current portion of plant closure provisions	5.7	6.4
Add back current portion of acquisition-related contingent consideration	6.5	54.6
Add back current portion of deferred income	0.2	0.2

Adjusted working capital	$173.8	$167.1

In the first six months of 2016 our adjusted working capital increased by $6.7 million, primarily due to the net impact of lower accounts payable and inventories at the end of the second quarter in line with lower revenues in the second quarter compared to the final quarter of 2015.

We had a $0.5 million decrease in trade and other accounts receivable in 2016. Days’ sales outstanding in our Fuel Specialties segment increased from 47 days to 49 days; increased from 43 days to 50 days in our Performance Chemicals segment; and decreased from 44 days to 33 days in our Oilfield Services segment.

We had a $4.8 million decrease in inventories in 2016, which is primarily related to lower inventory levels in our Fuel Specialties and Oilfield Services segments to align with lower demand from customers. Days’ sales in inventory in our Fuel Specialties segment increased from 96 days to 97 days; increased in our Performance Chemicals segment from 83 days to 89 days; and decreased from 82 days to 75 days in our Oilfield Services segment.

Prepaid expenses decreased by $0.9 million in the first six months of 2016 from $6.1 million to $5.2 million, due to the normal expensing of prepaid costs and the timing of invoices received.

We had a $12.9 million decrease in accounts payable and accrued liabilities in 2016, primarily due to lower liabilities in our Fuel Specialties segment in line with lower demand from customers. Creditor days in our Fuel Specialties segment remained unchanged at 26 days; in our Performance Chemicals segment decreased from 31 days to 26 days; and increased from 57 days to 58 days in our Oilfield Services segment.

Operating Cash Flows

We have generated cash from operating activities of $57.0 million in the first six months of 2016 compared to $55.1 million in the first six months of 2015. Year over year cash from operating activities benefited from the net impact of favorable foreign exchange rate movements on our working capital together with $4.6 million lower cash contributions to defined benefit pension plans, partly offset by $5.2 million lower operating cash flows as a result of the disposal of our Aroma Chemicals business.

Cash

At June 30, 2016 and December 31, 2015 we had cash and cash equivalents of $153.2 million and $136.9 million, respectively, of which $144.4 million and $118.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At June 30, 2016 and December 31, 2015, the Company had short-term investments of $0.0 million and $4.8 million, respectively.

Debt

At June 30, 2016, the Company had $154.0 million of debt outstanding under the revolving credit facility and $3.9 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services business.

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

The Company’s exposure to market risk has been discussed in the Company’s 2015 Annual Report on Form 10-K and there have been no significant changes since that time other than as discussed in item 1A below.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

There were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in item 1A of Part 1 of our 2015 Form 10-K.

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. These changes may adversely affect our operations and financial results.

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 3, 2015 the Company announced that its board of directors has authorized a new share repurchase program which targets to repurchase up to $90 million of common stock over the next three years.

During the three months ended June 30, 2016, no shares of our common stock were repurchased by the Company. There was $82.5 million remaining under the 2015 authorization as at June 30, 2016.

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

INNOSPEC INC.
Registrant

Date: August 3, 2016	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 3, 2016	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer