Form 10-Q
period 2016-09-30
INNOSPEC INC.
filed 2016-11-03
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2016
Common Stock, par value $0.01	23,982,705

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example,) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2015, Innospec’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2016	2015	2016	2015
Net sales	$205.5	$254.2	$645.6	$766.3
Cost of goods sold	(126.3)	(163.8)	(404.7)	(506.6)

Gross profit	79.2	90.4	240.9	259.7
Operating expenses:
Selling, general and administrative	(56.1)	(52.7)	(153.1)	(151.6)
Research and development	(6.5)	(6.6)	(19.6)	(19.3)
Adjustment to fair value of contingent consideration	2.3	8.5	6.3	31.6
Profit/(loss) on disposal of subsidiary	0.0	1.6	(1.4)	1.6

Total operating expenses	(60.3)	(49.2)	(167.8)	(137.7)

Operating income	18.9	41.2	73.1	122.0
Other net (expense)/income	(5.0)	1.2	3.2	(2.0)
Interest expense, net	(0.7)	(1.0)	(2.2)	(2.9)

Income before income taxes	13.2	41.4	74.1	117.1
Income taxes	(1.8)	(5.8)	(14.9)	(29.1)

Net income	$11.4	$35.6	$59.2	$88.0

Earnings per share:
Basic	$0.48	$1.48	$2.47	$3.64

Diluted	$0.47	$1.45	$2.42	$3.57

Weighted average shares outstanding (in thousands):
Basic	23,977	24,121	23,989	24,162

Diluted	24,476	24,611	24,462	24,660

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Net income	$11.4	$35.6	$59.2	$88.0

Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(0.1)	5.1	(0.3)	0.4
Amortization of prior service credit, net of tax of $0.0 million, $0.1 million, $0.1 million and $0.2 million, respectively	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of actuarial net losses, net of tax of $(0.1) million, $(0.2) million, $(0.4) million and $(0.8) million, respectively	0.5	1.1	1.6	3.1

Total other comprehensive income	0.2	6.0	0.6	2.8

Total comprehensive income	$11.6	$41.6	$59.8	$90.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$167.1	$136.9
Short-term investments	0.0	4.8
Trade and other accounts receivable (less allowances of $4.4 million and $3.6 million, respectively)	125.5	137.4
Inventories (less allowances of $8.4 million and $8.8 million, respectively):
Finished goods	109.5	104.4
Work in progress	0.8	2.7
Raw materials	51.5	52.8

Total inventories	161.8	159.9
Current portion of deferred tax assets	8.6	8.8
Prepaid expenses	9.2	6.1
Prepaid income taxes	7.0	3.0
Other current assets	0.0	1.8

Total current assets	479.2	458.7
Property, plant and equipment:
Gross cost	174.5	161.0
Less accumulated depreciation	(94.3)	(85.0)

Net property, plant and equipment	80.2	76.0
Goodwill	267.4	267.4
Other intangible assets	150.5	168.7
Deferred finance costs	1.2	1.4
Deferred tax assets, net of current portion	1.4	1.4
Pension asset	62.6	55.5
Other non-current assets	0.8	0.9

Total assets	$1,043.3	$1,030.0

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2016	December 31, 2015
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$56.4	$52.2
Accrued liabilities	79.7	84.1
Current portion of finance leases	1.6	0.7
Current portion of plant closure provisions	5.0	6.4
Current portion of accrued income taxes	11.8	7.9
Current portion of acquisition-related contingent consideration	4.3	54.6
Current portion of deferred income	0.2	0.2

Total current liabilities	159.0	206.1
Long-term debt, net of current portion	143.0	133.0
Finance leases, net of current portion	2.9	2.4
Plant closure provisions, net of current portion	34.2	31.3
Unrecognized tax benefits, net of current portion	2.3	3.9
Deferred tax liabilities, net of current portion	38.2	37.7
Pension liability	10.0	9.2
Deferred income, net of current portion	0.6	0.6
Other non-current liabilities	0.9	0.5

Total liabilities	391.1	424.7

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	313.4	311.0
Treasury stock (5,572,705 and 5,453,078 shares at cost, respectively)	(99.0)	(91.8)
Retained earnings	547.5	496.4
Accumulated other comprehensive loss	(110.3)	(110.9)

Total Innospec stockholders’ equity	651.9	605.0
Non-controlling interest	0.3	0.3

Total equity	652.2	605.3

Total liabilities and equity	$1,043.3	$1,030.0

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2016	2015
Cash Flows from Operating Activities
Net income	$59.2	$88.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.5	25.7
Adjustment to fair value of contingent consideration	(6.3)	(31.6)
Deferred taxes	0.5	13.9
Excess tax benefit from stock-based payment arrangements	(0.2)	(0.7)
Loss/(profit) on disposal of subsidiary	1.4	(1.6)
Cash contributions to defined benefit pension plans	(0.8)	(7.9)
Non-cash movements on defined benefit pension plans	(4.7)	0.4
Stock option compensation	2.8	2.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	12.3	21.2
Inventories	(1.0)	0.8
Prepaid expenses	(3.0)	4.0
Accounts payable and accrued liabilities	(1.0)	(21.6)
Accrued income taxes	(0.9)	0.8
Plant closure provisions	1.5	1.4
Unrecognized tax benefits	(1.6)	(2.6)
Other non-current assets and liabilities	0.1	(2.3)

Net cash provided by operating activities	86.8	90.6

Cash Flows from Investing Activities
Capital expenditures	(12.2)	(12.0)
Proceeds from disposal of subsidiary	0.0	41.5
Business combinations, net of cash acquired	1.8	0.0
Internally developed software	0.0	(7.0)
Purchase of short-term investments	0.0	(5.3)
Sale of short-term investments	4.7	4.8

Net cash (used in)/provided by investing activities	(5.7)	22.0

Cash Flows from Financing Activities
Non-controlling interest	0.0	0.4
Proceeds from revolving credit facility	28.0	0.0
Repayments of revolving credit facility	(18.0)	(12.0)
Repayments of finance leases and term loans	(0.8)	(0.4)
Receipt of short-term borrowing	0.0	7.6
Payment for acquisition-related contingent consideration	(44.0)	0.0
Excess tax benefit from stock-based payment arrangements	0.2	0.7
Dividend paid	(8.1)	(7.3)
Issue of treasury stock	0.3	1.0
Repurchase of common stock	(8.2)	(15.4)

Net cash used in financing activities	(50.6)	(25.4)
Effect of foreign currency exchange rate changes on cash	(0.3)	(1.1)

Net change in cash and cash equivalents	30.2	86.1
Cash and cash equivalents at beginning of period	136.9	41.6

Cash and cash equivalents at end of period	$167.1	$127.7

Amortization of deferred finance costs of $0.2 million (2015 – $0.6 million) are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3
Net income				59.2			59.2
Dividend paid				(8.1)			(8.1)
Changes in cumulative translation adjustment					(0.3)		(0.3)
Treasury stock reissued		(0.6)	1.0				0.4
Treasury stock repurchased			(8.2)				(8.2)
Excess tax benefit from stock-based payment arrangements		0.2					0.2
Stock option compensation		2.8					2.8
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Amortization of actuarial net losses, net of tax					1.6		1.6

Balance at September 30, 2016	$0.3	$313.4	$(99.0)	$547.5	$(110.3)	$0.3	$652.2

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

During the second quarter of 2016, we announced a change in the organization structure of the Group. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, in the third quarter of 2016, the Company has reported its financial performance based on the new segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives (See Note 2 of the Notes to the Consolidated Financial Statements for further information).

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENT REPORTING

In the second quarter of 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing financial performance has changed. Therefore, in the third quarter of 2016, the Company has reported its financial performance based on the four reportable segments described below.

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Net sales:
Fuel Specialties	$114.4	$121.3	$367.1	$386.6
Performance Chemicals	36.8	33.7	106.8	124.4
Oilfield Services	49.7	78.9	132.4	216.3
Octane Additives	4.6	20.3	39.3	39.0

	$205.5	$254.2	$645.6	$766.3

Gross profit:
Fuel Specialties	$43.8	$39.5	$129.5	$125.4
Performance Chemicals	12.3	9.9	34.4	33.3
Oilfield Services	20.6	32.0	52.1	82.4
Octane Additives	2.5	9.0	24.9	18.6

	$79.2	$90.4	$240.9	$259.7

Operating income:
Fuel Specialties	$24.1	$21.6	$72.2	$70.7
Performance Chemicals	4.2	3.6	13.3	13.1
Oilfield Services	0.0	7.2	(7.1)	13.8
Octane Additives	1.9	8.0	22.5	15.9
Pension credit	1.6	0.0	5.1	0.1
Corporate costs	(15.2)	(9.3)	(37.8)	(24.8)
Adjustment to fair value of contingent consideration	2.3	8.5	6.3	31.6
Profit/(loss) on disposal of subsidiary	0.0	1.6	(1.4)	1.6

Total operating income	$18.9	$41.2	$73.1	$122.0

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Depreciation:
Fuel Specialties	$0.9	$0.7	$2.8	$2.3
Performance Chemicals	0.5	0.5	1.6	1.7
Oilfield Services	1.7	1.4	4.6	4.1
Octane Additives	0.1	0.1	0.4	0.3
Corporate	0.3	0.3	0.7	1.1

	$3.5	$3.0	$10.1	$9.5

Amortization:
Fuel Specialties	$0.2	$0.2	$0.7	$0.8
Performance Chemicals	1.1	1.1	3.1	3.1
Oilfield Services	2.9	3.0	8.9	8.9
Corporate	1.9	0.9	5.5	2.8

	$6.1	$5.2	$18.2	$15.6

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Numerator (in millions):
Net income available to common stockholders	$11.4	$35.6	$59.2	$88.0

Denominator (in thousands):
Weighted average common shares outstanding	23,977	24,121	23,989	24,162
Dilutive effect of stock options and awards	499	490	473	498

Denominator for diluted earnings per share	24,476	24,611	24,462	24,660

Net income per share, basic:	$0.48	$1.48	$2.47	$3.64

Net income per share, diluted:	$0.47	$1.45	$2.42	$3.57

In the three and nine months ended September 30, 2016, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0 and 0, respectively (three and nine months ended September 30, 2015 – 21,959 and 21,959, respectively).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	September 30, 2016	December 31, 2015
Gross cost (1)	$503.9	$503.9
Accumulated impairment losses	(236.5)	(236.5)

Net book amount	$267.4	$267.4

(1)	Gross cost for 2016 and 2015 is net of $298.5 million of historical accumulated amortization.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2016	2015
Gross cost at January 1	$248.6	$247.6
Capitalization of internally developed software	0.0	7.0
Exchange effect	0.0	0.1
Disposal of subsidiary	0.0	(7.7)

Gross cost at September 30	248.6	247.0

Accumulated amortization at January 1	(79.9)	(66.5)
Amortization expense	(18.2)	(15.6)
Exchange effect	0.0	0.0
Disposal of subsidiary	0.0	7.7

Accumulated amortization at September 30	(98.1)	(74.4)

Net book amount at September 30	$150.5	$172.6

Amortization expense

	Nine Months Ended September 30
(in millions)	2016	2015
Product rights	$(2.8)	$(2.8)
Brand names	(0.9)	(0.9)
Technology	(2.5)	(2.6)
Customer relationships	(5.1)	(5.1)
Non-compete agreements	(0.7)	(0.7)
Marketing related	(0.7)	(0.7)
Internally developed software	(5.5)	(2.8)

Total	$(18.2)	$(15.6)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Plan net pension credit/(charge):
Service cost	$(0.2)	$(0.5)	$(0.7)	$(1.2)
Interest cost on projected benefit obligation	(5.0)	(7.0)	(16.0)	(20.8)
Expected return on plan assets	7.2	8.5	23.0	25.1
Amortization of prior service credit	0.2	0.3	0.8	0.9
Amortization of actuarial net losses	(0.6)	(1.3)	(2.0)	(3.9)

	$1.6	$0.0	$5.1	$0.1

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three and nine months ended September 30, 2016, was $0.2 million and $0.6 million, respectively (three and nine months ended September 30, 2015 - $0.1 million and $0.5 million, respectively).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2016	$3.6	$0.3	$3.9
Decrease for prior period tax positions	(0.6)	(0.1)	(0.7)
Reductions due to lapsed statute of limitations	(0.8)	(0.1)	(0.9)

Closing balance at September 30, 2016	2.2	0.1	2.3
Current	0.0	0.0	0.0

Non-current	$2.2	$0.1	$2.3

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at September 30, 2016.

As previously disclosed, the Company’s German subsidiaries are subject to a tax audit in respect of 2010 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at September 30, 2016.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2013 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2010 onwards), Switzerland (2014 onwards) and the United Kingdom (2014 onwards).

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2016	December 31, 2015
Revolving credit facility	$143.0	$133.0

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

Movements in the provisions are summarized as follows:

	Nine Months Ended September 30
(in millions)	2016	2015
Total at January 1	$37.7	$34.1
Charge for the period	3.5	3.1
Utilized in the period	(2.1)	(1.7)
Disposal in the period	0.0	(0.3)
Exchange effect	0.1	(0.2)

Total at September 30	39.2	35.0
Due within one year	(5.0)	(3.8)

Due after one year	$34.2	$31.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$167.1	$167.1	$136.9	$136.9
Short-term investments	0.0	0.0	4.8	4.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$143.0	$143.0	$133.0	$133.0
Finance leases (including current portion)	4.5	4.5	3.1	3.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.6	0.6	0.3	0.3
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	4.3	4.3	54.6	54.6
Stock equivalent units	9.1	9.1	7.8	7.8

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2016 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2016 was a gain of $3.2 million.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2016, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $3.7 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	667,439	$19.87	$20.19
Granted - at discount	67,546	$0.00	$38.13
- at market value	24,794	$44.34	$9.17
Exercised	(58,125)	$5.42	$28.50
Forfeited	(24,273)	$21.15	$21.12

Outstanding at September 30, 2016	677,381	$19.97	$20.83

At September 30, 2016, there were 112,604 stock options that were exercisable, of which 30,712 had performance conditions attached.

The stock option compensation cost for the first nine months of 2016 was $2.8 million (2015 – $2.7 million). The total intrinsic value of options exercised in the first nine months of 2016 was $1.8 million (2015 – $2.1 million).

The total compensation cost related to non-vested stock options not yet recognized at September 30, 2016 was $4.3 million and this cost is expected to be recognized over the weighted-average period of 2.08 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2016:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	279,750	$3.79	$31.72
Granted - at discount	70,153	$0.00	$36.56
- at market value	7,316	$44.18	$9.11
Exercised	(49,623)	$1.74	$27.79
Forfeited	(8,980)	$4.41	$30.73

Outstanding at September 30, 2016	298,616	$4.21	$32.99

At September 30, 2016 there were 59,765 SEUs that are exercisable, of which 51,163 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first nine months of 2016 was $3.7 million (2015 - $2.4 million). The total intrinsic value of SEUs exercised in the first nine months of 2016 was $1.5 million (2015 – $2.2 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.61 years.

Additional exceptional long-term incentive plan

A maximum of $3.0 million of our cash-settled long-term incentives is accounted for as share-based compensation and the fair value is calculated on a quarterly basis using a Monte Carlo model. The fair values at each of the balance sheet dates are summarized as follows:

(in millions)	2016	2015
Balance at January 1	$1.0	$0.1
Compensation charge for the period	0.6	0.4

Balance at September 30	$1.6	$0.5

The following assumptions were used in the Monte Carlo model at September 30:

	2016	2015
Dividend yield	1.05%	1.25%
Volatility of Innospec’s share price	25.55%	24.47%
Risk free interest rate	0.88%	0.92%

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2016 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(0.8)	See (¹) below
Amortization of actuarial net losses	2.0	See (¹) below

	1.2	Total before tax
	(0.3)	Income tax expense

Total reclassifications	$0.9	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first nine months of 2016, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2015	$(50.9)	$(60.0)	$(110.9)

Other comprehensive income before reclassifications	0.0	(0.3)	(0.3)
Amounts reclassified from AOCL	0.9	0.0	0.9

Total other comprehensive income	0.9	(0.3)	0.6

Balance at September 30, 2016	$(50.0)	$(60.3)	$(110.3)

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

In June 2016, the FASB issued a new standard Accounting Standard Update 2016-13 to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses. The new standard is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2016 the Company incurred fees from SGR of $0.4 million (2015 – $0.3 million). As at September 30, 2016, the amount due to SGR from the Company was $0.1 million (December 31, 2015 - $0.1 million).

NOTE 17 – SUBSEQUENT EVENT

On July 29, 2016 Innospec International Ltd., a wholly–owned subsidiary of Innospec Inc. entered into an Exclusivity and Put Option Agreement with Huntsman Investments B.V. (“the Seller”). The Put Option Agreement set forth the terms of a commitment to acquire the European Personal Care and Home Care business of the Seller.

On October 25, 2016, pursuant to the terms of the Put Option Agreement, the Company entered into a Share and Asset Purchase Agreement (the “SAPA”). The aggregate purchase price to be paid under the SAPA is approximately $200 million subject to adjustments for certain working capital items, inventory and certain adjustments related to employee matters.

The Proposed Transaction is expected to close in the Fourth quarter of 2016 subject to customary closing conditions.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2016

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

RESULTS OF OPERATIONS

In the second quarter of 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing financial performance has changed. Therefore, in the third quarter of 2016, the Company reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Net sales:
Fuel Specialties	$114.4	$121.3	$367.1	$386.6
Performance Chemicals	36.8	33.7	106.8	124.4
Oilfield Services	49.7	78.9	132.4	216.3
Octane Additives	4.6	20.3	39.3	39.0

	$205.5	$254.2	$645.6	$766.3

Gross profit:
Fuel Specialties	$43.8	$39.5	$129.5	$125.4
Performance Chemicals	12.3	9.9	34.4	33.3
Oilfield Services	20.6	32.0	52.1	82.4
Octane Additives	2.5	9.0	24.9	18.6

	$79.2	$90.4	$240.9	$259.7

Operating income:
Fuel Specialties	$24.1	$21.6	$72.2	$70.7
Performance Chemicals	4.2	3.6	13.3	13.1
Oilfield Services	0.0	7.2	(7.1)	13.8
Octane Additives	1.9	8.0	22.5	15.9
Pension credit	1.6	0.0	5.1	0.1
Corporate costs	(15.2)	(9.3)	(37.8)	(24.8)
Adjustment to fair value of contingent consideration	2.3	8.5	6.3	31.6
Profit/(loss) on disposal of subsidiary	0.0	1.6	(1.4)	1.6

Total operating income	$18.9	$41.2	$73.1	$122.0

	Three Months Ended September 30
(in millions, except ratios)	2016	2015	Change
Net sales:
Fuel Specialties	$114.4	$121.3	$(6.9)	-6%
Performance Chemicals	36.8	33.7	3.1	+9%
Oilfield Services	49.7	78.9	(29.2)	-37%
Octane Additives	4.6	20.3	(15.7)	-77%

	$205.5	$254.2	$(48.7)	-19%

Gross profit:
Fuel Specialties	$43.8	$39.5	$4.3	+11%
Performance Chemicals	12.3	9.9	2.4	+24%
Oilfield Services	20.6	32.0	(11.4)	-36%
Octane Additives	2.5	9.0	(6.5)	-72%

	$79.2	$90.4	$(11.2)	-12%

Gross margin (%):
Fuel Specialties	38.3	32.6	+5.7
Performance Chemicals	33.4	29.4	+4.0
Oilfield Services	41.4	40.6	+0.8
Octane Additives	54.3	44.3	+10.0
Aggregate	38.5	35.6	+2.9

Operating expenses:
Fuel Specialties	$(19.7)	$(17.9)	$(1.8)	+10%
Performance Chemicals	(8.1)	(6.3)	(1.8)	+29%
Oilfield Services	(20.6)	(24.8)	4.2	-17%
Octane Additives	(0.6)	(1.0)	0.4	-40%
Pension credit	1.6	0.0	1.6	n/a
Corporate costs	(15.2)	(9.3)	(5.9)	+63%
Adjustment to fair value of contingent consideration	2.3	8.5	(6.2)	-73%
Profit on disposal of subsidiary	0.0	1.6	(1.6)	n/a

	$(60.3)	$(49.2)	$(11.1)	+23%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2016
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-11	+10	+17	-27	0
Price and product mix	-2	-10	-3	-5	-6
Exchange rates	0	-1	0	0	0

	-13	-1	+14	-32	-6

Volumes in the Americas were lower compared to the prior year due to a change in refinery crude slates. EMEA and ASPAC volumes increased from the prior year driven by increased demand for higher volume lower margin products. AvTel volumes were lower than the prior year with an adverse price and product mix driven by the phasing of demand from customers. EMEA was adversely impacted by exchange rate movements year over year, driven by a strengthening of the U.S. dollar against the British pound sterling and European Union euros.

Gross margin: the year on year increase of 5.7 percentage points was primarily achieved from reduced sales of lower margin products in the Americas together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC.

Operating expenses: the year on year increase of $1.8 million was primarily due to higher share-based compensation accruals driven by the rise in the Innospec share price in the quarter relative to the prior year, together with increased provisions against doubtful debts.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2016
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+5	+35	+34	+14
Price and product mix	+1	-13	+11	-1
Exchange rates	0	-9	-18	-4

	+6	+13	+27	+9

Volumes in all our markets were higher, primarily due to increased Personal Care volumes. EMEA experienced pricing pressure in Personal Care which adversely affected the price and product mix. ASPAC price and product mix benefited from favorable pricing in Personal Care. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange rate variance for EMEA and ASPAC.

Gross margin: the year on year increase of 4.0 percentage points, was due to a greater proportion of sales from our higher margin Personal Care business and the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC.

Operating expenses: the year on year increase of 29 percent or $1.8 million was driven by a $1.0 million commercial legal settlement with a distributor, together with higher share-based compensation accruals driven by the rise in the Innospec share price in the quarter relative to the prior year and higher performance related compensation.

Oilfield Services

Net sales: the year on year decrease of $29.2 million was primarily due to a reduction in customer activity especially in well completion, following the decline in oil prices. Overall volumes declined by 30 percent together with an adverse price and product mix of 7 percent.

Gross margin: the year on year increase of 0.8 percentage points was primarily due to a favorable sales mix driven by a higher proportion of sales from our higher margin production business.

Operating expenses: the year on year decrease of $4.2 million was driven by our cost reduction programs.

Octane Additives

Net sales: the year on year decrease of $15.7 million was due to the timing of demand with our one remaining refinery customer.

Gross margin: the year on year increase of 10.0 percentage points was primarily due to higher volumes of production in the quarter generating favorable manufacturing variances, together with the benefit of a weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Operating expenses: the year on year decrease of $0.4 million was due to the timing of maintenance expenditure and the benefit of a weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Other Income Statement Captions

Pension credit: is non-cash, and was a $1.6 million net credit in 2016 compared to $0.0 million in 2015 primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of $5.9 million, related to $1.4 million higher amortization and other costs related to the EMEA and ASPAC deployment of our group wide ERP system; $1.7 million acquisition-related legal and professional fees in the current quarter; $2.1 million related to higher personnel-related compensation, including higher accruals for share-based compensation driven by the rise in the Innospec share price in the quarter; and $0.7 million higher legal, professional and other expenses.

Adjustment to fair value of contingent consideration: the credit of $2.3 million relates to an adjustment to the carrying value of our liability for contingent consideration of $2.4 million, partly offset by the accretion charge of $0.1 million, both in relation to our Independence acquisition. The carrying value of the contingent consideration is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The contingent consideration payable is based on management’s latest forecast of the business and on the current trading performance. The results of the business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, which is directly affected by trends in oil prices.

Profit on disposal of subsidiary: In 2015, the disposal of our Aroma Chemicals business generated a profit on disposal of $1.6 million in the third quarter.

Other net income/(expense): other net expense of $5.0 million primarily related to net losses of $5.2 million on translation of assets and liabilities denominated in non-functional currencies in our European businesses, offset by gains of $0.2 million on foreign currency forward exchange contracts. In 2015, other net income of $1.2 million primarily related to net gains of $1.2 million on foreign currency forward exchange contracts.

Interest expense, net: was $0.7 million in 2016 and $1.0 million in 2015, with the reduction due to the lower borrowing costs within our new credit facility.

Income taxes: the effective tax rate was 13.6% and 14.0% in the third quarter of 2016 and 2015, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value contingent consideration and the adjustment of income tax provisions, was 19.4% in the third quarter of 2016 compared with 13.9% in the third quarter of 2015. The 5.5% increase in the adjusted effective tax rate was primarily due to the third quarter of 2016 benefiting, to a lesser extent, from the positive impact of taxable profits in different geographical locations as compared to the third quarter of 2015 and the impact of a 1% prospective reduction in the United Kingdom’s corporation tax rate in the third quarter of 2016 on the measurement of existing deferred tax balances. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended September 30
(in millions)	2016	2015
Income before income taxes	$13.2	$41.4
Adjustment to fair value of contingent consideration	(2.4)	(11.1)

	$10.8	$30.3

Income taxes	$1.8	$5.8
Tax on adjustment to fair value of contingent consideration	(0.9)	(4.2)
Adjustment of income tax positions	1.2	2.6

	$2.1	$4.2

GAAP effective tax rate	13.6%	14.0%
Adjusted effective tax rate	19.4%	13.9%

	Nine Months Ended September 30
(in millions, except ratios)	2016	2015	Change
Net sales:
Fuel Specialties	$367.1	$386.6	$(19.5)	-5%
Performance Chemicals	106.8	124.4	(17.6)	-14%
Oilfield Services	132.4	216.3	(83.9)	-39%
Octane Additives	39.3	39.0	0.3	+1%

	$645.6	$766.3	$(120.7)	-16%

Gross profit:
Fuel Specialties	$129.5	$125.4	$4.1	+3%
Performance Chemicals	34.4	33.3	1.1	+3%
Oilfield Services	52.1	82.4	(30.3)	-37%
Octane Additives	24.9	18.6	6.3	+34%

	$240.9	$259.7	$(18.8)	-7%

Gross margin (%):
Fuel Specialties	35.3	32.4	+2.9
Performance Chemicals	32.2	26.8	+5.4
Oilfield Services	39.4	38.1	+1.3
Octane Additives	63.4	47.7	+15.7
Aggregate	37.3	33.9	+3.4

Operating expenses:
Fuel Specialties	$(57.3)	$(54.7)	$(2.6)	+5%
Performance Chemicals	(21.1)	(20.2)	(0.9)	+4%
Oilfield Services	(59.2)	(68.6)	9.4	-14%
Octane Additives	(2.4)	(2.7)	0.3	-11%
Pension credit	5.1	0.1	5.0	n/a
Corporate costs	(37.8)	(24.8)	(13.0)	-52%
Adjustment to fair value of contingent consideration	6.3	31.6	(25.3)	-80%
(Loss)/profit on disposal of subsidiary	(1.4)	1.6	(3.0)	n/a

	$(167.8)	$(137.7)	$(30.1)	+22%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2016
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-18	+12	+8	+7	0
Price and product mix	-1	-9	-3	-3	-4
Exchange rates	0	-1	0	0	-1

	-19	+2	+5	+4	-5

Volumes in the Americas were lower than the prior year due to softer fuel demand, a warmer winter and a change in the refinery crude slates. EMEA and ASPAC volumes increased from the prior year driven by increased demand for high volume low margin products. Price and product mix in EMEA and ASPAC was adversely impacted by higher demand for lower margin products together with some pricing pressures. AvTel volumes were higher than the prior year with an adverse price and product mix driven by the phasing of demand from customers. EMEA was adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 2.9 percentage points was primarily achieved from reduced sales of lower margin products in the Americas, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC and the higher margin contribution from additional AvTel volumes.

Operating expenses: the year on year increase of $2.6 million, was primarily driven by increased share-based compensation accruals due to the rise in the Innospec share price in the year together with increased provisions against doubtful debts.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2016
Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+8	+24	+17	0	+12
Disposals	0	0	0	-20	-20
Price and product mix	-2	-13	+4	0	-4
Exchange rates	0	-2	-3	0	-1

	+6	+9	+18	-20	-13

Volumes were higher in all our regions, driven by increased Personal Care volumes. Americas and EMEA experienced pricing pressures in Personal Care which adversely affected the price and product mix. ASPAC benefited from favorable pricing in Personal Care. A weakening of the European Union euro and British pound sterling against the U.S. dollar resulted in an adverse exchange rate variance for EMEA and ASPAC.

Gross margin: the year on year increase of 5.4 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business following the disposal of our lower margin Aroma Chemicals business in the prior year, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC.

Operating expenses: The year on year increase of $0.9 million is primarily due to a $1.0 million commercial legal settlement with a distributor; higher share-based compensation accruals driven by the rise in the Innospec share price in the quarter relative to the prior year; higher performance related compensation; partly offset by a $0.6 million reduction due to the disposal of our Aroma Chemicals business during the prior year.

Oilfield Services

Net sales: the year on year decrease of $83.9 million was primarily due to a reduction in customer activity especially in well completion, following the decline in oil prices. Overall volumes declined by 28 percent together with an adverse price and product mix of 11 percent.

Gross margin: the year on year increase of 1.3 percentage points was primarily due to a favorable sales mix driven by a higher proportion of sales from our higher margin production business.

Operating expenses: the year on year decrease of $9.4 million was driven by our cost reduction programs.

Octane Additives

Net sales: have increased by $0.3 million compared to the prior year.

Gross margin: the year on year increase of 15.7 percentage points was primarily due to higher volumes of production in the first nine months of 2016 generating favorable manufacturing variances together with the benefit of a weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Operating expenses: the year on year decrease of $0.3 million was due to the continuing efficient management of the cost base and the benefit of a weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Other Income Statement Captions

Pension credit: is non-cash, and was a $5.1 million net credit in 2016 compared to a $0.1 million net credit in 2015 primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of $13.0 million, related to $4.0 million higher amortization and other costs related to the EMEA and ASPAC deployment of our group wide ERP system; $2.7 million acquisition-related legal and professional fees; $4.6 million higher legal, professional and other expenses primarily due to the recovery of legal fees in the prior year and a $1.7 million increase related to higher personnel-related compensation, including higher accruals for share-based compensation driven by the rise in the Innospec share price in the year.

Adjustment to fair value of contingent consideration: the credit of $6.3 million relates to an adjustment to the carrying value of our liability for contingent consideration of $7.1 million, partly offset by the accretion charge of $0.8 million, both in relation to our Independence acquisition. The carrying value of the contingent consideration is based on the estimated EBITDA and free cash flow generated by the Independence business through the period to October 31, 2016. The contingent consideration payable is based on management’s latest forecast of the business and on the current trading performance. The results of the business are particularly sensitive to the level of exploration, development and production activity of our customers in the oil and gas sector, this is directly affected by trends in oil prices.

Profit on disposal of subsidiary: The disposal of our Aroma Chemicals business generated a loss on disposal in 2016 compared to a profit on disposal of $1.6 million in the prior year. The loss on disposal in 2016 related to the finalization of the assets and liabilities disposed.

Other net income/(expense): other net income of $3.2 million primarily related to net gains on foreign currency forward contracts. In 2015, other net expense of $2.0 million primarily related to losses of $2.1 million on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by gains of $0.1 million on foreign currency forward contracts.

Interest expense, net: was $2.2 million in 2016 and $2.9 million in 2015, with the reduction due to the lower borrowing costs within our new credit facility.

Income taxes: the effective tax rate was 20.1% and 24.9% in the first nine months of 2016 and 2015, respectively. The adjusted effective tax rate, once adjusted for changes to the fair value contingent consideration and the adjustment of income tax provisions, was 20.2% in the first nine months of 2016 compared with 21.2% in the first nine months of 2015. The 1.0% decrease in the adjusted effective tax rate was primarily due to the first nine months of 2016 benefiting, to a greater extent, from the positive impact of taxable profits in different geographical locations as compared to the first nine months of 2015. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Nine Months Ended September 30
(in millions)	2016	2015
Income before income taxes	$74.1	$117.1
Adjustment to fair value of contingent consideration	(7.1)	(41.0)
Loss on disposal of subsidiary	1.4	0.0

	$68.4	$76.1

Income taxes	$14.9	$29.1
Adjustment of income tax positions	1.6	2.6
Tax on adjustment to fair value of contingent consideration	(2.7)	(15.6)

	$13.8	$16.1

GAAP effective tax rate	20.1%	24.9%
Adjusted effective tax rate	20.2%	21.2%

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

(in millions)	September 30, 2016	December 31, 2015
Total current assets	$479.2	$458.7
Total current liabilities	(159.0)	(206.1)

Working capital	320.2	252.6
Less cash and cash equivalents	(167.1)	(136.9)
Less short-term investments	0.0	(4.8)
Less current portion of deferred tax assets	(8.6)	(8.8)
Less prepaid income taxes	(7.0)	(3.0)
Less other current assets	0.0	(1.8)
Add back current portion of accrued income taxes	11.8	7.9
Add back current portion of finance leases	1.6	0.7
Add back current portion of plant closure provisions	5.0	6.4
Add back current portion of acquisition-related contingent consideration	4.3	54.6
Add back current portion of deferred income	0.2	0.2

Adjusted working capital	$160.4	$167.1

In the first nine months of 2016 our adjusted working capital decreased by $6.7 million primarily driven by the collection of accounts receivable following higher sales in the fourth quarter of 2015.

We had an $11.9 million decrease in trade and other accounts receivable in 2016 primarily in our Fuel Specialties segment. Days’ sales outstanding in our Fuel Specialties segment increased from 47 days to 52 days; increased from 43 days to 48 days in our Performance Chemicals segment; and decreased from 44 days to 39 in our Oilfield Services segment.

We had a $1.9 million increase in inventories in 2016, which is primarily related to increased inventory from the higher production volumes in our Octane Additives segment partly offset by lower inventories in our Oilfield Services segment to align with lower demand from customers. Days’ sales in inventory in our Fuel Specialties segment increased from 96 days to 121 days; increased in our Performance Chemicals segment from 83 days to 90 days; and decreased from 82 to 71 days in our Oilfield Services segment.

Prepaid expenses increased by $3.1 million in the first nine months of 2016 from $6.1 million to $9.2 million due to the phasing of invoicing of certain costs.

We had a $0.2 million decrease in accounts payable and accrued liabilities in 2016. Creditor days in our Fuel Specialties segment increased from 26 days to 38 days; in our Performance Chemicals segment increased from 31 days to 32 days; and increased from 32 days to 43 days in our Oilfield Services segment.

Operating Cash Flows

We have generated cash from operating activities of $86.8 million in the first nine months of 2016 compared to $90.6 million in the first nine months of 2015 primarily due to lower operational cash flows in the period, partly offset by lower cash contributions to defined benefit pension plans.

Cash

At September 30, 2016 and December 31, 2015 we had cash and cash equivalents of $167.1 million and $136.9 million, respectively, of which $158.7 million and $118.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term investments

At September 30, 2016 and December 31, 2015, the Company had no short-term investments and $4.8 million, respectively.

Debt

At September 30, 2016, the Company had $143.0 million of debt outstanding under the revolving credit facility and $4.5 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

There were no changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Legal matters

While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is subject. It is possible, however, that an adverse resolution of an unexpectedly large number of such individual claims or proceedings could, in the aggregate, have a material adverse effect on results of operations for a particular year or quarter.

Item 1A	Risk Factors

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part 1 of our 2015 Form 10-K and Item 1A of Part II of our Second Quarter 2016 Form 10-Q. In management’s view, there have been no material changes in the risk factors facing the Company in the quarter.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 3, 2015 the Company announced that its board of directors has authorized a new share repurchase program which targets to repurchase up to $90 million of common stock over the next three years.

During the three months ended September 30, 2016, no shares of our common stock were repurchased by the Company. There was $82.5 million remaining under the 2015 authorization as at September 30, 2016.

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

INNOSPEC INC.
Registrant

Date: November 3, 2016	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 3, 2016	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer