Form 10-K
period 2016-12-31
INNOSPEC INC.
filed 2017-02-15
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2016) was approximately $604 million, based on the closing price of the common shares on the NASDAQ on June 30, 2016. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 8, 2017, 24,071,158 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2017 are incorporated by reference into Part III of this Form 10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies specialty chemicals for use as fuel additives, and ingredients for personal care, home care, agrochemical, mining and other applications and oilfield chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, fuel users, formulators of personal care, home care, agrochemical and mining formulations, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more cost-efficient and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Agrochemical and Mining markets. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline and provides services in respect of environmental remediation.

Segment Information

In the second quarter of 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision makers regularly review for the purposes of allocating resources and assessing financial performance has changed. Therefore, the Company has reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding the Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

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

Performance Chemicals

On December 30, 2016, the Company acquired the Huntsman European Differentiated Surfactants business (“Huntsman”) from Huntsman Investments (Netherlands) B.V.. We acquired the business in order to continue our strategy of building our presence in the Personal Care and Home Care markets which forms part of our Performance Chemicals segment.

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Mining markets.

This segment has also grown organically through the development and marketing of innovative products to the personal care industry. The focus for our Performance Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.

Our customers in this segment include large multinational companies, manufacturers of personal care and household products and specialty chemical manufacturers operating in agrochemical, mining and other industrial applications.

Oilfield Services

Our Oilfield Services segment develops and markets products to prevent loss of mud in drilling operations, chemical solutions for fracturing and stimulation operations and products for oil and gas production which aid flow assurance and asset integrity.

This segment has been through a period of high growth driven by the rising levels of drilling and production activity when oil prices maintained historically high levels, followed by a scaling back of customer activity when oil prices declined to significantly lower levels.

Our customers in this segment include multinational public and independent companies operating principally in North America.

Octane Additives

Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and provides services in respect of environmental remediation. We are continuing to responsibly manage the decline in the demand for TEL for use in automotive gasoline in line with the transition plans to unleaded gasoline for our one remaining refinery customer. Cost improvement measures continue to be taken to respond to declining market demand.

Sales of TEL for use in automotive gasoline are principally made to state-owned refineries located in Northern Africa. Our environmental remediation business manages the cleanup of redundant TEL plants as refineries complete the transition to unleaded gasoline.

Strategy

Our strategy is to develop new and improved products and technologies to continue to strengthen and increase our market positions within our Fuel Specialties, Performance Chemicals and Oilfield Services segments. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Fuel Specialties, Performance Chemicals and Oilfield Services segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with reduced operating risk. We also continue to develop our geographical footprint, consistent with the development of global markets.

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

The purchase of large amounts of certain raw materials for our Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives segments can create some variations in working capital requirements, but these are planned and managed by the business.

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

We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time, for some raw materials, the risk of cost increases is managed with commodity swaps.

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

The profile of our raw material purchases will change in 2017 as a result of the recent acquisition outlined earlier, to include fatty acids, fatty amines, other amines, maleic anhydride and ethylene oxide.

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

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory expertise.

Fuel Specialties: Within the Fuel Specialties segment, the Fuels sub-market is generally fragmented and characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships.

Performance Chemicals: Within the Performance Chemicals segment we operate in the Personal Care, Home Care, Agrochemical and Mining markets which are highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

Oilfield Services: Our Oilfield Services segment is very fragmented and although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. Our competitive strength is our proven technology, broad regional coverage and strong customer relationships.

Octane Additives: We believe our Octane Additives segment is the world’s only producer of TEL and accordingly is the only supplier of TEL for use in automotive gasoline. The segment therefore competes with marketers of products and processes that provide alternative ways of enhancing octane performance in automotive gasoline.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $25.4 million, $25.3 million and $22.2 million in 2016, 2015 and 2014, respectively.

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

Health, Safety and Environmental Matters

We are subject to environmental laws in the countries in which we operate and conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws, including where appropriate asset retirement obligations.

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

Employees

The Company had approximately 1800 employees in 23 countries as at December 31, 2016, including individuals who became employees of the Company as a result of the Huntsman acquisition.

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

Trends in oil and gas prices affect the level of exploration, development and production activity of our customers, and the demand for our services and products, which could have a material adverse impact on our business.

Demand for our services and products in our Oilfield Services business is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of other economic and political factors that are beyond our control. Even the perception of longer-term lower oil and gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and gas include the level of supply and demand for oil and gas, governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves, weather conditions and natural disasters, worldwide political, military, and economic conditions, the level of oil and gas production by non-OPEC countries and the available excess production capacity within OPEC, the cost of producing and delivering oil and gas and potential acceleration of the development of alternative fuels. Any prolonged reduction in oil and gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse impact on our results of operations, financial position and cash flows.

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

The results of 2016 political developments may adversely affect our business

The new U.S. administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any of these changes to our business. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by the changes.

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

These political developments may adversely impact our results of operations, financial position and cash flows.

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

Decline in our TEL business

The remaining sales of the Octane Additives business are now concentrated to one remaining refinery customer. When this customer chooses to cease using TEL as an octane enhancer then the Company’s future operating income and cash flows from operating activities would be materially impacted.

The sales of the AvTel product line are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. While we expect that at some point in the future a replacement fuel will be identified, trialed and supplied to the industry there is no current known replacement. In addition there is no clear timescale on the legislation of a replacement product. If a suitable product is identified and the use of leaded fuel is prohibited in piston aviation the Company’s future operating income and cash flows from operating activities would be adversely impacted.

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

Our United Kingdom defined benefit pension plan could adversely impact our financial condition, results of operations and cash flows.

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

Our future success will depend in substantial part on the continued services of our senior management. The loss of the services of one or more of our key executive personnel could affect implementation of our business plan and result in reduced profitability. Our future success also depends on the continued ability to attract, develop, retain and motivate highly-qualified technical, sales and support staff. We cannot guarantee that we will be able to retain our key personnel or attract or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, this could adversely impact our results of operations, financial position and cash flows.

Continuing adverse global economic conditions could materially affect our current and future businesses.

The ongoing concern about the stability of global markets generally and the strength of counterparties in particular has led many lenders and institutional investors to reduce, or cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending which could affect our business. Global economic factors affecting our business include, but are not limited to, geopolitical instability in some markets, miles driven by passenger and commercial vehicles, legislation to control fuel quality, impact of alternative propulsion systems, consumer demand for premium personal care and cosmetic products, and oil and gas drilling and production rates. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads, which may make it difficult or more expensive for us to obtain credit. Continuing uncertainties in the U.S. and international markets and economies leading to a decline in business and consumer spending could adversely impact our results of operations, financial position and cash flows.

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

In 2015 we completed the implementation of our new information system platform at the majority of reporting units across the group. Further implementation to those reporting units not using the new platform may cost more than expected which could adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and other jurisdictions. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our results of operations.

We generate a portion of our revenues and incur some operating costs in currencies other than the U.S. dollar. In addition, the financial position and results of operations of some of our overseas subsidiaries are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rates for inclusion in our consolidated financial statements. Fluctuations in these currency exchange rates affect the recorded levels of our assets and liabilities, results of operations and cash flows.

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

A high concentration of significant stockholders may have a material adverse impact on our stock price.

Approximately 39% of our common stock is held by five stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

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

The provisions of our term loan and revolving credit facility may restrict our ability to incur additional indebtedness or to otherwise expand our business.

Our term loan and revolving credit facility contains restrictive clauses which may limit our activities, and operational and financial flexibility. We may not be able to borrow under the credit facility if an event of default under the terms of the facility occurs. An event of default under the term loan and credit facility includes a material adverse change to our assets, operations or financial condition, and certain other events. The term loan and credit facility also contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.

In addition, the term loan and credit facility requires us to meet certain financial ratios, including ratios based on net debt to EBITDA and net interest expense to EBITDA. Net debt, net interest expense and EBITDA are non-GAAP measures of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the term loan and credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the term loan and credit facility, it could adversely impact our results of operations, financial position and cash flows.

Our business is subject to the risk of manufacturing disruptions, the occurrence of which would adversely affect our results of operations.

We are subject to hazards which are common to chemical manufacturing, blending, storage, handling and transportation. These hazards include fires, explosions, remediation, chemical spills and the release or discharge of toxic or hazardous substances together with the more generic risks of labor strikes or slowdowns, mechanical failure in scheduled downtime, extreme weather or transportation interruptions. These hazards could result in loss of life, severe injury, property damage, environmental contamination and temporary or permanent manufacturing cessation. Any of these factors could adversely impact our results of operations, financial position and cash flows.

Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.

Chemical related assets, and U.S. corporations such as us, may be at greater risk of future terrorist attacks than other possible targets in the U.S., the United Kingdom and throughout the world. Extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, but they can adversely impact economic conditions in general and in our specific markets. The resulting damage from such events could include loss of life, severe injury and property damage or site closure. Any of these matters could adversely impact our results of operations, financial position and cash flows.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Research & Development
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Moscow, Russia (1)	Fuel Specialties	Sales/Administration
Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Rio de Janeiro, Brazil (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration
Everberg, Belgium (1)	Performance Chemicals	Sales/Administration/R&D
Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/R&D
Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/R&D
Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/R&D
Crowley, Louisiana (1)	Oilfield Services	Sales/Manufacturing/Administration
Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration
Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration
Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration
The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Laboratory
Williston, North Dakota	Oilfield Services	Sales/Warehouse
Casper, Wyoming (1)	Oilfield Services	Warehouse
Lovington, New Mexico (1)	Oilfield Services	Warehouse
Brazos County, Texas (1)	Oilfield Services	Distribution/Warehouse
Zug, Switzerland (1)	Octane Additives	Sales/Administration

(1)	Leased property

Manufacturing Capacity

We believe that our plants and supply agreements are sufficient to meet current sales levels. Operating rates of the plants are generally flexible and varied with product mix and normal sales demand swings. We believe that all of our facilities are maintained to appropriate levels and in sufficient operating condition though there remains an ongoing need for maintenance and capital investment.

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 8, 2017 there were 900 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$52.32	$50.21	$60.81	$72.75
Low	$42.45	$43.14	$45.59	$55.50

2015
High	$46.54	$46.48	$49.64	$58.70
Low	$39.47	$42.88	$41.35	$47.99

Dividends

The Company declared the following cash dividends for the year ended December 31, 2016:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 2, 2016	November 15, 2016	November 24, 2016	$0.34
May 3, 2016	May 16, 2016	May 25, 2016	$0.33

The Company declared the following cash dividends for the year ended December 31, 2015:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 3, 2015	November 16, 2015	November 25, 2015	$0.31
May 5, 2015	May 18, 2015	May 27, 2015	$0.30

There are no restrictions on our ability to declare dividends and the Company is allowed to repurchase its own common stock as long as we are in compliance with the financial covenants in the Company’s credit facility.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2016.

Issuer Purchases of Equity Securities

During 2016 the Company repurchased 161,029 of our common stock at a cost of $7.5 million. During the quarter ended December 31, 2016, there were no share repurchases made by the Company.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 2,640,000.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2011, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2011*

	2011	2012	2013	2014	2015	2016
Innospec Inc.	100.00	130.00	176.09	164.78	211.93	269.92
S&P 500 Index	100.00	113.41	146.98	163.72	162.53	178.02
NASDAQ Composite Index	100.00	115.91	160.32	181.80	192.21	206.63
Russell 2000 Index	100.00	114.63	157.05	162.60	153.31	183.17

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2016	2015	2014	2013	2012
Summary of performance:
Net sales	$883.4	$1,012.3	$960.9	$818.8	$776.4
Operating income	105.4	156.3	112.5	90.6	96.5
Income before income taxes	103.1	152.3	110.9	92.8	93.3
Income taxes	(21.8)	(32.8)	(26.8)	(15.0)	(26.4)
Net income	81.3	119.5	84.1	77.8	66.9
Net income attributable to Innospec Inc.	81.3	119.5	84.1	77.8	66.9
Net cash provided by operating activities	104.5	117.7	106.3	61.3	61.3
Financial position at year end:
Total assets	1,181.4	1,028.6	999.9	794.7	579.4
Long-term debt including finance leases (including current portion)	273.3	134.7	140.5	146.2	28.7
Cash, cash equivalents, and short-term investments	101.9	141.7	46.3	86.8	27.5
Total equity	$653.8	$605.3	$515.9	$409.4	$317.0
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of sales	9.2	11.8	8.8	9.5	8.6
Effective tax rate as a percentage (1)	21.1	21.5	24.2	16.2	28.3
Current ratio (2)	2.4	2.2	1.9	2.6	2.0
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$3.39	$4.96	$3.45	$3.29	$2.89
– Diluted	$3.33	$4.86	$3.38	$3.22	$2.81
Dividend paid per share	$0.67	$0.61	$0.55	$0.50	$2.00
Shares outstanding (basic, thousands)
– At year end	24,071	24,101	24,291	24,347	23,332
– Average during year	23,998	24,107	24,391	23,651	23,187
Closing stock price
– High	$72.75	$58.70	$46.03	$48.71	$34.49
– Low	$42.45	$39.47	$35.55	$35.27	$25.56
– At year end	$68.50	$54.31	$42.70	$46.22	$34.49

(1)	The effective tax rate is calculated as income taxes as a percentage of income before income taxes.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016

Net sales	$212.1	$228.0	$205.5	$237.8
Gross profit	76.2	85.5	79.2	91.4
Operating income	25.6	28.6	18.9	32.3
Net income (1)	18.9	28.9	11.4	22.1
Net cash provided by operating activities	$6.6	$50.4	$29.8	$17.7
Per common share:
Earnings – basic	$0.79	$1.21	$0.48	$0.92
– diluted	$0.77	$1.18	$0.47	$0.90
2015

Net sales	$269.2	$242.9	$254.2	$246.0
Gross profit	81.8	87.5	90.4	86.3
Operating income	23.4	57.4	41.2	34.3
Net income (2)	17.9	34.5	35.6	31.5
Net cash provided by operating activities	$18.2	$36.9	$35.5	$27.1
Per common share:
Earnings – basic	$0.74	$1.43	$1.48	$1.31
– diluted	$0.72	$1.40	$1.45	$1.28

NOTES

(1)	Net income includes the following special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2016:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016

Adjustment to fair value of contingent consideration	$(1.6)	$(2.4)	$(2.3)	$(3.1)
Amortization of acquired intangible assets	4.2	4.2	4.3	4.3
Acquisition-related costs	0.0	1.0	1.7	1.7
Adjustment of unrecognized tax benefits	0.0	(0.4)	(1.2)	0.0
Loss on disposal of subsidiary	1.4	0.0	0.0	0.0
Settlement of distributor claim	0.0	0.0	1.0	0.0
Foreign currency exchange gains/(losses)	$0.3	$(8.5)	$5.0	$2.3

(2)	Net income includes the following special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2015:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015

Adjustment to fair value of contingent consideration	$3.5	$(26.6)	$(8.5)	$(9.1)
Amortization of acquired intangible assets	4.3	4.3	4.3	4.3
Fair value acquisition accounting related to inventory valuation	0.0	0.0	0.0	3.7
Adjustment of unrecognized tax benefits	0.1	0.0	(2.7)	0.3
Profit on disposal of subsidiary	0.0	0.0	(1.6)	0.0
Foreign currency exchange (losses)/gains	$(1.5)	$4.7	$(1.2)	$(2.0)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

In 2016, our sales were in line with our expectations, and performance improved as we delivered on our strategy to grow all of our strategic business units. Sales in Fuel Specialties and Personal Care reflected the strength of our product portfolio and research and development pipeline in these markets. We maintained our Oilfield Services business against the current challenging market conditions.

Our Octane Additives segment performance was in line with the final stages of transition to unleaded gasoline in the automotive market. Our Avtel product line, producing TEL for Avgas 100LL for piston engine aircraft, is included in our Fuel Specialties segment. We anticipate that this product line will decline when an alternative to Avgas 100LL is proven.

On December 30, 2016, we completed the acquisition of the European Differentiated Surfactants business of Huntsman Investments (Netherlands) B.V. to further build our presence in the Personal Care, Home Care, Agrochemcial and Mining markets.

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

Environmental Liabilities

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

Remediation provisions at December 31, 2016 amounted to $39.5 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $26 million while the net pension credit for 2017 would change by approximately $0.2 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $19 million and the net pension credit for 2017 would change by approximately $0.2 million.

Further information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Deferred Tax and Uncertain Income Tax Positions

As at December 31, 2016, no deferred taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration. We have no current intention to repatriate past or future earnings of our overseas subsidiaries and consider that these earnings have been reinvested overseas. If circumstances were to change that would cause these earnings to be repatriated an additional U.S. tax liability could be incurred, and we continue to monitor this position.

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

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained, based on technical merits, when challenged by the taxing authorities. To the extent that we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions, see Note 10 of the Notes to the Consolidated Financial Statements.

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

At December 31, 2016 we had $374.8 million of goodwill relating to our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments.

While we believe our assumptions for impairment assessments are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)

As at December 31, 2016 we had $157.4 million of property, plant and equipment and $144.4 million of other intangible assets (net of depreciation and amortization, respectively), that are discussed in Notes 6 and 8 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2016	2015	2014
Net sales:
Fuel Specialties	$509.6	$532.8	$566.8
Performance Chemicals	138.7	155.0	177.6
Oilfield Services	191.7	265.0	161.3
Octane Additives	43.4	59.5	55.2

	$883.4	$1,012.3	$960.9

Gross profit:
Fuel Specialties	$186.4	$176.0	$170.8
Performance Chemicals	43.4	42.4	43.7
Oilfield Services	76.4	99.1	58.9
Octane Additives	26.1	28.5	28.6

	$332.3	$346.0	$302.0

Operating income:
Fuel Specialties	$110.6	$102.1	$94.2
Performance Chemicals	16.0	16.3	17.8
Oilfield Services	(4.7)	9.0	18.0
Octane Additives	22.7	24.7	22.6
Pension credit/(charge)	6.7	0.2	(3.3)
Corporate costs	(53.9)	(38.3)	(38.7)
Adjustment to fair value of contingent consideration	9.4	40.7	1.9
(Loss)/profit on disposal of subsidiary	(1.4)	1.6	0.0

Total operating income	$105.4	$156.3	$112.5

In the second quarter of 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision makers regularly review for the purposes of allocating resources and assessing financial performance has changed. Therefore, the Company has reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding the Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

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

Results of Operations – Fiscal 2016 compared to Fiscal 2015:

(in millions, except ratios)	2016	2015	Change
Net sales:
Fuel Specialties	$509.6	$532.8	$(23.2)	-4%
Performance Chemicals	138.7	155.0	(16.3)	-11%
Oilfield Services	191.7	265.0	(73.3)	-28%
Octane Additives	43.4	59.5	(16.1)	-27%

	$883.4	$1,012.3	$(128.9)	-13%

Gross profit:
Fuel Specialties	$186.4	$176.0	$10.4	+6%
Performance Chemicals	43.4	42.4	1.0	+2%
Oilfield Services	76.4	99.1	(22.7)	-23%
Octane Additives	26.1	28.5	(2.4)	-8%

	$332.3	$346.0	$(13.7)	-4%

Gross margin (%):
Fuel Specialties	36.6	33.0	+3.6
Performance Chemicals	31.3	27.4	+3.9
Oilfield Services	39.9	37.4	+2.5
Octane Additives	60.1	47.9	+12.2
Aggregate	37.6	34.2	+3.4

Operating expenses:
Fuel Specialties	$(75.8)	$(73.9)	$(1.9)	+3%
Performance Chemicals	(27.4)	(26.1)	(1.3)	+5%
Oilfield Services	(81.1)	(90.1)	9.0	-10%
Octane Additives	(3.4)	(3.8)	0.4	-11%
Pension credit	6.7	0.2	6.5	n/a
Corporate costs	(53.9)	(38.3)	(15.6)	+41%
Adjustment to fair value of contingent consideration	9.4	40.7	(31.3)	+77%
(Loss)/profit on disposal of subsidiary	(1.4)	1.6	(3.0)	n/a

	$(226.9)	$(189.7)	$(37.2)	+20%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-14	+11	+3	+4	0
Price and product mix	-2	-9	-1	+4	-3
Exchange rates	0	-1	0	0	-1

	-16	+1	+2	+8	-4

Volumes in the Americas were lower than the prior year due to softer fuel demand, a warmer winter and a change in the refinery crude slates. EMEA and ASPAC volumes increased from the prior year driven by increased demand for high volume low margin products. Price and product mix in EMEA and ASPAC was adversely impacted by the increased sales of lower margin products together with some pricing pressures. AvTel volumes were higher than the prior year due to new customer orders combined with a favorable price and product mix from a richer customer mix. EMEA was adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 3.6 percentage points was primarily achieved from reduced sales of lower margin products in the Americas, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC and the higher margin contribution from additional AvTel volumes.

Operating expenses: the year on year increase of $1.9 million, was primarily driven by increased share-based compensation accruals due to the rise in the Innospec share price in the year together with increased provisions against doubtful debts.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+6	+29	+18	0	+12
Disposals	0	0	0	-18	-18
Price and product mix	-2	-15	+1	0	-4
Exchange rates	0	-3	-4	0	-1

	+4	+11	+15	-18	-11

Volumes were higher in all our regions, driven by increased Personal Care volumes. Americas and EMEA experienced pricing pressures in Personal Care which adversely affected the price and product mix. ASPAC benefited from favorable pricing in Personal Care. A weakening of the European Union euro and British pound sterling against the U.S. dollar resulted in an adverse exchange rate variance for EMEA and ASPAC. The disposal of our Aroma Chemicals business in 2015 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 3.9 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business following the disposal of our lower margin Aroma Chemicals business in the prior year, together with the positive effect of weaker exchange rates versus the U.S. dollar on our cost base in EMEA and ASPAC.

Operating expenses: the year on year increase of $1.3 million is primarily due to a $1.0 million commercial legal settlement with a distributor; together with higher share-based compensation accruals driven by the rise in the Innospec share price in the year and higher performance related compensation; partly offset by a $0.6 million reduction due to the disposal of our Aroma Chemicals business in the prior year.

Oilfield Services

Net sales: the year on year decrease of $73.3 million was primarily due to a reduction in customer activity especially in well completion, following the decline in oil prices in prior years. Customer activity and confidence has improved in 2016 leading to a 22% growth in sales for the fourth quarter compared to the fourth quarter of 2015. Overall volumes declined by 13 percent year on year, together with an adverse price and product mix of 15 percent.

Gross margin: the year on year increase of 2.5 percentage points was primarily due to a favorable sales mix driven by a higher proportion of sales from our higher margin production business.

Operating expenses: the year on year decrease of $9.0 million was driven by our cost reduction programs and lower selling and technical support expenses to align with the decline in customer demand.

Octane Additives

Net sales: have decreased by $16.1 million compared to the prior year due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year increase of 12.2 percentage points was primarily due to higher volumes of production in 2016 generating favorable manufacturing variances together with the benefit of a weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Operating expenses: the year on year decrease of $0.4 million was due to the continuing efficient management of the cost base and the benefit of a weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Other Income Statement Captions

Pension credit/(charge): is non-cash, and was a $6.7 million net credit in 2016 compared to a $0.2 million net credit in 2015 primarily driven by lower interest cost on the projected benefit obligation.

Corporate costs: the year on year increase of $15.6 million, related to $4.6 million higher amortization and other costs related to the EMEA and ASPAC deployment of our group wide ERP system; $4.4 million acquisition-related professional fees; $3.2 million higher legal, professional and other expenses primarily due to the recovery of legal fees in the prior year and a $3.4 million increase related to higher personnel-related compensation, including higher accruals for share-based compensation driven by the rise in the Innospec share price in the year.

Adjustment to fair value of contingent consideration: the credit of $9.4 million relates to an adjustment to the carrying value of our liability for contingent consideration of $10.3 million, partly offset by the accretion charge of $0.9 million, both in relation to our acquisition of Independence Oilfield Chemicals LLC (“Independence”). The contingent consideration payable at December 31, 2016 has been calculated based on the actual trading results through the period to October 31, 2016, although the amount to be paid is subject to final agreement with the previous owners.

(Loss)/profit on disposal of subsidiary: the disposal of our Aroma Chemicals business generated a $1.4 million loss on disposal in 2016 compared to a profit on disposal of $1.6 million in the prior year. The loss on disposal in 2016 related to the finalization of the assets and liabilities disposed.

Other net income/(expense): other net income of $0.9 million primarily related to $4.4 million net gains on foreign currency forward contracts, partly offset by losses of $3.5 million on translation of net assets denominated in non-functional currencies in our European businesses. In 2015, other net expense of $0.0 million primarily related to gains of $1.4 million on foreign currency forward exchange contracts, offset by $1.4 million of losses on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $3.2 million in 2016 compared to $4.0 million in 2015, with the reduction being due to the higher amortization of deferred finance costs in the prior year, lower average net debt in 2016 and lower borrowing costs within our revised credit facility, partly offset by the rise in LIBOR during 2016.

Income taxes: the effective tax rate was 21.1% and 21.5% in 2016 and 2015, respectively. The effective tax rate, as adjusted for changes to the fair value of contingent consideration, adjustments to income tax positions and the tax impact of other discrete items, was 22.4% in 2016 compared with 20.1% in 2015. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2016	2015
Income before income taxes	$103.1	$152.3
Adjustment to fair value of contingent consideration	(9.4)	(40.7)
Adjustment to acquisition accounting for inventory fair valuation	0.0	3.7
Loss/(profit) on disposal of subsidiary	1.4	(1.6)

	$95.1	$113.7

Income taxes	$21.8	$32.8
Add back adjustment of income tax provisions	1.6	2.3
Add back tax on adjustments to fair value of contingent consideration	(3.6)	(15.5)
Add back other discrete items	1.5	3.2

	$21.3	$22.8

GAAP effective tax rate	21.1%	21.5%

Adjusted effective tax rate	22.4%	20.1%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2016	2015
Foreign tax rate differential	$(17.1)	$(14.5)
Foreign income inclusions	0.5	2.7
Deferred tax credit from United Kingdom income tax rate reduction on pensions	(0.6)	(1.1)

The impact on the effective tax rate from profits earned in foreign jurisdictions with lower tax rates varies as the geographical mix of the Company’s profits changes year on year. In 2016, the Company’s income tax expense benefited to a greater degree from a proportion of its overall profits arising in Switzerland than in 2015. This resulted in a $7.8 million benefit in Switzerland (2015 – $7.5 million). In addition, there was an $8.4 million benefit in relation to the United Kingdom (2015 – $6.8 million) and a $0.5 million benefit in relation to Germany (2015 – $0.3 million), and a $0.3 million benefit in other jurisdictions (2015 – $0.1 million reduction).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. These types of income include Subpart F income, principally from foreign based company sales in the United Kingdom, including the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2016, Subpart F income and the associated Section 78 gross up resulted in U.S. taxation of $5.7 million (2015 – $4.7 million). Certain overseas subsidiaries taxable under the U.S. tax regime incurred losses of $0.2 million (2015 – $0.2 million losses).

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. In total, $6.1 million of foreign tax credits were utilized during 2016 to offset the incremental U.S. taxes arising from foreign income inclusions in the year (2015 – $4.7 million). Of this balance, $0.5 million of foreign tax credit carry forwards from earlier years was utilized (2015 – $2.4 million). As at December 31, 2016, the Company has utilized all foreign tax credit carry forwards from earlier years.

The United Kingdom’s 1% reduction in the corporation tax rate effective from April 2020 from 18% to 17%, enacted in September 2016, resulted in a deferred tax credit of $0.6 million in the fourth quarter of 2016 primarily in relation to the deferred tax position of the United Kingdom defined benefit pension plan.

Further details are given in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2015 compared to Fiscal 2014:

(in millions, except ratios)	2015	2014	Change
Net sales:
Fuel Specialties	$532.8	$566.8	$(34.0)	-6%
Performance Chemicals	155.0	177.6	(22.6)	-13%
Oilfield Services	265.0	161.3	103.7	+64%
Octane Additives	59.5	55.2	4.3	+8%

	$1,012.3	$960.9	$51.4	+5%

Gross profit:
Fuel Specialties	$176.0	$170.8	$5.2	+3%
Performance Chemicals	42.4	43.7	(1.3)	-3%
Oilfield Services	99.1	58.9	40.2	+68%
Octane Additives	28.5	28.6	(0.1)	0%

	$346.0	$302.0	$44.0	+15%

Gross margin (%):
Fuel Specialties	33.0	30.1	+2.9
Performance Chemicals	27.4	24.6	+2.8
Oilfield Services	37.4	36.6	+0.8
Octane Additives	47.9	51.8	-3.9
Aggregate	34.2	31.4	+2.8

Operating expenses:
Fuel Specialties	$(73.9)	$(76.6)	$2.7	-4%
Performance Chemicals	(26.1)	(25.9)	(0.2)	+1%
Oilfield Services	(90.1)	(40.9)	(49.2)	+120%
Octane Additives	(3.8)	(6.0)	2.2	-37%
Pension credit/(charge)	0.2	(3.3)	3.5	n/a
Corporate costs	(38.3)	(38.7)	0.4	-1%
Adjustment to fair value of contingent consideration	40.7	1.9	38.8	n/a
Profit on disposal of subsidiary	1.6	0.0	1.6	n/a

	$(189.7)	$(189.5)	$(0.2)	0%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+4	+15	-4	-26	+5
Price and product mix	-9	-8	0	+20	-5
Exchange rates	0	-14	-2	0	-6

	-5	-7	-6	-6	-6

Volumes in the Americas were higher than the prior year as a result of increased demand. EMEA volumes increased from the prior year driven by a strong performance in our core markets. Volumes were lower in ASPAC driven by lower demand. An adverse price and product mix in EMEA negatively impacted revenues primarily due to sales of lower margin products compared to the prior year. AvTel volumes were lower than the prior year due to the timing of shipments to customers as opposed to any change in the long-term outlook for that market, with an improved price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven primarily by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 2.9 percentage points primarily reflected the higher margins achieved in the Americas, together with the higher margin contribution from AvTel and the positive effect of weaker exchange rates versus the U.S. dollar on our cost base.

Operating expenses: the year on year decrease of $2.7 million, was primarily due to favorable exchange rates in EMEA and ASPAC resulting from a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+10	+57	-7	0	+12
Disposal	0	0	0	-19	-19
Price and product mix	-4	-13	+11	0	-3
Exchange rates	0	-20	-2	0	-3

	+6	+24	+2	-19	-13

Volumes were higher in the Americas and EMEA, primarily due to increased Personal Care volumes, partly offset by adverse pricing pressures affecting the price and product mix. ASPAC saw lower volumes offset by a favorable price and product mix. A weakening of the European Union euro and the British pound sterling against the U.S. dollar resulted in an adverse exchange variance for EMEA and ASPAC. The disposal of our Aroma Chemicals business has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year increase of 2.8 percentage points was primarily driven by a greater proportion of sales from our higher margin Personal Care business, following the disposal of our Aroma Chemicals business at the start of the third quarter.

Operating expenses: the year on year increase of $0.2 million was primarily due to $0.8 million higher research and development costs and $0.4 million of additional headcount to support our Personal Care growth, partly offset by a $1.1 million reduction due to the disposal of our Aroma Chemicals business.

Oilfield Services

Net sales: the year on year increase of $103.7 million was primarily due to the full year benefit of the acquisition of Independence.

Gross margin: the year on year increase of 0.8 percentage points is primarily driven by a favorable product mix.

Operating expenses: the year on year increase of $49.2 million was due to the full year effect of the acquisition of our Independence business.

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

Corporate costs: the year on year decrease of $0.4 million, related to $1.1 million lower legal, professional and other expenses in 2015 driven by the recovery of legal fees; $1.8 million non-recurring professional costs in 2014 related to the acquisition of our Independence business; $1.4 million lower insurance claims due to non-recurring charges in 2014 relating to self-insured incidents; which were partly offset by $3.1 million higher personnel-related compensation, including higher accruals for share-based compensation; and the net $0.8 million release of a severance provision in 2014.

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

Income taxes: the effective tax rate was 21.5% and 24.2% in 2015 and 2014, respectively. The effective tax rate, as adjusted for changes to the fair value of contingent consideration, adjustments to income tax positions and the tax impact of other discrete items, was 20.1% in 2015 compared with 24.9% in 2014. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2015	2014
Income before income taxes	$152.3	$110.9
Adjustment to fair value of contingent consideration	(40.7)	0.0
Adjustment to acquisition accounting for inventory fair valuation	3.7	0.0
Profit on disposal of subsidiary	(1.6)	0.0

	$113.7	$110.9

Income taxes	$32.8	$26.8
Add back adjustment of income tax provisions	2.3	6.8
Add back tax on adjustments to fair value of contingent considerations	(15.5)	0.0
Add back other discrete items	3.2	(6.0)

	$22.8	$27.6

GAAP effective tax rate	21.5%	24.2%

Adjusted effective tax rate	20.1%	24.9%

In addition to those mentioned above, the following factors had a significant impact on the Company’s effective tax rate as compared to the U.S. federal income tax rate of 35%:

(in millions)	2015	2014
Foreign tax rate differential	$(14.5)	$(16.2)
Foreign income inclusions	2.7	6.0
Deferred tax credit from United Kingdom income tax rate reduction on pensions	(1.1)	0.0

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

Further details are given in Note 10 of the Notes to the Consolidated Financial Statement.

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

(in millions)	2016	2015
Total current assets	$441.1	$458.7
Total current liabilities	(183.1)	(206.1)

Working capital	258.0	252.6
Less cash and cash equivalents	(101.9)	(136.9)
Less short-term investments	0.0	(4.8)
Less current portion of deferred tax assets	0.0	(8.8)
Less prepaid income taxes	(4.8)	(3.0)
Less other current assets	0.0	(1.8)
Add back current portion of accrued income taxes	9.4	7.9
Add back current portion of long-term debt	10.3	0.0
Add back current portion of finance leases	1.6	0.7
Add back current portion of plant closure provisions	6.7	6.4
Add back current portion of acquisition-related contingent consideration	1.1	54.6
Add back current portion of deferred income	0.1	0.2

Adjusted working capital	$180.5	$167.1

In 2016 our working capital increased by $5.4 million driven by the acquisition of Huntsman together with various movements year on year, some of which are included in the reconciliation above to adjust our working capital to better represent the operational activity of the Company. Adjusted working capital shown above has increased by $13.4 million, with $12.2 million being related to the acquisition of Huntsman. Excluding the acquisition our adjusted working capital increased by $1.2 million, being primarily driven by higher receivables as the Company ended the year with high demand from customers, partly offset by lower inventories year on year.

Excluding the Huntsman acquisition, we had a $6.0 million increase in trade and other accounts receivable in 2016 primarily in our Oilfield Services segment. Days’ sales outstanding in our Fuel Specialties segment decreased from 47 days to 45 days; increased from 43 days to 55 days in our Performance Chemicals segment; and increased from 44 days to 54 in our Oilfield Services segment.

Excluding the Huntsman acquisition, we had a $7.3 million decrease in inventories in 2016, which is primarily related to lower inventory in our Fuel Specialties business partly offset by increased inventory from the higher production volumes in our Octane Additives segment. Days’ sales in inventory in our Fuel Specialties segment decreased from 96 days to 84 days; increased in our Performance Chemicals segment from 83 days to 94 days; and decreased from 82 to 72 days in our Oilfield Services segment.

Excluding the Huntsman acquisition, prepaid expenses decreased by $0.4 million in 2016 from $6.1 million to $5.7 million due to the timing of invoicing.

Excluding the Huntsman acquisition, we had a $2.9 million decrease in accounts payable and accrued liabilities in 2016. Creditor days in our Fuel Specialties segment increased from 26 days to 28 days; in our Performance Chemicals segment increased from 31 days to 32 days; and remained unchanged year on year at 32 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $104.5 million in 2016 compared to $117.7 million in 2015. Year over year cash from operating activities has been adversely impacted by lower operating income, partly offset by lower cash outflows for our working capital requirements and lower cash contributions to our defined benefit pension plans.

Cash

At December 31, 2016 and 2015, we had cash and cash equivalents of $101.9 million and $136.9 million, respectively, of which $90.2 million and $118.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. The amount of unremitted earnings at December 31, 2016 was approximately $788 million. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Short-term Investments

At December 31, 2016 and 2015, we had short-term investments of $0.0 million and $4.8 million, respectively.

Debt

On December 14, 2016, Innospec and certain subsidiaries of the Company entered into a Third Amendment and Restatement Agreement with various lenders which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (the “Pre-Existing Credit Agreement;” the Pre-Existing Credit Agreement, as amended and restated pursuant to the Third Amendment and Restatement Agreement, being the “Amended Credit Agreement.”)

The Amended Credit Agreement retains the $200,000,000 revolving credit facility available to the Company and adds a term loan facility of $110,000,000. The termination date of the revolving facility remains November 6, 2020. The term loan has an $11,000,000 repayment installment due December 28, 2017, a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

The term loan and credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.0:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2016 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

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

At December 31, 2016, we had $161.0 million of debt outstanding under the revolving credit facility, $110.0 million of debt outstanding on our new term loan and $4.5 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment.

At December 31, 2016, our maturity profile of long-term debt and finance leases is set out below:

(in millions)
2017	$11.9
2018	17.7
2019	22.0
2020	221.7
2021	0.0

Total debt	273.3
Current portion of long-term debt and finance leases	(11.9)

Long-term debt and finance leases, net of current portion	$261.4

The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the payments under the interest rate swaps.

Outlook

Our positive results for 2016 are a result of a strong business performance aligned to a proven strategy. Delivering new products to customers in our key markets, combined with good customer service has enabled us to meet our expectations, in spite of some very challenging market conditions. The business has continued to generate good cash flows, and, including the significant acquisition from Huntsman, our leverage is still at a relatively low level.

We continue to have expectations that our Fuel Specialties and Performance Chemicals businesses will deliver good performances in 2017. We believe that prospects for our Oilfield Services business look to be better than 2016, although this will depend on continued stability or improvement in crude oil prices.

We expect to continue to focus on the development of new technology, combined with good customer service, in order to maintain our competitive advantage.

We anticipate a decline in revenues from our Octane Additives segment. We have not reached agreement on a new contract with our sole remaining refinery customer and thus have limited visibility for 2017 and beyond, although we have received an inquiry from them regarding additional supply of TEL in 2017 and possibly into 2018.

At December 31, 2016, the Company had cash and cash equivalents of $101.9 million, long-term debt of $268.8 million and finance leases of $4.5 million, giving total debt of $273.3 million, resulting in a net debt position of $171.4 million.

During 2016 the Company repurchased 161,029 of our common stock at a cost of $7.5 million, under the authorized share repurchase program announced on November 3, 2015.

The Company expects to fund its operations and share repurchase program over at least the next 12 months from a combination of operating cash flows and its revolving credit facility.

Contractual Commitments

The following represents contractual commitments at December 31, 2016 and the effect of those obligations on future cash flows:

(in millions)	Total	2017	2018-19	2020-21	Thereafter
Operating activities
Planned funding of pension obligations	$4.8	$1.0	$1.9	$1.9	$0.0
Remediation payments	39.5	6.7	10.0	2.8	20.0
Operating lease commitments	17.3	4.5	5.7	2.6	4.5
Raw material purchase obligations	15.9	5.2	10.7
Interest payments on debt	18.5	5.7	10.1	2.7	0.0

Investing activities
Capital commitments	10.2	10.2	0.0	0.0	0.0

Financing activities
Long-term debt obligations	268.8	10.3	37.1	221.4	0.0
Finance leases	4.5	1.6	2.6	0.3	0.0
Acquisition-related contingent consideration	1.1	1.1	0.0	0.0	0.0

Total	$380.6	$46.3	$78.1	$231.7	$24.5

Operating activities

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $1.0 million in 2017, $1.9 million in 2018-19 and $1.9 million in 2020-21. It is not considered meaningful to predict amounts beyond 2021 since there are too many uncertainties including future returns on assets, pension increases and inflation which are evaluated when the plan undertakes an actuarial valuation every three years.

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

Financing activities

On December 14, 2016, Innospec and certain subsidiaries of the Company entered into a Third Amendment and Restatement Agreement with various lenders which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (the “Pre-Existing Credit Agreement;” the Pre-Existing Credit Agreement, as amended and restated pursuant to the Third Amendment and Restatement Agreement, being the “Amended Credit Agreement.”)

The Amended Credit Agreement retains the $200,000,000 revolving credit facility available to the Company and adds a term loan facility of $110,000,000. The termination date of the revolving facility remains November 6, 2020. The term loan has an $11,000,000 repayment installment due December 28, 2017, a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

Finance leases relate to the financing of certain fixed assets in our Oilfield Services segment.

As part of the acquisition of Independence, Innospec has deferred consideration which is contingently payable over the two years post acquisition based on a multiple of Independence’s annualized earnings before interest, taxes, depreciation and amortization plus a percentage of free cash flow. Innospec paid $44.0 million as part of the deferred consideration on January 11, 2016 in line with the terms of the sale and purchase agreement. Innospec has provided for a further deferred consideration payment of $1.1 million to be paid in early 2017.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $39.5 million at December 31, 2016. Remediation expenditure utilizing these provisions was $2.7 million, $2.6 million and $2.0 million in the years 2016, 2015 and 2014, respectively.

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

Interest Rate Risk

From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2016 the Company had cash, cash equivalents and short-term investments of $101.9 million, no bank overdraft and long-term debt and finance leases of $273.3 million (including current portion). Long-term debt comprises a $200,000,000 revolving credit facility available to the Company and a term loan facility of $110,000,000. The credit facilities carry an interest rate based on U.S. dollar LIBOR plus a margin of between 1.20% and 2.45% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility. At December 31, 2016, $161.0 million was drawn under the revolving credit facility and the term loan facility of $110.0 million was drawn. The term loan has an $11,000,000 repayment installment due December 28, 2017, a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

The Company has taken out interest rate swaps to hedge interest rate risk on core debt. As at 31 December 2016, interest rate swaps with a notional value of $160,000,000 were in place. Fixed interest rates payable under the interest rate swaps vary from 1.41% to 1.67%. Interest rate swaps in place to hedge interest rate risk on the term loan have an amortizing profile matching the amortization of the term loan.

The Company has $273.3 million long-term debt and finance leases (including the current portion) which is partly offset by $101.9 million cash and cash equivalents. The interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances. On a gross basis, assuming no additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $2.2 million before tax. On a net basis, assuming additional interest on the cash balances and short-term investments, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $1.2 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes. As at December 31, 2016, Innospec has interest rate swaps which mitigate a proportion of the risk identified above.

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

The trading of our Fuel Specialties, Performance Chemicals and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.5 million for a one-year period excluding the impact of any foreign currency forward exchange contracts.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Innospec Inc.:

We have audited the accompanying consolidated balance sheets of Innospec Inc. (Innospec) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows and equity for each of the years in the three-year period ended December 31, 2016. We also have audited Innospec’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Innospec’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Innospec’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innospec and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Innospec maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

Innospec acquired the European Differentiated Surfactants business (“Huntsman”) during 2016 from Huntsman Investments (Netherlands) B.V. and management excluded from its assessment of the effectiveness of Innospec’s internal control over financial reporting as of December 31, 2016, Huntsman’s internal control over financial reporting associated with total assets of $228.2 million (of which $107.4 million represents goodwill and other intangibles included within the scope of the assessment) and total revenues of $0.0 million included in the consolidated financial statements of Innospec and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Innospec also excluded an evaluation of the internal control over financial reporting of Huntsman.

/s/ KPMG Audit Plc

Manchester, United Kingdom

February 15, 2017

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2016	2015	2014
Net sales	$883.4	$1,012.3	$960.9
Cost of goods sold	(551.1)	(666.3)	(658.9)

Gross profit	332.3	346.0	302.0

Operating expenses:
Selling, general and administrative	(209.5)	(206.7)	(169.2)
Research and development	(25.4)	(25.3)	(22.2)
Adjustment to fair value of contingent consideration	9.4	40.7	1.9
(Loss)/profit on disposal of subsidiary	(1.4)	1.6	0.0

Total operating expenses	(226.9)	(189.7)	(189.5)

Operating income	105.4	156.3	112.5
Other net income	0.9	0.0	1.8
Interest expense, net	(3.2)	(4.0)	(3.4)

Income before income taxes	103.1	152.3	110.9
Income taxes	(21.8)	(32.8)	(26.8)

Net income	$81.3	$119.5	$84.1

Earnings per share:
Basic	$3.39	$4.96	$3.45

Diluted	$3.33	$4.86	$3.38

Weighted average shares outstanding (in thousands):
Basic	23,998	24,107	24,391

Diluted	24,442	24,612	24,878

Dividend declared per common share	$0.67	$0.61	$0.55

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2016	2015	2014
Net income	$81.3	$119.5	$84.1
Changes in cumulative translation adjustment, net of tax of $1.5 million, $(0.2) million and $1.5 million, respectively	(20.5)	(11.0)	(18.0)
Unrealized gains on derivative instruments, net of tax of $(0.1) million, $0.0 million and $0.0 million, respectively	0.3	0.0	0.0
Amortization of prior service credit, net of tax of $0.2 million, $0.2 million and $0.3 million, respectively	(0.9)	(1.0)	(1.0)
Amortization of actuarial net losses, net of tax of $(0.5) million, $(1.0) million and $(1.1) million, respectively	2.1	4.2	4.3
Actuarial net gains arising during the year, net of tax of $(0.8) million, $(0.9) million and $(13.9) million, respectively	3.7	3.2	54.7

Total comprehensive income	$66.0	$114.9	$124.1

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2016	2015	2014
Cumulative translation adjustment	$(80.5)	$(60.0)	$(49.0)
Unrealized gains on derivative instruments, net of tax	0.3	0.0	0.0
Unrecognized actuarial net losses, net of tax of $19.4 million, $20.5 million and $22.2 million, respectively	(46.0)	(50.9)	(57.3)

Accumulated other comprehensive loss	$(126.2)	$(110.9)	$(106.3)

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$101.9	$136.9
Short-term investments	0.0	4.8
Trade and other accounts receivable (less allowances of $4.7 million and $3.6 million, respectively)	154.4	137.4
Inventories (less allowances of $8.6 million and $8.8 million, respectively):
Finished goods	118.1	104.4
Raw materials	55.7	55.5

Total inventories	173.8	159.9
Current portion of deferred tax assets	0.0	8.8
Prepaid expenses	6.2	6.1
Prepaid income taxes	4.8	3.0
Other current assets	0.0	1.8

Total current assets	441.1	458.7
Net property, plant and equipment	157.4	76.0
Goodwill	374.8	267.4
Other intangible assets	144.4	168.7
Deferred tax assets, net of current portion	14.9	1.4
Pension asset	48.0	55.5
Other non-current assets	0.8	0.9

Total assets	$1,181.4	$1,028.6

Liabilities and Equity
Current liabilities:
Accounts payable	$59.6	$52.2
Accrued liabilities	94.3	84.1
Current portion of long-term debt	10.3	0.0
Current portion of finance leases	1.6	0.7
Current portion of plant closure provisions	6.7	6.4
Current portion of accrued income taxes	9.4	7.9
Current portion of acquisition-related contingent consideration	1.1	54.6
Current portion of deferred income	0.1	0.2

Total current liabilities	183.1	206.1
Long-term debt, net of current portion	258.5	131.6
Finance leases, net of current portion	2.9	2.4
Plant closure provisions, net of current portion	32.8	31.3
Unrecognized tax benefits	2.3	3.9
Deferred tax liabilities	32.3	37.7
Pension liabilities	14.2	9.2
Deferred income, net of current portion	0.5	0.6
Other non-current liabilities	1.0	0.5

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	315.1	311.0
Treasury stock (5,483,341 and 5,453,078 shares at cost, respectively)	(97.5)	(91.8)
Retained earnings	561.8	496.4
Accumulated other comprehensive loss	(126.2)	(110.9)

Total Innospec stockholders’ equity	653.5	605.0
Non-controlling interest	0.3	0.3

Total equity	653.8	605.3

Total liabilities and equity	$1,181.4	$1,028.6

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$81.3	$119.5	$84.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.1	35.2	29.1
Adjustment to fair value of contingent consideration	(9.4)	(40.7)	(1.9)
Loss/(profit) on disposal of subsidiary	1.4	(1.6)	0.0
Deferred taxes	0.9	12.0	5.8
Excess tax benefit from stock-based payment arrangements	(1.0)	(0.5)	(0.4)
Cash contributions to defined benefit pension plans	(1.1)	(9.0)	(11.6)
Non-cash expense of defined benefit pension plans	(6.2)	0.5	3.8
Stock option compensation	3.3	3.7	2.6
Repayment of promissory note in civil complaint settlement	0.0	0.0	(5.0)
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(6.0)	13.6	(0.9)
Inventories	7.7	5.5	(11.1)
Prepaid expenses	0.5	1.8	(1.3)
Accounts payable and accrued liabilities	(3.4)	(24.5)	0.5
Accrued income taxes	(2.0)	2.0	14.9
Plant closure provisions	1.9	4.1	1.9
Unrecognized tax benefits	(1.6)	(2.3)	(6.8)
Other non-current assets and liabilities	0.1	(1.6)	2.6

Net cash provided by operating activities	104.5	117.7	106.3

Cash Flows from Investing Activities
Capital expenditures	(16.5)	(17.6)	(13.5)
Business combinations, net of cash acquired	(197.4)	0.0	(98.7)
Proceeds from disposal of subsidiary	0.0	41.5	0.0
Internally developed software	0.0	(8.6)	(8.4)
Purchase of short-term investments	0.0	(6.7)	(5.0)
Sale of short-term investments	4.8	6.4	6.6

Net cash (used in)/provided by investing activities	(209.1)	15.0	(119.0)

Cash Flows from Financing Activities
Non-controlling interest	0.0	0.3	0.0
Proceeds from revolving credit facility	48.0	6.0	53.0
Repayments of revolving credit facility	(20.0)	(12.0)	(56.0)
Receipt of term loans	110.0	0.0	0.0
Repayment of finance leases and term loans	(1.1)	(0.4)	(1.7)
Refinancing costs	(1.2)	(1.5)	(0.1)
Payment for acquisition-related contingent consideration	(44.0)	0.0	0.0
Excess tax benefit from stock-based payment arrangements	1.0	0.5	0.4
Dividend paid	(15.9)	(14.9)	(13.4)
Issue of treasury stock	2.1	1.0	0.4
Repurchase of common stock	(8.4)	(15.3)	(6.9)

Net cash provided by/(used in) financing activities	70.5	(36.3)	(24.3)
Effect of foreign currency exchange rate changes on cash	(0.9)	(1.1)	(1.6)

Net change in cash and cash equivalents	(35.0)	95.3	(38.6)
Cash and cash equivalents at beginning of year	136.9	41.6	80.2

Cash and cash equivalents at end of year	$101.9	$136.9	$41.6

Amortization of deferred finance costs of $0.4 million (2015 – $1.2 million, 2014 – $0.7 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2013	$0.3	$308.8	$(73.3)	$319.9	$(146.3)	$0.0	$409.4
Net income				84.1			84.1
Dividend paid ($0.55 per share)				(13.4)			(13.4)
Changes in cumulative translation adjustment					(18.0)		(18.0)
Treasury stock re-issued		(1.0)	1.5				0.5
Treasury stock repurchased			(6.9)				(6.9)
Excess tax benefit from stock-based payment arrangements		0.4					0.4
Stock option compensation		2.6					2.6
Fair value of contingent consideration		(2.0)		1.2			(0.8)
Amortization of prior service credit, net of tax					(1.0)		(1.0)
Amortization of actuarial net losses, net of tax					4.3		4.3
Actuarial net gains arising during the year, net of tax					54.7		54.7

Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$0.0	$515.9
Net income				119.5			119.5
Dividend paid ($0.61 per share)				(14.9)			(14.9)
Changes in cumulative translation adjustment					(11.0)		(11.0)
Non-controlling interest						0.3	0.3
Business disposal		(0.4)					(0.4)
Treasury stock re-issued		(1.6)	2.2				0.6
Treasury stock repurchased			(15.3)				(15.3)
Excess tax benefit from stock-based payment arrangements		0.5					0.5
Stock option compensation		3.7					3.7
Amortization of prior service credit, net of tax					(1.0)		(1.0)
Amortization of actuarial net losses, net of tax					4.2		4.2
Actuarial net gains arising during the year, net of tax					3.2		3.2

Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3
Net income				81.3			81.3
Dividend paid ($0.67 per share)				(15.9)			(15.9)
Changes in cumulative translation adjustment					(20.5)		(20.5)
Unrealized gains on derivative instruments, net of tax					0.3		0.3
Treasury stock re-issued		(0.2)	2.7				2.5
Treasury stock repurchased			(8.4)				(8.4)
Excess tax benefit from stock-based payment arrangements		1.0					1.0
Stock option compensation		3.3					3.3
Amortization of prior service credit, net of tax					(0.9)		(0.9)
Amortization of actuarial net losses, net of tax					2.1		2.1
Actuarial net gains arising during the year, net of tax					3.7		3.7

Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care companies, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our oilfield services business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally-friendly. Our other specialty chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care and Polymers markets. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline and provides services in respect of environmental remediation. Our principal product lines and reportable segments are Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

In the second quarter of 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing financial performance has changed. Therefore, the Company has reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding the Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

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

Note 2.    Accounting Policies

Basis of preparation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America on a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

going concern basis and include all subsidiaries of the Company where the Company has a controlling financial interest. All significant intercompany accounts and balances have been eliminated upon consolidation. All acquisitions and disposals are accounted for in accordance with GAAP. The results of operations of an acquired or disposed business are included or excluded from the consolidated financial statements from the date of acquisition or disposal.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initially we perform a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount prior to performing the two-step goodwill impairment test. If a two-step test is required we assess the fair value based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment assessment of the goodwill relating to the Fuel Specialties, Performance Chemicals and Oilfield Services segments is December 31 each year. The Company capitalizes software development costs, including licenses, subsequent to the establishment of technological feasibility. Other intangible assets deemed to have finite lives, including software development costs and licenses, are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

Deferred finance costs: The costs relating to debt financing are capitalized, offset against long-term debt in the consolidated balance sheets and amortized using the effective interest method over the expected life of the debt financing facility. The offsetting of deferred finance costs against long-term debt is a requirement of a recently issued accounting standard and has resulted in the re-statement of the prior year comparatives, see note 11 of the Notes to the Consolidated Financial Statements.

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

Environmental compliance and remediation: Environmental compliance costs include ongoing maintenance, monitoring and similar costs. We recognize environmental liabilities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and the costs can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future obligations are discounted to their present values using the Company’s historic credit-adjusted risk-free rate.

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

Revenue recognition: The Company supplies products to customers from its various manufacturing sites and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when legal title, which is defined and generally accepted in the standard terms and conditions, and the risk of loss transfers between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company estimates the provision for sales discounts and rebates based on the terms of each agreement at the time of delivery.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income taxes: The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities. Then the Company evaluates the need for a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes the tax benefit from a tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income.

Note 3.    Segment Reporting and Geographical Area Data

In the second quarter of 2016, we finalized changes to our reporting segments to reflect the development of our management structure and strategy. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing financial performance has changed. Therefore, the Company has reported its financial performance based on the four reportable segments described below.

•	Fuel Specialties, including the Polymers business previously reported in Performance Chemicals and excluding the Oilfield Services business

•	Performance Chemicals, excluding the Polymers business

•	Oilfield Services, which was previously reported within Fuel Specialties

•	Octane Additives (no change)

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

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemicals products used as additives to a wide range of fuels.

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Mining markets.

Our Oilfield Services segment develops and markets products to prevent loss of mud in drilling operations, chemical solutions for fracturing and stimulation operations and products for oil and gas production which aid flow assurance and asset integrity.

Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and provides services in respect of environmental remediation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no significant customers with sales greater than 10% of our net group sales in the last three financial years.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2016	2015	2014
Net Sales:
Refinery and Performance	$388.9	$408.0	$440.2
Other	120.7	124.8	126.6

Fuel Specialties	509.6	532.8	566.8
Personal Care	126.8	119.6	106.1
Fragrances	0.1	23.0	56.2
Other	11.8	12.4	15.3

Performance Chemicals	138.7	155.0	177.6
Oilfield Services	191.7	265.0	161.3
Octane Additives	43.4	59.5	55.2

	$883.4	$1,012.3	$960.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2016	2015	2014
Gross profit:
Fuel Specialties	$186.4	$176.0	$170.8
Performance Chemicals	43.4	42.4	43.7
Oilfield Services	76.4	99.1	58.9
Octane Additives	26.1	28.5	28.6

	$332.3	$346.0	$302.0

Operating income:
Fuel Specialties	$110.6	$102.1	$94.2
Performance Chemicals	16.0	16.3	17.8
Oilfield Services	(4.7)	9.0	18.0
Octane Additives	22.7	24.7	22.6
Pension credit/(charge)	6.7	0.2	(3.3)
Corporate costs	(53.9)	(38.3)	(38.7)
Adjustment to fair value of contingent consideration	9.4	40.7	1.9
(Loss)/profit on disposal of subsidiary	(1.4)	1.6	0.0

Total operating income	$105.4	$156.3	$112.5

Identifiable assets at year end:
Fuel Specialties	$397.2	$408.9	$408.2
Performance Chemicals	340.0	120.2	156.6
Oilfield Services	240.0	240.9	293.1
Octane Additives	38.1	28.7	29.2
Corporate	166.1	229.9	112.8

	$1,181.4	$1,028.6	$999.9

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

Identifiable assets are those directly associated with the operations of the geographical area.

Goodwill has not been allocated by geographical location on the grounds that it would be impracticable to do so.

The following tables analyze sales and other financial information by location:

(in millions)	2016	2015	2014
Net sales by source:
United States	$474.4	$571.9	$468.6
United Kingdom	428.2	445.2	486.1
Rest of Europe	118.5	133.3	146.9
Rest of World	31.1	22.1	21.4
Sales between areas	(168.8)	(160.2)	(162.1)

	$883.4	$1,012.3	$960.9

Income before income taxes:
United States	$16.8	$52.7	$15.2
United Kingdom	42.6	60.6	57.8
Rest of Europe	39.2	42.0	39.3
Rest of World	4.5	(3.0)	(1.4)

	$103.1	$152.3	$110.9

Long-lived assets at year end:
United States	$155.3	$185.8	$197.9
United Kingdom	45.9	49.3	54.1
Rest of Europe	207.5	10.6	10.4
Rest of World	0.5	0.4	0.6

	$409.2	$246.1	$263.0

Identifiable assets at year end:
United States	$377.3	$410.9	$449.3
United Kingdom	257.6	303.4	216.4
Rest of Europe	156.0	30.9	39.0
Rest of World	15.7	16.0	19.1
Goodwill	374.8	267.4	276.1

	$1,181.4	$1,028.6	$999.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Acquisition of European Differentiated Surfactants business

On December 30, 2016, the Company acquired the European Differentiated Surfactants business (“Huntsman”) from Huntsman Investments (Netherlands) B.V.. We purchased the business for a total consideration of $199.2 million subject to working capital adjustments. We acquired the business in order to continue our strategy of building our presence in the Personal Care and Home Care markets which forms part of our Performance Chemicals segment.

There were no Huntsman revenue or earnings included in the consolidated income statement of the Company since the acquisition date.

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for the business:

(in millions)	Huntsman
Goodwill and other intangible assets	$107.4
Fixed assets	76.5
Other net assets acquired	15.3

Purchase price, net of cash acquired	$199.2

The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but does not exceed twelve months. We have reviewed the acquired intangibles associated with the acquisition and concluded that the main identifiable asset is in relation to customer lists. The fair value of the acquired customers lists and acquired fixed assets has not been finalized and accordingly the excess of the purchase consideration over net assets acquired has been classified as goodwill.

Huntsman, and the associated goodwill, are included within our Performance Chemicals segment for management and reporting purposes. There is currently no goodwill amortizable for tax purposes.

Supplemental unaudited pro forma information

For illustrative purposes only pro forma information of the enlarged group is provided below but is not necessarily indicative of what the financial position or results of operations would have been had the Huntsman acquisition been completed as part of the Company from January 1, 2015. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position of operating results of the enlarged group.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except per share data)	2016	2015
Net sales	$1,008.0	$1,269.8
Net income	$88.5	$121.8
Earnings per share – basic	$3.69	$5.06
– diluted	$3.62	$4.95

Adjustments to the unaudited pro forma financial information includes amortization in respect of the acquired other intangible assets, and the acquisition-related costs incurred in respect of all these transactions.

Note 5.    Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2016	2015	2014
Numerator (in millions):
Net income available to common stockholders	$81.3	$119.5	$84.1

Denominator (in thousands):
Weighted average common shares outstanding	23,998	24,107	24,391
Dilutive effect of stock options and awards	444	505	487

Denominator for diluted earnings per share	24,442	24,612	24,878

Net income per share, basic:	$3.39	$4.96	$3.45

Net income per share, diluted:	$3.33	$4.86	$3.38

In 2016, 2015 and 2014 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0, 0 and 36,775 respectively.

Note 6.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2016	2015
Land	$7.2	$6.2
Buildings	37.8	21.6
Equipment	192.6	128.0
Work in progress	14.2	5.2

	251.8	161.0
Less accumulated depreciation	(94.4)	(85.0)

	$157.4	$76.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total net book value of equipment at December 31, 2016 $4.4 million (2015 – $3.0 million) are in respect of assets held under finance leases.

Depreciation charges were $13.5 million, $13.0 million and $10.6 million in 2016, 2015 and 2014, respectively.

The estimated additional cost to complete work in progress is $9.5 million (2015 – $2.4 million).

Note 7.    Goodwill

The following table analyzes goodwill for 2016 and 2015.

(in millions)	Fuel Specialties	Performance Chemicals	Oilfield Services	Octane Additives	Total
At December 31, 2014
Gross cost (1)	$209.0	$29.8	$37.3	$236.5	$512.6
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$209.0	$29.8	$37.3	$0.0	$276.1

Exchange effect	(0.2)	0.0	0.0	0.0	(0.2)
Adjustment	(0.9)	0.0	0.0	0.0	(0.9)
Disposals	0.0	(7.6)	0.0	0.0	(7.6)
At December 31, 2015
Gross cost (1)	$207.9	$22.2	$37.3	$236.5	$503.9
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$22.2	$37.3	$0.0	$267.4

Additions	0.0	107.4	0.0	0.0	107.4
At December 31, 2016
Gross cost (1)	$207.9	$129.6	$37.3	$236.5	$611.3
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$129.6	$37.3	$0.0	$374.8

(1)	Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives. The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lowest level at which operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The Company assesses goodwill for impairment on at least an annual basis, initially based on a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount. If a potential impairment is identified then a two-step impairment test is followed.

The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2016, 2015 and 2014. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 8.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2016	2015
Gross cost:
– Product rights	$34.0	$34.0
– Brand names	8.9	8.9
– Technology	55.1	55.1
– Customer relationships	85.1	85.1
– Patents	2.9	2.9
– Non-compete agreements	4.1	4.1
– Marketing related	22.1	22.1
– Internally developed software	36.4	36.4

	248.6	248.6

Accumulated amortization:
– Product rights	(12.6)	(8.8)
– Brand names	(3.2)	(2.0)
– Technology	(12.3)	(8.9)
– Customer relationships	(32.5)	(25.7)
– Patents	(2.9)	(2.9)
– Non-compete agreements	(3.4)	(2.5)
– Marketing related	(21.2)	(20.3)
– Internally developed software	(16.1)	(8.8)

	(104.2)	(79.9)

	$144.4	$168.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product rights

Following the acquisition of Chemsil on August 30, 2013, the Company recognized an intangible asset of $34.0 million in respect of Chemsil’s product rights portfolio. This asset has an expected life of 9 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

An amortization expense of $3.8 million was recognized in 2016 (2015 – $3.8 million) in selling, general and administrative expenses.

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

An amortization expense of $1.2 million was recognized in 2016 (2015 – $1.2 million) in selling, general and administrative expenses.

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

An amortization expense of $3.4 million was recognized in 2016 (2015 – $3.4 million) in cost of goods sold.

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

An amortization expense of $6.8 million was recognized in 2016 (2015 – $6.7 million) in selling, general and administrative expenses.

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

An amortization expense of $0.9 million was recognized in 2016 (2015 – $0.9 million) in selling, general and administrative expenses.

Marketing related

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible asset. The amount attributed to the Octane Additives reporting segment was amortized straight-line to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment is being amortized straight-line to December 31, 2017. An amortization expense of $0.9 million was recognized in 2016 (2015 - $1.0 million) in cost of goods sold.

Internally developed software

In November 2015 we completed the implementation of our new information system platform at the majority of reporting units across the group. At December 31, 2016 we had capitalized $36.4 million (2015 – $36.4 million) in relation to this internally developed software. This asset has an expected life of 5 years from the point in time each deployment is completed and is being amortized on a straight-line basis over these periods. No residual value is anticipated.

An amortization expense of $7.3 million was recognized in 2016 (2015 – $4.0 million) in selling, general and administrative expenses.

Amortization expense

The aggregate of other intangible asset amortization expense was $24.2 million, $21.0 million and $17.8 million in 2016, 2015 and 2014, respectively, of which $4.3 million, $4.4 million and $3.7 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2017	$24.1
2018	$21.1
2019	$17.7
2020	$17.4
2021	$14.2

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2016, the Company contributed $1.1 million in cash to the Plan in accordance with an agreement with the trustees.

(in millions)	2016	2015	2014
Plan net pension (credit)/charge:
Service cost	$1.0	$1.5	$1.7
Interest cost on PBO	20.7	27.7	34.7
Expected return on plan assets	(29.9)	(33.4)	(37.2)
Amortization of prior service credit	(1.1)	(1.2)	(1.3)
Amortization of actuarial net losses	2.6	5.2	5.4

	$(6.7)	$(0.2)	$3.3

Plan assumptions at December 31, (%):
Discount rate	2.48	3.69	3.55
Inflation rate	2.25	2.15	2.15
Rate of return on plan assets – overall on bid-value	3.20	4.20	4.05
Rate of return on plan assets – equity securities	5.80	6.65	6.50
Rate of return on plan assets – debt securities	2.05	2.85	2.75

Plan asset allocation by category (%):
Equity securities	25	34	32
Debt securities	66	62	63
Cash	9	4	5

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. A 0.25% change in the discount rate assumption would change the PBO by approximately $26 million and the net pension credit for 2017 would change by approximately $0.2 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $19 million and the net pension credit for 2016 by approximately $0.2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current investment strategy of the Plan is to obtain an asset allocation of 65% debt securities and 35% equity securities in order to achieve a more predictable return on assets. As at December 31, 2016, approximately 37% (December 31, 2015 – 35%) of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 18% (December 31, 2015 – 16%) of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2016	2015
Change in PBO:
Opening balance	$739.7	$817.1
Interest cost	20.7	27.7
Service cost	1.0	1.5
Benefits paid	(39.7)	(42.9)
Actuarial losses/(gains)	119.8	(21.8)
Exchange effect	(131.3)	(41.9)

Closing balance	$710.2	$739.7

Fair value of plan assets:
Opening balance	$795.2	$862.3
Actual benefits paid	(39.7)	(42.9)
Actual contributions by employer	1.1	9.0
Actual return on assets	142.2	11.5
Exchange effect	(140.6)	(44.7)

Closing balance	$758.2	$795.2

The accumulated benefit obligation for the Plan was $710.2 million and $739.7 million at December 31, 2016 and 2015, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance contracts

The Company has invested in insurance contracts, known as buy-in contracts. The value of the insurance contract used significant unobservable inputs including plan participant medical data, in addition to observable inputs which includes expected return on assets and estimated value premium. Therefore we have classified the contracts as Level 3 investments. Fair value estimates are provided by the external parties and are subsequently reviewed and approved by management.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2016
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$0.2	$		$		$0.2
Debt securities issued by non-U.S. governments and government agencies	139.3					139.3
Corporate debt securities	180.8					180.8
Other asset-backed securities
Equity securities:
Equity securities held for proprietary investment purposes	84.2					84.2
Real estate	57.1					57.1
Insurance contracts					152.9	152.9
Investments measured at net asset value (1)						51.7
Other assets			26.2			26.2

Total assets at fair value	461.6		26.2		152.9	692.4
Cash	65.8					65.8

Total plan assets	$527.4		$26.2		$152.9	$758.2

At December 31, 2015
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$0.4	$		$		$0.4
Debt securities issued by non-U.S. governments and government agencies	132.1					132.1
Corporate debt securities	189.7					189.7
Other asset-backed securities	0.2					0.2
Equity securities:
Equity securities held for proprietary investment purposes	125.0					125.0
Real estate	64.7					64.7
Insurance contracts					171.9	171.9
Investments measured at net asset value (1)						47.6
Other assets			31.6			31.6

Total assets at fair value	512.1		31.6		171.9	763.2
Cash	32.0					32.0

Total plan assets	$544.1		$31.6		$171.9	$795.2

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2014	$0.0
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	0.0
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	171.9
Exchange effect	0.0

Balance at December 31, 2015	171.9

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	16.8
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	(6.7)
Exchange effect	(29.1)

Balance at December 31, 2016	$152.9

The projected net pension credit for the year ending December 31, 2017 is as follows:

(in millions)
Service cost	$0.9
Interest cost on PBO	14.6
Expected return on plan assets	(23.4)
Amortization of prior service credit	(1.0)
Amortization of actuarial net losses	4.8

$(4.1)

The following benefit payments are expected to be made:

(in millions)
2017	$34.9
2018	$35.4
2019	$35.9
2020	$36.4
2021	$36.9
2022-2026	$192.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

(in millions)	2016	2015	2014
Plan net pension charge:
Service cost	$0.2	$0.2	$0.2
Interest cost on PBO	0.2	0.2	0.3
Amortization of actuarial net loss	0.2	0.3	0.1

	$0.6	$0.7	$0.6

Plan assumptions at December 31, (%):
Discount rate	1.80	2.40	2.10
Inflation rate	1.75	1.75	1.75
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2016	2015
Change in PBO:
Opening balance	$9.2	$10.4
Service cost	0.2	0.2
Interest cost	0.2	0.2
Benefits paid	(0.2)	(0.2)
Actuarial losses/(gains)	1.0	(0.3)
Exchange effect	(0.3)	(1.1)

Closing balance	$10.1	$9.2

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $2.5 million, net of tax of $0.7 million.

Other plans

Company contributions to defined contribution schemes during 2016 were $7.9 million (2015 – $8.5 million).

The Huntsman acquisition has pension plans with a liability at December 31, 2016 of $4.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognized Tax Benefits	Total
Opening balance at January 1, 2014	$1.1	$11.9	$13.0
Reductions for tax positions of prior periods	(0.4)	(3.6)	(4.0)
Additions for tax positions of prior periods	0.0	0.1	0.1
Additions for current year tax positions	0.0	0.2	0.2
Reductions due to lapsed statutes of limitations	(0.2)	(2.9)	(3.1)

Closing balance at December 31, 2014	0.5	5.7	6.2
Current	0.0	0.0	0.0

Non-current	$0.5	$5.7	$6.2

Opening balance at January 1, 2015	$0.5	$5.7	$6.2
Reductions for tax positions of prior periods	0.0	0.0	0.0
Additions for tax positions of prior periods	0.1	0.3	0.4
Additions for current year tax positions	0.0	1.2	1.2
Reductions due to lapsed statutes of limitations	(0.3)	(3.6)	(3.9)

Closing balance at December 31, 2015	0.3	3.6	3.9
Current	0.0	0.0	0.0

Non-current	$0.3	$3.6	$3.9

Opening balance at January 1, 2016	$0.3	$3.6	$3.9
Reductions for tax positions of prior periods	(0.1)	(0.6)	(0.7)
Additions for tax positions of prior periods	0.0	0.0	0.0
Additions for current year tax positions	0.0	0.0	0.0
Reductions due to lapsed statutes of limitations	(0.1)	(0.8)	(0.9)

Closing balance at December 31, 2016	0.1	2.2	2.3
Current	0.0	0.0	0.0

Non-current	$0.1	$2.2	$2.3

All of the $2.3 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income.

During 2016, the Company recorded a net reduction of $1.6 million in unrecognized tax benefits and associated interest and penalties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at December 31, 2016.

As previously disclosed the Company’s German subsidiaries received a tax audit notification in October 2015 in respect of 2010 – 2014 inclusive. The examination was effectively settled in the fourth quarter of 2016. The additional cost to the Company was not material.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2013 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2013 onwards), Germany (2015 onwards), Switzerland (2015 onwards) and the United Kingdom (2015 onwards).

The sources of income before income taxes were as follows:

(in millions)	2016	2015	2014
Domestic	$16.8	$52.7	$15.2
Foreign	86.3	99.6	95.7

	$103.1	$152.3	$110.9

The components of income tax expense are summarized as follows:

(in millions)	2016	2015	2014
Current:
Federal	$4.4	$5.2	$4.5
State and local	1.1	1.3	2.1
Foreign	15.3	14.3	14.9

	20.8	20.8	21.5

Deferred:
Federal	(0.7)	12.8	3.3
State and local	(0.3)	0.5	0.3
Foreign	2.0	(1.3)	1.7

	1.0	12.0	5.3

	$21.8	$32.8	$26.8

Cash payments for income taxes were $23.1 million, $22.5 million and $11.6 million during 2016, 2015 and 2014, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	1.0	1.8	5.5
Foreign tax rate differential	(16.6)	(9.6)	(14.6)
Tax (credit)/charge from previous years	(0.7)	(0.5)	4.7
Net (credit) from unrecognized tax benefits	(1.6)	(1.5)	(6.2)
Foreign currency transactions	2.4	(1.9)	1.0
United Kingdom income tax rate reduction	(0.6)	(0.7)	0.0
Other items and adjustments, net	2.2	(1.1)	(1.2)

	21.1%	21.5%	24.2%

The most significant factor is the mix of taxable profits generated in the different geographical jurisdictions in which the Group operates, which continues to have a significant positive impact on the effective rate.

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

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. The effective rate is favorably impacted by the generation of foreign tax credits against foreign income inclusions in 2016.

As a consequence of the Group having operations outside of the U.S., it is exposed to foreign currency fluctuations. These have had a negative impact on the effective rate in 2016.

Other items do not have a material impact on the effective tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2016	2015
Deferred tax assets:
Stock options	$5.5	$5.2
Net operating loss carry forwards	18.2	2.7
Intangible assets	3.7	3.3
Accretion expense	5.1	4.8
Other	9.5	6.0

Subtotal	42.0	22.0
Less valuation allowance	0.0	0.0

Total net deferred tax assets	$42.0	$22.0

Deferred tax liabilities:
Excess of book over tax basis in property, plant and equipment	$(13.0)	$(4.1)
Goodwill amortization	(11.3)	(11.3)
Intangible amortization	(26.7)	(23.4)
Pension liabilities	(8.2)	(10.0)
Other	(0.2)	(0.7)

Total deferred tax liabilities	$(59.4)	$(49.5)

Net deferred tax liability	$(17.4)	$(27.5)

Current portion of deferred tax assets	$0.0	$8.8
Deferred tax assets, net of current portion	14.9	1.4
Current portion of deferred tax liabilities	0.0	0.0
Deferred tax liabilities, net of current portion	(32.3)	(37.7)

	$(17.4)	$(27.5)

The Company evaluates deferred tax assets to determine whether it is more likely than not that they will be realized. Deferred tax assets are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support realizability. As a result of the Company’s assessment of its deferred tax assets at December 31, 2016, the Company considers it more likely than not that it will recover the full benefit of its deferred tax assets and no valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

Gross net operating loss carry forwards of $75.3 million result in a deferred tax asset of $18.2 million. The net operating loss carry forwards arose in the U.S. and in four of the Company’s foreign subsidiaries. Net operating loss carry forwards of $17.2 million arose from

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state and federal tax losses in prior and current periods in certain of the Company’s U.S. subsidiaries. It is expected that sufficient taxable profits will be generated in the U.S. against which the federal net operating loss carry forwards of $10.2 million can be relieved prior to their expiration in the period 2035 to 2036, and the state net operating loss carry forwards of $7.0 million can be relieved before their expiration in the period 2022 to 2036. The net operating loss carry forwards in two of the Company’s foreign subsidiaries totaling $58.1 million arose in prior periods and it is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved. These losses can be carried forward indefinitely without expiration.

The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future. No taxes have been provided for on the unremitted earnings of our overseas subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be indefinite in duration. The amount of unremitted earnings at December 31, 2016 was approximately $788 million. If these earnings are remitted, additional taxes could result after offsetting foreign income taxes paid although the calculation of the additional taxes is not practicable to compute at this time.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2016	2015
Revolving credit facility	$161.0	$133.0
Term loan	110.0	0.0
Deferred finance costs	(2.2)	(1.4)

	268.8	131.6
Less current portion	(10.3)	0.0

	$258.5	$131.6

On December 14, 2016, Innospec and certain subsidiaries of the Company entered into a Third Amendment and Restatement Agreement with various lenders which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (the “Pre-Existing Credit Agreement;” the Pre-Existing Credit Agreement, as amended and restated pursuant to the Third Amendment and Restatement Agreement, being the “Amended Credit Agreement.”)

The Amended Credit Agreement retains the $200,000,000 revolving credit facility available to the Company and adds a term loan facility of $110,000,000. The termination date of the revolving facility remains November 6, 2020. The term loan has an $11,000,000 repayment installment due December 28, 2017, a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, the Company capitalized $1.2 million of refinancing costs in 2016 and $1.5 million in 2015, which are being amortized over the expected life of the facility, as shown here:

(in millions)	2016	2015
Gross cost at January 1	$1.5	$2.6
Capitalized in the year	1.2	1.5
Written down in the year	0.0	(2.6)

	$2.7	$1.5

Accumulated amortization at January 1	$(0.1)	$(1.5)
Amortization in the year	(0.4)	(1.2)
Amortization written down in the year	0.0	2.6

	$(0.5)	$(0.1)

Net book value at December 31	$2.2	$1.4

Amortization expense was $0.4 million, $1.2 million and $0.7 million in 2016, 2015 and 2014, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

The obligations of the Company under the credit facilities are secured obligations and guaranteed by certain subsidiaries of the Company. Amounts available under the revolving facility may be borrowed in U.S. dollars, Euros, British pounds and other freely convertible currencies.

The Company’s credit facilities contain restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the credit facility and include a material adverse change to our assets, operations or financial condition. The facility contains a number of restrictions that limit our ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the credit facilities contain terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2016 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average rate of interest on borrowings was 1.72% at December 31, 2016 and 1.67% at December 31, 2015. Payments of interest on long-term debt were $2.6 million, $2.3 million and $2.3 million in 2016, 2015 and 2014, respectively.

The net cash outflows in respect of refinancing costs were $1.2 million, $1.5 million and $0.1 million in 2016, 2015 and 2014, respectively.

Note 12.    Plant Closure Provisions

The principal site giving rise to environmental remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom, which management believes is the last ongoing manufacturer of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”) when demand for TEL diminishes.

Movements in the provisions are summarized as follows:

(in millions)	2016	2015	2014
Total at January 1	$37.7	$34.1	$32.4
Charge for the period	4.7	6.8	5.0
Utilized in the period	(2.7)	(2.6)	(2.0)
Released in the period	0.0	0.0	(1.0)
Disposal in the period	0.0	(0.3)	0.0
Exchange effect	(0.2)	(0.3)	(0.3)

Total at December 31	39.5	37.7	34.1
Due within one year	(6.7)	(6.4)	(5.7)

Due after one year	$32.8	$31.3	$28.4

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Remediation costs are recognized in cost of goods sold.

The provisions for remediation represent the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2016 represents the accretion expense recognized of $3.4 million and a further $1.3 million primarily in respect of changes in the expected cost and scope of future remediation activities. A discount rate of 8.92% was used in valuing the remediation provision.

We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so.

Remediation expenditure utilized provisions of $2.7 million, $2.6 million and $2.0 million in 2016, 2015 and 2014, respectively.

Note 13.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2016, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$101.9	$101.9	$136.9	$136.9
Short-term investments	0.0	0.0	4.8	4.8
Derivatives (Level 1 measurement):
Other non-current assets:
Interest rate swaps	0.4	0.4	0.0	0.0

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$268.8	$268.8	$131.6	$131.6
Finance leases (including current portion)	4.5	4.5	3.1	3.1
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.6	0.6	0.3	0.3
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	9.8	9.8	7.8	7.8
Acquisition-related contingent consideration	1.1	1.1	54.6	54.6

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents, and short-term investments: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the term loan and revolving credit facility, which are shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the payments under the interest rate swaps. Finance leases relate to certain fixed assets in our oilfield services business. The carrying amount of long-term debt and finance leases approximates to the fair value.

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable at December 31, 2016 has been calculated based on the actual trading results although the amount to be paid is subject to final agreement with the previous owners.

Derivatives: The fair value of derivatives relating to interest rate swaps, foreign currency forward exchange contracts and commodity swaps are derived from current settlement prices and comparable contracts using current assumptions. Interest rate swaps relate to contracts taken out to hedge interest rate risk on a portion of our credit facilities borrowing. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

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

The Company enters into interest rate swap contracts to reduce interest rate risk on its core debt. As at 31 December 2016, interest rate swaps with a notional value of $160,000,000 were in place. Fixed interest rates payable under the interest rate swaps vary from 1.41% to 1.67%. Interest rate swaps in place to hedge interest rate risk on the term loan are for a notional value that matches the repayment profile of the term loan. These interest rate swap contracts have been designated as hedging instruments, and their impact on other comprehensive loss for 2016 was a gain of $0.4 million.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2016 the contracts have maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2016 was a gain of $4.4 million.

As at December 31, 2016 and December 31, 2015 the Company did not hold any raw material derivatives.

The Company sells a range of specialty chemicals to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $5.2 million in 2016, $4.5 million in 2015 and $3.7 million in 2014. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2017	$4.5
2018	3.6
2019	2.2
2020	1.5
2021	1.0
Thereafter	4.5

$17.3

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2016, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.7 million.

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

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2016	2015	2014	2016	2015	2014
At January 1	29,555	29,555	29,555	5,453	5,263	5,208
Exercise of options	0	0	0	(152)	(152)	(105)
Stock purchases	0	0	0	182	342	160

At December 31	29,555	29,555	29,555	5,483	5,453	5,263

At December 31, 2016, the Company had authorized common stock of 40,000,000 shares (2015 – 40,000,000). Issued shares at December 31, 2016, were 29,554,500 (2015 – 29,554,500) and treasury stock amounted to 5,483,341 shares (2015 – 5,453,078).

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

	2016	2015	2014
Dividend yield	1.38%	1.03%	1.34%
Expected life	5 years	5 years	5 years
Volatility	25.11%	25.5%	30.7%
Risk free interest rate	0.91%	1.05%	0.97%

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	667,439	$19.87	$20.19
Granted – at discount	67,546	$0.00	$38.13
– at market value	24,794	$44.34	$9.17
Exercised	(151,164)	$14.38	$19.63
Forfeited	(37,621)	$14.49	$24.83

Outstanding at December 31, 2016	570,994	$20.38	$21.68

At December 31, 2016, there were 68,796 stock options that were exercisable, 20,417 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for 2016, 2015 and 2014 was $3.3 million, $3.7 million and $2.6 million, respectively. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $2.8 million, $2.4 million and $0.9 million, respectively.

The total compensation cost related to non-vested stock options not yet recognized at December 31, 2016 was $3.6 million and this cost is expected to be recognized over the weighted-average period of 1.92 years.

The cash tax benefit realized from stock option exercises totaled $0.9 million, $1.3 million and $0.9 million in 2016, 2015 and 2014, respectively. The excess tax benefit classified in financing activities was $1.0 million, $0.5 million and $0.4 million in 2016, 2015 and 2014, respectively.

No stock options awards were modified in 2016, 2015 or 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2016 the liability for SEUs of $9.8 million is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2016	2015	2014
Dividend yield	0.98%	1.12%	1.29%
Volatility	25.2%	24.6%	26.0%
Risk free interest rate	1.47%	1.31%	1.10%

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2016:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	279,750	$3.79	$31.72
Granted – at discount	70,153	$0.00	$36.05
– at market value	7,316	$44.18	$9.11
Exercised	(66,424)	$4.32	$27.28
Forfeited	(10,980)	$3.61	$31.66

Outstanding at December 31, 2016	279,815	$3.77	$33.40

At December 31, 2016, there were 48,964 SEUs that were exercisable, 46,260 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for 2016, 2015 and 2014 was $4.7 million, $4.9 million and $2.0 million, respectively. The total intrinsic value of SEUs exercised in 2016, 2015 and 2014 was $1.8 million, $2.4 million and $3.7 million, respectively.

The weighted-average remaining vesting period of non-vested SEUs is 1.40 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional exceptional long-term incentive plan

In the first quarter of 2014, Innospec implemented an additional exceptional long-term incentive plan to reward selected executives with a cash bonus for delivering exceptional performance. One of the elements of the plan is payable only if the Innospec share performance matches or out-performs that of competitors, as measured by the Russell 2000 Total Return Index, over the performance period January 1, 2014 to December 31, 2016. The maximum cash bonus payable under this element of the plan is $3.0 million and is accounted for as share-based compensation. The fair value of these liability cash-settled long-term incentives was calculated to be $3.0 million as at December 31, 2016. Payment of the liability is expected in the first quarter of 2017.

Note 18.    Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for 2016 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(1.1)	See (1) below
Amortization of actuarial net losses	2.6	See (1) below

	1.5	Total before tax
	(0.3)	Income tax expense

	1.2	Net of tax

Total reclassifications	$1.2	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for 2016, net of tax, were:

(in millions)	Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2015	$0.0	$(50.9)	$(60.0)	$(110.9)

Other comprehensive income/(loss) before reclassifications	0.3	0.0	(20.5)	(20.2)
Amounts reclassified from AOCL	0.0	1.2	0.0	1.2
Actuarial net gains arising during the year	0.0	3.7	0.0	3.7

Net current period other comprehensive income/(loss)	0.3	4.9	(20.5)	(15.3)

Balance at December 31, 2016	$0.3	$(46.0)	$(80.5)	$(126.2)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016 as it provides for a more simplified presentation of deferred tax balances. As a result, we have presented all deferred tax assets and liabilities as non-current on our consolidated balance sheet as of December 31, 2016, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how Share-based payments are accounted for and presented in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company has determined that the new standard will not have a significant effect on its ongoing financial reporting and will adopt the new standard for the year ended December 31, 2017.

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers other than Inventory. The ASU is intended to simplify the taxation of certain intra-entity sales of assets. ASU 2016-16 is effective for financial statements issued for fiscal years beginning after December 15, 2017 (and interim periods within those fiscal years) with early adoption permitted. The Company has not chosen early adoption of ASU 2016-16 and has determined that the new standard will not have a significant effect on its ongoing financial reporting.

Note 20.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2016, 2015 and 2014 the Company incurred fees payable to SGR of $0.5 million, $0.3 million and $1.1 million, respectively. As at December 31, 2016, the amount due to SGR from the Company was $0.0 million (December 31, 2015 – $0.1 million).

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2016.

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

On December 30, 2016, the Company acquired the European Differentiated Surfactants business from Huntsman Investments (Netherlands) B.V. (“Huntsman”). Management

excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting Huntsman’s internal control over financial reporting associated with total assets of $228.2 million (of which $107.4 million represents goodwill and other intangibles included within the scope of the assessment) and total revenues of $0.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016.

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2016.

Our independent registered public accounting firm KPMG Audit Plc, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

The information set forth under the headings “Re-Election of Two Class I Directors”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2017 (“the Proxy Statement”) is incorporated herein by reference.

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

The Company intends to disclose on its’ website www.innospecinc.com any amendments to, or waivers from, its’ Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” in the Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2017 Proxy Statement is incorporated herein by reference.

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

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG Audit Plc dated February 15, 2017, are set forth in Item 8.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

(3)	Exhibits

	2.1	Amended and Restated Share and Asset Purchase Agreement, dated as of December 22, 2016, by and between Huntsman Investments (Netherlands) B.V. and Innospec International Ltd (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K on January 3, 2017).

	3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on March 16, 2006).

	3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

	10.1	Executive Service Agreement of Mr. PJ Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

	10.2	Contract of Employment, Mr. Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

	10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

	10.4	Contract of Employment, Mr. Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

	10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

	10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011).*

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. Sharesave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Contract of Employment, Mr. David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.12	Letters dated December 1, 2010 from the Board of Directors to the following officers regarding one off bonus payments: Patrick Williams, Ian P Cleminson, Philip J Boon, Ian McRobbie and Brian Watt (Incorporated by reference to Exhibit 10.12, 10.13, 10.14, 10.15 and 10.16 of the Company’s Form 10-K on February 18, 2011).*

10.13	Reward for Exceptional Performance One off Bonus Plan: January 2008 – December 2012: Brian Watt (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q on November 1, 2012). *

10.14	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.15	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.16	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.17	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.18	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.19	Increase Confirmation Letter, dated July 31, 2014, among the Company, certain subsidiaries of the Company, and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2014).

10.20	Second Amendment and Restatement Agreement, dated November 6, 2015, relating to the Facility Agreement dated December 14, 2011 as previously amended and restated on August 28, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on November 9, 2015).

10.21	Executive Service Agreement of Mr. Patrick J McDuff dated May 7, 2015 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 8, 2015). *

10.22	Executive Service Letter to Mr. Philip J Boon dated October 15, 2015. (Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K on February 17, 2016) *

10.23	Third Amendment and Restatement Agreement with various lenders, dated December 14, 2016, which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on December 16, 2016).

10.24	Settlement Agreement made and entered into as of February 26, 2016 between Innospec Fuel Specialties LLC and Mr. Patrick J McDuff (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on March 3, 2016). *

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated) (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K on February 17, 2012).

16	Letter regarding change in certifying accountant dated June 17, 2011 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K on June 17, 2011).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

*	Denotes a management contract or compensatory plan.

Item 16	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2017:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ PATRICK S. WILLIAMS Patrick S. Williams	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER J. PARSONS Christopher J. Parsons	Head of Group Finance (Principal Accounting Officer)

/s/ HUGH G. C. ALDOUS Hugh G. C. Aldous	Director

/s/ DAVID F. LANDLESS David F. Landless	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ JOACHIM ROESER Joachim Roeser	Director