Form 10-Q
period 2017-03-31
INNOSPEC INC.
filed 2017-05-10
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2017
Common Stock, par value $0.01	24,130,761

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example,) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2016 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2017	2016

Net sales	$294.3	$212.1
Cost of goods sold	(203.4)	(135.9)

Gross profit	90.9	76.2
Operating expenses:
Selling, general and administrative	(55.3)	(43.9)
Research and development	(7.4)	(6.9)
Adjustment to fair value of contingent consideration	0.0	1.6
Loss on disposal of subsidiary	0.0	(1.4)
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0

Total operating expenses	(64.5)	(50.6)

Operating income	26.4	25.6
Other net expense	(1.0)	(0.3)
Interest expense, net	(2.2)	(0.8)

Income before income taxes	23.2	24.5
Income taxes	(6.0)	(5.6)

Net income	$17.2	$18.9

Earnings per share:
Basic	$0.71	$0.79

Diluted	$0.70	$0.77

Weighted average shares outstanding (in thousands):
Basic	24,087	24,019

Diluted	24,527	24,483

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Net income	$17.2	$18.9

Other comprehensive income:
Changes in cumulative translation adjustment, net of tax of $(0.1) million and $0.4 million, respectively	3.5	1.6
Changes in unrealized gains on derivative instruments, net of tax of $(0.1) million and $0.0 million, respectively	0.2	0.0
Amortization of prior service credit, net of tax of $0.1 million and $0.1 million, respectively	(0.2)	(0.2)
Amortization of actuarial net losses, net of tax of $(0.2) million and $(0.2) million, respectively	1.0	0.5

Total other comprehensive income	4.5	1.9

Total comprehensive income	$21.7	$20.8

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2017	December 31, 2016
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$45.4	$101.9
Trade and other accounts receivable (less allowances of $4.2 million and $4.7 million, respectively)	219.3	154.4
Inventories (less allowances of $9.2 million and $8.6 million, respectively):
Finished goods	140.3	118.1
Raw materials	58.7	55.7

Total inventories	199.0	173.8
Prepaid expenses	7.2	6.2
Prepaid income taxes	5.2	4.8

Total current assets	476.1	441.1
Property, plant and equipment:
Gross cost	278.1	251.8
Less accumulated depreciation	(101.0)	(94.4)

Net property, plant and equipment	177.1	157.4
Goodwill	335.4	374.8
Other intangible assets	171.2	144.4
Deferred tax assets	14.3	14.9
Pension asset	50.2	48.0
Other non-current assets	1.1	0.8

Total assets	$1,225.4	$1,181.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2017	December 31, 2016
	(Unaudited)

Liabilities and Equity
Current liabilities:
Accounts payable	$97.5	$59.6
Accrued liabilities	90.4	94.3
Current portion of long term debt	10.3	10.3
Current portion of finance leases	2.0	1.6
Current portion of plant closure provisions	6.4	6.7
Current portion of accrued income taxes	13.9	9.4
Current portion of acquisition-related contingent consideration	1.1	1.1
Current portion of deferred income	0.1	0.1

Total current liabilities	221.7	183.1
Long-term debt, net of current portion	228.7	258.5
Finance leases, net of current portion	2.7	2.9
Plant closure provisions, net of current portion	34.2	32.8
Unrecognized tax benefits	2.3	2.3
Deferred tax liabilities	43.3	32.3
Pension liability	14.6	14.2
Deferred income, net of current portion	0.5	0.5
Other non-current liabilities	0.9	1.0

Total liabilities	548.9	527.6

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	315.7	315.1
Treasury stock (5,423,738 and 5,483,341 shares at cost, respectively)	(97.1)	(97.5)
Retained earnings	579.0	561.8
Accumulated other comprehensive loss	(121.7)	(126.2)

Total Innospec stockholders’ equity	676.2	653.5
Non-controlling interest	0.3	0.3

Total equity	676.5	653.8

Total liabilities and equity	$1,225.4	$1,181.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Cash Flows from Operating Activities
Net income	$17.2	$18.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.3	9.2
Adjustment to fair value of contingent consideration	0.0	(1.6)
Deferred taxes	1.0	0.3
Loss on disposal of subsidiary	0.0	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Cash contributions to defined benefit pension plans	(0.2)	(0.3)
Non-cash movements on defined benefit pension plans	(0.9)	(1.6)
Stock option compensation	1.0	0.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(64.2)	(9.1)
Inventories	(22.8)	7.9
Prepaid expenses	(1.0)	0.7
Accounts payable and accrued liabilities	31.4	(21.1)
Accrued income taxes	3.9	0.4
Plant closure provisions	1.1	0.3
Other non-current assets and liabilities	(0.5)	0.4

Net cash (used in)/provided by operating activities	(19.9)	6.7

Cash Flows from Investing Activities
Capital expenditures	(6.7)	(3.1)
Business combinations, net of cash acquired	0.0	1.8
Sale of short-term investments	0.0	3.1

Net cash (used in)/provided by investing activities	(6.7)	1.8

Cash Flows from Financing Activities
Proceeds from revolving credit facility	0.0	18.0
Repayments of revolving credit facility	(30.0)	(5.0)
Repayments of finance leases	(0.6)	(0.2)
Receipt of short-term borrowing	0.0	6.8
Payment for acquisition-related contingent consideration	0.0	(44.0)
Issue of treasury stock	1.0	0.2
Repurchase of common stock	(0.9)	(8.2)

Net cash used in financing activities	(30.5)	(32.4)
Effect of foreign currency exchange rate changes on cash	0.6	0.4

Net change in cash and cash equivalents	(56.5)	(23.5)
Cash and cash equivalents at beginning of period	101.9	136.9

Cash and cash equivalents at end of period	$45.4	$113.4

Amortization of deferred finance costs of $0.2 million (2016 – $0.1 million) are included in depreciation and amortization in the consolidated statement of cash flow but in interest expense in the consolidated statement of income.

As disclosed in Note 15 we have recast certain 2016 amounts to conform to new accounting standards.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity

Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8
Net income				17.2			17.2
Changes in unrealized gains on derivative instruments, net of tax					0.2		0.2
Changes in cumulative translation adjustment, net of tax					3.5		3.5
Treasury stock reissued		(0.4)	1.3				0.9
Treasury stock repurchased			(0.9)				(0.9)
Stock option compensation		1.0					1.0
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					1.0		1.0

Balance at March 31, 2017	$0.3	$315.7	$(97.1)	$579.0	$(121.7)	$0.3	$676.5

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the financial statements to be fairly stated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 15, 2017.

The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.

The Company reports its financial performance based on the four reportable segments Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives. Our reportable segments were changed in the second quarter of 2016 as explained in our Annual Report on Form 10-K. We have recast certain prior 2016 amounts to conform to the way we now internally manage and monitor segment performance.

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENT REPORTING

The Company reports its financial performance based on the four reportable segments Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is expected to decline in the near future as our one remaining refinery customer transitions to unleaded fuel.

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2017	2016
Net Sales:
Refinery and Performance	$100.4	$98.2
Other	26.0	25.2

Fuel Specialties	126.4	123.4

Personal Care	47.5	32.3
Home Care	26.9	0.3
Other	20.1	2.1

Performance Chemicals	94.5	34.7
Oilfield Services	66.5	36.2
Octane Additives	6.9	17.8

	$294.3	$212.1

	Three Months Ended March 31
(in millions)	2017	2016
Net sales:
Fuel Specialties	$126.4	$123.4
Performance Chemicals	94.5	34.7
Oilfield Services	66.5	36.2
Octane Additives	6.9	17.8

	$294.3	$212.1

Gross profit:
Fuel Specialties	$46.1	$42.0
Performance Chemicals	16.7	10.8
Oilfield Services	25.4	11.6
Octane Additives	2.7	11.8

	$90.9	$76.2

Operating income:
Fuel Specialties	$26.8	$23.9
Performance Chemicals	6.0	4.4
Oilfield Services	3.0	(5.5)
Octane Additives	2.0	11.0
Pension credit	1.1	1.8
Corporate costs	(10.7)	(10.2)
Adjustment to fair value of contingent consideration	0.0	1.6
Loss on disposal of subsidiary	0.0	(1.4)
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0

Total operating income	$26.4	$25.6

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2017	2016
Depreciation:
Fuel Specialties	$1.0	$0.9
Performance Chemicals	2.2	0.5
Oilfield Services	1.6	1.4
Octane Additives	0.2	0.1
Corporate	0.2	0.2

	$5.2	$3.1

Amortization:
Fuel Specialties	$0.2	$0.2
Performance Chemicals	1.9	1.0
Oilfield Services	3.0	3.0
Corporate	1.8	1.8

	$6.9	$6.0

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2017	2016
Numerator (in millions):
Net income available to common stockholders	$17.2	$18.9

Denominator (in thousands):
Weighted average common shares outstanding	24,087	24,019
Dilutive effect of stock options and awards	440	464

Denominator for diluted earnings per share	24,527	24,483

Net income per share, basic:	$0.71	$0.79

Net income per share, diluted:	$0.70	$0.77

In the three months ended March 31, 2017, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 9,422 (three months ended March 31, 2016 – 0).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	December 31, 2016	Movement in the period	March 31, 2017

Gross cost (1)	$611.3	$(39.4)	$571.9
Accumulated impairment losses	(236.5)	0.0	(236.5)

Net book amount	$374.8	$(39.4)	$335.4

(1)	Gross cost for 2017 and 2016 is net of $298.5 million of historical accumulated amortization.

Acquisition of Huntsman European Differentiated Surfactants Business

On December 30, 2016 the Company acquired the European Differentiated Surfactants business (“Huntsman”) from Huntsman Investments (Netherlands) B.V.. We purchased the business for total consideration of $199.2 million subject to working capital adjustments.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates become available but does not exceed twelve months. During the three months ended March 31, 2017, we have reviewed the fair values of assets acquired and liabilities assumed in the acquisition of Huntsman, resulting in a $39.3 million increase in assets acquired and a corresponding decrease in goodwill. The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to assets and liabilities assumed for the business:

(in millions)	Huntsman
Goodwill	$68.1
Other intangible assets	33.5
Fixed assets	92.7
Other net assets acquired	4.9

Purchase price, net of cash acquired	$199.2

The Company has provisionally allocated $33.5 million of the purchase price to other intangible assets which we are amortizing on a straight-line basis to the income statement over an estimated expected life of 10 years. These intangible assets principally relate to customer relationships and an amortization expense of $0.9 million was recognized in selling, general and administrative expenses for the three months ended March 31, 2017 (three months ended March 31, 2016 - $0.0 million).

The Company has recorded measurement period adjustments to increase the fair value of the acquired tangible fixed assets of $16.2 million, a deferred tax liability of $10.3 million related to the fair valuations of intangible and tangible fixed assets and adjustments to other net assets totalling $0.1 million. The final purchase price, including net working capital adjustments, and fair value review of assets and liabilities acquired has not been finalized as at March 31, 2017.

Huntsman, and the associated goodwill and other intangible assets, are included within our Performance Chemicals segment for management and reporting purposes. There is currently no goodwill amortizable for tax purposes.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2017	2016
Gross cost at January 1	$248.6	$248.6
Acquisitions	33.5	0.0
Exchange effect	0.1	0.0

Gross cost at March 31	282.2	248.6

Accumulated amortization at January 1	(104.2)	(79.9)
Amortization expense	(6.9)	(6.0)
Exchange effect	0.1	(0.1)

Accumulated amortization at March 31	(111.0)	(86.0)

Net book amount at March 31	$171.2	$162.6

Amortization expense

	Three Months Ended March 31
(in millions)	2017	2016
Product rights	$(0.9)	$(0.9)
Brand names	(0.3)	(0.3)
Technology	(0.9)	(0.9)
Customer relationships	(2.6)	(1.7)
Non-compete agreements	(0.2)	(0.2)
Marketing related	(0.2)	(0.2)
Internally developed software	(1.8)	(1.8)

Total	$(6.9)	$(6.0)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended March 31
(in millions)	2017	2016

Plan net pension credit/(charge):
Service cost	$(0.2)	$(0.2)
Interest cost on projected benefit obligation	(3.7)	(5.4)
Expected return on plan assets	5.9	7.8
Amortization of prior service credit	0.3	0.3
Amortization of actuarial net losses	(1.2)	(0.7)

	$1.1	$1.8

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three months ended March 31, 2017 was $0.2 million (three months ended March 31, 2016 - $0.2 million).

As at March 31, 2017, our Performance Chemicals segment has pension schemes in its European businesses with a liability of $4.2 million (December 31, 2016 - $4.1 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total

Opening balance at January 1, 2017	$2.2	$0.1	$2.3
Decrease for prior period tax positions	0.0	0.0	0.0

Closing balance at March 31, 2017	2.2	0.1	2.3
Current	0.0	0.0	0.0

Non-current	$2.2	$0.1	$2.3

All of the unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at March 31, 2017.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2017	December 31, 2016
Revolving credit facility	$131.0	$161.0
Term loan	110.0	110.0
Deferred finance costs	(2.0)	(2.2)

	$239.0	$268.8

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

Movements in the provisions are summarized as follows:

	Three Months Ended March 31
(in millions)	2017	2016
Total at January 1	$39.5	$37.7
Charge for the period	1.5	1.1
Utilized in the period	(0.4)	(0.8)
Exchange effect	0.0	0.1

Total at March 31	40.6	38.1
Due within one year	(6.4)	(5.4)

Due after one year	$34.2	$32.7

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$45.4	$45.4	$101.9	$101.9
Derivatives (Level 1 measurement):
Other non-current assets:
Interest rate swaps	0.7	0.7	0.4	0.4

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$239.0	$239.0	$268.8	$268.8
Finance leases (including current portion)	4.7	4.7	4.5	4.5
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.5	0.5	0.6	0.6
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	8.9	8.9	9.8	9.8

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

Derivatives: The fair value of derivatives relating to interest rate swaps and foreign currency forward exchange contracts are derived from current settlement prices and comparable contracts using current assumptions. Interest rate swaps relate to contracts taken out to hedge interest rate risk on a portion of our credit facilities borrowing. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar and changes in U.S. LIBOR.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2017 the contracts have maturity dates of up to eighteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2017 was a loss of $0.5 million (first three months of 2016: gain of $1.5 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first three months of 2017 was a gain of $0.3 million (first three months of 2016: $0.0 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2017, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.0 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2016	570,994	$20.38	$21.68
Granted - at discount	76,664	$0.00	$62.22
- at market value	18,843	$70.60	$16.84
Exercised	(72,994)	$12.92	$24.77
Forfeited	(2,281)	$9.62	$24.60

Outstanding at March 31, 2017	591,226	$20.30	$26.43

At March 31, 2017, there were 51,265 stock options that were exercisable, of which 11,695 had performance conditions attached.

The stock option compensation cost for the first three months of 2017 was $1.0 million (2016 – $0.9 million). The total intrinsic value of options exercised in the first three months of 2017 was $1.8 million (2016 – $1.5 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2017 was $9.1 million and this cost is expected to be recognized over the weighted-average period of 2.40 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2017:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value

Outstanding at December 31, 2016	279,815	$3.77	$33.40
Granted - at discount	174,249	$0.00	$62.83
- at market value	5,530	$70.60	$16.84
Exercised	(29,989)	$6.21	$26.38
Forfeited	(11,775)	$0.00	$32.69

Outstanding at March 31, 2017	417,830	$3.02	$45.97

At March 31, 2017 there were 59,624 SEUs that are exercisable, of which 54,256 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first three months of 2017 was $0.9 million (2016 – a credit of $1.0 million). The total intrinsic value of SEUs exercised in the first three months of 2017 was $0.9 million (2016 - $1.1 million).

The weighted-average remaining vesting period of non-vested SEUs is 2.04 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first three months of 2017 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented

Foreign currency translation items:
Liquidation of subsidiary	$1.8	Loss on liquidation of subsidiary
Defined benefit pension plan items:
Amortization of prior service credit	$(0.3)	See (1) below
Amortization of actuarial net losses	1.2	See (1) below

	2.7	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$2.6	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2017, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total

Balance at December 31, 2016	$0.3	$(46.0)	$(80.5)	$(126.2)

Other comprehensive income before reclassifications	0.2	0.0	3.5	3.7
Amounts reclassified from AOCL	0.0	0.8	0.0	0.8

Total other comprehensive income	0.2	0.8	3.5	4.5

Balance at March 31, 2017	$0.5	$(45.2)	$(77.0)	$(121.7)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 2017, we prospectively adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-based Payment Accounting which amends ASC Topic 718, Compensation Stock Compensation. The Standard requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than additional paid in capital. The calculation of excess tax benefits or deficiencies is based on the difference between market value of an award at the vesting or at the time of exercise compared to the grant date fair value recognized as compensation expense in the consolidated statements of income. The Company expects the effective tax rate including stock compensation to vary quarter to quarter depending on the amount of pre-tax net income and on the timing of the stock option exercises. The Company has elected to restate prior period comparatives for cash flow purposes. Additionally, the guidance allows for an election to account for forfeitures related to share based payments either as they occur or an estimation method. We elected to calculate share-based compensation using actual forfeitures. This has not had a significant impact on our financial reporting.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2017 the Company incurred fees from SGR of $0.1 million (2016 – $0.2 million). As at March 31, 2017, the amount due to SGR from the Company was $0.0 million (December 31, 2016 - $0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2017

This discussion should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to business combinations, environmental liabilities, pensions, deferred tax and uncertain income tax positions, goodwill and property, plant and equipment and other intangible assets (net of amortization). These policies have been discussed in the Company’s 2016 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reports its financial performance based on the four reportable segments Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives. Our reportable segments were changed in the second quarter of 2016 as explained in our 2016 Annual Report on Form 10-K. We have recast certain prior period amounts to conform to the way we now internally manage and monitor segment performance.

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2017	2016

Net sales:
Fuel Specialties	$126.4	$123.4
Performance Chemicals	94.5	34.7
Oilfield Services	66.5	36.2
Octane Additives	6.9	17.8

	$294.3	$212.1

Gross profit:
Fuel Specialties	$46.1	$42.0
Performance Chemicals	16.7	10.8
Oilfield Services	25.4	11.6
Octane Additives	2.7	11.8

	$90.9	$76.2

Operating income:
Fuel Specialties	$26.8	$23.9
Performance Chemicals	6.0	4.4
Oilfield Services	3.0	(5.5)
Octane Additives	2.0	11.0
Pension credit	1.1	1.8
Corporate costs	(10.7)	(10.2)
Adjustment to fair value of contingent consideration	0.0	1.6
Loss on disposal of subsidiary	0.0	(1.4)
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0

Total operating income	$26.4	$25.6

	Three Months Ended March 31
(in millions, except ratios)	2017	2016	Change

Net sales:
Fuel Specialties	$126.4	$123.4	$3.0	+2%
Performance Chemicals	94.5	34.7	59.8	+172%
Oilfield Services	66.5	36.2	30.3	+84%
Octane Additives	6.9	17.8	(10.9)	-61%

	$294.3	$212.1	$82.2	+39%

Gross profit:
Fuel Specialties	$46.1	$42.0	$4.1	+10%
Performance Chemicals	16.7	10.8	5.9	+55%
Oilfield Services	25.4	11.6	13.8	+119%
Octane Additives	2.7	11.8	(9.1)	-77%

	$90.9	$76.2	$14.7	+19%

Gross margin (%):
Fuel Specialties	36.5	34.0	+2.5
Performance Chemicals	17.7	31.1	-13.4
Oilfield Services	38.2	32.0	+6.2
Octane Additives	39.1	66.3	-27.2
Aggregate	30.9	35.9	-5.0

Operating expenses:
Fuel Specialties	$(19.3)	$(18.1)	$(1.2)	+7%
Performance Chemicals	(10.7)	(6.4)	(4.3)	+67%
Oilfield Services	(22.4)	(17.1)	(5.3)	+31%
Octane Additives	(0.7)	(0.8)	0.1	-13%
Pension credit	1.1	1.8	(0.7)	-39%
Corporate costs	(10.7)	(10.2)	(0.5)	+5%
Adjustment to fair value of contingent consideration	0.0	1.6	(1.6)	-100%
Loss on disposal of subsidiary	0.0	(1.4)	1.4	+100%
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	(1.8)	n/a

	$(64.5)	$(50.6)	$(13.9)	+27%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2017
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+19	-2	0	+58	+8
Price and product mix	-11	+2	+8	-58	-5
Exchange rates	0	-3	0	0	-1

	+8	-3	+8	0	+2

Volumes in the Americas were higher than the first quarter of 2016 as a result of increased demand following a slower than normal end to 2016. Volumes in EMEA decreased slightly due to the phasing of demand between the current and prior quarter. Volumes in ASPAC were unchanged. Price and product mix in the Americas was adversely impacted by the increased sales of lower margin products. Price and product mix in EMEA and ASPAC benefited from increased sales of higher margin products. AvTel volumes were higher than the prior year due to the normal variations in the timing of demand, together with an adverse price and product mix due to a change in customer mix in the first quarter of 2017. EMEA was adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 2.5 percentage points was driven by increased sales of higher margin products partly offset by an adverse price and product mix. The effect of weaker exchange rates versus the U.S. dollar did not significantly impact gross margin.

Operating expenses: the year on year increase of $1.2 million was driven by increased accruals for share-based compensation based on the performance of the Innospec share price in the first quarter of 2017 compared to the first quarter of 2016.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2017
Change (%)	Americas	EMEA	ASPAC	Acquisition	Total
Volume	+3	-4	+17	0	+3
Acquisition	0	0	0	+169	+169
Price and product mix	-1	+13	-5	0	+1
Exchange rates	0	-4	-4	0	-1

	+2	+5	+8	+169	+172

Excluding the acquisition of Huntsman, increased Personal Care demand led to higher volumes in the Americas and ASPAC partly offset by pricing pressures which adversely affected the price and product mix. Volumes in EMEA were lower due to a decrease in Personal Care demand which was offset by a strongly favorable price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar. Sales growth from the acquisition of our Huntsman business at the end of 2016 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year decrease of 13.4 percentage points was driven by the dilutive effect of lower margins for our Huntsman business.

Operating expenses: the year on year increase of $4.3 million is principally related to the acquisition of our Huntsman business.

Oilfield Services

Net sales: the year on year increase of $30.3 million was due to an increase in customer demand for all our product lines following the increase in customer activity in the latter part of 2016 as oil prices increased. Overall volumes increased by 115 percent year on year, partly offset by an adverse price and product mix of 31 percent.

Gross margin: the year on year increase of 6.2 percentage points was primarily driven by increased sales of higher margin products in our production business.

Operating expenses: the year on year increase of $5.3 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.

Octane Additives

Net sales: have decreased by $10.9 million compared to the prior year due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease of 27.2 percentage points was due to adverse manufacturing variances in the first quarter of 2017 compared to favorable manufacturing variances in the first quarter of 2016. Lower sales volumes year on year for the quarter generate a higher impact on gross margins than the longer term average.

Operating expenses: the year on year decrease of $0.1 million was partly due to a reduction in the provisions for doubtful debts.

Other Income Statement Captions

Pension credit: is non-cash, and was a $1.1 million net credit in 2017 compared to a $1.8 million net credit in 2016 driven by an increase in the amortization of actuarial net losses.

Corporate costs: the year on year increase of $0.5 million related to $0.7 million higher costs related to corporate activities required to support our Huntsman acquisition; a $0.9 million increase related to higher accruals for share-based compensation based on the performance of the Innospec share price in the first quarter of 2017 compared to the first quarter of 2016; partly offset by the timing of expenditure, efficient cost management and the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Adjustment to fair value of contingent consideration: there has been no adjustment to the fair value of the contingent consideration payable in the first quarter of 2017. The contingent consideration credit of $1.6 million in the first quarter of 2016 was based on management’s forecasts of the business trading performance at that time.

Foreign exchange loss on liquidation of subsidiary: the $1.8 million loss relates to the reclassification of historic foreign exchange translations of net assets from accumulated other comprehensive losses, for our captive insurance company which was liquidated in the first quarter of 2017.

Loss on disposal of subsidiary: there was a $1.4 million loss in the first quarter of 2016 to account for the finalization of the assets and liabilities disposed of for our Aroma chemicals business.

Other net income/(expense): other net expense of $1.0 million related to $0.5 million of losses on translation of net assets denominated in non-functional currencies in our European businesses, together with losses of $0.5 million on foreign currency forward exchange contracts. In the prior year, other net expense of $0.3 million primarily related to $1.8 million of losses on translation of net assets denominated in non-functional currencies in our European businesses, partly offset by gains of $1.5 million on foreign currency forward exchange contracts.

Interest expense, net: was $2.2 million in 2017 compared to $0.8 million in 2016, driven by the additional term loan related to the acquisition of Huntsman and the recent rise in LIBOR impacting our revolving credit facility borrowing.

Income taxes: The effective tax rate was 25.9% and 22.9% for the first three months of 2017 and 2016, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.6% in 2017 compared with 20.1% in 2016. The 4.5% increase in the adjusted effective tax rate was primarily due to the first quarter of 2017 benefiting, to a lesser extent, from the positive impact of taxable profits in different geographical locations as compared to the first quarter of 2016. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

	Three Months Ended March 31
(in millions)	2017	2016

Income before income taxes	$23.2	$24.5
Adjustment to fair value of contingent consideration	0.0	(2.0)
Loss on disposal of subsidiary	0.0	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Adjustment to fair value acquisition accounting	1.7	0.0
Adjustment for stock compensation	1.8	0.0

	$28.5	$23.9

Income taxes	$6.0	$5.6
Tax on adjustment to fair value of contingent consideration	0.0	(0.8)
Tax on adjustment to fair value acquisition accounting	0.3	0.0
Excess tax benefit on stock compensation	0.7	0.0

	$7.0	$4.8

GAAP effective tax rate	25.9%	22.9%
Adjusted effective tax rate	24.6%	20.1%

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

(in millions)	March 31, 2017	December 31, 2016
Total current assets	$476.1	$441.1
Total current liabilities	(221.7)	(183.1)

Working capital	254.4	258.0
Less cash and cash equivalents	(45.4)	(101.9)
Less prepaid income taxes	(5.2)	(4.8)
Add back current portion of accrued income taxes	13.9	9.4
Add back current portion of long-term debt	10.3	10.3
Add back current portion of finance leases	2.0	1.6
Add back current portion of plant closure provisions	6.4	6.7
Add back current portion of acquisition-related contingent consideration	1.1	1.1
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$237.6	$180.5

In 2017 our working capital decreased by $3.6 million, while our adjusted working capital has increased by $57.1 million.    The acquisition of Huntsman accounted for approximately $29 million of these movements as we completed a one-off working capital funding requirement, with the remainder being driven by increased inventories and accounts receivables across our businesses.

We had a $64.9 million increase in trade and other accounts receivable primarily related to the acquisition of Huntsman in our Performance Chemicals segment and from the increased sales in our Oilfield Services segment. Days’ sales outstanding in our Fuel Specialties segment increased from 45 days to 51 days; increased in our Performance Chemicals segment from 55 days to 66 days; and increased from 54 days to 55 in our Oilfield Services segment.

We had a $25.2 million increase in inventories, which is related to increases in all our segments to align with the timing of demand from customers. Days’ sales in inventory in our Fuel Specialties segment increased from 84 days to 99 days; decreased in our Performance Chemicals segment from 94 days to 61 days; and increased from 72 to 77 days in our Oilfield Services segment.

Prepaid expenses increased by $1.0 million from $6.2 million to $7.2 million due to the timing of invoicing.

We had a $34.0 million increase in accounts payable and accrued liabilities primarily related to the Huntsman acquisition in our Performance Chemicals segment. Creditor days in our Fuel Specialties segment increased from 28 days to 30 days; in our Performance Chemicals segment increased from 32 days to 52 days; and increased from 32 days to 40 days in our Oilfield Services segment.

Operating Cash Flows

We have used cash in operating activities of $19.9 million in the first three months of 2017 compared to generating cash of $6.7 million in the first three months of 2016 primarily due the working capital requirements of our recently acquired Huntsman business partly offset by favorable movements in accrued income taxes.

Cash

At March 31, 2017 and December 31, 2016 we had cash and cash equivalents of $45.4 million and $101.9 million, respectively, of which $42.1 million and $90.2 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Debt

At March 31, 2017, the Company had $131.0 million of debt outstanding under the revolving credit facility, $110.0 million of debt outstanding on our term loan and $4.7 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment. Long-term debt at March 31, 2017 is reported net of deferred finance costs of $2.0 million (December 31, 2016 - $2.2 million).

At December 31, 2016, we had $161.0 million of debt outstanding under the revolving credit facility, $110.0 million of debt outstanding on our term loan and $4.5 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment.

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

The Company’s exposure to market risk has been discussed in the Company’s 2016 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

On December 30, 2016 we acquired the European Differentiated Surfactants business from Huntsman (“Huntsman”). We excluded the operations of Huntsman from the scope of our Sarbannes-Oxley Section 404 report on internal controls over financial reporting as of December 31, 2016. We are currently in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in 2017.

There were no other changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part 1 of our 2016 Form 10-K . In management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 3, 2015 the Company announced that its board of directors has authorized a share repurchase program which targets to repurchase up to $90 million of common stock over the next three years.

During the three months ended March 31, 2017, no shares of our common stock were repurchased by the Company. There was $82.5 million remaining under the 2015 authorization as at March 31, 2017.

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

INNOSPEC INC.
Registrant

Date: May 10, 2017	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 10, 2017	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer