Form 10-Q
period 2017-06-30
INNOSPEC INC.
filed 2017-08-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, par value $0.01	24,136,643

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2016 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2017	2016	2017	2016
Net sales	$326.3	$228.0	$620.6	$440.1
Cost of goods sold	(221.2)	(142.5)	(424.6)	(278.4)

Gross profit	105.1	85.5	196.0	161.7
Operating expenses:
Selling, general and administrative	(60.9)	(53.1)	(116.2)	(97.0)
Research and development	(8.5)	(6.2)	(15.9)	(13.1)
Adjustment to fair value of contingent consideration	0.0	2.4	0.0	4.0
Loss on disposal of subsidiary	(1.0)	0.0	(1.0)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)	0.0

Total operating expenses	(70.4)	(56.9)	(134.9)	(107.5)

Operating income	34.7	28.6	61.1	54.2
Other net income	2.1	8.5	1.1	8.2
Interest expense, net	(2.0)	(0.7)	(4.2)	(1.5)

Income before income taxes	34.8	36.4	58.0	60.9
Income taxes	(8.7)	(7.5)	(14.7)	(13.1)

Net income	$26.1	$28.9	$43.3	$47.8

Earnings per share:
Basic	$1.08	$1.21	$1.80	$1.99

Diluted	$1.06	$1.18	$1.76	$1.95

Weighted average shares outstanding (in thousands):
Basic	24,133	23,973	24,110	23,996

Diluted	24,555	24,443	24,558	24,462

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Net income	$26.1	$28.9	$43.3	$47.8

Other comprehensive income:
Changes in cumulative translation adjustment, net of tax of $(0.7) million, $(1.2) million, $(0.8) million and $(0.8) million, respectively	9.1	(1.8)	12.6	(0.2)
Changes in unrealized gains on derivative instruments, net of tax of $0.1 million, $0.0 million, $0.0 million and $0.0 million, respectively	(0.2)	0.0	0.0	0.0
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million, respectively	(0.2)	(0.3)	(0.4)	(0.5)
Amortization of actuarial net losses, net of tax of $(0.3) million, $(0.1) million, $(0.5) million and $(0.3) million, respectively	1.0	0.6	2.0	1.1

Total other comprehensive income/(loss)	9.7	(1.5)	14.2	0.4

Total comprehensive income	$35.8	$27.4	$57.5	$48.2

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48.8	$101.9
Trade and other accounts receivable (less allowances of $4.3 million and $4.7 million respectively)	241.6	154.4
Inventories (less allowances of $9.7 million and $8.6 million respectively):
Finished goods	149.6	118.1
Raw materials	68.0	55.7

Total inventories	217.6	173.8
Prepaid expenses	5.0	6.2
Prepaid income taxes	6.9	4.8

Total current assets	519.9	441.1
Property, plant and equipment:
Gross cost	300.7	251.8
Less accumulated depreciation	(113.8)	(94.4)

Net property, plant and equipment	186.9	157.4
Goodwill	335.5	374.8
Other intangible assets	164.1	144.4
Deferred tax assets	15.5	14.9
Pension asset	52.6	48.0
Other non-current assets	2.4	0.8

Total assets	$1,276.9	$1,181.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(in millions, except share and per share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$108.0	$59.6
Accrued liabilities	91.4	94.3
Current portion of long term debt	10.3	10.3
Current portion of finance leases	2.4	1.6
Current portion of plant closure provisions	6.1	6.7
Current portion of accrued income taxes	9.0	9.4
Current portion of acquisition-related contingent consideration	1.1	1.1
Current portion of deferred income	0.1	0.1

Total current liabilities	228.4	183.1
Long-term debt, net of current portion	238.8	258.5
Finance leases, net of current portion	3.4	2.9
Plant closure provisions, net of current portion	35.6	32.8
Unrecognized tax benefits	2.3	2.3
Deferred tax liabilities	47.3	32.3
Pension liabilities	15.7	14.2
Deferred income, net of current portion	0.5	0.5
Other non-current liabilities	0.5	1.0

Total liabilities	572.5	527.6

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	316.9	315.1
Treasury stock (5,417,857 and 5,483,341 shares at cost, respectively)	(97.1)	(97.5)
Retained earnings	595.9	561.8
Accumulated other comprehensive loss	(112.0)	(126.2)

Total Innospec stockholders’ equity	704.0	653.5
Non-controlling interest	0.4	0.3

Total equity	704.4	653.8

Total liabilities and equity	$1,276.9	$1,181.4

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2017	2016
Cash Flows from Operating Activities
Net income	$43.3	$47.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	18.9
Adjustment to fair value of contingent consideration	0.0	(4.0)
Deferred taxes	3.5	1.1
Loss on disposal of subsidiary	1.0	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Cash contributions to defined benefit pension plans	(0.5)	(0.6)
Non-cash movements on defined benefit pension plans	(1.8)	(3.2)
Stock option compensation	2.2	1.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(82.1)	0.9
Inventories	(39.3)	5.7
Prepaid expenses	1.2	0.9
Accounts payable and accrued liabilities	39.8	(14.1)
Accrued income taxes	(4.3)	1.6
Plant closure provisions	2.0	0.9
Unrecognized tax benefits	0.0	(0.4)
Other non-current assets and liabilities	(2.2)	(1.7)

Net cash (used in)/provided by operating activities	(10.9)	57.1
Cash Flows from Investing Activities
Capital expenditures	(13.1)	(7.5)
Business combinations, net of cash acquired	0.0	1.8
Sale of short-term investments	0.0	4.7

Net cash used in investing activities	(13.1)	(1.0)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	10.0	28.0
Repayments of revolving credit facility	(30.0)	(7.0)
Repayments of finance leases	(1.1)	(0.4)
Payment for acquisition-related contingent consideration	0.0	(44.0)
Dividend paid	(9.2)	(8.1)
Issue of treasury stock	1.0	0.3
Repurchase of common stock	(1.0)	(8.2)

Net cash used in financing activities	(30.3)	(39.4)
Effect of foreign currency exchange rate changes on cash	1.2	(0.4)

Net change in cash and cash equivalents	(53.1)	16.3
Cash and cash equivalents at beginning of period	101.9	136.9

Cash and cash equivalents at end of period	$48.8	$153.2

Amortization of deferred finance costs of $0.3 million (2016 – $0.2 million) are included in depreciation and amortization in the consolidated statement of cash flow but in interest expense in the consolidated statement of income.

We have recast certain 2016 amounts to conform to new accounting standards.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8
Net income				43.3			43.3
Dividend paid				(9.2)			(9.2)
Non-controlling interest						0.1	0.1
Changes in cumulative translation adjustment, net of tax					12.6		12.6
Treasury stock reissued		(0.4)	1.4				1.0
Treasury stock repurchased			(1.0)				(1.0)
Stock option compensation		2.2					2.2
Amortization of prior service credit, net of tax					(0.4)		(0.4)
Amortization of actuarial net losses, net of tax					2.0		2.0

Balance at June 30, 2017	$0.3	$316.9	$(97.1)	$595.9	$(112.0)	$0.4	$704.4

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

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Net Sales:
Refinery and Performance	$88.7	$93.7	$189.1	$192.0
Other	32.6	35.6	58.6	60.7

Fuel Specialties	121.3	129.3	247.7	252.7

Personal Care	48.6	31.8	96.1	64.0
Home Care	29.4	0.6	56.3	0.9
Other	26.9	2.9	47.0	5.1

Performance Chemicals	104.9	35.3	199.4	70.0

Oilfield Services	76.1	46.5	142.6	82.7
Octane Additives	24.0	16.9	30.9	34.7

	$326.3	$228.0	$620.6	$440.1

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Net sales:
Fuel Specialties	$121.3	$129.3	$247.7	$252.7
Performance Chemicals	104.9	35.3	199.4	70.0
Oilfield Services	76.1	46.5	142.6	82.7
Octane Additives	24.0	16.9	30.9	34.7

	$326.3	$228.0	$620.6	$440.1

Gross profit:
Fuel Specialties	$45.2	$43.7	$91.3	$85.7
Performance Chemicals	17.4	11.3	34.1	22.1
Oilfield Services	29.0	19.9	54.4	31.5
Octane Additives	13.5	10.6	16.2	22.4

	$105.1	$85.5	$196.0	$161.7

Operating income:
Fuel Specialties	$23.8	$24.2	$50.6	$48.1
Performance Chemicals	6.5	4.7	12.5	9.1
Oilfield Services	3.7	(1.6)	6.7	(7.1)
Octane Additives	12.8	9.6	14.8	20.6
Pension credit	1.0	1.7	2.1	3.5
Corporate costs	(12.1)	(12.4)	(22.8)	(22.6)
Adjustment to fair value of contingent consideration	0.0	2.4	0.0	4.0
Loss on disposal of subsidiary	(1.0)	0.0	(1.0)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)	0.0

Total operating income	$34.7	$28.6	$61.1	$54.2

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Depreciation:
Fuel Specialties	$1.0	$1.0	$2.0	$1.9
Performance Chemicals	2.3	0.6	4.5	1.1
Oilfield Services	1.6	1.5	3.2	2.9
Octane Additives	0.2	0.2	0.4	0.3
Corporate	0.2	0.2	0.4	0.4

	$5.3	$3.5	$10.5	$6.6

Amortization:
Fuel Specialties	$0.2	$0.3	$0.4	$0.5
Performance Chemicals	1.8	1.0	3.7	2.0
Oilfield Services	3.0	3.0	6.0	6.0
Corporate	1.8	1.8	3.6	3.6

	$6.8	$6.1	$13.7	$12.1

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Numerator (in millions):
Net income available to common stockholders	$26.1	$28.9	$43.3	$47.8

Denominator (in thousands):
Weighted average common shares outstanding	24,133	23,973	24,110	23,996
Dilutive effect of stock options and awards	422	470	448	466

Denominator for diluted earnings per share	24,555	24,443	24,558	24,462

Net income per share, basic:	$1.08	$1.21	$1.80	$1.99

Net income per share, diluted:	$1.06	$1.18	$1.76	$1.95

In the three and six months ended June 30, 2017, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 18,843 and 18,843, respectively (three and six months ended June 30, 2016 – 471 and 471 respectively).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	December 31, 2016	Movement in the period	June 30, 2017
Gross cost (1)	$611.3	$(39.3)	$572.0
Accumulated impairment losses	(236.5)	0.0	(236.5)

Net book amount	$374.8	$(39.3)	$335.5

(1)	Gross cost for 2017 and 2016 is net of $298.5 million of historical accumulated amortization.

Acquisition of Huntsman European Differentiated Surfactants Business

On December 30, 2016 the Company acquired the European Differentiated Surfactants business (“Huntsman”) from Huntsman Investments (Netherlands) B.V.. We purchased the business for total consideration of $199.2 million subject to working capital adjustments.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates become available but does not exceed twelve months. During the three months ended March 31, 2017, we have reviewed the fair values of assets acquired and liabilities assumed in the acquisition of Huntsman, resulting in a $39.3 million increase in assets acquired and a corresponding decrease in goodwill. The following table summarizes the calculations of the total purchase price and the provisional allocation of the purchase price to assets and liabilities assumed for the business:

(in millions)	Huntsman
Goodwill	$68.1
Other intangible assets	33.5
Fixed assets	92.7
Other net assets acquired	4.9

Purchase price, net of cash acquired	$199.2

The final purchase price, including working capital adjustments, and fair value review of assets and liabilities acquired has not been finalized as at June 30, 2017.

Huntsman, and the associated goodwill and other intangible assets, are included within our Performance Chemicals segment for management and reporting purposes. There is currently no goodwill amortizable for tax purposes.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2017	2016
Gross cost at January 1	$248.6	$248.6
Acquisitions	33.5	0.0
Exchange effect	(0.1)	0.0

Gross cost at June 30	282.0	248.6

Accumulated amortization at January 1	(104.2)	(79.9)
Amortization expense	(13.7)	(12.1)
Exchange effect	0.0	0.0

Accumulated amortization at June 30	(117.9)	(92.0)

Net book amount at June 30	$164.1	$156.6

Acquisitions in the year relate to the allocation of goodwill from the Huntsman acquisition based on our provisional assessment of the fair value of the other intangible assets acquired. These intangible assets relate to customer relationships.

Amortization expense

	Six Months Ended June 30
(in millions)	2017	2016
Product rights	$(1.9)	$(1.9)
Brand names	(0.6)	(0.6)
Technology	(1.7)	(1.7)
Customer relationships	(5.1)	(3.4)
Non-compete agreements	(0.4)	(0.5)
Marketing related	(0.4)	(0.4)
Internally developed software	(3.6)	(3.6)

Total	$(13.7)	$(12.1)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Plan net pension credit/(charge):
Service cost	$(0.3)	$(0.3)	$(0.5)	$(0.5)
Interest cost on projected benefit obligation	(3.7)	(5.6)	(7.4)	(11.0)
Expected return on plan assets	6.1	8.0	12.0	15.8
Amortization of prior service credit	0.2	0.3	0.5	0.6
Amortization of actuarial net losses	(1.3)	(0.7)	(2.5)	(1.4)

	$1.0	$1.7	$2.1	$3.5

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three and six months ended June 30, 2017 was $0.2 million and $0.4 million, respectively (three and six months ended June 30, 2016—$0.2 million and $0.4 million, respectively).

As at June 30, 2017, our Performance Chemicals segment has pension obligations in its European businesses with a liability of $4.5 million (December 31, 2016—$4.1 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2017	$2.2	$0.1	$2.3
Adjustment for prior period tax positions	0.0	0.0	0.0

Closing balance at June 30, 2017	2.2	0.1	2.3
Current	0.0	0.0	0.0

Non-current	$2.2	$0.1	$2.3

All of the unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive. The Company and its U.S. subsidiaries received notification in May 2017, of a federal income tax examination by the IRS for 2015. The Company currently anticipates that adjustments, if any, arising out of these tax audits would not result in a material change to the Company’s financial position as at June 30, 2017.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2017	December 31, 2016
Revolving credit facility	$141.0	$161.0
Term loan	110.0	110.0
Deferred finance costs	(1.9)	(2.2)

	$249.1	$268.8
Due within one year	(10.3)	(10.3)

Due after one year	$238.8	$258.5

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

Movements in the provisions are summarized as follows:

	Six Months Ended June 30
(in millions)	2017	2016
Total at January 1	$39.5	$37.7
Charge for the period	2.9	2.4
Utilized in the period	(1.0)	(1.5)
Exchange effect	0.3	0.0

Total at June 30	41.7	38.6
Due within one year	(6.1)	(5.7)

Due after one year	$35.6	$32.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$48.8	$48.8	$101.9	$101.9
Derivatives (Level 1 measurement):
Other non-current assets:
Interest rate swaps	0.4	0.4	0.4	0.4
Liabilities
Non-derivatives:
Long-term debt (including current portion)	$249.1	$249.1	$268.8	$268.8
Finance leases (including current portion)	5.8	5.8	4.5	4.5
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.6	0.6
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	10.6	10.6	9.8	9.8

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the term loan and revolving credit facility, which are shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the payments under the interest rate swaps. Finance leases relate to certain fixed assets in our oilfield services business. The carrying amount of finance leases approximates to the fair value.

Derivatives: The fair value of derivatives relating to interest rate swaps and foreign currency forward exchange contracts are derived from current settlement prices and comparable contracts using current assumptions. Interest rate swaps relate to contracts taken out to hedge interest rate risk on a portion of our long-term debt. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar and changes in U.S. LIBOR.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2017 the contracts have maturity dates of up to eighteen months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2017 was a loss of $0.6 million (first six months of 2016: gain of $3.0 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first six months of 2017 was a gain of $0.0 million (first six months of 2016: $0.0 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2017, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $5.7 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	570,994	$20.38	$21.68
Granted - at discount	79,664	$0.00	$61.39
- at market value	18,843	$70.60	$16.84
Exercised	(82,323)	$12.36	$24.01
Forfeited	(3,427)	$14.91	$22.84

Outstanding at June 30, 2017	583,751	$20.65	$26.65

At June 30, 2017, there were 44,543 stock options that were exercisable, of which 9,421 had performance conditions attached.

The stock option compensation cost for the first six months of 2017 was $2.2 million (2016 – $1.9 million). The total intrinsic value of options exercised in the first six months of 2017 was $2.0 million (2016 – $1.6 million).

The total compensation cost related to non-vested stock options not yet recognized at June 30, 2017 was $7.9 million and this cost is expected to be recognized over the weighted-average period of 2.21 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2017:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	279,815	$3.77	$33.40
Granted - at discount	180,249	$0.00	$62.76
- at market value	5,530	$70.60	$16.84
Exercised	(33,104)	$5.63	$26.94
Forfeited	(12,775)	$0.00	$32.94

Outstanding at June 30, 2017	419,715	$3.00	$46.31

At June 30, 2017 there were 54,509 SEUs that are exercisable, of which 49,141 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first six months of 2017 was $2.5 million (2016 – $0.0 million). The total intrinsic value of SEUs exercised in the first six months of 2017 was $1.1 million (2016 - $1.2 million).

The weighted-average remaining vesting period of non-vested SEUs is 2.14 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first six months of 2017 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Foreign currency translation items:
Liquidation of subsidiary	$1.8	Loss on liquidation of subsidiary
Defined benefit pension plan items:
Amortization of prior service credit	$(0.5)	See (1) below
Amortization of actuarial net losses	2.5	See (1) below

	3.8	Total before tax
	(0.4)	Income tax expense

Total reclassifications	$3.4	Net of tax

(1) These items are included in the computation of net periodic pension cost. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2017, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2016	$0.3	$(46.0)	$(80.5)	$(126.2)

Other comprehensive income before reclassifications	0.0	0.0	12.6	12.6
Amounts reclassified from AOCL	0.0	1.6	0.0	1.6

Total other comprehensive income	0.0	1.6	12.6	14.2

Balance at June 30, 2017	$0.3	$(44.4)	$(67.9)	$(112.0)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers ASC Topic 606, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 was for annual and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We expect to adopt the new revenue standard on January 1, 2018 and continue to evaluate whether we will adopt the standard retrospectively or as a cumulative effect adjustment. We expect to continue the evaluation, analysis and documentation of ASU 2014-09 (including those subsequently issued updates that clarify its positions) throughout most of this year as we work towards the implementation and finalize the impact the adoption will have on our consolidated financial statements.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2017 the Company incurred fees from SGR of $0.2 million (2016 – $0.4 million). As at June 30, 2017, the amount due to SGR from the Company was $0.0 million (December 31, 2016 – $0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2017

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

The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Net sales:
Fuel Specialties	$121.3	$129.3	$247.7	$252.7
Performance Chemicals	104.9	35.3	199.4	70.0
Oilfield Services	76.1	46.5	142.6	82.7
Octane Additives	24.0	16.9	30.9	34.7

	$326.3	$228.0	$620.6	$440.1

Gross profit:
Fuel Specialties	$45.2	$43.7	$91.3	$85.7
Performance Chemicals	17.4	11.3	34.1	22.1
Oilfield Services	29.0	19.9	54.4	31.5
Octane Additives	13.5	10.6	16.2	22.4

	$105.1	$85.5	$196.0	$161.7

Operating income:
Fuel Specialties	$23.8	$24.2	$50.6	$48.1
Performance Chemicals	6.5	4.7	12.5	9.1
Oilfield Services	3.7	(1.6)	6.7	(7.1)
Octane Additives	12.8	9.6	14.8	20.6
Pension credit	1.0	1.7	2.1	3.5
Corporate costs	(12.1)	(12.4)	(22.8)	(22.6)
Adjustment to fair value of contingent consideration	0.0	2.4	0.0	4.0
Loss on disposal of subsidiary	(1.0)	0.0	(1.0)	(1.4)
Foreign exchange loss on liquidation of Subsidiary	0.0	0.0	(1.8)	0.0

Total operating income	$34.7	$28.6	$61.1	$54.2

Three Months Ended June 30, 2017

The following table shows the change in components of operating income by reporting segment for the three months ended June 30, 2017:

	Three Months Ended June 30
(in millions, except ratios)	2017	2016	Change
Net sales:
Fuel Specialties	$121.3	$129.3	$(8.0)	-6%
Performance Chemicals	104.9	35.3	69.6	+197%
Oilfield Services	76.1	46.5	29.6	+64%
Octane Additives	24.0	16.9	7.1	+42%

	$326.3	$228.0	$98.3	+43%

Gross profit:
Fuel Specialties	$45.2	$43.7	$1.5	+3%
Performance Chemicals	17.4	11.3	6.1	+54%
Oilfield Services	29.0	19.9	9.1	+46%
Octane Additives	13.5	10.6	2.9	+27%

	$105.1	$85.5	$19.6	+23%

Gross margin (%):
Fuel Specialties	37.3	33.8	+3.5
Performance Chemicals	16.6	32.0	-15.4
Oilfield Services	38.1	42.8	-4.7
Octane Additives	56.3	62.7	-6.4
Aggregate	32.2	37.5	-5.3
Operating expenses:
Fuel Specialties	$(21.4)	$(19.5)	$(1.9)	+10%
Performance Chemicals	(10.9)	(6.6)	(4.3)	+65%
Oilfield Services	(25.3)	(21.5)	(3.8)	+18%
Octane Additives	(0.7)	(1.0)	0.3	-30%
Pension credit	1.0	1.7	(0.7)	-41%
Corporate costs	(12.1)	(12.4)	0.3	-2%
Adjustment to fair value of contingent consideration	0.0	2.4	(2.4)	-100%
Loss on disposal of subsidiary	(1.0)	0.0	(1.0)	n/a

	$(70.4)	$(56.9)	$(13.5)	+24%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2017
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	0	-14	-10	-56	-14
Price and product mix	0	+13	+7	+25	+10
Exchange rates	0	-4	-1	0	-2

	0	-5	-4	-31	-6

Volumes and price and product mix in the Americas were in line with the prior year. Volumes in EMEA and ASPAC decreased due to customer reformulation to our new technologies. Price and product mix in EMEA and ASPAC benefitted from increased sales of higher margin products from our continuing technology changes. AvTel volumes were lower than the prior year due to the normal variations in the timing of demand, partly offset by a favorable price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 3.5 percentage points was driven by increased sales of higher margin products together with a favorable price and product mix. The effect of weaker exchange rates versus the U.S. dollar did not significantly impact gross margin.

Operating expenses: the year on year increase of $1.9 million was driven by a provision for agent commissions together with higher performance based personnel-related compensation.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2017
Change (%)	Americas	EMEA	ASPAC	Acquisition	Total
Volume	+4	+11	+31	0	+8
Acquisition	0	0	0	+194	+194
Price and product mix	-2	-1	-19	0	-3
Exchange rates	0	-4	-4	0	-2

	+2	+6	+8	+194	+197

Excluding the acquisition of Huntsman, increased Personal Care demand led to higher volumes in all our markets, partly offset by pricing pressures which adversely affected the price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar. Sales growth from the acquisition of our Huntsman business at the end of 2016 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year decrease of 15.4 percentage points was driven by the dilutive effect of the lower margins for our recently acquired European businesses together with some one-off events for an unplanned plant outage and raw materials purchasing and pricing issues.

Operating expenses: the year on year increase of $4.3 million is principally related to the acquisition of our Huntsman business.

Oilfield Services

Net sales: the year on year increase of $29.6 million was driven by continued improvement in customer activity, especially in completion. Overall volumes increased by 62 percent year on year, together with a favorable price and product mix of 2 percent.

Gross margin: the year on year decrease of 4.7 percentage points was driven by the mix of customer activity. When compared to the first quarter of 2017 the gross margin has remained steady.

Operating expenses: the year on year increase of $3.8 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.

Octane Additives

Net sales: have increased by $7.1 million compared to the prior year, due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease of 6.4 percentage points was due to lower volumes of production in the current year leading to a higher manufacturing cost per tonne.

Operating expenses: the year on year decrease of $0.3 million was due to a reduction in the provisions for doubtful debts together with continuing cost efficiencies.

Other Income Statement Captions

Pension credit: is non-cash, and was a $1.0 million net credit in 2017 compared to a $1.7 million net credit in 2016 primarily due to higher amortization of actuarial losses.

Corporate costs: the year on year decrease of $0.3 million was driven by lower legal, professional and other expenses primarily due to $1.0 million of acquisition-related expenses in the prior year; partly offset by $0.5 million higher costs related to the corporate activities required to support our Huntsman acquisition; together with the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Loss on disposal of subsidiary: the loss of $1.0 million in the quarter relates to an indemnity claim in relation to residual testing in the Aroma Chemicals business which was sold in 2015.

Adjustment to fair value of contingent consideration: in the comparative period there was a contingent consideration credit of $2.4 million related to a previous acquisition.

Other net income: other net income of $2.1 million related to $2.2 million of gains on translation of net assets denominated in non-functional currencies mainly in our European businesses, partly offset by losses of $0.1 million on foreign currency forward exchange contracts. In the prior year, other net income of $8.5 million primarily related to $7.0 million of gains on translation of assets and liabilities denominated in non-functional currencies in our European businesses, together with gains of $1.5 million on foreign currency forward exchange contracts.

Interest expense, net: was $2.0 million in 2017 compared to $0.7 million in 2016, driven by the additional term loan related to our Huntsman acquisition, increased working capital requirements in the first half of 2017 leading to higher borrowing with our credit facility and the recent rise in LIBOR impacting our credit facility interest.

Income taxes: The effective tax rate was 25.0% and 20.6% in the second quarter of 2017 and 2016, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table was 26.0% in 2017 compared with 20.5% in 2016. The 5.5% increase in the adjusted effective tax rate was primarily due to the second quarter of 2017 benefiting, to a lesser extent, from the positive impact of taxable profits in different geographical locations as compared to the second quarter of 2016. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended June 30
(in millions)	2017	2016
Income before income taxes	$34.8	$36.4
Adjustment to fair value of contingent consideration	0.0	(2.7)
Loss on disposal of subsidiary	1.0	0.0

	$35.8	$33.7

Income taxes	$8.7	$7.5
Tax on adjustment to fair value of contingent consideration	0.0	(1.0)
Tax on stock compensation	0.6	0.0
Adjustment of income tax positions	0.0	0.4

	$9.3	$6.9

GAAP effective tax rate	25.0%	20.6%
Adjusted effective tax rate	26.0%	20.5%

Six Months Ended June 30, 2017

The following table shows the change in components of operating income by reporting segment for the six months ended June 30, 2017:

	Six Months Ended June 30
(in millions, except ratios)	2017	2016	Change
Net sales:
Fuel Specialties	$247.7	$252.7	$(5.0)	-2%
Performance Chemicals	199.4	70.0	129.4	+185%
Oilfield Services	142.6	82.7	59.9	+72%
Octane Additives	30.9	34.7	(3.8)	-11%

	$620.6	$440.1	$180.5	+41%

Gross profit:
Fuel Specialties	$91.3	$85.7	$5.6	+7%
Performance Chemicals	34.1	22.1	12.0	+54%
Oilfield Services	54.4	31.5	22.9	+73%
Octane Additives	16.2	22.4	(6.2)	-28%

	$196.0	$161.7	$34.3	+21%

Gross margin (%):
Fuel Specialties	36.9	33.9	+3.0
Performance Chemicals	17.1	31.6	-14.5
Oilfield Services	38.1	38.1	0.0
Octane Additives	52.4	64.6	-12.2
Aggregate	31.6	36.7	-5.1
Operating expenses:
Fuel Specialties	$(40.7)	$(37.6)	$(3.1)	+8%
Performance Chemicals	(21.6)	(13.0)	(8.6)	+66%
Oilfield Services	(47.7)	(38.6)	(9.1)	+24%
Octane Additives	(1.4)	(1.8)	0.4	-22%
Pension credit	2.1	3.5	(1.4)	-40%
Corporate costs	(22.8)	(22.6)	(0.2)	+1%
Adjustment to fair value of contingent consideration	0.0	4.0	(4.0)	n/a
Loss on disposal of subsidiary	(1.0)	(1.4)	0.4	-29%
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	(1.8)	n/a

	$(134.9)	$(107.5)	$(27.4)	+25%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2017
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+11	-8	-6	-22	-3
Price and product mix	-7	+8	+7	+1	+3
Exchange rates	0	-4	0	0	-2

	+4	-4	+1	-21	-2

Volumes in the Americas were higher as a result of increased demand following a slower than normal end to 2016. Volumes in EMEA and ASPAC decreased due to customer reformulation to our new technologies. Price and product mix in the Americas was adversely impacted by increased sales of lower margin products. Price and product mix in EMEA and ASPAC benefited from increased sales of higher margin products. AvTel volumes were lower than the prior year due to the normal variations in the timing of demand, with a slight improvement in product mix. EMEA was adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 3.0 percentage points was driven by increased sales of higher margin products together with a favorable price and product mix. The effect of weaker exchange rates versus the U.S. dollar did not significantly impact gross margin.

Operating expenses: the year on year increase of $3.1 million was driven by a provision for agent commissions, together with higher performance based personnel-related compensation and increased accruals for share-based compensation due to the relative performance of the Innospec share price compared to the comparative period.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2017
Change (%)	Americas	EMEA	ASPAC	Acquisition	Total
Volume	+4	+4	+24	0	+5
Acquisition	0	0	0	+182	+182
Price and product mix	-2	+5	-13	0	-1
Exchange rates	0	-4	-3	0	-1

	+2	+5	+8	+182	+185

Excluding the acquisition of Huntsman, increased Personal Care demand led to higher volumes in all our markets. Price and product mix was adversely affected by pricing pressures in the Americas and ASPAC while EMEA benefitted from strongly favorable price and product mix in the first quarter. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar. Sales growth from the acquisition of our Huntsman business at the end of 2016 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year decrease of 14.5 percentage points was driven by the dilutive effect of the lower margins for our recently acquired European businesses together with some one-off events for an unplanned plant outage and raw materials purchasing and pricing issues in the second quarter.

Operating expenses: the year on year increase of $8.6 million is principally related to the acquisition of our Huntsman business.

Oilfield Services

Net sales: the year on year increase of $59.9 million was due to an increase in customer demand for all our product lines following the increase in customer activity in the latter part of 2016 as oil prices increased. Overall volumes increased by 86 percent year on year, partly offset by an adverse price and product mix of 13 percent.

Gross margin: remained unchanged year on year reflecting the current mix of customer activity.

Operating expenses: the year on year increase of $9.1 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.

Octane Additives

Net sales: have decreased by $3.8 million compared to the prior year, due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease of 12.2 percentage points was due to lower volumes of production in the current year leading to a higher manufacturing cost per tonne.

Operating expenses: the year on year decrease of $0.4 million was due to a reduction in the provisions for doubtful debts together with continuing cost efficiencies.

Other Income Statement Captions

Pension credit: is non-cash, and was a $2.1 million net credit in 2017 compared to a $3.5 million net credit in 2016 primarily due to higher amortization of actuarial losses.

Corporate costs: the year on year increase of $0.2 million related to $1.1 million higher costs related to the corporate activities required to support our Huntsman acquisition; partly offset by lower legal, professional and other expenses due to $1.0 million of acquisition-related expenses in the prior year; together with the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Loss on disposal of subsidiary: the loss of $1.0 million relates to an indemnity claim in relation to residual testing in the Aroma Chemicals business which was sold in 2015.

Foreign exchange loss on liquidation of subsidiary: the $1.8 million loss relates to the reclassification of historic foreign exchange translations of net assets from accumulated other comprehensive losses, for our captive insurance company which was liquidated in the first quarter of 2017.

Adjustment to fair value of contingent consideration: in the comparative period there was a contingent consideration credit of $4.0 million related to a previous acquisition.

Other net income: other net income of $1.1 million related to $1.7 million of gains on translation of net assets denominated in non-functional currencies mainly in our European businesses, partly offset by losses of $0.6 million on foreign currency forward exchange contracts. In the prior year, other net income of $8.2 million primarily related to $5.2 million of gains on translation of assets and liabilities denominated in non-functional currencies in our European businesses, together with gains of $3.0 million on foreign currency forward exchange contracts.

Interest expense, net: was $4.2 million in 2017 compared to $1.5 million in 2016, driven by the additional term loan related to the acquisition of Huntsman and the recent rise in LIBOR impacting our revolving credit facility borrowing.

Income taxes: The effective tax rate was 25.3% and 21.5% in the first six months of 2017 and 2016, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 25.3% in the first six months of 2017 compared with 20.3% in the first six months of 2016. The 5.0% increase in the adjusted effective tax rate was primarily due to the first six months of 2017 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations as compared to the first six months of 2016. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Six Months Ended June 30
(in millions)	2017	2016
Income before income taxes	$58.0	$60.9
Adjustment to fair value of contingent consideration	0.0	(4.7)
Adjustment to fair value acquisition accounting	1.7	0.0
Loss on disposal of subsidiary	1.0	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Adjustment for stock compensation	1.8	0.0

	$64.3	$57.6

Income taxes	$14.7	$13.1
Tax on adjustment to fair value of contingent consideration	0.0	(1.8)
Tax on adjustment to fair value acquisition accounting	0.3	0.0
Tax on stock compensation	1.3	0.0
Adjustment of income tax provision	0.0	0.4

	$16.3	$11.7

GAAP effective tax rate	25.3%	21.5%
Adjusted effective tax rate	25.3%	20.3%

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

(in millions)	June 30, 2017	December 31, 2016
Total current assets	$519.9	$441.1
Total current liabilities	(228.4)	(183.1)

Working capital	291.5	258.0
Less cash and cash equivalents	(48.8)	(101.9)
Less prepaid income taxes	(6.9)	(4.8)
Add back current portion of accrued income taxes	9.0	9.4
Add back current portion of long-term debt	10.3	10.3
Add back current portion of finance leases	2.4	1.6
Add back current portion of plant closure provisions	6.1	6.7
Add back current portion of acquisition-related contingent consideration	1.1	1.1
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$264.8	$180.5

During the first six months of 2017 our working capital increased by $33.5 million, while our adjusted working capital has increased by $84.3 million. The Huntsman acquisition accounted for approximately $43 million of these movements which included an initial one-off working capital funding requirement post acquisition, together with the timing of customer receipts and key supplier payments in the second quarter of 2017. The remaining movements are being driven by increased inventories and accounts receivables across our businesses in line with the current demand from customers.

We had an $87.2 million increase in trade and other accounts receivable primarily related to a $56.8 million increase for the Huntsman acquisition trade receivables in our Performance Chemicals segment and from the timing of sales in our other segments. Days’ sales outstanding in our Fuel Specialties segment increased from 45 days to 55 days; increased in our Performance Chemicals segment from 55 days to 68 days; and decreased from 54 days to 52 in our Oilfield Services segment.

We had a $43.8 million increase in inventories, which is related to increases in all our segments to align with the timing of demand from customers. Days’ sales in inventory in our Fuel Specialties segment increased from 84 days to 116 days; decreased in our Performance Chemicals segment from 94 days to 57 days; and increased from 72 to 80 days in our Oilfield Services segment.

Prepaid expenses decreased by $1.2 million from $6.2 million to $5.0 million due to the expensing of prepaid costs in the year.

We had a $45.5 million increase in accounts payable and accrued liabilities primarily related to a $22.6 million increase for the Huntsman acquisition accounts payable in our Performance Chemicals segment and a $15.4 million increase in accounts payable for our Oilfield Services segment driven by increased customer activity. Creditor days in our Fuel Specialties segment increased from 28 days to 38 days; in our Performance Chemicals segment increased from 32 days to 41 days; and increased from 32 days to 53 days in our Oilfield Services segment.

Operating Cash Flows

We have used cash in operating activities of $10.9 million in the first six months of 2017 compared to generating cash of $57.1 million in the first six months of 2016. The year over year change in cash from operating activities is primarily due to the working capital requirements of our recently acquired Huntsman business, increased customer activity in our Oilfield Services segment, the timing of shipments in our Octane Additives segment and the payment of long-term incentive performance compensation.

Cash

At June 30, 2017 and December 31, 2016 we had cash and cash equivalents of $48.8 million and $101.9 million, respectively, of which $35.6 million and $90.2 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Debt

At June 30, 2017, the Company had $141.0 million of debt outstanding under the revolving credit facility, $110.0 million of debt outstanding on our term loan and $5.8 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment. Total long-term debt at June 30, 2017 is reported net of deferred finance costs of $1.9 million (December 31, 2016 – $2.2 million).

At December 31, 2016, we had $161.0 million of debt outstanding under the revolving credit facility, $110.0 million of debt outstanding on our term loan and $4.5 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment.

The Company has a revolving credit facility that provides for borrowing of up to $200.0 million through November 2020 and may be drawn down in full in the U.S. and the United Kingdom.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

On December 30, 2016 we acquired the European Differentiated Surfactants business from Huntsman (“Huntsman”). We excluded the operations of Huntsman from the scope of our Sarbannes-Oxley Section 404 report on internal controls over financial reporting as of December 31, 2016. We are continuing the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in 2017.

There were no other changes to our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2017, no shares of our common stock were repurchased by the Company. There was $82.5 million remaining under the 2015 authorization as at June 30, 2017.

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

INNOSPEC INC.
Registrant

Date: August 9, 2017	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 9, 2017	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer