Form 10-Q
period 2017-09-30
INNOSPEC INC.
filed 2017-11-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, par value $0.01	24,137,575

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

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2017	2016	2017	2016
Net sales	$332.4	$205.5	$953.0	$645.6
Cost of goods sold	(233.6)	(126.3)	(658.2)	(404.7)

Gross profit	98.8	79.2	294.8	240.9
Operating expenses:
Selling, general and administrative	(60.7)	(56.1)	(176.9)	(153.1)
Research and development	(7.9)	(6.5)	(23.8)	(19.6)
Adjustment to fair value of contingent consideration	0.0	2.3	0.0	6.3
Loss on disposal of subsidiary	0.0	0.0	(1.0)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)	0.0

Total operating expenses	(68.6)	(60.3)	(203.5)	(167.8)

Operating income	30.2	18.9	91.3	73.1
Other net income/(expense)	1.8	(5.0)	2.9	3.2
Interest expense, net	(2.1)	(0.7)	(6.3)	(2.2)

Income before income taxes	29.9	13.2	87.9	74.1
Income taxes	(6.6)	(1.8)	(21.3)	(14.9)

Net income	$23.3	$11.4	$66.6	$59.2

Earnings per share:
Basic	$0.97	$0.48	$2.76	$2.47

Diluted	$0.95	$0.47	$2.71	$2.42

Weighted average shares outstanding (in thousands):
Basic	24,137	23,977	24,119	23,989

Diluted	24,565	24,476	24,569	24,462

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Net income	$23.3	$11.4	$66.6	$59.2

Other comprehensive income:
Changes in cumulative translation adjustment, net of tax of $(0.4) million, $0.1 million, $(1.3) million and $(0.7) million, respectively	18.1	(0.1)	30.7	(0.3)
Changes in unrealized gains on derivative instruments, net of tax of $0.0 million, $0.0 million, $0.0 million and $0.0 million, respectively	0.2	0.0	0.2	0.0
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million, respectively	(0.2)	(0.2)	(0.6)	(0.7)
Amortization of actuarial net losses, net of tax of $(0.1) million, $(0.1) million, $(0.6) million and $(0.4) million, respectively	1.1	0.5	3.1	1.6

Total other comprehensive income	19.2	0.2	33.4	0.6

Total comprehensive income	$42.5	$11.6	$100.0	$59.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65.5	$101.9
Trade and other accounts receivable (less allowances of $4.3 million and $4.7 million respectively)	245.6	154.4
Inventories (less allowances of $9.4 million and $8.6 million respectively):
Finished goods	144.7	118.1
Raw materials	66.8	55.7

Total inventories	211.5	173.8
Prepaid expenses	4.1	6.2
Prepaid income taxes	4.0	4.8
Other current assets	2.0	0.0

Total current assets	532.7	441.1
Property, plant and equipment:
Gross cost	312.9	251.8
Less accumulated depreciation	(123.7)	(94.4)

Net property, plant and equipment	189.2	157.4
Goodwill	346.8	374.8
Other intangible assets	169.6	144.4
Deferred tax assets	16.3	14.9
Pension asset	54.9	48.0
Other non-current assets	3.1	0.8

Total assets	$1,312.6	$1,181.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$115.7	$59.6
Accrued liabilities	94.0	94.3
Current portion of long-term debt	10.3	10.3
Current portion of finance leases	2.6	1.6
Current portion of plant closure provisions	5.9	6.7
Current portion of accrued income taxes	8.2	9.4
Current portion of acquisition-related contingent consideration	1.1	1.1
Current portion of deferred income	0.1	0.1

Total current liabilities	237.9	183.1
Long-term debt, net of current portion	219.0	258.5
Finance leases, net of current portion	3.2	2.9
Plant closure provisions, net of current portion	36.8	32.8
Unrecognized tax benefits, net of current portion	1.8	2.3
Deferred tax liabilities	48.6	32.3
Pension liabilities	16.5	14.2
Deferred income, net of current portion	0.5	0.5
Other non-current liabilities	0.4	1.0

Total liabilities	564.7	527.6

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	317.9	315.1
Treasury stock (5,416,924 and 5,483,341 shares at cost, respectively)	(97.1)	(97.5)
Retained earnings	619.2	561.8
Accumulated other comprehensive loss	(92.8)	(126.2)

Total Innospec stockholders’ equity	747.5	653.5
Non-controlling interest	0.4	0.3

Total equity	747.9	653.8

Total liabilities and equity	$1,312.6	$1,181.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2017	2016
Cash Flows from Operating Activities
Net income	$66.6	$59.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.2	28.5
Adjustment to fair value of contingent consideration	0.0	(6.3)
Deferred taxes	3.7	0.5
Loss on disposal of subsidiary	1.0	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Cash contributions to defined benefit pension plans	(0.8)	(0.8)
Non-cash movements on defined benefit pension plans	(2.7)	(4.7)
Stock option compensation	3.4	2.8
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(83.0)	12.3
Inventories	(31.5)	(1.0)
Prepaid expenses	2.2	(3.0)
Accounts payable and accrued liabilities	42.4	(1.0)
Accrued income taxes	(2.7)	(0.9)
Plant closure provisions	2.9	1.5
Unrecognized tax benefits	(0.5)	(1.6)
Other assets and liabilities	(4.8)	0.1

Net cash provided by operating activities	35.2	87.0
Cash Flows from Investing Activities
Capital expenditures	(16.4)	(12.2)
Business combinations, net of cash acquired	2.6	1.8
Acquisition of intangible asset	(4.2)	0.0
Internally developed software	(4.1)	0.0
Sale of short-term investments	0.0	4.7

Net cash used in investing activities	(22.1)	(5.7)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	10.0	28.0
Repayments of revolving credit facility	(50.0)	(18.0)
Repayments of finance leases	(1.7)	(0.8)
Payment for acquisition-related contingent consideration	0.0	(44.0)
Dividend paid	(9.2)	(8.1)
Issue of treasury stock	1.0	0.3
Repurchase of common stock	(1.0)	(8.2)

Net cash used in financing activities	(50.9)	(50.8)
Effect of foreign currency exchange rate changes on cash	1.4	(0.3)

Net change in cash and cash equivalents	(36.4)	30.2
Cash and cash equivalents at beginning of period	101.9	136.9

Cash and cash equivalents at end of period	$65.5	$167.1

Amortization of deferred finance costs of $0.5 million (2016 – $0.2 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income. We have recast certain 2016 amounts to conform to new accounting standards.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8
Net income				66.6			66.6
Dividend paid				(9.2)			(9.2)
Non-controlling interest						0.1	0.1
Changes in cumulative translation adjustment, net of tax					30.7		30.7
Changes in unrealized gains on derivative instruments, net of tax					0.2		0.2
Treasury stock reissued		(0.6)	1.4				0.8
Treasury stock repurchased			(1.0)				(1.0)
Stock option compensation		3.4					3.4
Amortization of prior service credit, net of tax					(0.6)		(0.6)
Amortization of actuarial net losses, net of tax					3.1		3.1

Balance at September 30, 2017	$0.3	$317.9	$(97.1)	$619.2	$(92.8)	$0.4	$747.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position, results of operations and cash flows.

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 15, 2017.

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

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Net Sales:
Refinery and Performance	$97.4	$89.8	$286.5	$281.7
Other	32.7	24.6	91.3	85.4

Fuel Specialties	130.1	114.4	377.8	367.1

Personal Care	52.2	33.7	148.4	97.7
Home Care	32.7	0.5	89.0	1.4
Other	25.4	2.6	72.3	7.7

Performance Chemicals	110.3	36.8	309.7	106.8

Oilfield Services	81.9	49.7	224.5	132.4
Octane Additives	10.1	4.6	41.0	39.3

	$332.4	$205.5	$953.0	$645.6

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Net sales:
Fuel Specialties	$130.1	$114.4	$377.8	$367.1
Performance Chemicals	110.3	36.8	309.7	106.8
Oilfield Services	81.9	49.7	224.5	132.4
Octane Additives	10.1	4.6	41.0	39.3

	$332.4	$205.5	$953.0	$645.6

Gross profit:
Fuel Specialties	$44.6	$43.8	$135.9	$129.5
Performance Chemicals	20.7	12.3	54.8	34.4
Oilfield Services	28.5	20.6	82.9	52.1
Octane Additives	5.0	2.5	21.2	24.9

	$98.8	$79.2	$294.8	$240.9

Operating income:
Fuel Specialties	$24.9	$24.1	$75.5	$72.2
Performance Chemicals	9.7	4.2	22.2	13.3
Oilfield Services	1.8	0.0	8.5	(7.1)
Octane Additives	4.4	1.9	19.2	22.5
Pension credit	1.1	1.6	3.2	5.1
Corporate costs	(11.7)	(15.2)	(34.5)	(37.8)
Adjustment to fair value of contingent consideration	0.0	2.3	0.0	6.3
Loss on disposal of subsidiary	0.0	0.0	(1.0)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)	0.0

Total operating income	$30.2	$18.9	$91.3	$73.1

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Depreciation:
Fuel Specialties	$1.0	$0.9	$3.0	$2.8
Performance Chemicals	2.5	0.5	7.0	1.6
Oilfield Services	1.6	1.7	4.8	4.6
Octane Additives	0.2	0.1	0.6	0.4
Corporate	0.3	0.3	0.7	0.7

	$5.6	$3.5	$16.1	$10.1

Amortization:
Fuel Specialties	$0.2	$0.2	$0.6	$0.7
Performance Chemicals	1.9	1.1	5.6	3.1
Oilfield Services	2.9	2.9	8.9	8.9
Corporate	1.9	1.9	5.5	5.5

	$6.9	$6.1	$20.6	$18.2

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Numerator (in millions):
Net income available to common stockholders	$23.3	$11.4	$66.6	$59.2

Denominator (in thousands):
Weighted average common shares outstanding	24,137	23,977	24,119	23,989
Dilutive effect of stock options and awards	428	499	450	473

Denominator for diluted earnings per share	24,565	24,476	24,569	24,462

Net income per share, basic:	$0.97	$0.48	$2.76	$2.47

Net income per share, diluted:	$0.95	$0.47	$2.71	$2.42

In the three and nine months ended September 30, 2017, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 18,843 and 18,843, respectively (three and nine months ended September 30, 2016 – 0 and 0, respectively).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2016
Gross cost (1)	$611.3
Accumulated impairment losses	(236.5)

Net book amount	$374.8

Acquisition adjustment	(36.7)
Exchange effect	8.7
At September 30, 2017
Gross cost (1)	$583.3
Accumulated impairment losses	(236.5)

Net book amount	$346.8

(1)	Gross cost for 2017 and 2016 is net of $298.5 million of historical accumulated amortization.

Acquisition of Huntsman European Differentiated Surfactants Business

On December 30, 2016 the Company acquired the European Differentiated Surfactants business (“Huntsman”) from Huntsman Investments (Netherlands) B.V. for a total consideration of $200.2 million. During the year we have reviewed the fair values of assets acquired and liabilities assumed resulting in a $36.7 million increase in assets acquired and a corresponding decrease in goodwill. The final working capital adjustments of $2.6 million were agreed in the third quarter of 2017.

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates become available but does not exceed twelve months. The final fair value of assets and liabilities has not been determined as at September 30, 2017.

Huntsman, and the associated goodwill and other intangible assets, are included within our Performance Chemicals segment for management and reporting purposes. There is currently no goodwill amortizable for tax purposes.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2017	2016
Gross cost at January 1	$248.6	$248.6
Acquisitions	37.7	0.0
Internally developed software	4.1	0.0
Exchange effect	4.1	0.0

Gross cost at September 30	294.5	248.6

Accumulated amortization at January 1	(104.2)	(79.9)
Amortization expense	(20.6)	(18.2)
Exchange effect	(0.1)	0.0

Accumulated amortization at September 30	(124.9)	(98.1)

Net book amount at September 30	$169.6	$150.5

Acquisitions in the year are related to the Huntsman acquisition based on our provisional assessment of the fair value of the other intangible assets acquired. In the first quarter of 2017 we allocated $33.5 million of goodwill to intangibles relating to the acquisition completed on December 30, 2016. The intangible assets relate to customer relationships.

In addition, the Company completed the acquisition of customer and distributor lists in the Americas and Asia Pacific from Huntsman Holland B.V. for $4.2 million in cash on August 9, 2017.

Internally developed software has been capitalized in relation to a new information system platform for the acquired Huntsman business.

Amortization expense

	Nine Months Ended September 30
(in millions)	2017	2016
Product rights	$(2.8)	$(2.8)
Brand names	(0.9)	(0.9)
Technology	(2.5)	(2.5)
Customer relationships	(7.6)	(5.1)
Non-compete agreements	(0.6)	(0.7)
Marketing related	(0.7)	(0.7)
Internally developed software	(5.5)	(5.5)

Total	$(20.6)	$(18.2)

NOTE 6 – PENSION PLANS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Plan net pension credit/(charge):
Service cost	$(0.2)	$(0.2)	$(0.7)	$(0.7)
Interest cost on projected benefit obligation	(3.9)	(5.0)	(11.3)	(16.0)
Expected return on plan assets	6.2	7.2	18.2	23.0
Amortization of prior service credit	0.2	0.2	0.7	0.8
Amortization of actuarial net losses	(1.2)	(0.6)	(3.7)	(2.0)

	$1.1	$1.6	$3.2	$5.1

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into selling, general and administrative expenses.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. The net pension charge for the German plan for the three and nine months ended September 30, 2017 was $0.1 million and $0.5 million, respectively (three and nine months ended September 30, 2016 - $0.2 million and $0.6 million, respectively).

As at September 30, 2017, our Performance Chemicals segment has pension obligations in its European businesses with a liability of $4.7 million (December 31, 2016 - $4.1 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2017	$2.2	$0.1	$2.3
Reductions due to lapsed statute of limitations	(0.5)	0.0	(0.5)

Closing balance at September 30, 2017	1.7	0.1	1.8
Current	0.0	0.0	0.0

Non-current	$1.7	$0.1	$1.8

All of the unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of income taxes in our condensed consolidated statements of income.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the Company’s U.S. subsidiaries is currently subject to a state tax examination in respect of 2012 through to 2014 inclusive, and the Company and its U.S. subsidiaries are currently subject to a federal income tax examination in respect of 2015. The Company currently anticipates that adjustments, if any, arising out of these tax audits would not result in a material change to the Company’s financial position as at September 30, 2017.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2014 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2014 onwards), Germany (2015 onwards), Switzerland (2015 onwards) and the United Kingdom (2015 onwards).

Tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired as part of the Huntsman business in respect of the period 2011 to 2013 inclusive. Any additional tax arising as a consequence of the tax audit would be a liability of the previous owner under the terms of the sales and purchase agreement.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2017	December 31, 2016
Revolving credit facility	$121.0	$161.0
Term loan	110.0	110.0
Deferred finance costs	(1.7)	(2.2)

	$229.3	$268.8
Due within one year	(10.3)	(10.3)

Due after one year	$219.0	$258.5

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

Movements in the provisions are summarized as follows:

	Nine Months Ended September 30
(in millions)	2017	2016
Total at January 1	$39.5	$37.7
Charge for the period	4.4	3.5
Utilized in the period	(1.7)	(2.1)
Exchange effect	0.5	0.1

Total at September 30	42.7	39.2
Due within one year	(5.9)	(5.0)

Due after one year	$36.8	$34.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$65.5	$65.5	$101.9	$101.9
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	2.0	2.0	0.0	0.0
Interest rate swaps	0.6	0.6	0.4	0.4
Liabilities
Non-derivatives:
Long-term debt (including current portion)	$229.3	$229.3	$268.8	$268.8
Finance leases (including current portion)	5.8	5.8	4.5	4.5
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.6	0.6
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	11.4	11.4	9.8	9.8

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the term loan and revolving credit facility, which are shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the interest rate swaps. Finance leases relate to certain fixed assets in our oilfield services business. The carrying amount of finance leases approximates to the fair value.

Derivatives: The fair value of derivatives relating to foreign currency forward exchange contracts and interest rate swaps are derived from current settlement prices and comparable contracts using current assumptions. Interest rate swaps relate to contracts taken out to hedge interest rate risk on a portion of our long-term debt. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar and changes in U.S. LIBOR.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2017 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2017 was a loss of $0.6 million (first nine months of 2016: gain of $3.2 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first nine months of 2017 was a gain of $0.2 million (first nine months of 2016: $0.0 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2017, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $3.3 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	570,994	$20.38	$21.68
Granted - at discount	79,664	$0.00	$61.39
- at market value	18,843	$70.60	$16.84
Exercised	(83,255)	$12.56	$23.86
Forfeited	(3,805)	$15.91	$22.47

Outstanding at September 30, 2017	582,441	$20.64	$26.68

At September 30, 2017, there were 44,443 stock options that were exercisable, of which 9,421 had performance conditions attached.

The stock option compensation cost for the first nine months of 2017 was $3.4 million (first nine months of 2016 – $2.8 million). The total intrinsic value of options exercised in the first nine months of 2017 was $2.0 million (first nine months of 2016 – $1.8 million).

The total compensation cost related to non-vested stock options not yet recognized at September 30, 2017 was $6.7 million and this cost is expected to be recognized over the weighted-average period of 2.05 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2017:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	279,815	$3.77	$33.40
Granted - at discount	180,249	$0.00	$62.76
- at market value	5,530	$70.60	$16.84
Exercised	(34,054)	$5.47	$27.09
Forfeited	(16,075)	$0.00	$33.77

Outstanding at September 30, 2017	415,465	$3.03	$46.41

At September 30, 2017 there were 54,759 SEUs that are exercisable, of which 49,391 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first nine months of 2017 was $3.6 million (first nine months of 2016 – $3.7 million). The total intrinsic value of SEUs exercised in the first nine months of 2017 was $1.1 million (first nine months of 2016 – $1.5 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.93 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2017 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Foreign currency translation items:
Liquidation of subsidiary	$1.8	Loss on liquidation of subsidiary
Defined benefit pension plan items:
Amortization of prior service credit	$(0.7)	See (¹) below
Amortization of actuarial net losses	3.7	See (¹) below

	4.8	Total before tax
	(0.5)	Income tax expense

Total reclassifications	$4.3	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first nine months of 2017, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2016	$0.3	$(46.0)	$(80.5)	$(126.2)

Other comprehensive income before reclassifications	0.2	0.0	30.7	30.9
Amounts reclassified from AOCL	0.0	2.5	0.0	2.5

Total other comprehensive income	0.2	2.5	30.7	33.4

Balance at September 30, 2017	$0.5	$(43.5)	$(49.8)	$(92.8)

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The new standard will become effective for annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be applied retrospectively to each prior period presented in the financial statements (full retrospective approach) or retrospectively with the cumulative effect of initially applying the standard recognized as an adjustment to the opening balance of retained earnings as of the date of adoption (modified retrospective approach). We will adopt the new revenue standard on January 1, 2018 utilizing the modified retrospective approach.

We are spending significant time and efforts evaluating, analyzing and documenting the expected impact of ASU 2014-09 on our financial statements. Our approach includes performing a detailed review of key contracts representative of our different businesses and product lines, reviewing various industry publications, and comparing our current accounting policies to the principles and requirements outlined in the new standard. Our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2017 the Company incurred fees from SGR of $0.3 million (first nine months of 2016 – $0.4 million). As at September 30, 2017, the amount due to SGR from the Company was $0.0 million (December 31, 2016 - $0.0 million).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2017

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.

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

The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Net sales:
Fuel Specialties	$130.1	$114.4	$377.8	$367.1
Performance Chemicals	110.3	36.8	309.7	106.8
Oilfield Services	81.9	49.7	224.5	132.4
Octane Additives	10.1	4.6	41.0	39.3

	$332.4	$205.5	$953.0	$645.6

Gross profit:
Fuel Specialties	$44.6	$43.8	$135.9	$129.5
Performance Chemicals	20.7	12.3	54.8	34.4
Oilfield Services	28.5	20.6	82.9	52.1
Octane Additives	5.0	2.5	21.2	24.9

	$98.8	$79.2	$294.8	$240.9

Operating income:
Fuel Specialties	$24.9	$24.1	$75.5	$72.2
Performance Chemicals	9.7	4.2	22.2	13.3
Oilfield Services	1.8	0.0	8.5	(7.1)
Octane Additives	4.4	1.9	19.2	22.5
Pension credit	1.1	1.6	3.2	5.1
Corporate costs	(11.7)	(15.2)	(34.5)	(37.8)
Adjustment to fair value of contingent consideration	0.0	2.3	0.0	6.3
Loss on disposal of subsidiary	0.0	0.0	(1.0)	(1.4)
Foreign exchange loss on liquidation of Subsidiary	0.0	0.0	(1.8)	0.0

Total operating income	$30.2	$18.9	$91.3	$73.1

Three Months Ended September 30, 2017

The following table shows the change in components of operating income by reporting segment for the three months ended September 30, 2017 and the three months ended September 30, 2016:

	Three Months Ended September 30
(in millions, except ratios)	2017	2016	Change
Net sales:
Fuel Specialties	$130.1	$114.4	$15.7	+14%
Performance Chemicals	110.3	36.8	73.5	+200%
Oilfield Services	81.9	49.7	32.2	+65%
Octane Additives	10.1	4.6	5.5	+120%

	$332.4	$205.5	$126.9	+62%

Gross profit:
Fuel Specialties	$44.6	$43.8	$0.8	+2%
Performance Chemicals	20.7	12.3	8.4	+68%
Oilfield Services	28.5	20.6	7.9	+38%
Octane Additives	5.0	2.5	2.5	+100%

	$98.8	$79.2	$19.6	+25%

Gross margin (%):
Fuel Specialties	34.3	38.3	-4.0
Performance Chemicals	18.8	33.4	-14.6
Oilfield Services	34.8	41.4	-6.6
Octane Additives	49.5	54.3	-4.8
Aggregate	29.7	38.5	-8.8
Operating expenses:
Fuel Specialties	$(19.7)	$(19.7)	$0.0	0%
Performance Chemicals	(11.0)	(8.1)	(2.9)	+36%
Oilfield Services	(26.7)	(20.6)	(6.1)	+30%
Octane Additives	(0.6)	(0.6)	0.0	0%
Pension credit	1.1	1.6	(0.5)	-31%
Corporate costs	(11.7)	(15.2)	3.5	-23%
Adjustment to fair value of contingent consideration	0.0	2.3	(2.3)	-100%

	$(68.6)	$(60.3)	$(8.3)	+14%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2017
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+9	-2	-1	+5	+2
Price and product mix	-4	+17	+10	+16	+9
Exchange rates	0	+6	+0	0	+3

	+5	+21	+9	+21	+14

Volumes in the Americas were higher than the prior year due to higher demand, partly offset by an adverse price and product mix. Volumes in EMEA and ASPAC decreased due to the continuation of customer reformulation to our new technologies. Price and product mix in EMEA and ASPAC benefitted from increased sales of higher margin products from our continuing technology changes. AvTel volumes were higher than the prior year due to variations in the timing of demand, together with a favorable price mix. EMEA benefited from favorable exchange rate movements year over year, driven by a strengthening of the European Union euro against the U.S. dollar.

Gross margin: decreased by 4.0 percentage points as margins returned to be within our expected range after the highs of the prior year. The current year was impacted by adverse sales mix and manufacturing variances, compared to a favorable sales mix in the prior year.

Operating expenses: are consistent with the prior year.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2017
Change (%)	Americas	EMEA	ASPAC	Acquisition	Total
Volume	+20	-2	+1	0	+13
Acquisition	0	0	0	+196	+196
Price and product mix	-16	+4	-5	0	-10
Exchange rates	0	+3	0	0	+1

	+4	+5	-4	+196	+200

Increased Personal Care demand led to higher volumes in the Americas and ASPAC, partly offset by pricing pressures which adversely affected the price and product mix. EMEA experienced a decline in volumes in the quarter due to order phasing, which was offset by a favorable price and product mix. EMEA benefited from favorable exchange rate movements year over year, driven by a strengthening of the European Union euro against the U.S. dollar. Sales growth from the acquisition of our Huntsman business at the end of 2016 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year decrease of 14.6 percentage points was driven by the dilutive effect of the lower margins for our acquired Huntsman business together with continued pricing pressures. However, gross margin improved 2.2 percentage points sequentially compared to the second quarter, with both the heritage and acquired businesses delivering margin improvements.

Operating expenses: the year on year increase of $2.9 million is due to a $4.2 million increase for the acquisition of our Huntsman business, partly offset by a reduction of $1.0 million relating to a one-off commercial legal settlement in the prior year and lower accruals for share based compensation due to the relative performance of the Innospec share price year over year.

Oilfield Services

Net sales: the year on year increase of $32.2 million was driven by continued improvement in customer activity driving an 8 percent increase sequentially over the second quarter. Overall volumes increased by 83 percent year on year, partly offset by an adverse price and product mix of 18 percent.

Gross margin: the year on year decrease of 6.6 percentage points is comparing to a very strong comparative quarter and the result of higher costs in the current year related to the effect of Hurricane Harvey on raw material price and availability.

Operating expenses: the year on year increase of $6.1 million was driven by higher selling and technical support expenses required to service the increase in customer demand, together with additional research and development and higher administration costs to support the business growth.

Octane Additives

Net sales: have increased by $5.5 million compared to the prior year, due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease of 4.8 percentage points was due to lower volumes of production in the current year leading to a higher manufacturing cost per tonne.

Operating expenses: are consistent with the prior year.

Other Income Statement Captions

Pension credit: is non-cash, and was a $1.1 million net credit in 2017 compared to a $1.6 million net credit in 2016 primarily due to higher amortization of actuarial losses.

Corporate costs: the year on year decrease of $3.5 million related to $1.7 million non-recurring acquisition-related costs in the prior year for our Huntsman business, partly offset by $0.5 million of integration related costs in the current year; together with lower performance based personnel-related compensation, including lower accruals for share-based compensation due to the relative performance of the Innospec share price year over year; and the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Adjustment to fair value of contingent consideration: in the comparative period there was a contingent consideration credit of $2.3 million related to a previous acquisition.

Other net income: other net income of $1.8 million related to $1.3 million of gains on translation of net assets denominated in non-functional currencies mainly in our European businesses, together with $0.5 million of gains on foreign currency forward exchange contracts. In the prior year, other net expense of $5.0 million primarily related to net losses of $6.7 million on translation of assets and liabilities denominated in non-functional currencies in our European businesses, partly offset by gains of $1.7 million on foreign currency forward exchange contracts.

Interest expense, net: was $2.1 million in 2017 compared to $0.7 million in 2016, driven by the additional term loan related to our Huntsman acquisition, increased working capital requirements funded by our credit facility and the recent rise in LIBOR impacting our credit facility interest.

Income taxes: The effective tax rate was 22.1% and 13.6% in the third quarter of 2017 and 2016, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table was 23.8% in the third quarter of 2017 compared with 19.4% in the third quarter of 2016. The 4.4% increase in the adjusted effective tax rate was primarily due to the third quarter of 2017 benefiting, to a lesser extent, from the positive impact of taxable profits in different geographical locations as compared to the third quarter of 2016, together with the impact of stock compensation adjustments as a consequence of the introduction of ASU 2016-09 in 2017. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended September 30
(in millions)	2017	2016
Income before income taxes	$29.9	$13.2
Adjustment to fair value of contingent consideration	0.0	(2.4)
Adjustment for stock compensation	1.2	0.0

	$31.1	$10.8

Income taxes	$6.6	$1.8
Tax on adjustment to fair value of contingent consideration	0.0	(0.9)
Tax on stock compensation	0.3	0.0
Adjustment of income tax positions	0.5	1.2

	$7.4	$2.1

GAAP effective tax rate	22.1%	13.6%
Adjusted effective tax rate	23.8%	19.4%

Nine Months Ended September 30, 2017

The following table shows the change in components of operating income by reporting segment for the nine months ended September 30, 2017 and the nine months ended September 30, 2016:

	Nine Months Ended September 30
(in millions, except ratios)	2017	2016	Change
Net sales:
Fuel Specialties	$377.8	$367.1	$10.7	+3%
Performance Chemicals	309.7	106.8	202.9	+190%
Oilfield Services	224.5	132.4	92.1	+70%
Octane Additives	41.0	39.3	1.7	+4%

	$953.0	$645.6	$307.4	+48%

Gross profit:
Fuel Specialties	$135.9	$129.5	$6.4	+5%
Performance Chemicals	54.8	34.4	20.4	+59%
Oilfield Services	82.9	52.1	30.8	+59%
Octane Additives	21.2	24.9	(3.7)	-15%

	$294.8	$240.9	$53.9	+22%

Gross margin (%):
Fuel Specialties	36.0	35.3	+0.7
Performance Chemicals	17.7	32.2	-14.5
Oilfield Services	36.9	39.4	-2.5
Octane Additives	51.7	63.4	-11.7
Aggregate	30.9	37.3	-6.4
Operating expenses:
Fuel Specialties	$(60.4)	$(57.3)	$(3.1)	+5%
Performance Chemicals	(32.6)	(21.1)	(11.5)	+55%
Oilfield Services	(74.4)	(59.2)	(15.2)	+26%
Octane Additives	(2.0)	(2.4)	0.4	-17%
Pension credit	3.2	5.1	(1.9)	-37%
Corporate costs	(34.5)	(37.8)	3.3	-9%
Adjustment to fair value of contingent consideration	0.0	6.3	(6.3)	-100%
Loss on disposal of subsidiary	(1.0)	(1.4)	0.4	-29%
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	(1.8)	n/a

	$(203.5)	$(167.8)	$(35.7)	+21%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2017
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+10	-6	-4	-15	-2
Price and product mix	-6	+11	+8	+5	+5
Exchange rates	0	-1	0	0	0

	+4	+4	+4	-10	+3

Volumes in the Americas were higher as a result of increased demand following a slower than normal end to 2016. Price and product mix in the Americas was adversely impacted by increased sales of lower margin products. Volumes in EMEA and ASPAC decreased due to customer reformulation to our new technologies. Price and product mix in EMEA and ASPAC benefited from increased sales of higher margin products. AvTel volumes were lower than the prior year due to variations in the timing and level of demand from customers, together with a favorable price mix. EMEA was adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar.

Gross margin: the year on year increase of 0.7 percentage points was driven by increased sales of higher margin products together with a favorable price and product mix. The effect of weaker exchange rates versus the U.S. dollar did not significantly impact gross margin.

Operating expenses: the year on year increase of $3.1 million was driven by $1.9 million higher selling and administrative expenses, including higher performance based personnel-related compensation; together with $1.2 million higher research and development expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2017
Change (%)	Americas	EMEA	ASPAC	Acquisition	Total
Volume	+9	+2	+16	0	+8
Acquisition	0	0	0	+187	+187
Price and product mix	-6	+5	-9	0	-4
Exchange rates	0	-2	-3	0	-1

	+3	+5	+4	+187	+190

Excluding the Huntsman acquisition, increased Personal Care demand led to higher volumes in all our markets. Price and product mix was adversely affected by pricing pressures in the Americas and ASPAC while EMEA benefitted from favorable price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven by a weakening of the European Union euro and the British pound sterling against the U.S. dollar. Sales growth from the acquisition of our Huntsman business at the end of 2016 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year decrease of 14.5 percentage points was driven by the dilutive effect of the lower margins for our acquired Huntsman business together with some one-off events for an unplanned plant outage and raw materials purchasing and pricing issues in the second quarter.

Operating expenses: the year on year increase of $11.5 million is due to $12.9 million additional expenses within our acquired Huntsman business, partly offset by a $1.0 million one-off commercial legal settlement in the prior year and lower share based compensation driven by the relative performance of the Innospec share price year over year.

Oilfield Services

Net sales: the year on year increase of $92.1 million was due to an improvement in customer demand for all our product lines following the rise in customer activity as oil prices recovered. Overall volumes increased by 75 percent year on year, partly offset by an adverse price and product mix of 5 percent.

Gross margin: the year on year decrease of 2.5 percentage points when compared to a strong prior year, was driven by the mix of customer activity and the adverse effect of Hurricane Harvey on raw material price and availability.

Operating expenses: the year on year increase of $15.2 million was driven by higher selling and technical support expenses required to service the increase in customer demand, together with additional research and development and higher administration costs to support the business growth.

Octane Additives

Net sales: have increased by $1.7 million compared to the prior year, due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease of 11.7 percentage points was due to lower volumes of production in the current year leading to a higher manufacturing cost per tonne.

Operating expenses: the year on year decrease of $0.4 million was due to a reduction in the provisions for doubtful debts together with continuing cost efficiencies.

Other Income Statement Captions

Pension credit: is non-cash, and was a $3.2 million net credit in 2017 compared to a $5.1 million net credit in 2016, primarily due to higher amortization of actuarial losses in the current year.

Corporate costs: the year on year decrease of $3.3 million related to $2.7 million non-recurring acquisition-related costs in the prior year for our Huntsman business, partly offset by $1.7 million of integration related costs in the current year; together with lower performance based personnel-related compensation; and the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Adjustment to fair value of contingent consideration: in the comparative period there was a contingent consideration credit of $6.3 million related to a previous acquisition.

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

Other net income: other net income of $2.9 million related to $3.5 million of gains on translation of net assets denominated in non-functional currencies mainly in our European businesses, partly offset by losses of $0.6 million on foreign currency forward exchange contracts. In the prior year, other net income of $3.2 million primarily related to net gains on foreign currency forward contracts.

Interest expense, net: was $6.3 million in 2017 compared to $2.2 million in 2016, driven by the additional term loan related to the Huntsman acquisition, increased working capital requirements funded by our credit facility and the recent rise in LIBOR impacting our revolving credit facility borrowing.

Income taxes: The effective tax rate was 24.2% and 20.1% in the first nine months of 2017 and 2016, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.8% in the first nine months of 2017 compared with 20.2% in the first nine months of 2016. The 4.6% increase in the adjusted effective tax rate was primarily due to the first nine months of 2017 benefiting to a lesser extent from the positive impact of taxable profits in different geographical locations as compared to the first nine months of 2016, together with the impact of stock compensation adjustments as a consequence of ASU 2016-09 in 2017. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Nine Months Ended September 30
(in millions)	2017	2016
Income before income taxes	$87.9	$74.1
Adjustment to fair value of contingent consideration	0.0	(7.1)
Adjustment to fair value acquisition accounting	1.7	0.0
Loss on disposal of subsidiary	1.0	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Adjustment for stock compensation	3.0	0.0

	$95.4	$68.4

Income taxes	$21.3	$14.9
Tax on adjustment to fair value of contingent consideration	0.0	(2.7)
Tax on adjustment to fair value acquisition accounting	0.3	0.0
Tax on stock compensation	1.6	0.0
Adjustment of income tax provision	0.5	1.6

	$23.7	$13.8

GAAP effective tax rate	24.2%	20.1%
Adjusted effective tax rate	24.8%	20.2%

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

(in millions)	September 30, 2017	December 31, 2016
Total current assets	$532.7	$441.1
Total current liabilities	(237.9)	(183.1)

Working capital	294.8	258.0
Less cash and cash equivalents	(65.5)	(101.9)
Less prepaid income taxes	(4.0)	(4.8)
Add back current portion of accrued income taxes	8.2	9.4
Add back current portion of long-term debt	10.3	10.3
Add back current portion of finance leases	2.6	1.6
Add back current portion of plant closure provisions	5.9	6.7
Add back current portion of acquisition-related contingent consideration	1.1	1.1
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$253.5	$180.5

During the first nine months of 2017 our working capital increased by $36.8 million, while our adjusted working capital has increased by $73.0 million. The difference is primarily due to the exclusion of cash and cash equivalents from the adjusted working capital measure. The Huntsman acquisition accounted for approximately $38 million of these movements which included a one-off working capital funding requirement post acquisition. The remaining movements are primarily driven by increased inventories and accounts receivables across our businesses in line with the timing of demand from our customers.

We had a $91.2 million increase in trade and other accounts receivable primarily related to a $66.6 million increase for the Huntsman acquisition trade receivables in our Performance Chemicals segment. The timing of sales in our Fuel Specialties and Oilfield Services segments has also increased receivables. Days’ sales outstanding in our Fuel Specialties segment increased from 45 days to 57 days; increased in our Performance Chemicals segment from 55 days to 66 days; and increased from 54 days to 61 days in our Oilfield Services segment.

We had a $37.7 million increase in inventories, which is related to increases in all our segments to align with the timing of demand from customers. Days’ sales in inventory in our Fuel Specialties segment increased from 84 days to 106 days; decreased in our Performance Chemicals segment from 94 days to 51 days; and decreased from 72 days to 61 days in our Oilfield Services segment.

Prepaid expenses decreased by $2.1 million from $6.2 million to $4.1 million due to the timing of invoices received and the normal expensing of prepaid invoices.

We had a $55.8 million increase in accounts payable and accrued liabilities primarily related to a $34.0 million increase for the Huntsman acquisition in our Performance Chemicals segment and a $20.6 million increase for our Oilfield Services segment driven by increased customer activity. Creditor days in our Fuel Specialties segment increased from 28 days to 37 days; in our Performance Chemicals segment increased from 32 days to 48 days; and increased from 32 days to 46 days in our Oilfield Services segment.

Operating Cash Flows

We have generated cash in operating activities of $35.2 million in the first nine months of 2017 compared to $87.0 million in the first nine months of 2016. The year over year change in cash from operating activities is primarily due to the working capital requirements of our acquired Huntsman business, increased customer activity in our Oilfield Services segment and the payment of long-term incentive performance based personnel-related compensation.

Cash

At September 30, 2017 and December 31, 2016 we had cash and cash equivalents of $65.5 million and $101.9 million, respectively, of which $54.5 million and $90.2 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings. We currently do not expect to make a repatriation in the foreseeable future and hence have not provided for future income taxes on the cash held by overseas subsidiaries. If circumstances were to change that would cause these earnings to be repatriated, an additional U.S. tax liability could be incurred, and we continue to monitor this position.

Debt

At September 30, 2017, the Company had $121.0 million of debt outstanding under the revolving credit facility, $110.0 million of debt outstanding on our term loan and $5.8 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment. Total long-term debt at September 30, 2017 is reported net of deferred finance costs of $1.7 million (December 31, 2016 - $2.2 million).

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

On December 30, 2016 we acquired the European Differentiated Surfactants business from Huntsman (“Huntsman”). We excluded the operations of Huntsman from the scope of our Sarbannes-Oxley Section 404 report on internal controls over financial reporting as of December 31, 2016. We are continuing the process of implementing our internal control structure and in the third quarter of 2017 implemented a new information system platform over the acquired operations. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary to accommodate modifications to its business processes and accounting procedures.

There were no other changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2017, no shares of our common stock were repurchased by the Company. There was $82.5 million remaining under the 2015 authorization as at September 30, 2017.

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

INNOSPEC INC.
Registrant

Date: November 8, 2017	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 8, 2017	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer