Form 10-K
period 2017-12-31
INNOSPEC INC.
filed 2018-02-15
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2017) was approximately $954 million, based on the closing price of the common shares on the NASDAQ on June 30, 2017. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 8, 2018, 24,350,319 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2018 are incorporated by reference into Part III of this Form 10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies specialty chemicals for use as fuel additives, ingredients for personal care, home care, agrochemical, mining and other applications and oilfield chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, fuel manufacturers and users, formulators of personal care, home care, agrochemical and mining formulations, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, cost-efficient and more environmentally friendly. Our performance chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Mining markets. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline.

Segment Information

The Company reports its financial performance based on the four reportable segments described as follows:

•	Fuel Specialties

•	Performance Chemicals

•	Oilfield Services

•	Octane Additives

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

The segment has grown organically through our development of new products to address what we believe are the key drivers in demand for fuel additives. These drivers include increased demand for fuel, focus on fuel economy, changing engine technology and legislative developments. We have also devoted substantial resources towards the development of new and improved products that may be used to improve combustion efficiency.

Our customers in this segment include national oil companies, multinational oil companies and fuel retailers.

Performance Chemicals

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Mining markets.

This segment has grown through acquisitions and the development and marketing of innovative products. The focus for our Performance Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.

Our customers in this segment include large multinational companies, manufacturers of personal care and household products and specialty chemical manufacturers operating in agrochemical, mining and other industrial applications.

Oilfield Services

Our Oilfield Services segment develops and markets products to prevent loss of mud in drilling operations, chemical solutions for fracturing, stimulation and completion operations and products for oil and gas production which aid flow assurance and maintain asset integrity.

This segment has recently been growing strongly, driven by increased customer activity, following the increase in crude oil prices, as the industry recovers from the significant declines of the last two years.

Our customers in this segment include multinational public and independent companies operating currently principally in the Americas.

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

Sales of TEL for use in automotive gasoline are principally made to state-owned refineries located in North Africa. Our environmental remediation business manages the cleanup of redundant TEL facilities as refineries complete the transition to unleaded gasoline.

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

The purchase of large amounts of certain raw materials across all our segments can create some variations in working capital requirements, but these are planned and managed by the business.

We do not believe that our terms of sale, or purchase, differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, ethylene, various solvents and lubricity improvers.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene for our operations in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material for our German operations in products representing approximately 4% of Innospec’s sales.

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

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory expertize.

Fuel Specialties: Within the Fuel Specialties segment, the Fuels sub-market is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships.

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

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $31.4 million, $25.4 million and $25.3 million in 2017, 2016 and 2015, respectively.

We believe that our proven technical capabilities provide us with a significant competitive advantage. In the last five years, the Fuel Specialties segment has developed new detergent, cold flow improvers, stabilizers, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability has also been instrumental in enabling us to produce innovative products including Iselux™ and Statsafe®.

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

We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. This involves anticipating the program of work and the associated future expected costs, and so involves the exercise of judgment by management. We regularly review the future expected costs of remediation and the current estimate is reflected in Note 12 of the Notes to the Consolidated Financial Statements.

The European Union legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration process, the Company incurs expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $2 million over the next three years based on the current regulatory environment.

Employees

The Company had approximately 1900 employees in 24 countries as at December 31, 2017.

Available Information

Our corporate web site is www.innospecinc.com. We make available, free of charge, on or through this web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”).

The Company routinely posts important information for investors on its web-site (under Investor Relations). The Company uses this web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (“Fair Disclosure”). Accordingly, investors should monitor the Investor Relations portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

Item 1A	Risk Factors

The factors described below represent the principal risks associated with our business.

Trends in oil and gas prices affect the level of exploration, development and production activity of our customers, and the demand for our services and products, which could have a material adverse impact on our business.

Demand for our services and products in our Oilfield Services business is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of other economic and political factors that are beyond our control. Even the perception of longer-term lower oil and gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and gas include the level of supply and demand for oil and gas, governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves, weather conditions and natural disasters, worldwide political, military, and economic conditions, the level of oil and gas production by non-OPEC countries and the available excess production capacity within OPEC, the cost of producing and delivering oil and gas and potential acceleration of the development of alternative fuels and engine technologies. Any prolonged reduction in oil and gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse impact on our results of operations, financial position and cash flows.

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and South American regions. Our international operations are subject to numerous international business risks including, but not limited to, geopolitical and economic conditions, risk of expropriation, import and export restrictions, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could have a material adverse impact on our results of operations, financial position and cash flows.

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

Part of our strategy is to pursue strategic acquisitions, partnerships and other opportunities to complement and expand our existing business. The success of these transactions depends on our ability to efficiently complete transactions, integrate assets and personnel acquired in these transactions and apply our internal control processes to these acquired businesses. Consummating acquisitions, partnerships or other opportunities and integrating acquisitions involves considerable expense, resources and management time commitments, and our failure to manage these as intended could result in unanticipated expenses and losses. Post-acquisition integration may result in unforeseen difficulties and may deplete significant financial and management resources that could otherwise be available for the ongoing development or expansion of existing operations. Furthermore, we may not realize the benefits of an acquisition in the way we anticipated when we first entered the transaction. Any of these risks could adversely impact our results of operations, financial position and cash flows.

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

Political developments may adversely affect our business

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. Subsequently, the U.K. parliament passed the European Union (Notification of Withdrawal) Act 2017, which conferred power on the U.K. government to give notice to the European Council, under

Article 50(2) of the Treaty on European Union, of the U.K.’s intention to withdraw from the European Union. The U.K. submitted this notice to the European Council on March 29, 2017. Accordingly, the U.K. is currently expected to withdraw from the European Union on March 29, 2019. The U.K. is currently in the process of negotiating a withdrawal agreement with the European Union, but if this is not agreed and ratified by March 29, 2019 (or such later date as may be agreed between the U.K. and the European Council), the U.K. may be required to withdraw from the European Union without a withdrawal agreement being in force. It is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.

These political developments may adversely impact our results of operations, financial position and cash flows.

We could be adversely affected by technological changes in our industry.

Our ability to maintain or enhance our technological capabilities, develop and market products and applications that meet changing customer requirements, and successfully anticipate or respond to technological changes in a cost effective and timely manner will likely impact our future business success. We compete on a number of fronts including, but not limited to, product quality and performance. In the case of some of our products, our competitors are larger than us and may have greater access to financial, technological and other resources. Technological changes include, but are not limited to, the development of electric and hybrid vehicles, and the subsequent impact on the demand for gasoline and diesel. Our inability to maintain a technological edge, innovate and improve our products could cause a decline in the demand and sales of our products, and adversely impact our results of operations, financial position and cash flows.

Decline in our TEL business

The remaining sales of the Octane Additives business are now concentrated to one remaining refinery customer. When this customer chooses to cease using TEL as an octane enhancer then the Company’s future operating income and cash flows from operating activities will be materially impacted.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) of our United Kingdom defined benefit pension plan are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension credit recognized in the income statement. If future plan investment returns prove insufficient to meet future obligations, or should future obligations increase due to actuarial factors or changes in pension legislation, then we may be required to make additional cash contributions. These events could adversely impact our results of operations, financial position and cash flows.

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

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Recently, the U.S. has enacted significant tax reform which will impact our tax liabilities. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

Uncertainty in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate

The 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has authority to issue regulations and interpretative guidance that may impact how we apply the law and impact our results of operations in the period issued and subsequently.

The Tax Reform Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Reform Act and the accounting for such provisions requires the accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate of the effect of the Tax Reform Act in our financial statements. As additional regulatory guidance is issued, as we perform additional analysis on the application of the law, and as we refine our estimates in calculating the effect, our final analysis may be different from our current provisional amounts, which could adversely impact our results of operations, financial position and cash flows.

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

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of these raw materials are derived from petrochemical-based and vegetable-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time, we have entered into hedging arrangements for certain utilities and raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. If the costs of raw materials, chemicals or energy increase, and we are not able to pass on these cost increases to our customers, then profit margins and cash flows from operating activities would be adversely impacted. If raw material costs increase significantly, then our need for working capital could increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

A disruption in the supply of raw materials or transportation services would have a material adverse impact on our results of operations.

Although we try to anticipate problems with supplies of raw materials or transportation services by building certain inventories of strategic importance, transport operations are exposed to various risks such as extreme weather conditions, natural disasters, technological problems, work stoppages as well as transportation regulations. If the Company experiences transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished products, which could adversely impact our results of operations, financial position and cash flows.

A high concentration of significant stockholders may have a material adverse impact on our stock price.

Approximately 38% of our common stock is held by four stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

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

We are subject to regulation by federal, state, local and foreign government authorities. In some cases, we need government approval of our products, manufacturing processes and facilities before we may sell certain products. Many products are required to be registered with the U.S. Environmental Protection Agency (EPA), with the European Chemicals Agency (ECHA) and with comparable government agencies elsewhere. We are also subject to ongoing reviews of our products, manufacturing processes and facilities by government authorities, and must also produce product data and comply with detailed regulatory requirements.

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

We are from time to time involved in legal proceedings that result from, and are incidental to, the conduct of our business, including employee and product liability claims. Although we maintain insurance to protect us against a variety of claims, if our insurance coverage is not adequate to cover such claims, then we may be required to pay directly for such liabilities. Such outcomes could adversely impact our results of operations, financial position and cash flows.

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

Our term loan and revolving credit facility contains restrictive clauses which may limit our activities, and operational and financial flexibility. We may not be able to borrow under the credit facility if an event of default under the terms of the facility occurs. An event of default under the term loan and credit facility includes a material adverse change to our assets, operations or financial condition, and certain other events. The term loan and revolving credit facility also contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.

In addition, the term loan and revolving credit facility requires us to meet certain financial ratios, including ratios based on net debt to EBITDA and net interest expense to EBITDA. Net debt, net interest expense and EBITDA are non-GAAP measures of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the term loan and revolving credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the term loan and revolving credit facility, it could adversely impact our results of operations, financial position and cash flows.

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

Chemical related assets, and U.S. corporations such as us, may be at greater risk of future terrorist attacks than other possible targets in the U.S., the United Kingdom and throughout the world. Extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence and consequences of such events cannot be predicted, but they can adversely impact economic conditions in general and in our specific markets. The resulting damage from such events could include loss of life, severe injury and property damage or site closure. Any of these matters could adversely impact our results of operations, financial position and cash flows.

While Innospec maintains business continuity plans that are intended to allow it to continue operations or mitigate the effects of events that could disrupt its business, Innospec cannot provide assurances that its plans would fully protect it from all such events. In addition, insurance maintained by Innospec to protect against property damage, loss of business and other related consequences resulting from catastrophic events is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Innospec’s damages or damages to others in the event of a catastrophe. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

We may be exposed to certain regulatory and financial risks related to climate change

The outcome of new or potential legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, fees or restrictions on certain activities. Compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect us.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration
Newark, Delaware (1)	Fuel Specialties	Research & Development
Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Moscow, Russia (1)	Fuel Specialties	Sales/Administration
Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development
Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center
Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration
Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Rio de Janeiro, Brazil (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development
Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration
Everberg, Belgium (1)	Performance Chemicals	Sales/Administration/Research & Development
Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development
Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development
Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development
Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration
Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration
Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration
The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development
Williston, North Dakota	Oilfield Services	Sales/Warehouse
Casper, Wyoming (1)	Oilfield Services	Warehouse
Zug, Switzerland (1)	Octane Additives	Sales/Administration

(1)	Leased property

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 9, 2018 there were 917 registered holders of the common stock. The following table shows the closing high and low prices of our common stock for each of the last eight quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$73.25	$69.15	$66.10	$72.95
Low,	$61.00	$60.40	$54.25	$60.95

2016
High	$52.32	$50.21	$60.81	$72.75
Low	$42.45	$43.14	$45.59	$55.50

Dividends

The Company declared the following cash dividends for the year ended December 31, 2017:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 7, 2017	November 16, 2017	November 27, 2017	$0.39
May 9, 2017	May 22, 2017	May 31, 2017	$0.38

The Company declared the following cash dividends for the year ended December 31, 2016:

Date declared	Stockholders of Record	Date Paid	Amount per share
November 2, 2016	November 15, 2016	November 24, 2016	$0.34
May 3, 2016	May 16, 2016	May 25, 2016	$0.33

There are no restrictions on our ability to declare dividends and the Company is allowed to repurchase its own common stock as long as we are in compliance with the financial covenants in the Company’s credit facility.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2017.

Issuer Purchases of Equity Securities

During 2017 the Company made no repurchases of our common stock.

As at December 31, 2017, there was $82.5 million still available under the share repurchase program that was approved on November 3, 2015 for the repurchase of $90.0 million of Innospec shares over a three year period.

The Company has authorized securities for issuance under equity compensation plans. The information contained in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference. The current limit for the total amount of shares which can be issued or awarded under the Company’s five stock option plans is 2,640,000.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2012, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2012*

	2012	2013	2014	2015	2016	2017
Innospec Inc.	$100.00	$135.46	$126.76	$163.03	$207.64	$216.34
S&P 500 Index	100.00	129.60	144.36	143.31	156.98	187.47
NASDAQ Composite Index	100.00	138.32	156.85	165.84	178.28	228.63
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2017	2016	2015	2014	2013
Summary of performance:
Net sales	$1,306.8	$883.4	$1,012.3	$960.9	$818.8
Operating income	129.7	105.4	156.3	112.5	90.6
Income before income taxes	128.1	103.1	152.3	110.9	92.8
Income taxes	(66.3)	(21.8)	(32.8)	(26.8)	(15.0)
Net income	61.8	81.3	119.5	84.1	77.8
Net income attributable to Innospec Inc.	61.8	81.3	119.5	84.1	77.8
Net cash provided by operating activities	$82.7	$105.5	$118.2	$106.3	$61.3
Financial position at year end:
Total assets	$1,410.2	$1,181.4	$1,028.6	$999.9	$794.7
Long-term debt including finance leases (including current portion)	224.3	273.3	134.7	140.5	146.2
Cash, cash equivalents, and short- term investments	90.2	101.9	141.7	46.3	86.8
Total equity	$794.3	$653.8	$605.3	$515.9	$409.4
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of sales	4.7	9.2	11.8	8.8	9.5
Effective tax rate as a percentage (1)	51.8	21.1	21.5	24.2	16.2
Current ratio (2)	2.1	2.4	2.2	1.9	2.6
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$2.56	$3.39	$4.96	$3.45	$3.29
– Diluted	$2.52	$3.33	$4.86	$3.38	$3.22
Dividend paid per share	$0.77	$0.67	$0.61	$0.55	$0.50
Shares outstanding (basic, thousands)
– At year end	24,350	24,071	24,101	24,291	24,347
– Average during year	24,148	23,998	24,107	24,391	23,651
Closing stock price
– High	$73.25	$72.75	$58.70	$46.03	$48.71
– Low	$54.25	$42.45	$39.47	$35.55	$35.27
– At year end	$70.60	$68.50	$54.31	$42.70	$46.22

(1)	The effective tax rate is calculated as income taxes as a percentage of income before income taxes. Income taxes are impacted in 2017 by the provisional estimates recorded in respect of the Tax Reform Act.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017

Net sales	$294.3	$326.3	$332.4	$353.8
Gross profit	90.9	105.1	98.8	108.5
Operating income	26.4	34.7	30.2	38.4
Net income/(loss) (1)	17.2	26.1	23.3	(4.8)
Net cash provided by operating activities	$(19.9)	$(10.9)	$35.2	$78.3
Per common share:
Earnings – basic	$0.71	$1.08	$0.97	$(0.20)
– diluted	$0.70	$1.06	$0.95	$(0.20)
2016

Net sales	$212.1	$228.0	$205.5	$237.8
Gross profit	76.2	85.5	79.2	91.4
Operating income	25.6	28.6	18.9	32.3
Net income (2)	18.9	28.9	11.4	22.1
Net cash provided by operating activities	$6.7	$50.4	$29.9	$18.5
Per common share:
Earnings – basic	$0.79	$1.21	$0.48	$0.92
– diluted	$0.77	$1.18	$0.47	$0.90

NOTES

(1)	Net income includes the following special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2017:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017

US Tax Cuts and Jobs Act 2017	$0.0	$0.0	$0.0	$40.6
Amortization of acquired intangible assets	5.1	5.0	5.0	5.5
Adjustment of unrecognized tax benefits	0.0	0.0	(0.5)	0.0
Loss/(gain) on disposal of subsidiary	0.0	1.0	0.0	(0.1)
Foreign currency exchange losses/(gains)	1.0	(2.1)	(1.8)	(3.7)
Foreign exchange loss on liquidation of subsidiary	1.8	0.0	0.0	0.0
Fair value acquisition accounting	$1.7	$0.0	$0.0	$0.0

(2)	Net income includes the following special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2016:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016

Adjustment to fair value of contingent consideration	$(1.6)	$(2.4)	$(2.3)	$(3.1)
Amortization of acquired intangible assets	4.2	4.2	4.3	4.3
Acquisition-related costs	0.0	1.0	1.7	1.7
Adjustment of unrecognized tax benefits	0.0	(0.4)	(1.2)	0.0
Loss on disposal of subsidiary	1.4	0.0	0.0	0.0
Settlement of distributor claim	0.0	0.0	1.0	0.0
Foreign currency exchange losses/(gains)	$0.3	$(8.5)	$5.0	$2.3

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

In 2017, our sales grew in line with our expectations, as we delivered on our strategy to grow all of our strategic business units. Sales in Fuel Specialties and Performance Chemicals reflected the strength of our product portfolio and research and development pipeline in these markets. Our Oilfield Services segment experienced strong growth, reflecting the increase in customer activity, as the market recovered.

Our Octane Additives segment performance was in line with the final stages of transition to unleaded gasoline in the automotive market. Our Avtel product line, producing TEL for Avgas 100LL for piston engine aircraft, is included in our Fuel Specialties segment. We anticipate that this product line will decline when an alternative to Avgas 100LL is proven, and a deliverable transition plan is developed.

During the year, we completed the integration of the business acquired from Huntsman at the end of 2016. From the first quarter of 2018, Performance Chemicals will be reported as a single business in our commentary, and we will no longer report the detailed split between the acquired and heritage businesses.

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

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date and contingent consideration at each balance sheet reporting date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates based on new information that was not previously available, that result in adjustments to the fair values of assets acquired and liabilities assumed will have a corresponding offset to goodwill. Subsequent adjustments will impact our consolidated statements of income.

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

Remediation provisions at December 31, 2017 amounted to $46.1 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $25 million while the net pension credit for 2018 would change by approximately $0.1 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $18 million and the net pension credit for 2018 would change by approximately $1.5 million.

Further information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Income Taxes

We are subject to income and other taxes in the U.S. and other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.

The calculation of our tax liabilities involves evaluating uncertainties in the application of accounting principles and complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted and significantly revises the U.S. corporate income tax regime. The new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, amongst others.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Until accounting is complete, companies may record provisional estimates. As a result of the Tax Reform Act, we have recorded provisional amounts in relation to the accounting of the transition tax in 2017. We consider the accounting of the transition tax and other items as further disclosed in Note 10 to be incomplete due to the forthcoming guidance and our ongoing analysis of final data and tax positions which may impact these calculations.

We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

At December 31, 2017 we had $361.8 million of goodwill relating to our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments.

While we believe our assumptions for impairment assessments are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)

As at December 31, 2017 we had $196.0 million of property, plant and equipment and $163.3 million of other intangible assets (net of depreciation and amortization, respectively), that are discussed in Notes 6 and 8 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

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

We also test these long-lived assets for any potential impairment when events occur or circumstances change which suggests that impairment may have occurred. These types of events or changes in circumstances could include, but are not limited to:

•	introduction of new products with enhanced features by our competitors;

•	loss of, material reduction in purchases by, or non-renewal of a contract by a significant customer;

•	prolonged decline in business or consumer spending;

•	sharp and unexpected rise in raw material, chemical or energy costs; and

•	new laws or regulations inhibiting the development, manufacture, distribution or sale of our products.

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2017	2016	2015
Net sales:
Fuel Specialties	$523.8	$509.6	$532.8
Performance Chemicals	419.5	138.7	155.0
Oilfield Services	304.4	191.7	265.0
Octane Additives	59.1	43.4	59.5

	$1,306.8	$883.4	$1,012.3

Gross profit:
Fuel Specialties	$188.2	$186.4	$176.0
Performance Chemicals	75.8	43.4	42.4
Oilfield Services	109.3	76.4	99.1
Octane Additives	30.0	26.1	28.5

	$403.3	$332.3	$346.0

Operating income:
Fuel Specialties	$107.1	$110.6	$102.1
Performance Chemicals	32.6	16.0	16.3
Oilfield Services	9.5	(4.7)	9.0
Octane Additives	26.7	22.7	24.7
Pension credit	4.4	6.7	0.2
Corporate costs	(47.9)	(53.9)	(38.3)
Adjustment to fair value of contingent consideration	0.0	9.4	40.7
(Loss)/profit on disposal of subsidiary	(0.9)	(1.4)	1.6
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	0.0

Total operating income	$129.7	$105.4	$156.3

Included in net income:
Other income/(expense), net	$6.6	$0.9	$0.0
Interest expense, net	(8.2)	(3.2)	(4.0)

Income before income taxes	128.1	103.1	152.3
Income taxes	(66.3)	(21.8)	(32.8)

Net income	$61.8	$81.3	$119.5

Results of Operations – Fiscal 2017 compared to Fiscal 2016:

(in millions, except ratios)	2017	2016	Change
Net sales:
Fuel Specialties	$523.8	$509.6	$14.2	+3%
Performance Chemicals	419.5	138.7	280.8	n/a
Oilfield Services	304.4	191.7	112.7	+59%
Octane Additives	59.1	43.4	15.7	+36%

	$1,306.8	$883.4	$423.4	+48%

Gross profit:
Fuel Specialties	$188.2	$186.4	$1.8	+1%
Performance Chemicals	75.8	43.4	32.4	+75%
Oilfield Services	109.3	76.4	32.9	+43%
Octane Additives	30.0	26.1	3.9	+15%

	$403.3	$332.3	$71.0	+21%

Gross margin (%):
Fuel Specialties	35.9	36.6	-0.7
Performance Chemicals	18.1	31.3	-13.2
Oilfield Services	35.9	39.9	-4.0
Octane Additives	50.8	60.1	-9.3
Aggregate	30.9	37.6	-6.7

Operating expenses:
Fuel Specialties	$(81.1)	$(75.8)	$(5.3)	+7%
Performance Chemicals	(43.2)	(27.4)	(15.8)	+58%
Oilfield Services	(99.8)	(81.1)	(18.7)	+23%
Octane Additives	(3.3)	(3.4)	0.1	-3%
Pension credit	4.4	6.7	(2.3)	-34%
Corporate costs	(47.9)	(53.9)	6.0	-11%
Adjustment to fair value of contingent consideration	0.0	9.4	(9.4)	n/a
Loss on disposal of subsidiary	(0.9)	(1.4)	0.5	-36%
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	(1.8)	n/a

	$(273.6)	$(226.9)	$(46.7)	+21%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+11	-10	-1	-16	-3
Price and product mix	-6	+11	+6	+7	+5
Exchange rates	0	+2	0	0	+1

	+5	+3	+5	-9	+3

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

Gross margin: the year on year decrease of 0.7 percentage points was adversely impacted by lower sales of higher margin products compared to a strong prior year, partly offset by the benefit of a stronger European Union euro versus the U.S. dollar towards the end of the year.

Operating expenses: the year on year increase of $5.3 million was driven by $3.4 million higher selling and administrative expenses and $1.9 million higher research and development expenses. Higher performance based personnel-related compensation has increased expenses year on year.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Acquisition	Total
Volume	+16	+5	+11	0	+13
Acquisition	0	0	0	+195	+195
Price and product mix	-8	+4	-7	0	-6
Exchange rates	0	0	-1	0	0

	+8	+9	+3	+195	+202

Excluding the Huntsman acquisition, increased Personal Care demand led to higher volumes in all our markets. Price and product mix in the Americas and ASPAC was adversely affected by pricing pressures in Personal Care, while EMEA benefited from favorable price and product mix in Personal Care. ASPAC was adversely impacted by exchange rate movements’ year over year, driven by a weakening of the British pound sterling against the U.S. dollar. Sales growth from the acquisition of our Huntsman business at the end of 2016 has been excluded from the market analysis above and included as one variance for the segment total.

Gross margin: the year on year decrease of 13.2 percentage points was driven by the dilutive effect of the lower margins for our acquired Huntsman business together with some one-off events for an unplanned plant outage and raw materials purchasing and pricing issues in the second quarter for the acquired business.

Operating expenses: the year on year increase of $15.8 million is due to $17.6 million additional expenses within our acquired Huntsman business, partly offset by a reduction in performance based personnel-related compensation and the favorable impact of a $1.0 million one-off commercial legal settlement in the prior year.

Oilfield Services

Net sales: the year on year increase of $112.7 million was due to an improvement in customer demand for all our product lines following the rising customer activity as oil prices have recovered. Overall volumes increased by 60 percent year on year, partly offset by an adverse price and product mix of 1 percent.

Gross margin: the year on year decrease of 4.0 percentage points, compared with a strong prior year, is driven by the mix of customer activity and the adverse effect of Hurricane Harvey on raw material prices and availability.

Operating expenses: the year on year increase of $18.7 million was primarily driven by $15.3 million higher selling and technical support expenses required to service the increase in customer demand, together with $1.2 million additional research and development expenses and $2.2 million higher administration costs to support the business growth.

Octane Additives

Net sales: have increased by $15.7 million compared to the prior year, due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease of 9.3 percentage points was due to lower volumes of production in the current year leading to higher manufacturing costs per tonne.

Operating expenses: the year on year decrease of $0.1 million was primarily due to a reduction in the provisions for doubtful debts.

Other Income Statement Captions

Pension credit: is non-cash, and was a $4.4 million net credit in 2017 compared to a $6.7 million net credit in 2016 primarily driven by higher amortization of actuarial losses.

Corporate costs: the year on year decrease of $6.0 million related to $4.4 million non-recurring acquisition-related costs in the prior year for our Huntsman business, partly offset by $1.9 million of integration related costs in the current year; together with lower performance based personnel-related compensation and the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base over the year.

Adjustment to fair value of contingent consideration: in the prior year there was a contingent consideration credit of $9.4 million related to an acquisition in 2014.

Loss on disposal of subsidiary: the loss of $0.9 million relates to an indemnity claim in relation to residual testing in the Aroma Chemicals business which was sold in 2015.

Foreign exchange loss on liquidation of subsidiary: the $1.8 million loss relates to the reclassification of historic foreign exchange translations of net assets from accumulated other comprehensive losses, for our captive insurance company which was liquidated in the first quarter of 2017.

Other net income/(expense): other net income of $6.6 million related to $7.5 million of gains on translation of net balances denominated in non-functional currencies mainly in our European businesses, partly offset by losses of $0.9 million on foreign currency forward exchange contracts. In the prior year, other net income of $0.9 million primarily related to $4.4 million net gains on foreign currency forward contracts, partly offset by losses of $3.5 million on translation of net assets denominated in non-functional currencies in our European businesses.

Interest expense, net: was $8.2 million in 2017 compared to $3.2 million in 2016, driven by the additional term loan related to the Huntsman acquisition, increased working capital requirements funded by our credit facility and the recent rise in LIBOR impacting our revolving credit facility borrowing.

Income taxes: The effective tax rate was 51.8% and 21.1% in 2017 and 2016, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 20.2% in 2017 compared with 22.4% in 2016. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2017	2016
Income before income taxes	$128.1	$103.1
Adjustment to fair value of contingent consideration	0.0	(9.4)
Adjustment to acquisition accounting for inventory fair valuation	1.7	0.0
Loss on disposal of subsidiary	0.9	1.4
Foreign exchange loss on liquidation of subsidiary	1.8	0.0
Adjustment for stock compensation	4.0	0.0

	$136.5	$95.1

Income taxes	$66.3	$21.8
Adjustment of income tax provisions	0.5	1.6
Tax on adjustments to fair value of contingent consideration	0.0	(3.6)
Tax on stock compensation	3.1	0.0
Tax on adjustment to fair value accounting	0.3	0.0
Tax Cuts & Jobs Act 2017 provisional impact	(40.6)	0.0
(Deduct)/add back other discrete items	(2.0)	1.5

	$27.6	$21.3

GAAP effective tax rate	51.8%	21.1%

Adjusted effective tax rate	20.2%	22.4%

The most significant factor impacting our effective rate is the recognized implications of the Tax Reform Act. As a result of the Act, we accrued a provisional estimate of the mandatory transition tax on our accumulated earnings as of December 31, 2017, resulting in an increase to income tax expense of $47.7 million. In addition, our U.S. deferred tax assets and liabilities were re-measured from 35% to 21% at the same date, which resulted in $7.1 million of deferred income tax benefit.

In addition to those mentioned above, the mix of taxable profits in the different geographical jurisdictions in which the Group operates continues to have a significant positive impact on the effective tax rate.

The foreign tax rate differential arising from profits being earned in foreign jurisdictions with lower tax rates in 2017 was $17.5 million (2016 – $17.1 million). In 2017, the Company’s income tax expense benefited to a greater degree from a proportion of its overall profits arising in Switzerland than in 2016. This resulted in an $8.2 million benefit in Switzerland (2016 – $7.8 million). In addition, there was an $8.3 million benefit in relation to the United Kingdom (2016 – $8.4 million), a $0.7 million benefit in relation to Germany (2016 – $0.5 million), and a $0.3 million benefit in other jurisdictions (2016 – $0.3 million benefit).

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. The Tax Reform Act will substantially change the U.S. taxation of income earned overseas in 2018 and future years. In 2017, income earned overseas and taxable under U.S. regulations includes Subpart F income, principally from foreign based company sales in the United Kingdom, and the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2017, Subpart F income and the associated Section 78 gross up resulted in U.S. taxation of $7.1 million (2016 – $5.7 million). Certain overseas subsidiaries taxable under the U.S. tax regime generated taxable income of $2.4 million (2016 – $0.2 million loss).

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. In total, $5.6 million of foreign tax credits were utilized during 2017 to offset the incremental U.S. taxes arising from foreign income inclusions in the year, excluding those associated with the one-time mandatory transition tax inclusion (2016 – $6.1 million), all generated during 2017.

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

(in millions)	2017	2016
Total current assets	$561.5	$441.1
Total current liabilities	(261.6)	(183.1)

Working capital	299.9	258.0
Less cash and cash equivalents	(90.2)	(101.9)
Less prepaid income taxes	(2.8)	(4.8)
Less other current assets	(1.1)	0.0
Add back current portion of accrued income taxes	15.8	9.4
Add back current portion of long-term debt	15.8	10.3
Add back current portion of finance leases	2.7	1.6
Add back current portion of plant closure provisions	5.2	6.7
Add back current portion of deferred income	0.1	0.1

Adjusted working capital	$245.4	$179.4

During 2017 our working capital increased by $41.9 million, while our adjusted working capital has increased by $66.0 million. The difference is primarily due to the exclusion of cash and cash equivalents and long term debt from the adjusted working capital measure. The Huntsman acquisition accounted for approximately $34.0 million of these movements which included a one-off working capital funding requirement post acquisition, reflecting the structure of the acquisition, which excluded the transfer of trade receivables and payables. The remaining movements are primarily driven by the timing of demand from our customers.

We had a $90.1 million increase in trade and other accounts receivable primarily related to a $61.9 million increase for the Huntsman acquisition in our Performance Chemicals segment. The increase in sales in our Fuel Specialties and Oilfield Services segments has also increased receivables balances. Days’ sales outstanding in our Fuel Specialties segment increased from 46 days to 51 days; increased in our Performance Chemicals segment from 55 days to 68 days; and increased from 54 days to 58 days in our Oilfield Services segment.

We had a $36.0 million increase in inventories, which is primarily related to a $23.4 million increase in our Fuel Specialties segment due to the timing of demand from customers. Days’ sales in inventory in our Fuel Specialties segment increased from 84 days to 100 days; decreased in our Performance Chemicals segment from 94 days to 51 days; and decreased from 72 days to 63 days in our Oilfield Services segment.

Prepaid expenses increased $6.9 million, from $6.2 million to $13.1 million, driven by a payment in advance of $4.2 million in our South American business, together with the timing of invoices received and the normal expensing of prepaid invoices.

We had a $67.0 million increase in accounts payable and accrued liabilities primarily related to a $37.1 million increase for the Huntsman acquisition in our Performance Chemicals segment and a $22.1 million increase for our Oilfield Services segment driven by increased customer activity. Creditor days in our Fuel Specialties segment increased from 28 days to 32 days; in our Performance Chemicals segment increased from 32 days to 50 days; and increased from 32 days to 51 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $82.7 million in 2017 compared to $105.5 million in 2016. Year over year cash from operating activities has been adversely impacted by the one-off working capital funding requirement of $28.0 million for the Huntsman acquisition.

Cash

At December 31, 2017 and 2016, we had cash and cash equivalents of $90.2 million and $101.9 million, respectively, of which $74.1 million and $90.2 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future. The Tax Reform Act requires, amongst other provisions, a one-time mandatory transition tax on accumulated foreign earnings, for which we have recorded a provisional estimated tax liability at December 31, 2017 of $47.7 million. We intend to pay the tax liability over an eight-year payment schedule as prescribed by the Tax Reform Act.

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

The Amended Credit Agreement retains the $200,000,000 revolving credit facility available to the Company and adds a term loan facility of $110,000,000. The termination date of the revolving facility remains November 6, 2020. A repayment for the term loan of $11,000,000 was made on December 29, 2017, to be followed by a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

The term loan and credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.0:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2017 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

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

At December 31, 2017, we had $121.0 million of debt outstanding under the revolving credit facility, $99.0 million of debt outstanding on our term loan and $5.9 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.

At December 31, 2017, our maturity profile of long-term debt and finance leases is set out below:

(in millions)
2018	$18.5
2019	22.9
2020	182.5
2021	0.4

Total debt	224.3
Current portion of long-term debt and finance leases	(18.5)

Long-term debt and finance leases, net of current portion	$205.8

The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the interest rate swaps.

Outlook

Our business has performed well in 2017, and this is reflected in our positive results. This is continued evidence that our strategy is working. Delivering new products to customers in our key markets, combined with good customer service has enabled us to meet our expectations, in spite of some very challenging market conditions. The business has continued to generate good cash flows even in the light of the required working capital investments to grow and integrate the acquired business, and our leverage has been further improved.

We continue to have expectations that our Fuel Specialties, Performance Chemicals and Oilfield Services businesses will deliver good performances in 2018.

We expect to continue to focus on the development of new technology, combined with good customer service, in order to maintain our competitive advantage.

We anticipate a decline in revenues from our Octane Additives segment. We have not agreed a new contract with our sole remaining customer and thus have limited visibility for 2018 and beyond.

At December 31, 2017, the Company had cash and cash equivalents of $90.2 million, long-term debt of $218.4 million and finance leases of $5.9 million, giving total debt of $224.3 million, resulting in a net debt position of $134.1 million.

During 2017 the Company did not repurchase any of our common stock under the authorized share repurchase program announced on November 3, 2015.

The Company expects to fund its operations and share repurchase program over at least the next 12 months from a combination of operating cash flows and its revolving credit facility.

Contractual Commitments

The following represents contractual commitments at December 31, 2017 and the effect of those obligations on future cash flows:

(in millions)	Total	2018	2019-20	2021-22	Thereafter
Operating activities
Planned funding of pension obligations	$5.2	$1.0	$2.1	$2.1	$0.0
Remediation payments	46.1	5.2	8.5	5.0	27.4
Operating lease commitments	20.3	4.3	6.3	3.8	5.9
Raw material purchase obligations	19.8	6.4	8.2	3.4	1.8
Interest payments on debt	11.5	4.8	6.7	0.0	0.0

Investing activities
Capital commitments	2.3	2.3	0.0	0.0	0.0

Financing activities
Long-term debt obligations	218.4	15.7	202.7	0.0	0.0
Finance leases	5.9	2.7	2.6	0.6	0.0

Total	$329.5	$42.4	$237.1	$14.9	$35.1

Operating activities

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $1.0 million in 2018, $2.1 million in 2019-20 and $2.1 million in 2021-22. It is not considered meaningful to predict amounts beyond 2022 since there are too many uncertainties including future returns on assets, pension increases and inflation which are evaluated when the plan undertakes an actuarial valuation every three years.

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

Financing activities

On December 14, 2016, Innospec and certain subsidiaries of the Company entered into a Third Amendment and Restatement Agreement with various lenders which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (the “Pre-Existing Credit Agreement” the Pre-Existing Credit Agreement, as amended and restated pursuant to the Third Amendment and Restatement Agreement, being the “Amended Credit Agreement.”)

The Amended Credit Agreement retains the $200,000,000 revolving credit facility available to the Company and adds a term loan facility of $110,000,000. The termination date of the revolving facility remains November 6, 2020. A repayment for the term loan of $11,000,000 was made on December 29, 2017, to be followed by a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

Finance leases relate to the financing of certain fixed assets in our Fuel Specialties and Oilfield Services segments.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $46.1 million at December 31, 2017. Remediation expenditure utilizing these provisions was $2.4 million, $2.7 million and $2.6 million in the years 2017, 2016 and 2015, respectively.

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

Interest Rate Risk

From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2017 the Company had cash and cash equivalents of $90.2 million, and long-term debt and finance leases of $224.3 million (including current portion). Long-term debt comprises a $200,000,000 revolving credit facility available to the Company and a remaining term loan facility of $99,000,000. The credit facilities carry an interest rate based on U.S. dollar LIBOR plus a margin of between 1.20% and 2.45% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility. At December 31, 2017, $121.0 million was drawn under the revolving credit facility and the term loan facility of $99.0 million was drawn. A repayment for the term loan of $11,000,000 was made on December 29, 2017, to be followed by a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

The Company has taken out interest rate swaps to hedge interest rate risk on core debt. As at December 31, 2017, interest rate swaps with a notional value of $149,000,000 were in place. Fixed interest rates payable under the interest rate swaps vary from 1.42% to 1.67%. Interest rate swaps in place to hedge interest rate risk on the term loan have an amortizing profile matching the amortization of the term loan.

The Company has $224.3 million long-term debt and finance leases (including the current portion) which is partly offset by $90.2 million cash and cash equivalents. The interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances. On a gross basis, assuming no additional interest on the cash balances and after deducting interest rate hedging, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.7 million before tax. On a net basis, assuming additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.2 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes. As at December 31, 2017, Innospec has interest rate swaps which mitigate a proportion of the risk identified above.

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

Raw Material Cost Risk

We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of the raw materials that we use are derived from petrochemical-based and vegetable-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, or other factors influencing global supply and demand of these materials, over which we have no or little control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time we enter into hedging arrangements for certain raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. Should the costs of raw materials, chemicals or energy increase, and should we not be able to pass on these cost increases to our customers, then operating margins and cash flows from operating activities would be adversely impacted. Should raw material costs increase significantly, then the Company’s need for working capital could similarly increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.

Item 8	Financial Statements and Supplementary Data

Report of IndependentRegistered Public Accounting Firm

To the stockholders and board of directors

Innospec Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Innospec Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG Audit Plc

We have served as the Company’s auditor since 2011.

Manchester, United Kingdom

February 15, 2018

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2017	2016	2015
Net sales	$1,306.8	$883.4	$1,012.3
Cost of goods sold	(903.5)	(551.1)	(666.3)

Gross profit	403.3	332.3	346.0

Operating expenses:
Selling, general and administrative	(239.5)	(209.5)	(206.7)
Research and development	(31.4)	(25.4)	(25.3)
Adjustment to fair value of contingent consideration	0.0	9.4	40.7
(Loss)/profit on disposal of subsidiary	(0.9)	(1.4)	1.6
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	0.0

Total operating expenses	(273.6)	(226.9)	(189.7)

Operating income	129.7	105.4	156.3
Other income/(expense), net	6.6	0.9	0.0
Interest expense, net	(8.2)	(3.2)	(4.0)

Income before income taxes	128.1	103.1	152.3
Income taxes	(66.3)	(21.8)	(32.8)

Net income	$61.8	$81.3	$119.5

Earnings per share:
Basic	$2.56	$3.39	$4.96

Diluted	$2.52	$3.33	$4.86

Weighted average shares outstanding (in thousands):
Basic	24,148	23,998	24,107

Diluted	24,486	24,442	24,612

Dividend declared per common share	$0.77	$0.67	$0.61

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2017	2016	2015
Net income	$61.8	$81.3	$119.5
Changes in cumulative translation adjustment, net of tax of $(3.3) million, $1.5 million and $(0.2) million, respectively	44.0	(20.5)	(11.0)
Unrealized gains on derivative instruments, net of tax of $(0.2) million, $(0.1) million and $0.0 million, respectively	0.9	0.3	0.0
Amortization of prior service credit, net of tax of $0.2 million, $0.2 million and $0.2 million, respectively	(0.8)	(0.9)	(1.0)
Amortization of actuarial net losses, net of tax of $(0.9) million, $(0.5) million and $(1.0) million, respectively	4.1	2.1	4.2
Actuarial net gains arising during the year, net of tax of $(8.8) million, $(0.8) million and $(0.9) million, respectively	39.5	3.7	3.2

Total comprehensive income	$149.5	$66.0	$114.9

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2017	2016	2015
Cumulative translation adjustment	$(36.5)	$(80.5)	$(60.0)
Unrealized gains on derivative instruments, net of tax of $(0.3) million, $(0.1) million and $0.0 million, respectively	1.2	0.3	0.0
Unrecognized actuarial net losses, net of tax of $9.9 million, $19.4 million and $20.5 million, respectively	(3.2)	(46.0)	(50.9)

Accumulated other comprehensive loss	$(38.5)	$(126.2)	$(110.9)

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$90.2	$101.9
Trade and other accounts receivable (less allowances of $4.1 million and $4.7 million, respectively)	244.5	154.4
Inventories (less allowances of $12.6 million and $8.6 million, respectively):
Finished goods	145.9	118.1
Raw materials	63.9	55.7

Total inventories	209.8	173.8
Prepaid expenses	13.1	6.2
Prepaid income taxes	2.8	4.8
Other current assets	1.1	0.0

Total current assets	561.5	441.1
Net property, plant and equipment	196.0	157.4
Goodwill	361.8	374.8
Other intangible assets	163.3	144.4
Deferred tax assets	6.5	14.9
Pension asset	116.0	48.0
Other non-current assets	5.1	0.8

Total assets	$1,410.2	$1,181.4

Liabilities and Equity
Current liabilities:
Accounts payable	$117.9	$59.6
Accrued liabilities	104.1	95.4
Current portion of long-term debt	15.8	10.3
Current portion of finance leases	2.7	1.6
Current portion of plant closure provisions	5.2	6.7
Current portion of accrued income taxes	15.8	9.4
Current portion of deferred income	0.1	0.1

Total current liabilities	261.6	183.1
Long-term debt, net of current portion	202.6	258.5
Finance leases, net of current portion	3.2	2.9
Plant closure provisions, net of current portion	40.9	32.8
Accrued income taxes, net of current portion	41.7	0.0
Unrecognized tax benefits, net of current portion	2.5	2.3
Deferred tax liabilities	45.0	32.3
Pension liabilities and post-employment benefits	16.5	14.2
Deferred income, net of current portion	0.5	0.5
Other non-current liabilities	1.4	1.0

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	320.4	315.1
Treasury stock (5,204,181 and 5,483,341 shares at cost, respectively)	(93.3)	(97.5)
Retained earnings	605.0	561.8
Accumulated other comprehensive loss	(38.5)	(126.2)

Total Innospec stockholders’ equity	793.9	653.5
Non-controlling interest	0.4	0.3

Total equity	794.3	653.8

Total liabilities and equity	$1,410.2	$1,181.4

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$61.8	$81.3	$119.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.4	38.1	35.2
Adjustment to fair value of contingent consideration	0.0	(9.4)	(40.7)
Loss/(profit) on disposal of subsidiary	0.9	1.4	(1.6)
Foreign exchange loss on liquidation of subsidiary	1.8	0.0	0.0
Deferred taxes	(6.7)	0.9	12.0
Cash contributions to defined benefit pension plans	(1.0)	(1.1)	(9.0)
Non-cash (income)/expense of defined benefit pension plans	(3.6)	(6.2)	0.5
Stock option compensation	4.1	3.3	3.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(83.2)	(6.0)	13.6
Inventories	(30.8)	7.7	5.5
Prepaid expenses	(6.8)	0.5	1.8
Accounts payable and accrued liabilities	48.6	(3.4)	(24.5)
Accrued income taxes	47.5	(2.0)	2.0
Plant closure provisions	3.8	1.9	4.1
Unrecognized tax benefits	(0.5)	(1.6)	(2.3)
Other assets and liabilities	(3.6)	0.1	(1.6)

Net cash provided by operating activities	82.7	105.5	118.2

Cash Flows from Investing Activities
Capital expenditures	(23.3)	(16.5)	(17.6)
Business combinations, net of cash acquired	2.6	(197.4)	0.0
Acquisition of intangible asset	(4.2)	0.0	0.0
Proceeds from disposal of subsidiary	0.0	0.0	41.5
Internally developed software	(4.7)	0.0	(8.6)
Purchase of short-term investments	0.0	0.0	(6.7)
Sale of short-term investments	0.0	4.8	6.4

Net cash (used in)/provided by investing activities	(29.6)	(209.1)	15.0

Cash Flows from Financing Activities
Non-controlling interest	0.0	0.0	0.3
Proceeds from revolving credit facility	10.0	48.0	6.0
Repayments of revolving credit facility	(50.0)	(20.0)	(12.0)
(Payment)/receipt of term loans	(11.0)	110.0	0.0
Repayment of finance leases and term loans	(2.5)	(1.1)	(0.4)
Refinancing costs	0.0	(1.2)	(1.5)
Payment for acquisition-related contingent consideration	0.0	(44.0)	0.0
Dividend paid	(18.6)	(15.9)	(14.9)
Issue of treasury stock	6.8	2.1	1.0
Repurchase of common stock	(1.1)	(8.4)	(15.3)

Net cash (used in) /provided by financing activities	(66.4)	69.5	(36.8)
Effect of foreign currency exchange rate changes on cash	1.6	(0.9)	(1.1)

Net change in cash and cash equivalents	(11.7)	(35.0)	95.3
Cash and cash equivalents at beginning of year	101.9	136.9	41.6

Cash and cash equivalents at end of year	$90.2	$101.9	$136.9

Amortization of deferred finance costs of $0.6 million (2016 – $0.4 million, 2015 – $1.2 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements.

We have recast certain prior period amounts to conform to new accounting standards.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2014	$0.3	$308.8	$(78.7)	$391.8	$(106.3)	$0.0	$515.9
Net income				119.5			119.5
Dividend paid ($0.61 per share)				(14.9)			(14.9)
Changes in cumulative translation adjustment					(11.0)		(11.0)
Non-controlling interest						0.3	0.3
Business disposal		(0.4)					(0.4)
Treasury stock re-issued		(1.6)	2.2				0.6
Treasury stock repurchased			(15.3)				(15.3)
Excess tax benefit from stock-based payment arrangements		0.5					0.5
Stock option compensation		3.7					3.7
Amortization of prior service credit, net of tax					(1.0)		(1.0)
Amortization of actuarial net losses, net of tax					4.2		4.2
Actuarial net gains arising during the year, net of tax					3.2		3.2

Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3
Net income				81.3			81.3
Dividend paid ($0.67 per share)				(15.9)			(15.9)
Changes in cumulative translation adjustment					(20.5)		(20.5)
Unrealized gains on derivative instruments, net of tax					0.3		0.3
Treasury stock re-issued		(0.2)	2.7				2.5
Treasury stock repurchased			(8.4)				(8.4)
Excess tax benefit from stock-based payment arrangements		1.0					1.0
Stock option compensation		3.3					3.3
Amortization of prior service credit, net of tax					(0.9)		(0.9)
Amortization of actuarial net losses, net of tax					2.1		2.1
Actuarial net gains arising during the year, net of tax					3.7		3.7

Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8
Net income				61.8			61.8
Dividend paid ($0.77 per share)				(18.6)			(18.6)
Changes in cumulative translation adjustment					44.0		44.0
Non-controlling interest						0.1	0.1
Unrealized gains on derivative instruments, net of tax					0.9		0.9
Treasury stock re-issued		1.1	5.3				6.4
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		4.2					4.2
Amortization of prior service credit, net of tax					(0.8)		(0.8)
Amortization of actuarial net losses, net of tax					4.1		4.1
Actuarial net gains arising during the year, net of tax					39.5		39.5

Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care and home care companies, formulators of agrochemical and mining preparations and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally-friendly. Our Performance Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Mining markets. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline and provides services in respect of environmental remediation. Our principal reportable segments are Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

Note 2.    Accounting Policies

Basis of preparation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America on a going concern basis and include all subsidiaries of the Company where the Company has a controlling financial interest. All significant intercompany accounts and balances have been eliminated upon consolidation. In accordance with GAAP in the United States of America, the results of operations of an acquired or disposed business are included or excluded from the consolidated financial statements from the date of acquisition or disposal.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of materials based on projected purchases over the period of the agreement. Inventories are adjusted for estimated obsolescence and written down to market value based on estimates of future demand and market conditions.

Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method and is allocated between cost of goods sold and operating expenses. The cost of additions and improvements are capitalized. Maintenance and repairs are charged to expenses as incurred. When assets are sold or retired the associated cost and accumulated depreciation are removed from the consolidated financial statements and any related gain or loss is included in earnings. The estimated useful lives of the major classes of depreciable assets are as follows:

Buildings	7 to 25 years
Equipment	3 to 10 years

Goodwill and other intangible assets: Goodwill and other intangible assets deemed to have indefinite lives are subject to at least annual impairment assessments. Initially we perform a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount prior to performing the two-step goodwill impairment test. If a two-step test is required we assess the fair value based on projected post-tax cash flows discounted at the Company’s weighted average cost of capital. The annual measurement date for impairment assessment of the goodwill relating to the Fuel Specialties, Performance Chemicals and Oilfield Services segments is December 31 each year. The Company capitalizes software development costs, including licenses, subsequent to the establishment of technological feasibility. Other intangible assets deemed to have finite lives, including software development costs and licenses, are amortized using the straight-line method over their estimated useful lives and tested for any potential impairment when events occur or circumstances change which suggest that an impairment may have occurred.

Deferred finance costs: The costs relating to debt financing are capitalized, offset against long-term debt in the consolidated balance sheets and amortized using the effective interest method over the expected life of the debt financing facility. See Note 11 of the Notes to the Consolidated Financial Statements.

Impairment of long-lived assets: The Company reviews the carrying value of its long-lived assets, including buildings and equipment, whenever changes in circumstances suggest that the carrying values may be impaired. In order to facilitate this test the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the asset groups and if they are lower an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying value of the asset groups. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital.

Derivative instruments: From time to time, the Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either current or non-current assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting, are recognized in earnings. Derivatives which are designated as hedges are tested for effectiveness on a quarterly basis, and marked to market. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive income until the hedged item is recognized in earnings.

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

Revenue recognition: The Company supplies products to customers from its various manufacturing sites and in some instances from containers held on customer sites, under a variety of standard shipping terms and conditions. In each case revenue is recognized when legal title, which is defined and generally accepted in the standard terms and conditions, and the risk of loss transfers between the Company and the customer. Provisions for sales discounts and rebates to customers are based upon the terms of sales contracts and are recorded in the same period as the related sales as a deduction from revenue. The Company accounts for an estimate of the provision required for sales discounts and rebates based on the terms of each agreement at the time of revenue recognition.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of selling, general and administrative expenses: Selling expenses comprise the costs of the direct sales force, and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions, amortization expense for certain other intangible assets, and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of support functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal and settlement costs for litigation in which the Company is involved is accounted for in the administrative expense line item.

Research and development expenses: Research, development and testing costs are expensed to the income statement as incurred.

Earnings per share: Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period.

Foreign currencies: The Company’s policy is that foreign exchange differences arising on the translation of the balance sheets of entities that have functional currencies other than the U.S. dollar are taken to a separate equity reserve, the cumulative translation adjustment. In entities where the U.S. dollar is the functional currency no gains or losses on translation occur, and gains or losses on monetary assets relating to currencies other than the U.S. dollar are taken to the income statement in other income/(expense), net. Gains and losses on intercompany foreign currency loans which are long-term in nature, which the Company does not intend to settle in the foreseeable future, are also recorded in accumulated other comprehensive loss. Other foreign exchange gains or losses are also included in other income, net in the income statement.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2017	2016	2015
Net Sales:
Refinery and Performance	$397.0	$388.9	$408.0
Other	126.8	120.7	124.8

Fuel Specialties	523.8	509.6	532.8

Personal Care	200.0	126.8	119.6
Home Care	121.1	2.0	0.0
Fragrances	0.0	0.0	23.0
Other	98.4	9.9	12.4

Performance Chemicals	419.5	138.7	155.0

Oilfield Services	304.4	191.7	265.0
Octane Additives	59.1	43.4	59.5

	$1,306.8	$883.4	$1,012.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2017	2016	2015
Gross profit:
Fuel Specialties	$188.2	$186.4	$176.0
Performance Chemicals	75.8	43.4	42.4
Oilfield Services	109.3	76.4	99.1
Octane Additives	30.0	26.1	28.5

	$403.3	$332.3	$346.0

Operating income/(expense):
Fuel Specialties	$107.1	$110.6	$102.1
Performance Chemicals	32.6	16.0	16.3
Oilfield Services	9.5	(4.7)	9.0
Octane Additives	26.7	22.7	24.7
Pension credit	4.4	6.7	0.2
Corporate costs	(47.9)	(53.9)	(38.3)
Adjustment to fair value of contingent consideration	0.0	9.4	40.7
(Loss)/profit on disposal of subsidiary	(0.9)	(1.4)	1.6
Foreign exchange loss on liquidation of subsidiary	(1.8)	0.0	0.0

Total operating income	$129.7	$105.4	$156.3

Identifiable assets at year end:
Fuel Specialties	$437.0	$397.2	$408.9
Performance Chemicals	480.8	340.0	120.2
Oilfield Services	256.6	240.0	240.9
Octane Additives	41.7	38.1	28.7
Corporate	194.1	166.1	229.9

	$1,410.2	$1,181.4	$1,028.6

The pension credit relates to the United Kingdom defined benefit pension plan which is closed to future service accrual. The charges related to our other much smaller pension arrangements in the U.S. and overseas are included in the segment and income statement captions consistent with the related employees’ costs.

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and

•	the corporate share of the information technology, accounting and human resources departments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables analyze sales and other financial information by location:

(in millions)	2017	2016	2015
Net sales by source:
United States & North America	$615.7	$474.4	$571.9
United Kingdom	730.9	428.2	445.2
Rest of Europe	143.4	118.5	133.3
Rest of World	39.2	31.1	22.1
Sales between areas	(222.4)	(168.8)	(160.2)

	$1,306.8	$883.4	$1,012.3

Income before income taxes:
United States & North America	$11.5	$16.8	$52.7
United Kingdom	51.9	42.6	60.6
Rest of Europe	63.1	39.2	42.0
Rest of World	1.6	4.5	(3.0)

	$128.1	$103.1	$152.3

Long-lived assets at year end:
United States & North America	$149.7	$155.3	$185.8
United Kingdom	45.7	45.9	49.3
Rest of Europe	163.5	207.5	10.6
Rest of World	0.3	0.5	0.4

	$359.2	$409.2	$246.1

Identifiable assets at year end:
United States & North America	$452.2	$377.3	$410.9
United Kingdom	258.4	257.6	303.4
Rest of Europe	317.5	156.0	30.9
Rest of World	20.3	15.7	16.0
Goodwill	361.8	374.8	267.4

	$1,410.2	$1,181.4	$1,028.6

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Acquisition of European Differentiated Surfactants business

On December 30, 2016, the Company acquired the European Differentiated Surfactants business (“Huntsman”) from Huntsman Investments (Netherlands) B.V.. We purchased the business for a total consideration of $200.2 million. We acquired the business in order to continue our strategy of building our presence in the Personal Care and Home Care markets which form part of our Performance Chemicals segment.

During the year we have reviewed the fair values of assets acquired and liabilities assumed based on information becoming available after our previous filing, resulting in a $23.1 million increase in assets acquired and a corresponding decrease in goodwill in relation to the recognition of customer relationships offset by an increase in deferred taxation liabilities. The final working capital adjustments of $2.6 million were agreed in the third quarter of 2017.

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

Note 5.    Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2017	2016	2015
Numerator (in millions):
Net income available to common stockholders	$61.8	$81.3	$119.5

Denominator (in thousands):
Weighted average common shares outstanding	24,148	23,998	24,107
Dilutive effect of stock options and awards	338	444	505

Denominator for diluted earnings per share	24,486	24,442	24,612

Net income per share, basic:	$2.56	$3.39	$4.96

Net income per share, diluted:	$2.52	$3.33	$4.86

In 2017, 2016 and 2015 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 9,422, 0 and 0 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2017	2016
Land	$17.7	$7.2
Buildings	44.0	37.8
Equipment	249.4	192.6
Work in progress	16.1	14.2

	327.2	251.8
Less accumulated depreciation	(131.2)	(94.4)

	$196.0	$157.4

Following the Huntsman acquisition, we have recognized $2.8 million of asset retirement obligations as an increase in the value of the tangible assets acquired, which will be depreciated over the remaining useful economic life of those assets.

Of the total net book value of equipment at December 31, 2017 $6.2 million (2016 – $4.4 million) are in respect of assets held under finance leases.

Depreciation charges were $21.4 million, $13.5 million and $13.0 million in 2017, 2016 and 2015, respectively.

The estimated additional cost to complete work in progress is $2.3 million (2016 – $9.5 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Goodwill

The following table analyzes goodwill movement for 2017 and 2016.

(in millions)	Fuel Specialties	Performance Chemicals	Oilfield Services	Octane Additives	Total
At December 31, 2015
Gross cost (1)	$207.9	$22.2	$37.3	$236.5	$503.9
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$22.2	$37.3	$0.0	$267.4

Additions	0.0	107.4	0.0	0.0	107.4
At December 31, 2016
Gross cost (1)	$207.9	$129.6	$37.3	$236.5	$611.3
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$129.6	$37.3	$0.0	$374.8

Exchange effect	0.0	10.2	0.0	0.0	10.2
Measurement period adjustment	0.0	(23.1)	0.0	0.0	(23.1)
At December 31, 2017
Gross cost (1)	$207.9	$116.6	$37.3	$236.5	$598.3
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$116.6	$37.3	$0.0	$361.8

(1)	Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

During the year we have reviewed the fair values of assets acquired and liabilities assumed for our Huntsman acquisition within our Performance Chemicals segment, based on information becoming available after our previous filing, resulting in a $23.1 million increase in assets acquired and a corresponding decrease in goodwill.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2017, 2016 and 2015. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 8.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2017	2016
Gross cost:
– Product rights	$34.0	$34.0
– Brand names	8.9	8.9
– Technology	55.1	55.1
– Customer and distributor relationships	127.5	85.1
– Patents	2.9	2.9
– Non-compete agreements	4.1	4.1
– Marketing related	22.1	22.1
– Internally developed software	41.2	36.4

	295.8	248.6

Accumulated amortization:
– Product rights	(16.4)	(12.6)
– Brand names	(4.4)	(3.2)
– Technology	(15.7)	(12.3)
– Customer and distributor relationships	(43.2)	(32.5)
– Patents	(2.9)	(2.9)
– Non-compete agreements	(4.1)	(3.4)
– Marketing related	(22.1)	(21.2)
– Internally developed software	(23.7)	(16.1)

	(132.5)	(104.2)

	$163.3	$144.4

Product rights

Following the acquisition of Chemsil on August 30, 2013, the Company recognized an intangible asset of $34.0 million in respect of Chemsil’s product rights portfolio. This asset has an expected life of 9 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An amortization expense of $3.8 million was recognized in 2017 (2016 – $3.8 million) in selling, general and administrative expenses.

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

An amortization expense of $1.2 million was recognized in 2017 (2016 – $1.2 million) in selling, general and administrative expenses.

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

An amortization expense of $3.4 million was recognized in 2017 (2016 – $3.4 million) in cost of goods sold.

Customer and distributor relationships

On August 9, 2017, the Company acquired an intangible asset from Huntsman Holland B.V. for $4.2 million in respect of long-term customer and distributor relationships in ASPAC and America. This asset has a weighted average expected life of 10 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2017 the Company recognized an intangible asset of $33.5 million in respect of long-term customer relationships relating to the Huntsman acquisition on December 30, 2016. This asset has a weighted average expected life of 10 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

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

An amortization expense of $10.7 million was recognized in 2017 (2016 – $6.8 million) in selling, general and administrative expenses.

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

An amortization expense of $0.7 million was recognized in 2017 (2016 – $0.9 million) in selling, general and administrative expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketing related

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was amortized straight-line to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment was amortized straight-line to December 31, 2017.

An amortization expense of $0.9 million was recognized in 2017 (2016 – $0.9 million) in cost of goods sold.

Internally developed software

In September 2017 we completed the implementation of our new information system platform for our acquired Huntsman businesses. At December 31, 2017 we had capitalized $4.4 million (2016 – $0.0 million) in relation to this internally developed software. This asset has an expected life of 5 years and is being amortized on a straight-line basis over this period. No residual value is anticipated.

In August 2017 we completed the implementation of our existing information system platform at two of our reporting entities in the United States for a cost of $0.3 million. At December 31, 2017 we had capitalized $36.7 million (2016 – $36.4 million) in relation to the phased deployment of this internally developed software to the majority of entities in the group which began in 2013. This asset has an expected life of 5 years from the point in time each deployment is completed and is being amortized on a straight-line basis over these periods. No residual value is anticipated.

An amortization expense of $7.6 million was recognized in 2017 (2016 – $7.3 million) in selling, general and administrative expenses.

Amortization expense

The aggregate of other intangible asset amortization expense was $28.3 million, $24.2 million and $21.0 million in 2017, 2016 and 2015, respectively, of which $4.3 million, $4.3 million and $4.4 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2018	$25.8
2019	$22.5
2020	$22.2
2021	$19.0
2022	$17.4

Note 9.     Pension and Post-employment Benefits

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

In 2017, the Company contributed $1.0 million in cash to the Plan in accordance with an agreement with the trustees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2017	2016	2015
Plan net pension (credit)/charge:
Service cost	$0.9	$1.0	$1.5
Interest cost on PBO	15.2	20.7	27.7
Expected return on plan assets	(24.5)	(29.9)	(33.4)
Amortization of prior service credit	(1.0)	(1.1)	(1.2)
Amortization of actuarial net losses	5.0	2.6	5.2

	$(4.4)	$(6.7)	$(0.2)

Plan assumptions at December 31, (%):
Discount rate	2.56	2.48	3.69
Inflation rate	2.20	2.25	2.15
Rate of return on plan assets – overall on bid-value	2.75	3.20	4.20

Plan asset allocation by category (%):
Equity securities	38	25	34
Debt securities	53	66	62
Cash	9	9	4

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. A 0.25% change in the discount rate assumption would change the PBO by approximately $25 million and the net pension credit for 2017 would change by approximately $0.1 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $18 million and the net pension credit for 2017 by approximately $1.5 million.

The current investment strategy of the Plan is to obtain an asset allocation of approximately 85% debt securities and 15% equity securities in order to achieve a more predictable return on assets. As at December 31, 2017, approximately 30% (December 31, 2016 – 37%) of the Plan’s assets were held in index-tracking funds with one investment management company. Approximately 10% (December 31, 2016 – 18%) of the Plan’s assets were invested in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2017	2016
Change in PBO:
Opening balance	$710.2	$739.7
Interest cost	15.2	20.7
Service cost	0.9	1.0
Benefits paid	(37.8)	(39.7)
Actuarial losses/(gains)	(32.7)	119.8
Exchange effect	65.6	(131.3)

Closing balance	$721.4	$710.2

Fair value of plan assets:
Opening balance	$758.2	$795.2
Actual benefits paid	(37.8)	(39.7)
Actual contributions by employer	1.0	1.1
Actual return on assets	43.0	142.2
Exchange effect	73.0	(140.6)

Closing balance	$837.4	$758.2

The accumulated benefit obligation for the Plan was $721.4 million and $710.2 million at December 31, 2017 and 2016, respectively.

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

Insurance contracts

The Company has invested in insurance contracts, known as buy-in contracts. The value of the insurance contract is based on significant unobservable inputs including plan participant medical data, in addition to observable inputs which include expected return on assets and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated value premium. Therefore we have classified the contracts as Level 3 investments. Fair value estimates are provided by the external parties and are subsequently reviewed and approved by management.

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2017
Fixed income securities:
Debt securities issued by non-U.S. governments and government agencies	$86.0	$		$		$86.0
Corporate debt securities	194.5		232.3			426.8
Other asset-backed securities
Equity securities:
Equity securities held for proprietary investment purposes	0.1					0.1
Real estate	34.4					34.4
Insurance contracts					162.8	162.8
Investments measured at net asset value (1)						52.3

Total assets at fair value	315.0		232.3		162.8	762.4
Cash	75.0					75.0

Total plan assets	$390.0		$232.3		$162.8	$837.4

At December 31, 2016
Fixed income securities:
Debt securities issued by U.S. government and government agencies	$0.2	$		$		$0.2
Debt securities issued by non-U.S. governments and government agencies	139.3					139.3
Corporate debt securities	180.8					180.8
Other asset-backed securities
Equity securities:
Equity securities held for proprietary investment purposes	84.2					84.2
Real estate	57.1					57.1
Insurance contracts					152.9	152.9
Investments measured at net asset value (1)						51.7
Other assets			26.2			26.2

Total assets at fair value	461.6		26.2		152.9	692.4
Cash	65.8					65.8

Total plan assets	$527.4		$26.2		$152.9	$758.2

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2015	$171.9
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	16.8
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	(6.7)
Exchange effect	(29.1)

Balance at December 31, 2016	152.9

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	2.8
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	(7.4)
Exchange effect	14.5

Balance at December 31, 2017	$162.8

The projected net service cost for the year ending December 31, 2018 is $1.2 million and will be recognized in selling, general and administrative expenses. The following will be recognized in other income and expense:

(in millions)
Interest cost on PBO	$15.1
Expected return on plan assets	(22.4)
Amortization of prior service credit	(1.1)
Amortization of actuarial net losses	2.0

$(6.4)

In total, there will be a net pension credit of $5.2 million to the Innospec’s net income for the year ending December 31, 2018.

The following benefit payments are expected to be made:

(in millions)
2018	$37.9
2019	$38.7
2020	$38.4
2021	$37.9
2022	$37.5
2023-2027	$181.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

(in millions)	2017	2016	2015
Plan net pension charge:
Service cost	$0.2	$0.2	$0.2
Interest cost on PBO	0.2	0.2	0.2
Amortization of actuarial net loss	0.4	0.2	0.3

	$0.8	$0.6	$0.7

Plan assumptions at December 31, (%):
Discount rate	1.70	1.80	2.40
Inflation rate	1.75	1.75	1.75
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2017	2016
Change in PBO:
Opening balance	$10.1	$9.2
Service cost	0.2	0.2
Interest cost	0.2	0.2
Benefits paid	(0.2)	(0.2)
Actuarial losses/(gains)	0.2	1.0
Exchange effect	1.3	(0.3)

Closing balance	$11.8	$10.1

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $2.6 million, net of tax of $0.8 million.

Other plans

Company contributions to defined contribution schemes during 2017 were $7.9 million (2016 – $7.9 million).

As at December 31, 2017, our Performance Chemicals segment has post-employment obligations in its European businesses with a liability of $4.7 million (December 31, 2016 – $4.1 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes

A roll-forward of unrecognized tax benefits is as follows:

(in millions)	2017	2016	2015
Opening balance at January 1	$2.2	$3.6	$5.7
Reductions for tax positions of prior periods	0.0	(0.6)	0.0
Additions for tax positions of prior periods	0.5	0.0	0.3
Additions for current year tax positions	0.0	0.0	1.2
Reductions due to lapsed statute of limitations	(0.5)	(0.8)	(3.6)

Closing balance at 31 December	$2.2	$2.2	$3.6

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income. Related to the unrecognized tax benefits noted above, we accrued net interest and penalties of $0.2 million during 2017, a net reduction in interest and penalties of $0.2 million in 2016 and a net reduction in interest and penalties of $0.2 million in 2015. Total accrued interest and penalties at December 31, 2017 on all remaining unrecognized tax benefits amounted to $0.3 million (December 31, 2016 - $0.1 million).

All of the $2.5 million of unrecognized tax benefits, and interest and penalties, would impact our effective tax rate if recognized.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, one of the Company’s U.S. subsidiaries was subject to a state tax examination in respect of 2012 through to 2014 inclusive. The examination was completed in the fourth quarter of 2017 at no additional cost to the Company.

The Company and its U.S. subsidiaries are currently subject to a federal income tax examination in respect of 2015. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at December 31, 2017.

As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired as part of the Huntsman business in respect of the period 2011 to 2013 inclusive. As a consequence of information received in the fourth quarter of 2017, the Company believes that additional tax of approximately $0.5 million, together with associated interest of $0.2 million, may arise as a result of the 2011 audit. There is insufficient evidence to conclude on the position in relation to 2012 or 2013 at the current time. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, the Company has recorded an unrecognized tax benefit of $0.7 million in the quarter,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

together with an indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2014 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2014 onwards), Germany (2015 onwards), Switzerland (2015 onwards) and the United Kingdom (2016 onwards).

The sources of income before income taxes were as follows:

(in millions)	2017	2016	2015
Domestic	$3.1	$16.8	$52.7
Foreign	125.0	86.3	99.6

	$128.1	$103.1	$152.3

The components of income tax expense are summarized as follows:

(in millions)	2017	2016	2015
Current:
Federal	$51.2	$4.4	$5.2
State and local	0.9	1.1	1.3
Foreign	21.0	15.3	14.3

	73.1	20.8	20.8

Deferred:
Federal	(8.1)	(0.7)	12.8
State and local	0.7	(0.3)	0.5
Foreign	0.6	2.0	(1.3)

	(6.8)	1.0	12.0

	$66.3	$21.8	$32.8

Cash payments for income taxes were $24.2 million, $23.1 million and $22.5 million during 2017, 2016 and 2015, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Foreign income inclusions	2.1	1.0	1.8
Foreign tax rate differential	(13.7)	(16.6)	(9.6)
Tax charge/(credit) from previous years	1.1	(0.7)	(0.5)
Net credit from unrecognized tax benefits	(0.4)	(1.6)	(1.5)
Foreign currency transactions	(0.9)	2.4	(1.9)
United Kingdom income tax rate reduction	0.0	(0.6)	(0.7)
Effect of U.S. tax law change	31.7	0.0	0.0
Other items and adjustments, net	(3.1)	2.2	(1.1)

	51.8%	21.1%	21.5%

The most significant factor impacting our effective tax rate is the recognized implications of the Tax Reform Act. U.S. GAAP requires that the impact of tax legislation is recognized in the period in which the law was enacted. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Until accounting is complete, companies may record provisional estimates.

As a result of the Tax Reform Act, we accrued a provisional estimate of the mandatory transition tax on our accumulated earnings as of December 31, 2017, resulting in an increase to income tax expense of $47.7 million. In addition, our U.S. deferred tax assets and liabilities were re-measured using a tax rate reduced from 35% to 21% at the same date, which resulted in $7.1 million of deferred income tax benefit.

On account of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s recognition and measurement of its deferred taxes (the “deferred method”). The Company has not yet made any adjustments related to potential GILTI tax in its financial statements and has not yet made an accounting policy decision in respect of GILTI.

We consider the accounting of the transition tax, GILTI provisions and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final data and tax positions which may impact these calculations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We expect to complete our analysis within the measurement period in accordance with SAB 118.

The mix of taxable profits generated in the different geographical jurisdictions in which the Group operates continues to have a significant positive impact on the effective rate.

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

Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may in certain years prevent any offset of foreign tax credits. The effective rate is favorably impacted by the generation of foreign tax credits against foreign income inclusions in 2017.

Other items do not have a material impact on the effective tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2017	2016
Deferred tax assets:
Stock compensation	$4.3	$5.5
Net operating loss carry forwards	15.9	18.2
Other intangible assets	4.8	3.7
Accretion expense	3.3	5.1
Other	4.5	9.5

Subtotal	32.8	42.0
Less valuation allowance	0.0	0.0

Total net deferred tax assets	$32.8	$42.0

Deferred tax liabilities:
Property, plant and equipment	$(16.7)	$(13.0)
Intangible assets including goodwill	(27.0)	(38.0)
Pension asset	(18.3)	(8.2)
Investment impairment recapture	(3.5)	0.0
Customer relationships	(5.8)	0.0
Other	0.0	(0.2)

Total deferred tax liabilities	$(71.3)	$(59.4)

Net deferred tax liability	$(38.5)	$(17.4)

Deferred tax assets	$6.5	$14.9
Deferred tax liabilities	(45.0)	(32.3)

	$(38.5)	$(17.4)

The Tax Reform Act reduces the U.S. statutory corporate tax rate from 35% to 21%, effective January 1, 2018, which resulted in the re-measurement of our U.S. deferred tax positions as of December 31, 2017. Consequently, we have recorded a decrease to our net deferred tax liability of $7.1 million, with a corresponding net adjustment to deferred tax benefit of $7.1 million for the year ended December 31, 2017.

The Company evaluates deferred tax assets to determine whether it is more likely than not that they will be realized. Deferred tax assets are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support realizability. As a result of the Company’s assessment of its deferred tax assets at December 31, 2017, the Company considers it more likely than not that it will recover the full benefit of its deferred tax assets and no valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results would be adversely affected during the period in which such a determination would be made.

Gross net operating loss carry forwards of $75.2 million result in a deferred tax asset of $15.9 million. The net operating loss carry forwards arose in the U.S. and in five of the Company’s foreign subsidiaries. Net operating loss carry forwards of $27.1 million arose from state and federal tax losses in prior and current periods in certain of the Company’s U.S. subsidiaries. It is expected that sufficient taxable profits will be generated in the U.S. against which the federal net operating loss carry forwards of $16.6 million can be relieved prior to their expiration in the period 2035 to 2037, and the state net operating loss carry forwards of $10.5 million can be relieved before their expiration in the period 2022 to 2037. The net operating loss carry forwards in five of the Company’s foreign subsidiaries totaling $48.1 million arose in prior and current periods and it is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved. These losses can be carried forward indefinitely without expiration.

The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future. No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as the earnings continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e. basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2017	2016
Revolving credit facility	$121.0	$161.0
Term loan	99.0	110.0
Deferred finance costs	(1.6)	(2.2)

	218.4	268.8
Less current portion	(15.8)	(10.3)

	$202.6	$258.5

On December 14, 2016, Innospec and certain subsidiaries of the Company entered into a Third Amendment and Restatement Agreement with various lenders which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (the “Pre-Existing Credit Agreement” the Pre-Existing Credit Agreement, as amended and restated pursuant to the Third Amendment and Restatement Agreement, being the “Amended Credit Agreement.”)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Amended Credit Agreement retains the $200,000,000 revolving credit facility available to the Company and adds a term loan facility of $110,000,000. The termination date of the revolving facility remains November 6, 2020. A repayment for the term loan of $11,000,000 was made on December 29, 2017, to be followed by a $16,500,000 installment due December 28, 2018 and a $22,000,000 installment due December 28, 2019, with the outstanding balance due on November 6, 2020.

The Company capitalized refinancing costs of $1.2 million in 2016, which are being amortized over the expected life of the facility, as shown here:

(in millions)	2017	2016
Gross cost at January 1	$2.7	$1.5
Capitalized in the year	0.0	1.2

	$2.7	$2.7

Accumulated amortization at January 1	$(0.5)	$(0.1)
Amortization in the year	(0.6)	(0.4)

	$(1.1)	$(0.5)

Net book value at December 31	$1.6	$2.2

Amortization expense was $0.6 million, $0.4 million and $1.2 million in 2017, 2016 and 2015, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

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

In addition, the credit facilities contain terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2017 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

The weighted average rate of interest on borrowings was 2.59% at December 31, 2017 and 1.72% at December 31, 2016. Payments of interest on long-term debt were $7.2 million, $2.6 million and $2.3 million in 2017, 2016 and 2015, respectively.

The net cash outflows in respect of refinancing costs were $0.0 million, $1.2 million and $1.5 million in 2017, 2016 and 2015, respectively.

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

Movements in the provisions are summarized as follows:

(in millions)	2017	2016	2015
Total at January 1	$39.5	$37.7	$34.1
Charge for the period	5.9	4.7	6.8
Measurement period adjustment	2.8	0.0	0.0
Utilized in the period	(2.4)	(2.7)	(2.6)
Disposal in the period	0.0	0.0	(0.3)
Exchange effect	0.3	(0.2)	(0.3)

Total at December 31	46.1	39.5	37.7
Due within one year	(5.2)	(6.7)	(6.4)

Due after one year	$40.9	$32.8	$31.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Remediation costs are recognized in cost of goods sold.

The provisions for remediation represent the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2017 represents the accretion expense recognized of $3.5 million and a further $2.4 million primarily in respect of changes in the expected cost and scope of future remediation activities. A discount rate of 8.92% was used in valuing the remediation provision.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the Huntsman acquisition, we have recognized $2.8 million of asset retirement obligations as an increase in the value of the tangible assets acquired, which will be depreciated over the remaining useful economic life of those assets.

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

Remediation expenditure utilized provisions of $2.4 million, $2.7 million and $2.6 million in 2017, 2016 and 2015, respectively.

Note 13.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2017, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$90.2	$90.2	$101.9	$101.9
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	1.1	1.1	0.0	0.0
Interest rate swaps	1.5	1.5	0.4	0.4

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$218.4	$218.4	$268.8	$268.8
Finance leases (including current portion)	5.9	5.9	4.5	4.5
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.6	0.6
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	13.6	13.6	9.8	9.8

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt and finance leases: Long-term debt principally comprises the term loan and revolving credit facility, which are shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the interest rate swaps. Finance leases relate to certain fixed assets in our fuel specialties and oilfield services businesses. The carrying amount of long-term debt and finance leases approximates to the fair value.

Derivatives: The fair value of derivatives relating to foreign currency forward exchange contracts and interest rate swaps are derived from current settlement prices and comparable

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company enters into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2017, interest rate swaps with a notional value of $149,000,000 were in place. Fixed interest rates payable under the interest rate swaps vary from 1.42% to 1.67%. Interest rate swaps in place to hedge interest rate risk on the term loan are for a notional value that matches the repayment profile of the term loan. These interest rate swap contracts have been designated as hedging instruments, and their impact on other comprehensive loss for 2017 was a gain of $1.1 million (2016 – gain $0.4 million).

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2017, foreign currency forward exchange contracts with a notional value of $79.2 million were in place, with maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2017 was a loss of $0.9 million (2016 – gain $4.4 million).

As at December 31, 2017 and December 31, 2016 the Company did not hold any raw material derivatives.

The Company sells a range of specialty chemicals to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

Note 15.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

renewed and replaced in the normal course of business. Rental expense was $5.5 million in 2017, $5.2 million in 2016 and $4.5 million in 2015. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2018	$4.3
2019	3.5
2020	2.8
2021	2.2
2022	1.6
Thereafter	5.9

$20.3

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2017, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $3.5 million (December 31, 2016 – $4.7 million).

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

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2017	2016	2015	2017	2016	2015
At January 1	29,555	29,555	29,555	5,483	5,453	5,263
Exercise of options	0	0	0	(296)	(152)	(152)
Stock purchases	0	0	0	17	182	342

At December 31	29,555	29,555	29,555	5,204	5,483	5,453

At December 31, 2017, the Company had authorized common stock of 40,000,000 shares (2016 – 40,000,000).

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

The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2017	2016	2015
Dividend yield	0.96%	1.38%	1.03%
Expected life	5 years	5 years	5 years
Volatility	25.3%	25.1%	25.5%
Risk free interest rate	1.50%	0.91%	1.05%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	570,994	$20.38	$21.68
Granted – at discount	79,664	$0.00	$61.39
– at market value	18,843	$70.60	$16.84
Exercised	(295,809)	$27.04	$14.98
Forfeited	(16,026)	$13.18	$25.93

Outstanding at December 31, 2017	357,666	$13.74	$35.69

At December 31, 2017, there were 62,102 stock options that were exercisable, 8,577 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for 2017, 2016 and 2015 was $4.2 million, $3.3 million and $3.7 million, respectively. The total intrinsic value of options exercised in 2017, 2016 and 2015 was $2.9 million, $2.8 million and $2.4 million, respectively.

The total compensation cost related to non-vested stock options not yet recognized at December 31, 2017 was $5.6 million and this cost is expected to be recognized over the weighted-average period of 1.90 years.

In 2017, the Company recorded a current tax benefit of $3.0 million in respect of stock option compensation.

The cash tax benefit realized from stock option exercises totaled $0.3 million, and $0.2 million in 2016 and 2015, respectively.

No stock options awards were modified in 2017, 2016 or 2015.

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2017 the liability for SEUs of $13.6 million is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2017	2016	2015
Dividend yield	1.09%	0.98%	1.12%
Volatility	25.4%	25.2%	24.6%
Risk free interest rate	1.98%	1.47%	1.31%

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2017:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2016	279,815	$3.77	$33.40
Granted – at discount	180,249	$0.00	$62.76
– at market value	5,530	$70.60	$16.84
Exercised	(48,277)	$4.28	$30.65
Forfeited	(16,975)	$0.00	$34.81

Outstanding at December 31, 2017	400,342	$3.10	$46.65

At December 31, 2017, there were 44,636 SEUs that were exercisable, 39,705 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for 2017, 2016 and 2015 was $6.6 million, $4.7 million and $4.9 million, respectively. The total intrinsic value of SEUs exercised in 2017, 2016 and 2015 was $1.7 million, $1.8 million and $2.4 million, respectively.

The weighted-average remaining vesting period of non-vested SEUs is 1.73 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for 2017 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Foreign currency translation items:
Liquidation of subsidiary	$1.8	Loss on liquidation of subsidiary
Defined benefit pension plan items:
Amortization of prior service credit	$(1.0)	See (1) below
Amortization of actuarial net losses	5.0	See (1) below

	4.0	Total before tax
	(0.7)	Income tax expense

	3.3	Net of tax

Total reclassifications	$5.1	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for 2017, net of tax, were:

(in millions)	Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2016	$0.3	$(46.0)	$(80.5)	$(126.2)

Other comprehensive income before reclassifications	0.9	0.0	44.0	44.9
Amounts reclassified from AOCL	0.0	3.3	0.0	3.3
Actuarial net gains arising during the year	0.0	39.5	0.0	39.5

Net current period other comprehensive income	0.9	42.8	44.0	87.7

Balance at December 31, 2017	$1.2	$(3.2)	$(36.5)	$(38.5)

Note 19.    Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this subtotal is presented. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined the Standard will impact the operating subtotal as reported in the Company’s consolidated statements of income with a reduction to operating income of $4.7 million and a corresponding increase in other non-operating income for the year ended December 31, 2017.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, which amends ASC Topic 842, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition method, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Standard will have a material impact on our consolidated balance sheet. The most significant impact will be the recognition of Right-of-use assets and lease liabilities for operating leases. The Company is still assessing the effect of the standard on its ongoing financial reporting.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The new standard will become effective for annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be applied retrospectively to each prior period presented in the financial statements (full retrospective approach) or retrospectively with the cumulative effect of initially applying the standard recognized as an adjustment to the opening balance of retained earnings as of the date of adoption (modified retrospective approach). We will adopt the new revenue standard on January 1, 2018 utilizing the modified retrospective approach. We have spent significant time evaluating, analyzing and documenting the expected impact of ASU 2014-09 on our financial statements. We have performed a detailed review of key contracts representative of our different businesses and product lines, reviewing various industry publications, and comparing our current accounting policies to the principles and requirements outlined in the new Standard. Our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption.

Note 20.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2017, 2016 and 2015 the Company incurred fees payable to SGR of $0.4 million, $0.5 million and $0.3 million, respectively. As at December 31, 2017 and at December 31, 2016, the Company did not have any amounts outstanding due to SGR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2017.

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

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management,

including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accounting firm KPMG Audit Plc, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2017. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company.

On December 30, 2016 we acquired the European Differentiated Surfactants business from Huntsman (“Huntsman”). We excluded the operations of Huntsman from the scope of our Sarbanes-Oxley Section 404 management report on internal controls over financial reporting as of December 31, 2016. As at December 31, 2017, we have completed the implementation of an internal control structure for the acquired operations including a new information system platform. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary to accommodate modifications to its business processes and accounting procedures.

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

The information set forth under the headings “Re-Election of Two Class II Directors”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2018 (“the Proxy Statement”) is incorporated herein by reference.

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

The Company intends to disclose on its’ website www.innospecinc.com. any amendments to, or waivers from, its’ Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” in the Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2018 Proxy Statement is incorporated herein by reference.

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

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG Audit Plc dated February 15, 2018, are set forth in Item 8.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

(3)	Exhibits

	2.1	Amended and Restated Share and Asset Purchase Agreement, dated as of December 22, 2016, by and between Huntsman Investments (Netherlands) B.V. and Innospec International Ltd (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K on January 3, 2017).

	3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on March 16, 2006).

	3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

	10.1	Executive Service Agreement of Mr. PJ Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

	10.2	Contract of Employment, Mr. Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

	10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

	10.4	Contract of Employment, Mr. Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

	10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011).*

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. Sharesave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Contract of Employment, Mr. David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.12	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.15	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.16	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.17	Increase Confirmation Letter, dated July 31, 2014, among the Company, certain subsidiaries of the Company, and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2014).

10.18	Second Amendment and Restatement Agreement, dated November 6, 2015, relating to the Facility Agreement dated December 14, 2011 as previously amended and restated on August 28, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on November 9, 2015).

10.19	Executive Service Letter to Mr. Philip J Boon dated October 15, 2015 (Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K on February 17, 2016). *

10.20	Third Amendment and Restatement Agreement with various lenders, dated December 14, 2016, which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on December 16, 2016).

10.21	Settlement Agreement made and entered into as of February 26, 2016 between Innospec Fuel Specialties LLC and Mr. Patrick J McDuff (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on March 3, 2016). *

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated) (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K on February 17, 2012).

16	Letter regarding change in certifying accountant dated June 17, 2011 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K on June 17, 2011).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

*	Denotes a management contract or compensatory plan.

Item 16	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2018:

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