Form 10-Q
period 2018-03-31
INNOSPEC INC.
filed 2018-05-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock, par value $0.01	24,402,972

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2017 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2018	2017
Net sales	$360.7	$294.3
Cost of goods sold	(256.2)	(203.4)

Gross profit	104.5	90.9
Operating expenses:
Selling, general and administrative	(67.3)	(56.4)
Research and development	(8.3)	(7.4)
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)

Total operating expenses	(75.6)	(65.6)

Operating income	28.9	25.3
Other income, net	2.5	0.1
Interest expense, net	(1.7)	(2.2)

Income before income taxes	29.7	23.2
Income taxes	(7.5)	(6.0)

Net income	$22.2	$17.2

Earnings per share:
Basic	$0.91	$0.71

Diluted	$0.90	$0.70

Weighted average shares outstanding (in thousands):
Basic	24,369	24,087

Diluted	24,574	24,527

We have recast certain prior period amounts to conform to new accounting standards.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Net income	$22.2	$17.2

Other comprehensive income:
Changes in cumulative translation adjustment, net of tax of $(0.1) million and $(0.1) million respectively	6.4	3.5
Changes in unrealized gains on derivative instruments, net of tax of $(0.2) million and $(0.1) million respectively	0.9	0.2
Amortization of prior service credit, net of tax of $0.1 million and $0.1 million respectively	(0.2)	(0.2)
Amortization of actuarial net losses, net of tax of $(0.1) million and $(0.2) million respectively	0.4	1.0

Total other comprehensive income	7.5	4.5

Total comprehensive income	$29.7	$21.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2017	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78.1	$90.2
Trade and other accounts receivable (less allowances of $5.3 million and $4.1 million respectively)	280.3	244.5
Inventories (less allowances of $10.5 million and $12.6 million respectively):
Finished goods	182.1	145.9
Raw materials	65.6	63.9

Total inventories	247.7	209.8
Prepaid expenses	13.2	13.1
Prepaid income taxes	2.8	2.8
Other current assets	0.6	1.1

Total current assets	622.7	561.5
Property, plant and equipment:
Gross cost	321.4	327.2
Less accumulated depreciation	(124.6)	(131.2)

Net property, plant and equipment	196.8	196.0
Goodwill	364.1	361.8
Other intangible assets	158.3	163.3
Deferred tax assets	6.4	6.5
Pension asset	117.8	116.0
Other non-current assets	6.8	5.1

Total assets	$1,472.9	$1,410.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2018	December 31, 2017
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$128.2	$117.9
Accrued liabilities	130.6	104.1
Current portion of long-term debt	15.8	15.8
Current portion of finance leases	2.5	2.7
Current portion of plant closure provisions	4.2	5.2
Current portion of accrued income taxes	11.3	15.8

Total current liabilities	292.6	261.5
Long-term debt, net of current portion	197.8	202.6
Finance leases, net of current portion	2.7	3.2
Plant closure provisions, net of current portion	42.7	40.9
Accrued income taxes, net of current portion	43.6	41.7
Unrecognized tax benefits, net of current portion	3.1	2.5
Deferred tax liabilities	46.7	45.0
Pension liabilities and post-employment benefits	17.0	16.5
Other non-current liabilities	1.9	2.0

Total liabilities	648.1	615.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	321.1	320.4
Treasury stock (5,151,528 and 5,204,181 shares at cost, respectively)	(93.2)	(93.3)
Retained earnings	627.2	605.0
Accumulated other comprehensive loss	(31.0)	(38.5)

Total Innospec stockholders’ equity	824.4	793.9
Non-controlling interest	0.4	0.4

Total equity	824.8	794.3

Total liabilities and equity	$1,472.9	$1,410.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income	$22.2	$17.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.6	12.3
Deferred taxes	1.7	1.0
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Cash contributions to defined benefit pension plans	(0.3)	(0.2)
Non-cash movements on defined benefit pension plans	(1.1)	(0.9)
Stock option compensation	0.8	1.0
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(33.6)	(64.2)
Inventories	(37.1)	(22.8)
Prepaid expenses	(0.1)	(1.0)
Accounts payable and accrued liabilities	34.6	31.4
Accrued income taxes	(2.8)	3.9
Plant closure provisions	0.7	1.1
Unrecognized tax benefits	0.6	0.0
Other assets and liabilities	(0.2)	(0.5)

Net cash used in operating activities	(2.0)	(19.9)

Cash Flows from Investing Activities
Capital expenditures	(3.8)	(6.7)
Internally developed software	(0.8)	0.0

Net cash used in investing activities	(4.6)	(6.7)

Cash Flows from Financing Activities
Repayments of revolving credit facility	(5.0)	(30.0)
Repayments of finance leases	(0.7)	(0.6)
Issue of treasury stock	1.0	1.0
Repurchase of common stock	(1.1)	(0.9)

Net cash used in financing activities	(5.8)	(30.5)
Effect of foreign currency exchange rate changes on cash	0.3	0.6

Net change in cash and cash equivalents	(12.1)	(56.5)
Cash and cash equivalents at beginning of period	90.2	101.9

Cash and cash equivalents at end of period	$78.1	$45.4

Amortization of deferred finance costs of $0.1 million (2017 – $0.2 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				22.2			22.2
Changes in cumulative translation adjustment, net of tax					6.4		6.4
Changes in unrealized gains on derivative instruments, net of tax					0.9		0.9
Treasury stock reissued		(0.1)	1.2				1.1
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		0.8					0.8
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.4		0.4

Balance at March 31, 2018	$0.3	$321.1	$(93.2)	$627.2	$(31.0)	$0.4	$824.8

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 15, 2018.

The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.

We have reclassified certain prior period amounts to conform to the current period presentation. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2018	2017
Net Sales:
Refinery and Performance	$111.0	$100.4
Other	32.4	26.0

Fuel Specialties	143.4	126.4

Personal Care	57.8	47.5
Home Care	34.2	26.9
Other	32.0	20.1

Performance Chemicals	124.0	94.5

Oilfield Services	92.9	66.5
Octane Additives	0.4	6.9

	$360.7	$294.3

	Three Months Ended March 31
(in millions)	2018	2017
Net sales:
Fuel Specialties	$143.4	$126.4
Performance Chemicals	124.0	94.5
Oilfield Services	92.9	66.5
Octane Additives	0.4	6.9

	$360.7	$294.3

Gross profit/(loss):
Fuel Specialties	$48.5	$46.1
Performance Chemicals	25.4	16.7
Oilfield Services	31.4	25.4
Octane Additives	(0.8)	2.7

	$104.5	$90.9

Operating income/(loss):
Fuel Specialties	$28.2	$27.0
Performance Chemicals	12.1	6.0
Oilfield Services	3.0	3.0
Octane Additives	(1.4)	2.0
Corporate costs	(13.0)	(10.9)
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)

Total operating income	$28.9	$25.3

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2018	2017
Depreciation:
Fuel Specialties	$1.0	$1.0
Performance Chemicals	2.7	2.2
Oilfield Services	1.5	1.6
Octane Additives	0.3	0.2
Corporate	0.3	0.2

	$5.8	$5.2

Amortization:
Fuel Specialties	$0.0	$0.2
Performance Chemicals	2.3	1.9
Oilfield Services	2.6	3.0
Corporate	1.8	1.8

	$6.7	$6.9

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2018	2017
Numerator (in millions):
Net income available to common stockholders	$22.2	$17.2

Denominator (in thousands):
Weighted average common shares outstanding	24,369	24,087
Dilutive effect of stock options and awards	205	440

Denominator for diluted earnings per share	24,574	24,527

Net income per share, basic:	$0.91	$0.71

Net income per share, diluted:	$0.90	$0.70

In the three months ended March 31, 2018, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 18,468 (three months ended March 31, 2017 – 9,422).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2017
Gross cost (1)	$598.3
Accumulated impairment losses	(236.5)

Net book amount	$361.8

Exchange effect	2.3
At March 31, 2018
Gross cost (1)	$600.6
Accumulated impairment losses	(236.5)

Net book amount	$364.1

(1)	Gross cost for 2018 and 2017 is net of $298.5 million of historical accumulated amortization.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2018	2017
Gross cost at January 1	$295.8	$248.6
Acquisitions	0.0	33.5
Internally developed software	0.8	0.0
Exchange effect	1.2	0.1

Gross cost at March 31	297.8	282.2

Accumulated amortization at January 1	(132.5)	(104.2)
Amortization expense	(6.7)	(6.9)
Exchange effect	(0.3)	0.1

Accumulated amortization at March 31	(139.5)	(111.0)

Net book amount at March 31	$158.3	$171.2

Internally developed software has been capitalized in relation to the information system platform for our Performance Chemicals European businesses.

Amortization expense

	Three Months Ended March 31
(in millions)	2018	2017
Product rights	$(0.9)	$(0.9)
Brand names	(0.3)	(0.3)
Technology	(0.9)	(0.9)
Customer relationships	(2.6)	(2.6)
Non-compete agreements	0.0	(0.2)
Marketing related	0.0	(0.2)
Internally developed software	(2.0)	(1.8)

Total	$(6.7)	$(6.9)

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

The net service cost for the three months ended March 31, 2018 is $0.3 million (three months ended March 31, 2017 – $0.2 million) has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended March 31
(in millions)	2018	2017
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	(3.9)	(3.7)
Expected return on plan assets	5.7	5.9
Amortization of prior service credit	0.3	0.3
Amortization of actuarial net losses	(0.5)	(1.2)

	$1.6	$1.3

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three months ended March 31, 2018 was $0.0 million (three months ended March 31, 2017 – $0.0 million). The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended March 31
(in millions)	2018	2017
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	(0.1)	(0.1)
Amortization of actuarial net losses	(0.1)	(0.1)

	$(0.2)	$(0.2)

As at March 31, 2018, our Performance Chemicals segment has post-employment obligations in its European businesses with a liability of $4.8 million (December 31, 2017 – $4.7 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits is as follows:

(in millions)	March 31, 2018	December 31, 2017
Opening balance at January 1	$2.2	$2.2
Additions for tax positions of prior periods	0.4	0.5
Reductions due to lapsed statute of limitations	0.0	(0.5)

Closing balance	$2.6	$2.2

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our condensed consolidated statements of income. Related to the unrecognized tax benefits noted above, we have accrued a net increase in interest and penalties of $0.2 million during 2018 and a net increase in interest and penalties of $0.2 million in 2017. Total accrued interest and penalties at March 31, 2018 on all remaining unrecognized tax benefits amounted to $0.5 million (December 31, 2017 - $0.3 million).

All of the $3.1 million of unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, the Company and its U.S. subsidiaries were subject to a federal income tax examination in respect of 2015. The examination was completed in the first quarter of 2018 at no additional cost to the Company.

As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired as part of the Huntsman business in respect of the period 2011 to 2013 inclusive. In the fourth quarter of 2017, the Company recorded an unrecognized tax benefit of $0.5 million, together with associated interest of $0.2 million in relation to the 2011 tax audit. As a consequence of information received in the first quarter of 2018, the Company believes that additional tax of $0.4 million, together with associated interest of $0.1 million, may arise as a result of the 2012 audit. There is insufficient evidence to conclude on the position in relation to 2013 at the current time. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, the Company has recorded an unrecognized tax benefit inclusive of interest of $0.5 million in the quarter, together with an indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2014 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2014 onwards), Germany (2015 onwards), Switzerland (2015 onwards) and the United Kingdom (2016 onwards).

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2018	December 31, 2017
Revolving credit facility	$116.0	$121.0
Term loan	99.0	99.0
Deferred finance costs	(1.4)	(1.6)

	$213.6	$218.4
Due within one year	(15.8)	(15.8)

Due after one year	$197.8	$202.6

NOTE 9 – PLANT CLOSURE PROVISIONS

The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”). The principal site giving rise to remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom. There are also remediation liabilities on a smaller scale in respect of our other manufacturing sites in the U.S. and the rest of Europe.

Movements in the provisions are summarized as follows:

	Three Months Ended March 31
(in millions)	2018	2017
Total at January 1	$46.1	$39.5
Charge for the period	1.6	1.5
Utilized in the period	(0.9)	(0.4)
Exchange effect	0.1	0.0

Total at March 31	46.9	40.6
Due within one year	(4.2)	(6.4)

Due after one year	$42.7	$34.2

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$78.1	$78.1	$90.2	$90.2
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.6	0.6	1.1	1.1
Interest rate swaps	2.6	2.6	1.5	1.5

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$213.6	$213.6	$218.4	$218.4
Finance leases (including current portion)	5.2	5.2	5.9	5.9
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	12.5	12.5	13.6	13.6

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

Long-term debt and finance leases: Long-term debt principally comprises the term loan and revolving credit facility, which are shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the interest rate swaps. Finance leases relate to certain fixed assets in our Fuel Specialties and Oilfield Services segments. The carrying amount of long-term debt and finance leases approximates to the fair value.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2018 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2018 was a loss of $0.5 million (first three months of 2017: loss of $0.5 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first three months of 2018 was a gain of $1.1 million (first three months of 2017: gain of $0.3 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2018, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $5.2 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	357,666	$13.74	$35.69
Granted - at discount	71,227	$0.00	$57.53
- at market value	18,850	$68.20	$16.23
Exercised	(69,569)	$13.83	$26.40
Forfeited	(11,874)	$19.69	$27.17

Outstanding at March 31, 2018	366,300	$13.66	$40.97

At March 31, 2018, there were 49,272 stock options that were exercisable, of which 2,672 had performance conditions attached.

The stock option compensation cost for the first three months of 2018 was $0.8 million (first three months of 2017 – $1.0 million). The total intrinsic value of options exercised in the first three months of 2018 was $1.9 million (first three months of 2017 – $1.8 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2018 was $8.9 million and this cost is expected to be recognized over the weighted-average period of 2.28 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2018:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	400,342	$3.10	$46.65
Granted - at discount	101,278	$0.00	$57.44
- at market value	5,658	$68.20	$16.23
Exercised	(48,852)	$3.57	$28.12
Forfeited	(16,554)	$1.40	$37.14

Outstanding at March 31, 2018	441,872	$3.23	$51.14

At March 31, 2018 there were 51,863 SEUs that are exercisable, of which 43,834 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first three months of 2018 was $1.2 million (first three months of 2017 – $0.9 million). The total intrinsic value of SEUs exercised in the first three months of 2018 was $1.6 million (first three months of 2017 - $0.9 million).

The weighted-average remaining vesting period of non-vested SEUs is 2.12 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first three months of 2018 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.3)	See (1) below
Amortization of actuarial net losses	0.5	See (1) below

	0.2	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.2	Net of tax

(1)	These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2018, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2017	$1.2	$(3.2)	$(36.5)	$(38.5)

Other comprehensive income before reclassifications	0.9	0.0	6.4	7.3
Amounts reclassified from AOCL	0.0	0.2	0.0	0.2

Total other comprehensive income	0.9	0.2	6.4	7.5

Balance at March 31, 2018	$2.1	$(3.0)	$(30.1)	$(31.0)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2018 we have applied ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the new standard on January 1, 2018 resulting in a restatement of the prior period comparatives with a reduction to operating income of $1.1 million and a corresponding increase in other non-operating income.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The new standard is effective for annual reporting periods beginning after December 15, 2017. We have adopted the new revenue standard on January 1, 2018 utilizing the modified retrospective approach. Adoption of the new standard has not had a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, which amends ASC Topic 842, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition method, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the new standard to determine how it will affect our financial reporting. At this time we expect the principal effect of adopting the new standard will be to report the value of assets and obligations for current operating leases.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2018 the Company incurred fees from SGR of $0.1 million (first three months of 2017 – $0.1 million). As at March 31, 2018, the amount due to SGR from the Company was $0.0 million (December 31, 2017 - $0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2018

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to business combinations, environmental liabilities, pensions, income taxes, goodwill and property, plant and equipment and other intangible assets (net of depreciation and amortization). These policies have been discussed in the Company’s 2017 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reports its financial performance based on the four reportable segments Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2018	2017
Net sales:
Fuel Specialties	$143.4	$126.4
Performance Chemicals	124.0	94.5
Oilfield Services	92.9	66.5
Octane Additives	0.4	6.9

	$360.7	$294.3

Gross profit/(loss):
Fuel Specialties	$48.5	$46.1
Performance Chemicals	25.4	16.7
Oilfield Services	31.4	25.4
Octane Additives	(0.8)	2.7

	$104.5	$90.9

Operating income/(loss):
Fuel Specialties	$28.2	$27.0
Performance Chemicals	12.1	6.0
Oilfield Services	3.0	3.0
Octane Additives	(1.4)	2.0
Corporate costs	(13.0)	(10.9)
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)

Total operating income	$28.9	$25.3

Three Months Ended March 31, 2018

The following table shows the change in components of operating income by reporting segment for the three months ended March 31, 2018 and the three months ended March 31, 2017:

	Three Months Ended March 31
(in millions, except ratios)	2018	2017	Change
Net sales:
Fuel Specialties	$143.4	$126.4	$17.0	+13%
Performance Chemicals	124.0	94.5	29.5	+31%
Oilfield Services	92.9	66.5	26.4	+40%
Octane Additives	0.4	6.9	(6.5)	-94%

	$360.7	$294.3	$66.4	+23%

Gross profit/(loss):
Fuel Specialties	$48.5	$46.1	$2.4	+5%
Performance Chemicals	25.4	16.7	8.7	+52%
Oilfield Services	31.4	25.4	6.0	+24%
Octane Additives	(0.8)	2.7	(3.5)	-130%

	$104.5	$90.9	$13.6	+15%

Gross margin (%):
Fuel Specialties	33.8	36.5	-2.7
Performance Chemicals	20.5	17.7	+2.8
Oilfield Services	33.8	38.2	-4.4
Octane Additives	-200.0	39.1	-239.1
Aggregate	29.0	30.9	-1.9

Operating expenses:
Fuel Specialties	$(20.3)	$(19.1)	$(1.2)	+6%
Performance Chemicals	(13.3)	(10.7)	(2.6)	+24%
Oilfield Services	(28.4)	(22.4)	(6.0)	+27%
Octane Additives	(0.6)	(0.7)	0.1	-14%
Corporate costs	(13.0)	(10.9)	(2.1)	+19%
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	1.8	-100%

	$(75.6)	$(65.6)	$(10.0)	+15%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2018
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+9	-3	-11	+11	+1
Price and product mix	+6	+2	+5	+1	+4
Exchange rates	0	+19	+2	0	+8

	+15	+18	-4	+12	+13

Volumes in the Americas were higher as a result of increased demand, while price and product mix benefited from increased sales of higher margin products. Volumes in EMEA and ASPAC decreased due to customer reformulation to our new technologies and customer inventory management. Price and product mix in EMEA and ASPAC benefited from increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the timing and level of demand from customers, together with a favorable price mix. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year decrease of 2.7 percentage points was adversely affected by the time lag from increases in raw material price impacting our selling prices compared to a strong prior year comparative.

Operating expenses: the year on year increase of $1.2 million was driven by $1.0 million higher selling and administrative expenses due to increased provisions against doubtful debts and higher personnel-related compensation; and $0.2 million higher research and development expenses.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2018
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+23	+9	-26	+10
Price and product mix	-2	+12	+29	+9
Exchange rates	0	+17	+8	+12

	+21	+38	+11	+31

Increased demand for Personal Care led to significantly higher volumes in the Americas, slightly offset by an adverse price and product mix from increased sales of lower margin products. EMEA benefited primarily from higher volumes in Home Care together with pricing improvements delivering favorable price and product mix for both Home Care and Personal Care. ASPAC volumes were lower in both Personal Care and Home Care due to the timing of orders, which was offset by favorable price and product mix. EMEA and ASPAC benefited from favorable exchange rate movements’ year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 2.8 percentage points was driven by several improvement projects and favorable manufacturing variances. In addition comparable margins were impacted by a fair value inventory adjustment.

Operating expenses: the year on year increase of $2.6 million is due to additional personnel-related costs as the business has grown, including higher performance based compensation; together with additional amortization for our new information system platform and adverse exchange rate movements year over year.

Oilfield Services

Net sales: the year on year increase of $26.4 million was due to higher demand as oil prices continue their upward trend leading to increased customer activity. Overall volumes increased by 33 percent year on year, together with a favorable price and product mix of 7 percent.

Gross margin: the year on year decrease of 4.4 percentage points, was due to the mix of customer activity, together with adverse raw material pricing and transportation issues.

Operating expenses: the year on year increase of $6.0 million was due to $5.9 million higher selling and technical support expenses together with $0.4 million additional research and development expenses, partly offset by $0.3 million lower administration costs.

Octane Additives

Net sales: have decreased by $6.5 million compared to the prior year, due to the phasing of orders from our one remaining refinery customer.

Gross margin: the year on year decrease was due to minimal sales in the quarter which were insufficient to cover standard remediation charges related to our Ellesmere Port site.

Operating expenses: the year on year decrease of $0.1 million was due to the ongoing cost efficiencies being achieved.

Other Income Statement Captions

Corporate costs: the year on year increase of $2.1 million related to $1.1 million higher personnel-related compensation including a new long-term incentive plan, together with $1.0 million higher costs for the additional corporate services required to support our enlarged group. Included in these increases are the adverse effects of a stronger British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Foreign exchange loss on liquidation of subsidiary: the $1.8 million loss in the prior year related to the reclassification of historic foreign exchange translations of net assets from accumulated other comprehensive losses, for our captive insurance company which has been liquidated. There has been no corresponding charge in the current quarter.

Other net income: for the first three months of 2018 and 2017, includes the following:

(in millions)	2018	2017	Change
United Kingdom pension credit	$1.6	$1.3	$0.3
German pension charge	(0.2)	(0.2)	0.0
Foreign exchange gains/(losses) on translation	2.2	(0.5)	2.7
Foreign currency forward contracts losses	(1.1)	(0.5)	(0.6)

	$2.5	$0.1	$2.4

Interest expense, net: was $1.7 million in 2018 compared to $2.2 million in 2017 driven by lower average net debt and a reduction in our borrowing margin under the terms of our financing agreements.

Income taxes: The effective tax rate was 25.3% and 25.9% for the first three months of 2018 and 2017, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.7% in 2018 compared with 24.6% in 2017. The adjusted effective tax rate was broadly consistent year on year, with the positive impact in the first quarter of 2018 of a reduced U.S. federal tax rate applying to U.S. profits, and stock compensation adjustments, being offset by increased taxes in high-tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended March 31
(in millions)	2018	2017
Income before income taxes	$29.7	$23.2
Adjustment for stock compensation	0.8	1.8
Indemnification asset regarding tax audit	(0.5)	0.0
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Adjustment to fair value acquisition accounting	0.0	1.7

	$30.0	$28.5

Income taxes	$7.5	$6.0
Tax on stock compensation	0.5	0.7
Adjustment of income tax provisions	(0.6)	0.0
Tax on adjustment to fair value acquisition accounting	0.0	0.3

	$7.4	$7.0

GAAP effective tax rate	25.3%	25.9%
Adjusted effective tax rate	24.7%	24.6%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted and significantly revised the U.S. corporate income tax regime. The new legislation contained several key tax provisions that affect the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction in the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, amongst others.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that cannot extend beyond one year from the Tax Reform Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Until accounting is complete, companies may record provisional estimates. As a result of the Tax Reform Act, the Company recorded a provisional amount of $47.7 million in relation to the accounting of the transition tax at December 31, 2017. In addition, the Company’s U.S. deferred tax assets and liabilities were re-measured using a tax rate reduced from 35% to 21% at the same date, which resulted in $7.1 million of deferred income tax benefit.

On account of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income as a current period expense when incurred (the “period cost” method) or factoring such amounts into the Company’s recognition and measurement of its deferred taxes (the “deferred method”). The Company has not yet made an accounting policy decision in respect of GILTI.

The Company considers the accounting of the transition tax, GILTI provisions and other items to be incomplete due to forthcoming guidance and the Company’s ongoing analysis of final data and tax positions which may impact on these calculations.

The company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

(in millions)	March 31, 2018	December 31, 2017
Total current assets	$622.7	$561.5
Total current liabilities	(292.6)	(261.5)

Working capital	330.1	300.0
Less cash and cash equivalents	(78.1)	(90.2)
Less prepaid income taxes	(2.8)	(2.8)
Less other current assets	(0.6)	(1.1)
Add back current portion of accrued income taxes	11.3	15.8
Add back current portion of long-term debt	15.8	15.8
Add back current portion of finance leases	2.5	2.7
Add back current portion of plant closure provisions	4.2	5.2

Adjusted working capital	$282.4	$245.4

In the first quarter of 2018 our working capital increased by $30.1 million, while our adjusted working capital has increased by $37.0 million. The difference is primarily due to the exclusion of cash and cash equivalents and accrued income taxes from the adjusted working capital measure.

We had a $35.8 million increase in trade and other accounts receivable. The increase in sales in our Performance Chemicals and Oilfield Services segments has increased receivables balances. Days’ sales outstanding in our Fuel Specialties segment increased from 51 days to 52 days; decreased in our Performance Chemicals segment from 68 days to 67 days; and increased from 58 days to 66 days in our Oilfield Services segment.

We had a $37.9 million increase in inventories, which is related to the expected increases in sales for the second quarter across all our segments. Days’ sales in inventory in our Fuel Specialties segment increased from 100 days to 105 days; remained unchanged in our Performance Chemicals segment at 51 days; and increased from 63 days to 79 days in our Oilfield Services segment.

Prepaid expenses increased $0.1 million, from $13.1 million to $13.2 million.

We had a $36.8 million increase in accounts payable and accrued liabilities driven by increases in our Performance Chemicals and Oilfield Services segment in line with customer demand. Creditor days in our Fuel Specialties segment decreased from 32 days to 27 days; in our Performance Chemicals segment increased from 50 days to 56 days; and decreased from 51 days to 47 days in our Oilfield Services segment.

Operating Cash Flows

We generated a loss from operating activities of $2.0 million in 2018 compared to a loss of $19.9 million in 2017. Year over year cash from operating activities has benefited from the normalization of working capital following the acquisition in our Performance Chemicals segment at the end of 2016.

Cash

At March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $78.1 million and $90.2 million, respectively, of which $66.7 million and $74.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future.

As disclosed in Innospec’s 2017 Annual Report on Form 10-K, the Tax Reform Act requires, amongst other provisions, a one-time mandatory transition tax on accumulated foreign earnings, for which we have recorded a provisional estimated tax liability at December 31, 2017 of $47.7 million. We intend to pay the tax liability over an eight-year payment schedule as prescribed by the Tax Reform Act.

Debt

At March 31, 2018, we had $116.0 million of debt outstanding under the revolving credit facility, $99.0 million of debt outstanding on our term loan and $5.2 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.

At December 31, 2017, we had $121.0 million of debt outstanding under the revolving credit facility, $99.0 million of debt outstanding on our term loan and $5.9 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segment.

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

The Company’s exposure to market risk has been discussed in the Company’s 2017 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part 1 of our 2017 Form 10-K . In management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 3, 2015 the Company announced that its board of directors has authorized a share repurchase program which targets to repurchase up to $90 million of common stock over the next three years. During the three months ended March 31, 2018, no shares of our common stock were repurchased by the Company under this share repurchase program. There was $82.5 million remaining under the 2015 authorization as at March 31, 2018.

During the quarter ended March 31, 2018 the company has purchased its common stock in connection with the exercising of stock options by employees to satisfy tax withholding obligations. The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
February 1, 2018 through February 28, 2018	17,360	$68.27
Total	17,360	$68.27

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: May 9, 2018	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 9, 2018	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer