Form 10-Q
period 2018-06-30
INNOSPEC INC.
filed 2018-08-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2018
Common Stock, par value $0.01	24,416,471

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

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2018	2017	2018	2017
Net sales	$358.1	$326.3	$718.8	$620.6
Cost of goods sold	(255.3)	(221.2)	(511.5)	(424.6)

Gross profit	102.8	105.1	207.3	196.0
Operating expenses:
Selling, general and administrative	(65.8)	(62.1)	(133.1)	(118.5)
Research and development	(8.7)	(8.5)	(17.0)	(15.9)
Loss on disposal of subsidiary	0.0	(1.0)	0.0	(1.0)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	0.0	(1.8)

Total operating expenses	(74.5)	(71.6)	(150.1)	(137.2)

Operating income	28.3	33.5	57.2	58.8
Other income, net	3.0	3.3	5.5	3.4
Interest expense, net	(1.8)	(2.0)	(3.5)	(4.2)

Income before income taxes	29.5	34.8	59.2	58.0
Income taxes	(7.7)	(8.7)	(15.2)	(14.7)

Net income	$21.8	$26.1	$44.0	$43.3

Earnings per share:
Basic	$0.89	$1.08	$1.80	$1.80

Diluted	$0.89	$1.06	$1.79	$1.76

Weighted average shares outstanding (in thousands):
Basic	24,409	24,133	24,389	24,110

Diluted	24,591	24,555	24,584	24,558

We have recast certain prior period amounts to conform to new accounting standards.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net income	$21.8	$26.1	$44.0	$43.3

Other comprehensive income:
Changes in cumulative translation adjustment, net of tax of $1.1 million, $(0.7) million, $1.0 million and $(0.8) million respectively	(17.3)	9.1	(10.9)	12.6
Changes in unrealized gains on derivative instruments, net of tax of $0.0 million, $0.1 million, $(0.2) million and $0.0 million respectively	0.2	(0.2)	1.1	0.0
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million respectively	(0.3)	(0.2)	(0.5)	(0.4)
Amortization of actuarial net losses, net of tax of $0.0 million, $(0.3) million, $(0.1) million and $(0.5) million respectively	0.5	1.0	0.9	2.0

Total other comprehensive (loss)/income	(16.9)	9.7	(9.4)	14.2

Total comprehensive income	$4.9	$35.8	$34.6	$57.5

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66.0	$90.2
Trade and other accounts receivable (less allowances of $5.2 million and $4.1 million respectively)	277.2	244.5
Inventories (less allowances of $12.6 million and $12.6 million respectively):
Finished goods	190.2	145.9
Raw materials	62.1	63.9

Total inventories	252.3	209.8
Prepaid expenses	8.8	13.1
Prepaid income taxes	5.0	2.8
Other current assets	0.0	1.1

Total current assets	609.3	561.5
Net property, plant and equipment	191.4	196.0
Goodwill	367.1	361.8
Other intangible assets	149.4	163.3
Deferred tax assets	6.2	6.5
Pension asset	119.6	116.0
Other non-current assets	8.2	5.1

Total assets	$1,451.2	$1,410.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$125.6	$117.9
Accrued liabilities	105.7	104.1
Current portion of long-term debt	15.8	15.8
Current portion of finance leases	2.3	2.7
Current portion of plant closure provisions	4.1	5.2
Current portion of accrued income taxes	13.8	15.8

Total current liabilities	267.3	261.5
Long-term debt, net of current portion	208.0	202.6
Finance leases, net of current portion	2.1	3.2
Plant closure provisions, net of current portion	43.9	40.9
Accrued income taxes, net of current portion	39.7	41.7
Unrecognized tax benefits, net of current portion	3.1	2.5
Deferred tax liabilities	46.0	45.0
Pension liabilities and post-employment benefits	16.4	16.5
Other non-current liabilities	5.0	2.0

Total liabilities	631.5	615.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	321.6	320.4
Treasury stock (5,138,029 and 5,204,181 shares at cost, respectively)	(93.0)	(93.3)
Retained earnings	638.3	605.0
Accumulated other comprehensive loss	(47.9)	(38.5)

Total Innospec stockholders’ equity	819.3	793.9
Non-controlling interest	0.4	0.4

Total equity	819.7	794.3

Total liabilities and equity	$1,451.2	$1,410.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income	$44.0	$43.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.3	24.5
Deferred taxes	1.7	3.5
Loss on disposal of subsidiary	0.0	1.0
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Cash contributions to defined benefit pension plans	(0.5)	(0.5)
Non-cash movements on defined benefit pension plans	(2.2)	(1.8)
Stock option compensation	1.9	2.2
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(35.8)	(82.1)
Inventories	(45.2)	(39.3)
Prepaid expenses	3.3	1.2
Accounts payable and accrued liabilities	12.0	39.8
Accrued income taxes	(5.7)	(4.3)
Plant closure provisions	1.8	2.0
Unrecognized tax benefits	0.6	0.0
Other assets and liabilities	(0.9)	(2.2)

Net cash provided by/(used in) operating activities	0.3	(10.9)

Cash Flows from Investing Activities
Capital expenditures	(10.5)	(13.1)
Business combinations, net of cash acquired	(5.8)	0.0
Internally developed software	(0.8)	0.0

Net cash used in investing activities	(17.1)	(13.1)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	10.0	10.0
Repayments of revolving credit facility	(5.0)	(30.0)
Repayments of finance leases	(1.4)	(1.1)
Dividend paid	(10.7)	(9.2)
Issue of treasury stock	1.1	1.0
Repurchase of common stock	(1.2)	(1.0)

Net cash used in financing activities	(7.2)	(30.3)
Effect of foreign currency exchange rate changes on cash	(0.2)	1.2

Net change in cash and cash equivalents	(24.2)	(53.1)
Cash and cash equivalents at beginning of period	90.2	101.9

Cash and cash equivalents at end of period	$66.0	$48.8

Amortization of deferred finance costs of $0.3 million (2017 – $0.3 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				44.0			44.0
Dividend paid				(10.7)			(10.7)
Changes in cumulative translation adjustment, net of tax					(10.9)		(10.9)
Changes in unrealized gains on derivative instruments, net of tax					1.1		1.1
Treasury stock reissued		(0.7)	1.5				0.8
Treasury stock repurchased			(1.2)				(1.2)
Stock option compensation		1.9					1.9
Amortization of prior service credit, net of tax					(0.5)		(0.5)
Amortization of actuarial net losses, net of tax					0.9		0.9

Balance at June 30, 2018	$0.3	$321.6	$(93.0)	$638.3	$(47.9)	$0.4	$819.7

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

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net Sales:
Refinery and Performance	$98.1	$88.7	$209.1	$189.1
Other	36.1	32.6	68.5	58.6

Fuel Specialties	134.2	121.3	277.6	247.7

Personal Care	62.6	48.6	123.0	96.1
Home Care	26.5	29.4	56.2	56.3
Other	29.8	26.9	63.7	47.0

Performance Chemicals	118.9	104.9	242.9	199.4

Oilfield Services	95.0	76.1	187.9	142.6
Octane Additives	10.0	24.0	10.4	30.9

	$358.1	$326.3	$718.8	$620.6

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net sales:
Fuel Specialties	$134.2	$121.3	$277.6	$247.7
Performance Chemicals	118.9	104.9	242.9	199.4
Oilfield Services	95.0	76.1	187.9	142.6
Octane Additives	10.0	24.0	10.4	30.9

	$358.1	$326.3	$718.8	$620.6

Gross profit:
Fuel Specialties	$44.5	$45.2	$93.0	$91.3
Performance Chemicals	23.8	17.4	49.2	34.1
Oilfield Services	28.6	29.0	60.0	54.4
Octane Additives	5.9	13.5	5.1	16.2

	$102.8	$105.1	$207.3	$196.0

Operating income/(loss):
Fuel Specialties	$23.7	$23.9	$51.9	$50.9
Performance Chemicals	9.7	6.5	21.8	12.5
Oilfield Services	4.1	3.7	7.1	6.7
Octane Additives	5.2	12.8	3.8	14.8
Corporate costs	(14.4)	(12.4)	(27.4)	(23.3)
Loss on disposal of subsidiary	0.0	(1.0)	0.0	(1.0)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	0.0	(1.8)

Total operating income	$28.3	$33.5	$57.2	$58.8

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Depreciation:
Fuel Specialties	$0.9	$1.0	$1.9	$2.0
Performance Chemicals	2.5	2.3	5.2	4.5
Oilfield Services	1.6	1.6	3.1	3.2
Octane Additives	0.3	0.2	0.6	0.4
Corporate	0.2	0.2	0.5	0.4

	$5.5	$5.3	$11.3	$10.5

Amortization:
Fuel Specialties	$0.0	$0.2	$0.0	$0.4
Performance Chemicals	2.2	1.8	4.5	3.7
Oilfield Services	2.8	3.0	5.4	6.0
Corporate	1.9	1.8	3.7	3.6

	$6.9	$6.8	$13.6	$13.7

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Numerator (in millions):
Net income available to common stockholders	$21.8	$26.1	$44.0	$43.3

Denominator (in thousands):
Weighted average common shares outstanding	24,409	24,133	24,389	24,110
Dilutive effect of stock options and awards	182	422	195	448

Denominator for diluted earnings per share	24,591	24,555	24,584	24,558

Net income per share, basic:	$0.89	$1.08	$1.80	$1.80

Net income per share, diluted:	$0.89	$1.06	$1.79	$1.76

In the three and six months ended June 30, 2018, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0 and 0, respectively (three and six months ended June 30, 2017 – 18,843 and 18,843, respectively).

NOTE 4 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2017
Gross cost (1)	$598.3
Accumulated impairment losses	(236.5)

Net book amount	$361.8

Acquisition	7.9
Exchange effect	(2.6)
At June 30, 2018
Gross cost (1)	$603.6
Accumulated impairment losses	(236.5)

Net book amount	$367.1

(1)	Gross cost for 2018 and 2017 is net of $298.5 million of historical accumulated amortization.

Acquisition of BioSuite LLC

On May 31, 2018, the Company acquired BioSuite LLC (“BioSuite”), a specialized formulator of biocide and biostat solutions for the oil and gas industry. We purchased BioSuite for total consideration of $9.0 million, subject to working capital adjustments, with an initial payment at closing of $5.8 million funded from existing cash and debt facilities. The remaining payment is performance related and contingently payable over the next eighteen months based on a multiple of BioSuite’s earnings before interest, taxes, depreciation and amortization. Based on the current forecast we anticipate a further payment of $3.2 million payable on November 30, 2019.

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for the business:

(in millions)	BioSuite
Goodwill	$7.9
Receivables	0.4
Inventory	0.5
Payables	(1.9)
Extinguishment of existing liabilities	2.1

Purchase price, net of cash acquired	$9.0

The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but does not exceed twelve months. Adjustment to the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2018	2017
Gross cost at January 1	$295.8	$248.6
Acquisitions	0.0	33.5
Internally developed software	0.8	0.0
Exchange effect	(1.4)	(0.1)

Gross cost at June 30	295.2	282.0

Accumulated amortization at January 1	(132.5)	(104.2)
Amortization expense	(13.6)	(13.7)
Exchange effect	0.3	0.0

Accumulated amortization at June 30	(145.8)	(117.9)

Net book amount at June 30	$149.4	$164.1

Internally developed software has been capitalized in relation to the information system platform for our Performance Chemicals European businesses.

Amortization expense

	Six Months Ended June 30
(in millions)	2018	2017
Product rights	$(1.9)	$(1.9)
Brand names	(0.6)	(0.6)
Technology	(1.7)	(1.7)
Customer relationships	(5.3)	(5.1)
Non-compete agreements	0.0	(0.4)
Marketing related	0.0	(0.4)
Internally developed software	(4.1)	(3.6)

Total	$(13.6)	$(13.7)

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

The net service cost for the three and six months ended June 30, 2018 was $0.3 million and $0.6 million, respectively (three and six months ended June 30, 2017 – $0.3 million and $0.5 million, respectively) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(3.8)	$(3.7)	$(7.7)	$(7.4)
Expected return on plan assets	5.7	6.1	11.4	12.0
Amortization of prior service credit	0.3	0.2	0.6	0.5
Amortization of actuarial net losses	(0.5)	(1.3)	(1.0)	(2.5)

	$1.7	$1.3	$3.3	$2.6

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and six months ended June 30, 2018 was $0.1 million and $0.1 million, respectively (three and six months ended June 30, 2017 – $0.1 million and $0.1 million, respectively). The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$0.0	$(0.1)	$(0.1)
Amortization of actuarial net losses	(0.1)	(0.1)	(0.2)	(0.2)

	$(0.1)	$(0.1)	$(0.3)	$(0.3)

As at June 30, 2018, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.6 million (December 31, 2017 – $4.7 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits is as follows:

(in millions)	June 30, 2018	December 31, 2017
.
Opening balance at January 1	$2.2	$2.2
Additions for tax positions of prior periods	0.4	0.5
Reductions due to lapsed statute of limitations	0.0	(0.5)

Closing balance	$2.6	$2.2

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our condensed consolidated statements of income. Related to the unrecognized tax benefits noted above accrued in the first quarter, we have also accrued a net increase in interest and penalties of $0.2 million during the first quarter of 2018, and a net increase in interest and penalties of $0.2 million in 2017. Total accrued interest and penalties at June 30, 2018 on all remaining unrecognized tax benefits amounted to $0.5 million (December 31, 2017 – $0.3 million).

All of the $3.1 million of unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired by the Company as part of the Huntsman business acquisition in 2016 and relating to the period 2011 to 2013 inclusive. In the fourth quarter of 2017, the Company recorded an unrecognized tax benefit of $0.5 million, together with associated interest of $0.2 million in relation to the 2011 tax audit. In the first quarter of 2018, the Company recorded an unrecognized tax benefit of $0.4 million, together with associated interest of $0.1 million in relation to the 2012 tax audit. There is insufficient evidence to conclude on the position in relation to the 2013 tax audit at the current time. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, the Company has recorded an indemnification asset of the same amount as the unrecognized tax benefit to reflect the fact that the final liability would be reimbursed by the previous owner.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2014 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2014 onwards), Germany (2015 onwards), Switzerland (2015 onwards) and the United Kingdom (2016 onwards).

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	June 30, 2018	December 31, 2017
Revolving credit facility	$126.0	$121.0
Term loan	99.0	99.0
Deferred finance costs	(1.2)	(1.6)

	$223.8	$218.4
Due within one year	(15.8)	(15.8)

Due after one year	$208.0	$202.6

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

Movements in the provisions are summarized as follows:

	Six Months Ended June 30
(in millions)	2018	2017
Total at January 1	$46.1	$39.5
Charge for the period	3.2	2.9
Utilized in the period	(1.5)	(1.0)
Exchange effect	0.2	0.3

Total at June 30	48.0	41.7
Due within one year	(4.1)	(6.1)

Due after one year	$43.9	$35.6

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$66.0	$66.0	$90.2	$90.2
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	1.1	1.1
Interest rate swaps	2.8	2.8	1.5	1.5

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$223.8	$223.8	$218.4	$218.4
Finance leases (including current portion)	4.4	4.4	5.9	5.9
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.2	0.2	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	15.0	15.0	13.6	13.6

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2018 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2018 was a loss of $1.3 million (first six months of 2017: loss of $0.6 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first six months of 2018 was a gain of $1.3 million (first six months of 2017: gain of $0.0 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2018, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $4.2 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	357,666	$13.74	$35.69
Granted - at discount	71,227	$0.00	$57.53
- at market value	18,850	$68.20	$16.23
Exercised	(83,512)	$13.24	$25.93
Forfeited	(14,043)	$21.65	$24.84

Outstanding at June 30, 2018	350,188	$13.68	$41.84

At June 30, 2018, there were 38,264 stock options that were exercisable, of which 600 had performance conditions attached.

The stock option compensation cost for the first six months of 2018 was $1.9 million (first six months of 2017 – $2.2 million). The total intrinsic value of options exercised in the first six months of 2018 was $2.2 million (first six months of 2017 – $2.0 million).

The total compensation cost related to non-vested stock options not yet recognized at June 30, 2018 was $7.8 million and this cost is expected to be recognized over the weighted-average period of 2.08 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2018:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	400,342	$3.10	$46.65
Granted - at discount	103,278	$0.00	$57.56
- at market value	5,658	$68.20	$16.23
Exercised	(72,689)	$5.81	$29.27
Forfeited	(16,554)	$1.40	$37.14

Outstanding at June 30, 2018	420,035	$2.81	$52.31

At June 30, 2018 there were 30,360 SEUs that are exercisable, of which 27,655 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first six months of 2018 was $5.3 million (first six months of 2017 – $2.5 million). The total intrinsic value of SEUs exercised in the first six months of 2018 was $2.4 million (first six months of 2017 - $1.1 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.94 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first six months of 2018 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.6)	See (1) below
Amortization of actuarial net losses	1.0	See (1) below

	0.4	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.4	Net of tax

(1)	These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2018, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2017	$1.2	$(3.2)	$(36.5)	$(38.5)

Other comprehensive income before reclassifications	1.1	0.0	(10.9)	(9.8)
Amounts reclassified from AOCL	0.0	0.4	0.0	0.4

Total other comprehensive income	1.1	0.4	(10.9)	(9.4)

Balance at June 30, 2018	$2.3	$(2.8)	$(47.4)	$(47.9)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From January 1, 2018 we have applied ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies are now required to present all other components of net benefit cost outside operating income, if this subtotal is presented. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Adopting the new standard on January 1, 2018 has resulted in a restatement of the prior period comparatives with a reduction to operating income for the three and six months ending June 30, 2017 of $1.2 million and $2.3 million, respectively and a corresponding increase in other non-operating income.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, which amends ASC Topic 842, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition method, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the new standard to determine how it will affect our financial reporting. At this time we expect the principal effect of adopting the new standard will be to record a right of use asset and corresponding liability.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2018 the Company incurred fees from SGR of $0.2 million (first six months of 2017 – $0.2 million). As at June 30, 2018, the amount due to SGR from the Company was $0.0 million (December 31, 2017 - $0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2018

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

The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net sales:
Fuel Specialties	$134.2	$121.3	$277.6	$247.7
Performance Chemicals	118.9	104.9	242.9	199.4
Oilfield Services	95.0	76.1	187.9	142.6
Octane Additives	10.0	24.0	10.4	30.9

	$358.1	$326.3	$718.8	$620.6

Gross profit:
Fuel Specialties	$44.5	$45.2	$93.0	$91.3
Performance Chemicals	23.8	17.4	49.2	34.1
Oilfield Services	28.6	29.0	60.0	54.4
Octane Additives	5.9	13.5	5.1	16.2

	$102.8	$105.1	$207.3	$196.0

Operating income/(loss):
Fuel Specialties	$23.7	$23.9	$51.9	$50.9
Performance Chemicals	9.7	6.5	21.8	12.5
Oilfield Services	4.1	3.7	7.1	6.7
Octane Additives	5.2	12.8	3.8	14.8
Corporate costs	(14.4)	(12.4)	(27.4)	(23.3)
Loss on disposal of subsidiary	0.0	(1.0)	0.0	(1.0)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	0.0	(1.8)

Total operating income	$28.3	$33.5	$57.2	$58.8

Three Months Ended June 30, 2018

The following table shows the change in components of operating income by reporting segment for the three months ended June 30, 2018 and the three months ended June 30, 2017:

	Three Months Ended June 30
(in millions, except ratios)	2018	2017	Change
Net sales:
Fuel Specialties	$134.2	$121.3	$12.9	+11%
Performance Chemicals	118.9	104.9	14.0	+13%
Oilfield Services	95.0	76.1	18.9	+25%
Octane Additives	10.0	24.0	(14.0)	-58%

	$358.1	$326.3	$31.8	+10%

Gross profit:
Fuel Specialties	$44.5	$45.2	$(0.7)	-2%
Performance Chemicals	23.8	17.4	6.4	+37%
Oilfield Services	28.6	29.0	(0.4)	-1%
Octane Additives	5.9	13.5	(7.6)	-56%

	$102.8	$105.1	$(2.3)	-2%

Gross margin (%):
Fuel Specialties	33.2	37.3	-4.1
Performance Chemicals	20.0	16.6	+3.4
Oilfield Services	30.1	38.1	-8.0
Octane Additives	59.0	56.3	+2.7
Aggregate	28.7	32.2	-3.5

Operating expenses:
Fuel Specialties	$(20.8)	$(21.3)	$0.5	-2%
Performance Chemicals	(14.1)	(10.9)	(3.2)	+29%
Oilfield Services	(24.5)	(25.3)	0.8	-3%
Octane Additives	(0.7)	(0.7)	0.0	0%
Corporate costs	(14.4)	(12.4)	(2.0)	+16%
Loss on disposal of subsidiary	0.0	(1.0)	1.0	-100%

	$(74.5)	$(71.6)	$(2.9)	+4%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2018
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+29	+3	+2	-9	+10
Price and product mix	-12	-6	+6	+9	-5
Exchange rates	0	+12	+1	0	+6

	+17	+9	+9	0	+11

Volumes in the Americas, EMEA and ASPAC were higher as a result of increased customer activity. Price and product mix in the Americas and EMEA were adversely impacted by increased sales of lower margin products. Price and product mix in ASPAC benefited from increased sales of higher margin products. AvTel volumes were lower than the prior year due to variations in the timing and level of demand from customers, which was equally offset by a positive price mix. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year decrease of 4.1 percentage points was adversely affected by the time lag from increases in raw material prices, driven by the continued strength of crude oil, impacting our selling prices and when compared to a strong prior year comparative.

Operating expenses: the year on year decrease of $0.5 million was due to $1.3 million lower accruals for agents’ commissions which were partly offset by $0.8 million higher selling and administrative expenses, driven by increased compensation accruals due to the increase in the Innospec share price in the quarter.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2018
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+21	+3	-17	+6
Price and product mix	+1	-1	+9	0
Exchange rates	0	+10	+4	+7

	+22	+12	-4	+13

Increased demand for Personal Care led to significantly higher volumes in the Americas, together with a favorable price and product mix from increased sales of higher margin products. EMEA benefited from higher volumes primarily in Home Care, being partly offset by a slightly adverse price and product mix due to higher sales of lower margin products. ASPAC volumes were lower in Home Care, partly offset by favorable price and product mix due to increased sales of higher margin products. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 3.4 percentage points was driven by the benefit of several improvement projects and favorable manufacturing variances due to increased volumes.

Operating expenses: the year on year increase of $3.2 million is due to additional personnel-related costs to support the business growth, including increased compensation accruals due to the rise in the Innospec share price in the quarter; together with additional amortization for our new information system platform and adverse exchange rate movements year over year.

Oilfield Services

Net sales: the year on year increase of $18.9 million was due to the continued strength of crude oil prices leading to increased customer activity, especially in stimulation and completion. Overall volumes increased by 17 percent year on year, together with a favorable price and product mix of 8 percent.

Gross margin: the year on year decrease of 8.0 percentage points, was due to the mix of customer activity, together with adverse raw material pricing, transportation issues and higher labor costs.

Operating expenses: the year on year decrease of $0.8 million was due to continued initiatives to improve effective management of the cost base.

Octane Additives

Net sales: decreased by $14.0 million compared to the prior year, due to the anticipated reduction in the volumes ordered by our one remaining refinery customer.

Gross margin: the year on year increase of 2.7 percentage points was due to favorable manufacturing variances.

Operating expenses: were in line with the prior year as expected.

Other Income Statement Captions

Corporate costs: the year on year increase of $2.0 million primarily related to higher share-based compensation including a new long-term incentive plan, together with the adverse effect of a stronger British pound sterling against the U.S. dollar for our Ellesmere Port cost base.

Loss on disposal of subsidiary: there was a loss in the prior year of $1.0 million for an indemnity claim in relation to residual testing in the Aroma Chemicals business which was sold in 2015.

Other net income: for the second quarter of 2018 and 2017, includes the following:

(in millions)	2018	2017	Change
United Kingdom pension credit	$1.6	$1.3	$0.3
German pension charge	(0.1)	(0.1)	0.0
Foreign exchange (losses)/gains on translation	(2.6)	2.2	(4.8)
Foreign currency forward contracts gains/(losses)	4.1	(0.1)	4.2

	$3.0	$3.3	$(0.3)

Interest expense, net: was $1.8 million in 2018 compared to $2.0 million in 2017 driven by lower average net debt and a reduction in our borrowing margin under the terms of our financing agreements.

Income taxes: the effective tax rate was 26.1% and 25.0% in the second quarter of 2018 and 2017, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table was 24.8% in 2018 compared with 26.0% in 2017. The 1.2% reduction in the adjusted effective tax rate reflects the positive impact in the second quarter of 2018 of a smaller proportion of overall taxes being incurred in high-tax jurisdictions predominantly as a consequence of the reduction in the U.S. tax rate due to U.S. Tax Reform. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended June 30
(in millions)	2018	2017
Income before income taxes	$29.5	$34.8
Adjustment for stock compensation	1.1	0.0
Loss on disposal of subsidiary	0.0	1.0

	$30.6	$35.8

Income taxes	$7.7	$8.7
Tax on stock compensation	(0.1)	0.6

	$7.6	$9.3

GAAP effective tax rate	26.1%	25.0%
Adjusted effective tax rate	24.8%	26.0%

Six Months Ended June 30, 2018

The following table shows the change in components of operating income by reporting segment for the six months ended June 30, 2018 and the six months ended June 30, 2017:

	Six Months Ended June 30
(in millions, except ratios)	2018	2017	Change
Net sales:
Fuel Specialties	$277.6	$247.7	$29.9	+12%
Performance Chemicals	242.9	199.4	43.5	+22%
Oilfield Services	187.9	142.6	45.3	+32%
Octane Additives	10.4	30.9	(20.5)	-66%

	$718.8	$620.6	$98.2	+16%

Gross profit:
Fuel Specialties	$93.0	$91.3	$1.7	+2%
Performance Chemicals	49.2	34.1	15.1	+44%
Oilfield Services	60.0	54.4	5.6	+10%
Octane Additives	5.1	16.2	(11.1)	-69%

	$207.3	$196.0	$11.3	+6%

Gross margin (%):
Fuel Specialties	33.5	36.9	-3.4
Performance Chemicals	20.3	17.1	+3.2
Oilfield Services	31.9	38.1	-6.2
Octane Additives	49.0	52.4	-3.4
Aggregate	28.8	31.6	-2.8

Operating expenses:
Fuel Specialties	$(41.1)	$(40.4)	$(0.7)	+2%
Performance Chemicals	(27.4)	(21.6)	(5.8)	+27%
Oilfield Services	(52.9)	(47.7)	(5.2)	+11%
Octane Additives	(1.3)	(1.4)	0.1	-7%
Corporate costs	(27.4)	(23.3)	(4.1)	+18%
Loss on disposal of subsidiary	0.0	(1.0)	1.0	-100%
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	1.8	-100%

	$(150.1)	$(137.2)	$(12.9)	+9%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2018
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+18	0	-5	-1	+5
Price and product mix	-2	-2	+6	+6	0
Exchange rates	0	+15	+2	0	+7

	+16	+13	+3	+5	+12

Volumes in the Americas were higher as a result of increased customer activity. Volumes in EMEA were unchanged after a decline in the first quarter being offset by growth in the second quarter. Price and product mix in the Americas and EMEA were adversely impacted by increased sales of lower margin products. Volumes in ASPAC were lower due to a decline in the first quarter which has been partly recovered in the second quarter as customer activity increased. Price and product mix in ASPAC benefited from increased sales of higher margin products. AvTel volumes were slightly lower than the prior year due to variations in the timing and level of demand from customers, which was favorably offset by a positive price mix. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year decrease of 3.4 percentage points was adversely affected by the time lag from increases in raw material prices, driven by the continued strength of crude oil, impacting our selling prices and when compared to a strong prior year comparative.

Operating expenses: the year on year increase of $0.7 million was due to $1.1 million higher compensation accruals due to the increase in the Innospec share price in the second quarter; together with increased provisions for doubtful debts; partly offset by lower accruals for agents’ commissions.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2018
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+21	+8	-17	+10
Price and product mix	0	+3	+14	+3
Exchange rates	0	+13	+5	+9

	+21	+24	+2	+22

Increased demand for Personal Care led to significantly higher volumes in the Americas, together with an unchanged price and product mix. EMEA benefited from higher volumes in both Personal Care and Home Care. ASPAC volumes were lower, primarily in Home Care. EMEA and ASPAC benefited from favorable price and product mix due to increased sales of higher margin products. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 3.2 percentage points was driven by the benefit of several improvement projects and favorable manufacturing variances due to higher volumes.

Operating expenses: the year on year increase of $5.8 million is due to additional personnel-related costs to support the business growth, including increased compensation accruals due to the recent rise in the Innospec share price; together with additional amortization for our new information system platform and adverse exchange rate movements year over year.

Oilfield Services

Net sales: the year on year increase of $45.3 million was due to the continued strength of crude oil prices leading to increased customer activity. Overall volumes increased by 24 percent year on year, together with a favorable price and product mix of 8 percent.

Gross margin: the year on year decrease of 6.2 percentage points, was due to the mix of customer activity, together with adverse raw material pricing, transportation issues and higher labor costs.

Operating expenses: the year on year increase of $5.2 million was due to $6.6 million higher selling and technical support expenses to support the increase in customer demand, partly offset by a $1.4 million reduction in expenses due to lower general and administration costs and lower amortization of acquisition related intangible assets.

Octane Additives

Net sales: decreased by $20.5 million compared to the prior year, due to the expected reduction in the demand from our one remaining refinery customer.

Gross margin: the year on year decrease of 3.4 percentage points was due to adverse manufacturing variances as a result of lower production volumes to align with reduced customer demand.

Operating expenses: were $0.1 million favorable compared to the prior year due to efficient management of the cost base.

Other Income Statement Captions

Corporate costs: the year on year increase of $4.1 million relates to higher compensation accruals due to the recent rise in the Innospec share price including a new long-term incentive plan and higher costs for the additional corporate services required to support our enlarged group. There has also been the adverse effect of a stronger British pound sterling against the U.S. dollar for our United Kingdom cost base.

Loss on disposal of subsidiary: there was a loss in the prior year of $1.0 million for an indemnity claim in relation to residual testing in the Aroma Chemicals business which was sold in 2015.

Foreign exchange loss on liquidation of subsidiary: the $1.8 million loss in the prior year related to the reclassification of historic foreign exchange translations of net assets from accumulated other comprehensive losses, for our captive insurance company which was liquidated. There has been no corresponding charge in the current year.

Other net income: for the first six months of 2018 and 2017, includes the following:

(in millions)	2018	2017	Change
United Kingdom pension credit	$3.2	$2.6	$0.6
German pension charge	(0.3)	(0.3)	0.0
Foreign exchange (losses)/gains on translation	(0.4)	1.7	(2.1)
Foreign currency forward contracts gains/(losses)	3.0	(0.6)	3.6

	$5.5	$3.4	$2.1

Interest expense, net: was $3.5 million in 2018 compared to $4.2 million in 2017 driven by lower average net debt and a reduction in our borrowing margin under the terms of our financing agreements.

Income taxes: the effective tax rate was 25.7% and 25.3% in the first six months of 2018 and 2017, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.8% in the first six months of 2018 compared with 25.3% in the first six months of 2017. The 0.5% reduction in the adjusted effective tax rate reflects the positive impact of a smaller proportion of overall taxes being incurred in high-tax jurisdictions in the first six months of 2018 when compared to the same period in the prior year. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Six Months Ended June 30
(in millions)	2018	2017
Income before income taxes	$59.2	$58.0
Indemnification asset regarding tax audit	(0.5)	0.0
Adjustment to fair value acquisition accounting	0.0	1.7
Loss on disposal of subsidiary	0.0	1.0
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Adjustment for stock compensation	1.9	1.8

	$60.6	$64.3

Income taxes	$15.2	$14.7
Tax on adjustment to fair value acquisition accounting	0.0	0.3
Tax on stock compensation	0.4	1.3
Adjustment of income tax provision	(0.6)	0.0

	$15.0	$16.3

GAAP effective tax rate	25.7%	25.3%
Adjusted effective tax rate	24.8%	25.3%

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No.118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that cannot extend beyond one year from the Tax Reform Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Until accounting is complete, companies may record provisional estimates. As a result of the Tax Reform Act, the Company recorded a provisional amount of $47.7 million in relation to the accounting of the transition tax at December 31, 2017. In addition, the Company’s U.S. deferred tax assets and liabilities were re-measured using a tax rate reduced from 35% to 21% at the same date, which resulted in $7.1 million of deferred income tax benefit.

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

(in millions)	June 30, 2018	December 31, 2017
Total current assets	$609.3	$561.5
Total current liabilities	(267.3)	(261.5)

Working capital	342.0	300.0
Less cash and cash equivalents	(66.0)	(90.2)
Less prepaid income taxes	(5.0)	(2.8)
Less other current assets	0.0	(1.1)
Add back current portion of accrued income taxes	13.8	15.8
Add back current portion of long-term debt	15.8	15.8
Add back current portion of finance leases	2.3	2.7
Add back current portion of plant closure provisions	4.1	5.2

Adjusted working capital	$307.0	$245.4

In the first six months of 2018 our working capital increased by $42.0 million, while our adjusted working capital has increased by $61.6 million. The difference is primarily due to the exclusion of cash and cash equivalents and income taxes from the adjusted working capital measure.

We had a $32.7 million increase in trade and other accounts receivable. Increased sales in our Performance Chemicals and Oilfield Services segments have increased receivables balances. Days’ sales outstanding in our Fuel Specialties segment increased from 51 days to 54 days; decreased in our Performance Chemicals segment from 68 days to 64 days; and increased from 58 days to 75 days in our Oilfield Services segment.

We had a $42.5 million increase in inventories, which is related to the expected increases in sales for the second half of the year across all our segments. Days’ sales in inventory in our Fuel Specialties segment increased from 100 days to 114 days; increased in our Performance Chemicals segment from 51 days to 55 days; and increased from 63 days to 70 days in our Oilfield Services segment.

Prepaid expenses decreased $4.3 million, from $13.1 million to $8.8 million due to reduced payments in advance, the normal expensing of prepaid costs and the timing of invoices received.

We had a $9.3 million increase in accounts payable and accrued liabilities driven by increases in our Performance Chemicals and Oilfield Services segment in line with customer demand. Creditor days in our Fuel Specialties segment decreased from 32 days to 30 days; remained unchanged in our Performance Chemicals segment at 50 days; and decreased from 51 days to 50 days in our Oilfield Services segment.

Operating Cash Flows

We generated a cash inflow from operating activities of $0.3 million in 2018 compared to an outflow of $10.9 million in 2017. Year over year cash from operating activities has benefited from the normalization of working capital following the acquisition in our Performance Chemicals segment at the end of 2016.

Cash

At June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $66.0 million and $90.2 million, respectively, of which $57.1 million and $74.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future.

As disclosed in Innospec’s 2017 Annual Report on Form 10-K, the Tax Reform Act requires, amongst other provisions, a one-time mandatory transition tax on accumulated foreign earnings, for which we have recorded a provisional estimated tax liability at December 31, 2017 of $47.7 million. We intend to pay the tax liability over an eight-year payment schedule as prescribed by the Tax Reform Act. During 2018 we have made our first payment of $3.8 million.

Debt

At June 30, 2018, we had $126.0 million of debt outstanding under the revolving credit facility, $99.0 million of debt outstanding on our term loan and $4.4 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2018.

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

On November 3, 2015 the Company announced that its board of directors has authorized a share repurchase program which targets to repurchase up to $90 million of common stock over the next three years. During the six months ended June 30, 2018, no shares of our common stock were repurchased by the Company under this share repurchase program. There was $82.5 million remaining under the 2015 authorization as at June 30, 2018.

During the quarter ended June 30, 2018 the company has not purchased any of its common stock in connection with the exercising of stock options by employees to satisfy tax withholding obligations.

Repurchases of common stock are held as treasury shares unless reissued under equity compensation plans.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

10.1	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018)

10.2	Innospec Inc. Share Save Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: August 8, 2018	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 8, 2018	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer