Form 10-Q
period 2018-09-30
INNOSPEC INC.
filed 2018-11-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, par value $0.01	24,424,321

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

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2018	2017	2018	2017
Net sales	$363.1	$332.4	$1,081.9	$953.0
Cost of goods sold	(252.1)	(233.6)	(763.6)	(658.2)

Gross profit	111.0	98.8	318.3	294.8
Operating expenses:
Selling, general and administrative	(64.7)	(61.9)	(197.8)	(180.4)
Research and development	(8.1)	(7.9)	(25.1)	(23.8)
Restructuring charge	(4.8)	0.0	(4.8)	0.0
Loss on disposal of subsidiary	0.0	0.0	0.0	(1.0)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	0.0	(1.8)

Total operating expenses	(77.6)	(69.8)	(227.7)	(207.0)

Operating income	33.4	29.0	90.6	87.8
Other (expense)/income, net	(1.2)	3.0	4.3	6.4
Interest expense, net	(1.8)	(2.1)	(5.3)	(6.3)

Income before income taxes	30.4	29.9	89.6	87.9
Income taxes	(9.8)	(6.6)	(25.0)	(21.3)

Net income	$20.6	$23.3	$64.6	$66.6

Earnings per share:
Basic	$0.84	$0.97	$2.65	$2.76

Diluted	$0.84	$0.95	$2.63	$2.71

Weighted average shares outstanding (in thousands):
Basic	24,419	24,137	24,399	24,119

Diluted	24,597	24,565	24,580	24,569

We have recast certain prior period amounts to conform to new accounting standards.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net income	$20.6	$23.3	$64.6	$66.6

Other comprehensive income:
Changes in cumulative translation adjustment, net of tax of $0.2 million, $(0.4) million, $1.2 million and $(1.3) million respectively	(1.5)	18.1	(12.4)	30.7
Changes in unrealized gains on derivative instruments, net of tax of $0.0 million, $0.0 million, $(0.2) million and $0.0 million respectively	(0.1)	0.2	1.0	0.2
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million respectively	(0.2)	(0.2)	(0.7)	(0.6)
Amortization of actuarial net losses, net of tax of $(0.1) million, $(0.1) million, $(0.2) million and $(0.6) million respectively	0.4	1.1	1.3	3.1

Total other comprehensive (loss)/income	(1.4)	19.2	(10.8)	33.4

Total comprehensive income	$19.2	$42.5	$53.8	$100.0

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91.4	$90.2
Trade and other accounts receivable (less allowances of $4.4 million and $4.1 million respectively)	287.8	244.5
Inventories (less allowances of $12.2 million and $12.6 million respectively):
Finished goods	189.5	145.9
Raw materials	72.4	63.9

Total inventories	261.9	209.8
Prepaid expenses	8.4	13.1
Prepaid income taxes	9.8	2.8
Other current assets	0.0	1.1

Total current assets	659.3	561.5
Net property, plant and equipment	194.7	196.0
Goodwill	366.3	361.8
Other intangible assets	142.3	163.3
Deferred tax assets	6.2	6.5
Pension asset	121.4	116.0
Other non-current assets	6.9	5.1

Total assets	$1,497.1	$1,410.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
Liabilities and Equity
Current liabilities:
Bank overdraft	$0.5	$0.0
Accounts payable	127.4	117.9
Accrued liabilities	122.9	104.1
Current portion of long-term debt	15.8	15.8
Current portion of finance leases	2.0	2.7
Current portion of plant closure provisions	4.0	5.2
Current portion of accrued income taxes	17.9	15.8

Total current liabilities	290.5	261.5
Long-term debt, net of current portion	208.1	202.6
Finance leases, net of current portion	1.8	3.2
Plant closure provisions, net of current portion	44.9	40.9
Accrued income taxes, net of current portion	39.7	41.7
Unrecognized tax benefits, net of current portion	3.2	2.5
Deferred tax liabilities	46.7	45.0
Pension liabilities and post-employment benefits	16.6	16.5
Other non-current liabilities	5.3	2.0

Total liabilities	656.8	615.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	322.9	320.4
Treasury stock (5,130,179 and 5,204,181 shares at cost, respectively)	(92.9)	(93.3)
Retained earnings	658.9	605.0
Accumulated other comprehensive loss	(49.3)	(38.5)

Total Innospec stockholders’ equity	839.9	793.9
Non-controlling interest	0.4	0.4

Total equity	840.3	794.3

Total liabilities and equity	$1,497.1	$1,410.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in millions)	2018	2017
Cash Flows from Operating Activities
Net income	$64.6	$66.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.9	37.2
Deferred taxes	2.4	3.7
Loss on disposal of subsidiary	0.0	1.0
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Cash contributions to defined benefit pension plans	(0.8)	(0.8)
Non-cash movements on defined benefit pension plans	(3.2)	(2.7)
Stock option compensation	3.0	3.4
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(47.0)	(83.0)
Inventories	(55.5)	(31.5)
Prepaid expenses	3.6	2.2
Accounts payable and accrued liabilities	32.2	42.4
Accrued income taxes	(6.4)	(2.7)
Plant closure provisions	3.0	2.9
Unrecognized tax benefits	0.7	(0.5)
Other assets and liabilities	0.6	(4.8)

Net cash provided by operating activities	35.1	35.2

Cash Flows from Investing Activities
Capital expenditures	(20.0)	(16.4)
Business combinations, net of cash acquired	(5.4)	2.6
Acquisition of intangible asset	0.0	(4.2)
Internally developed software	(0.8)	(4.1)

Net cash used in investing activities	(26.2)	(22.1)

Cash Flows from Financing Activities
Receipt of short-term borrowing	0.5	0.0
Proceeds from revolving credit facility	10.0	10.0
Repayments of revolving credit facility	(5.0)	(50.0)
Repayments of finance leases	(2.1)	(1.7)
Dividend paid	(10.7)	(9.2)
Issue of treasury stock	1.1	1.0
Repurchase of common stock	(1.2)	(1.0)

Net cash used in financing activities	(7.4)	(50.9)
Effect of foreign currency exchange rate changes on cash	(0.3)	1.4

Net change in cash and cash equivalents	1.2	(36.4)
Cash and cash equivalents at beginning of period	90.2	101.9

Cash and cash equivalents at end of period	$91.4	$65.5

Amortization of deferred finance costs of $0.5 million (2017 – $0.5 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				64.6			64.6
Dividend paid				(10.7)			(10.7)
Changes in cumulative translation adjustment, net of tax					(12.4)		(12.4)
Changes in unrealized gains on derivative instruments, net of tax					1.0		1.0
Treasury stock reissued		(0.5)	1.6				1.1
Treasury stock repurchased			(1.2)				(1.2)
Stock option compensation		3.0					3.0
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Amortization of actuarial net losses, net of tax					1.3		1.3

Balance at September 30, 2018	$0.3	$322.9	$(92.9)	$658.9	$(49.3)	$0.4	$840.3

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

We have reclassified certain prior period amounts to conform to the current period presentation. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional information.

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – NET SALES

On January 1, 2018 we adopted Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The impact of adopting ASC 606 did not result in a change to income, and therefore we are not reflecting a cumulative effect to the opening balance of retained earnings due to the adoption of ASC 606. The comparative period has not been adjusted and continues to be reported under the accounting standards in effect for this period.

Our revenues are primarily derived from the manufacture and sale of specialty chemicals. We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand product availability. In some cases, the inventory resides at a customer site, although title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time revenue is recognized. Our contracts generally include one performance obligation, which is providing speciality chemicals. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

While some of our customers have payment terms beyond 30 days, we do not provide extended payment terms of a year or more, nor do our contracts include a financing component. Some of our contracts include variable consideration in the form of rebates. We record rebates at the point of sale as a reduction in sales when we can reasonably estimate the amount of the rebate. The estimates are based on our best judgment at the time of sale, which includes anticipated as well as historical performance.

Taxes assessed by a governmental authority which are concurrent with sales to our customers, including sales, use, value-added, and revenue-related excise taxes, are collected by us from the customer and are not included in net sales, but are reflected in accrued expenses until remitted to the appropriate governmental authority. When we are responsible for shipping and handling costs after title has transferred, we account for those as fulfilment costs and include them in cost of goods sold.

NOTE 3 – SEGMENT REPORTING

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

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net Sales:
Refinery and Performance	$97.8	$97.4	$306.9	$286.5
Other	37.1	32.7	105.6	91.3

Fuel Specialties	134.9	130.1	412.5	377.8

Personal Care	60.6	52.2	183.6	148.4
Home Care	28.2	32.7	84.5	89.0
Other	26.0	25.4	89.6	72.3

Performance Chemicals	114.8	110.3	357.7	309.7

Oilfield Services	104.2	81.9	292.1	224.5
Octane Additives	9.2	10.1	19.6	41.0

	$363.1	$332.4	$1,081.9	$953.0

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net sales:
Fuel Specialties	$134.9	$130.1	$412.5	$377.8
Performance Chemicals	114.8	110.3	357.7	309.7
Oilfield Services	104.2	81.9	292.1	224.5
Octane Additives	9.2	10.1	19.6	41.0

	$363.1	$332.4	$1,081.9	$953.0

Gross profit:
Fuel Specialties	$48.8	$44.6	$141.8	$135.9
Performance Chemicals	25.3	20.7	74.5	54.8
Oilfield Services	33.5	28.5	93.5	82.9
Octane Additives	3.4	5.0	8.5	21.2

	$111.0	$98.8	$318.3	$294.8

Operating income/(loss):
Fuel Specialties	$28.8	$25.1	$80.7	$76.0
Performance Chemicals	12.4	9.7	34.2	22.2
Oilfield Services	7.0	1.8	14.1	8.5
Octane Additives	2.7	4.4	6.5	19.2
Corporate costs	(12.7)	(12.0)	(40.1)	(35.3)
Restructuring charge	(4.8)	0.0	(4.8)	0.0
Loss on disposal of subsidiary	0.0	0.0	0.0	(1.0)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	0.0	(1.8)

Total operating income	$33.4	$29.0	$90.6	$87.8

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Depreciation:
Fuel Specialties	$1.0	$1.0	$2.9	$3.0
Performance Chemicals	2.6	2.5	7.8	7.0
Oilfield Services	1.5	1.6	4.6	4.8
Octane Additives	0.3	0.2	0.9	0.6
Corporate	0.3	0.3	0.8	0.7

	$5.7	$5.6	$17.0	$16.1

Amortization:
Fuel Specialties	$0.0	$0.2	$0.0	$0.6
Performance Chemicals	2.3	1.9	6.8	5.6
Oilfield Services	2.7	2.9	8.1	8.9
Corporate	1.8	1.9	5.5	5.5

	$6.8	$6.9	$20.4	$20.6

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Numerator (in millions):
Net income available to common stockholders	$20.6	$23.3	$64.6	$66.6

Denominator (in thousands):
Weighted average common shares outstanding	24,419	24,137	24,399	24,119
Dilutive effect of stock options and awards	178	428	181	450

Denominator for diluted earnings per share	24,597	24,565	24,580	24,569

Net income per share, basic:	$0.84	$0.97	$2.65	$2.76

Net income per share, diluted:	$0.84	$0.95	$2.63	$2.71

In the three and nine months ended September 30, 2018, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0 and 0, respectively (three and nine months ended September 30, 2017 – 18,843 and 18,843, respectively).

NOTE 5 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2017
Gross cost(1)	$598.3
Accumulated impairment losses	(236.5)

Net book amount	$361.8

Acquisition	7.5
Exchange effect	(3.0)
At September 30, 2018
Gross cost(1)	$602.8
Accumulated impairment losses	(236.5)

Net book amount	$366.3

(1)	Gross cost for 2018 and 2017 is net of $298.5 million of historical accumulated amortization.

Acquisition of BioSuite, LLC

On May 31, 2018, the Company acquired BioSuite, LLC (“BioSuite”), a specialized formulator of biocide and biostat solutions for the oil and gas industry. We purchased BioSuite for total consideration of $8.6 million, with an initial payment at closing of $5.8 million funded from existing cash and debt facilities followed by a reduction for working capital adjustments of $0.4 million in the third quarter. The remaining payment is performance related and contingently payable over the next eighteen months based on a multiple of BioSuite’s earnings before interest, taxes, depreciation and amortization. Based on the current forecast we anticipate a further payment of $3.2 million payable on November 30, 2019.

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for the business:

(in millions)	BioSuite
Goodwill	$7.5
Receivables	0.4
Inventory	0.5
Payables	(1.9)
Extinguishment of existing liabilities	2.1

Purchase price, net of cash acquired	$8.6

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

NOTE 6 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2018	2017
Gross cost at January 1	$295.8	$248.6
Acquisitions	0.0	37.7
Internally developed software	0.8	4.1
Exchange effect	(1.6)	4.1

Gross cost at September 30	295.0	294.5

Accumulated amortization at January 1	(132.5)	(104.2)
Amortization expense	(20.4)	(20.6)
Exchange effect	0.2	(0.1)

Accumulated amortization at September 30	(152.7)	(124.9)

Net book amount at September 30	$142.3	$169.6

Internally developed software has been capitalized in relation to the information system platform for our Performance Chemicals segment’s European businesses.

Amortization expense

	Nine Months Ended September 30
(in millions)	2018	2017
Product rights	$(2.8)	$(2.8)
Brand names	(0.9)	(0.9)
Technology	(2.5)	(2.5)
Customer relationships	(8.0)	(7.6)
Non-compete agreements	0.0	(0.6)
Marketing related	0.0	(0.7)
Internally developed software	(6.2)	(5.5)

Total	$(20.4)	$(20.6)

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

The net service cost for the three and nine months ended September 30, 2018 was $0.3 million and $0.9 million, respectively (three and nine months ended September 30, 2017 – $0.2 million and $0.7 million, respectively) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(3.7)	$(3.9)	$(11.4)	$(11.3)
Expected return on plan assets	5.5	6.2	16.9	18.2
Amortization of prior service credit	0.2	0.3	0.8	0.8
Amortization of actuarial net losses	(0.5)	(1.2)	(1.5)	(3.7)

	$1.5	$1.4	$4.8	$4.0

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and nine months ended September 30, 2018 was $0.0 million and $0.1 million, respectively (three and nine months ended September 30, 2017 – $0.0 million and $0.1 million, respectively). The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Plan net pension charge:
Interest cost on projected benefit obligation	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Amortization of actuarial net losses	(0.1)	(0.1)	(0.3)	(0.3)

	$(0.2)	$(0.2)	$(0.5)	$(0.5)

As at September 30, 2018, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.6 million (December 31, 2017 – $4.7 million).

NOTE 8 – INCOME TAXES

A roll-forward of unrecognized tax benefits is as follows:

(in millions)	September 30, 2018	December 31, 2017
.
Opening balance at January 1	$2.2	$2.2
Additions for tax positions of prior periods	0.9	0.5
Reductions due to lapsed statute of limitations	(0.5)	(0.5)

Closing balance	$2.6	$2.2

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our condensed consolidated statements of income. Related to the unrecognized tax benefits noted above, we have also accrued a net increase in interest and penalties of $0.3 million during the first nine months of 2018, and a net increase in interest and penalties of $0.2 million in 2017. Total accrued interest and penalties at September 30, 2018 on all remaining unrecognized tax benefits amounted to $0.6 million (December 31, 2017 – $0.3 million).

All of the $3.2 million of unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

The Company or one of its subsidiaries files income tax returns with the U.S. federal government, and various state and foreign jurisdictions. As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired by the Company as part of the Huntsman business acquisition in 2016 and relating to the period 2011 to 2013 inclusive. In the fourth quarter of 2017, the Company recorded an unrecognized tax benefit of $0.5 million, together with associated interest of $0.2 million in relation to the 2011 tax audit. In the first quarter of 2018, the Company recorded an unrecognized tax benefit of $0.4 million, together with associated interest of $0.1 million in relation to the 2012 tax audit. In the third quarter of 2018, the Company recorded an unrecognized tax benefit of $0.5 million, together with associated interest of $0.2 million in relation to the 2013 tax audit. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, the Company has recorded an indemnification non-current asset of the same amount as the unrecognized tax benefit and associated interest to reflect the fact that the final liability would be reimbursed by the previous owner.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2015 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including France (2014 onwards), Germany (2015 onwards), Switzerland (2015 onwards) and the United Kingdom (2016 onwards).

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	September 30, 2018	December 31, 2017
Revolving credit facility	$126.0	$121.0
Term loan	99.0	99.0
Deferred finance costs	(1.1)	(1.6)

	$223.9	$218.4
Due within one year	(15.8)	(15.8)

Due after one year	$208.1	$202.6

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

Movements in the provisions are summarized as follows:

	Nine Months Ended September 30
(in millions)	2018	2017
Total at January 1	$46.1	$39.5
Charge for the period	5.1	4.4
Utilized in the period	(2.1)	(1.7)
Exchange effect	(0.2)	0.5

Total at September 30	48.9	42.7
Due within one year	(4.0)	(5.9)

Due after one year	$44.9	$36.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$91.4	$91.4	$90.2	$90.2
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	1.1	1.1
Interest rate swaps	2.7	2.7	1.5	1.5

Liabilities
Non-derivatives:
Bank overdraft	$0.5	$0.5	$0.0	$0.0
Long-term debt (including current portion)	223.9	223.9	218.4	218.4
Finance leases (including current portion)	3.8	3.8	5.9	5.9
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.5	0.5	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	17.6	17.6	13.6	13.6

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents and bank overdraft: The carrying amount approximates fair value because of the short-term maturities of such instruments.

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2018 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2018 was a loss of $1.6 million (first nine months of 2017: loss of $0.6 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first nine months of 2018 was a gain of $1.2 million (first nine months of 2017: gain of $0.2 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2018, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $5.3 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	357,666	$13.74	$35.69
Granted - at discount	280,466	$46.42	$34.54
- at market value	18,850	$68.20	$16.23
Exercised	(91,362)	$12.47	$27.04
Forfeited	(14,443)	$21.05	$25.34

Outstanding at September 30, 2018	551,177	$32.25	$36.14

At September 30, 2018, there were 40,614 stock options that were exercisable, of which 600 had performance conditions attached.

The stock option compensation cost for the first nine months of 2018 was $3.0 million (first nine months of 2017 – $3.4 million). The total intrinsic value of options exercised in the first nine months of 2018 was $2.6 million (first nine months of 2017 – $2.0 million).

The total compensation cost related to non-vested stock options not yet recognized at September 30, 2018 was $12.2 million and this cost is expected to be recognized over the weighted-average period of 2.38 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2018:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	400,342	$3.10	$46.65
Granted - at discount	115,229	$2.36	$57.16
- at market value	5,658	$68.20	$16.23
Exercised	(72,689)	$5.81	$29.27
Forfeited	(16,554)	$1.40	$37.14

Outstanding at September 30, 2018	431,986	$3.36	$52.35

At September 30, 2018 there were 30,360 SEUs that are exercisable, of which 27,655 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first nine months of 2018 was $7.9 million (first nine months of 2017 – $3.6 million). The total intrinsic value of SEUs exercised in the first nine months of 2018 was $2.4 million (first nine months of 2017 – $1.1 million).

The weighted-average remaining vesting period of non-vested SEUs is 1.86 years.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2018 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.8)	See (1) below
Amortization of actuarial net losses	1.5	See (1) below

	0.7	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$0.6	Net of tax

(1)	These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first nine months of 2018, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2017	$1.2	$(3.2)	$(36.5)	$(38.5)

Other comprehensive income before reclassifications	1.0	0.0	(12.4)	(11.4)
Amounts reclassified from AOCL	0.0	0.6	0.0	0.6

Total other comprehensive income	1.0	0.6	(12.4)	(10.8)

Balance at September 30, 2018	$2.2	$(2.6)	$(48.9)	$(49.3)

NOTE 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From January 1, 2018 we have applied Accounting Standards Update (ASU) 2017-07, Compensation-Retirement Benefits, ASC Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies are now required to present all other components of net benefit cost outside operating income, if this subtotal is presented. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Adopting the new standard on January 1, 2018 has resulted in a restatement of the prior period comparatives with a reduction to operating income for the three and nine months ending September 30, 2017 of $1.2 million and $3.5 million, respectively and a corresponding increase in other non-operating income.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, ASC Topic 842 which amends ASC Topic 840, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11: Leases – Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. We are currently evaluating the new standard, including which transitional method to adopt and to determine how it will affect our financial reporting. Due to the number of leases the Company has, we believe the standard will increase our assets and liabilities by a material amount on its consolidated balance sheet. The Company does not believe adoption of the standard will have a significant impact on its consolidated statements of income, equity and cash flows.

NOTE 17 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2018 the Company incurred fees from SGR of $0.2 million (first nine months of 2017 – $0.3 million). As at September 30, 2018, the amount due to SGR from the Company was $0.0 million (December 31, 2017 – $0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2018

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

The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net sales:
Fuel Specialties	$134.9	$130.1	$412.5	$377.8
Performance Chemicals	114.8	110.3	357.7	309.7
Oilfield Services	104.2	81.9	292.1	224.5
Octane Additives	9.2	10.1	19.6	41.0

	$363.1	$332.4	$1,081.9	$953.0

Gross profit:
Fuel Specialties	$48.8	$44.6	$141.8	$135.9
Performance Chemicals	25.3	20.7	74.5	54.8
Oilfield Services	33.5	28.5	93.5	82.9
Octane Additives	3.4	5.0	8.5	21.2

	$111.0	$98.8	$318.3	$294.8

Operating income/(loss):
Fuel Specialties	$28.8	$25.1	$80.7	$76.0
Performance Chemicals	12.4	9.7	34.2	22.2
Oilfield Services	7.0	1.8	14.1	8.5
Octane Additives	2.7	4.4	6.5	19.2
Corporate costs	(12.7)	(12.0)	(40.1)	(35.3)
Restructuring charge	(4.8)	0.0	(4.8)	0.0
Loss on disposal of subsidiary	0.0	0.0	0.0	(1.0)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	0.0	(1.8)

Total operating income	$33.4	$29.0	$90.6	$87.8

Three Months Ended September 30, 2018

The following table shows the change in components of operating income by reporting segment for the three months ended September 30, 2018 and the three months ended September 30, 2017:

	Three Months Ended September 30
(in millions, except ratios)	2018	2017	Change
Net sales:
Fuel Specialties	$134.9	$130.1	$4.8	+4%
Performance Chemicals	114.8	110.3	4.5	+4%
Oilfield Services	104.2	81.9	22.3	+27%
Octane Additives	9.2	10.1	(0.9)	-9%

	$363.1	$332.4	$30.7	+9%

Gross profit:
Fuel Specialties	$48.8	$44.6	$4.2	+9%
Performance Chemicals	25.3	20.7	4.6	+22%
Oilfield Services	33.5	28.5	5.0	+18%
Octane Additives	3.4	5.0	(1.6)	-32%

	$111.0	$98.8	$12.2	+12%

Gross margin (%):
Fuel Specialties	36.2	34.3	+1.9
Performance Chemicals	22.0	18.8	+3.2
Oilfield Services	32.1	34.8	-2.7
Octane Additives	37.0	49.5	-12.5
Aggregate	30.6	29.7	+0.9

Operating expenses:
Fuel Specialties	$(20.0)	$(19.5)	$(0.5)	+3%
Performance Chemicals	(12.9)	(11.0)	(1.9)	+17%
Oilfield Services	(26.5)	(26.7)	0.2	-1%
Octane Additives	(0.7)	(0.6)	(0.1)	+17%
Corporate costs	(12.7)	(12.0)	(0.7)	+6%
Restructuring charge	(4.8)	0.0	(4.8)	n/a

	$(77.6)	$(69.8)	$(7.8)	+11%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2018
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+20	-4	-1	-21	+3
Price and product mix	-4	+2	0	+20	+1
Exchange rates	0	0	0	0	0

	+16	-2	-1	-1	+4

Volumes in the Americas were higher driven by increased demand for our technology and service. Price and product mix in the Americas was adversely impacted by increased sales of lower margin products. Volumes in EMEA and ASPAC were lower due to reduced customer activity. Price and product mix in EMEA benefited from increased sales of higher margin products. AvTel volumes were lower than the prior year due to variations in the timing and level of demand from customers, which was equally offset by a positive price mix.

Gross margin: the year on year increase of 1.9 percentage points was driven by increased sales of higher margin products together with favorable manufacturing variances.

Operating expenses: the year on year increase of $0.5 million was primarily due to additional research and development expenses and increased compensation accruals due to the relative rise in the Innospec share price compared to the prior year.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2018
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+7	+1	+17	+3
Price and product mix	+8	-2	0	+1
Exchange rates	0	0	0	0

	+15	-1	+17	+4

Increased demand for Personal Care led to higher volumes in the Americas, together with a favorable price and product mix from increased sales of higher margin products. EMEA benefited from higher volumes primarily in Home Care, being offset by adverse price and product mix due to higher sales of lower margin products. ASPAC volumes were higher due to increased demand for Personal Care.

Gross margin: the year on year increase of 3.2 percentage points was driven by the benefit of several improvement projects and favorable manufacturing variances due to increased volumes.

Operating expenses: the year on year increase of $1.9 million was due to additional personnel-related costs to support the business growth, including increased compensation accruals due to the relative rise in the Innospec share price compared to the prior year; together with additional amortization for our new information system platform.

Oilfield Services

Net sales: the year on year increase of $22.3 million was due to increased customer activity, especially in stimulation and completion. Overall volumes increased by 24 percent year on year, together with a favorable price and product mix of 3 percent.

Gross margin: the year on year decrease of 2.7 percentage points, was due to the mix of customer activity together with adverse raw material pricing and higher transportation costs.

Operating expenses: the year on year decrease of $0.2 million was due to continued effective management of the cost base.

Octane Additives

Net sales: decreased by $0.9 million compared to the prior year, due to the timing and volume of orders with our one remaining refinery customer.

Gross margin: the year on year decrease of 12.5 percentage points was due to higher manufacturing costs as a result of lower production volumes to align with reduced customer demand.

Operating expenses: increased by $0.1 million due to costs related to the disposal of obsolete product.

Other Income Statement Captions

Corporate costs: the year on year increase of $0.7 million primarily related to higher share-based compensation including a new long-term incentive plan.

Restructuring charge: a charge of $4.8 million primarily relates to the planned closure of our operation in Belgium.

Other net (loss)/income: for the third quarter of 2018 and 2017, includes the following:

(in millions)	2018	2017	Change
United Kingdom pension credit	$1.5	$1.4	$0.1
German pension charge	(0.2)	(0.2)	0.0
Foreign exchange (losses)/gains on translation	(3.3)	1.3	(4.6)
Foreign currency forward contracts gains	0.8	0.5	0.3

	$(1.2)	$3.0	$(4.2)

Interest expense, net: was $1.8 million in 2018 compared to $2.1 million in 2017 driven by lower average net debt and a reduction in our borrowing margin under the terms of our financing agreements.

Income taxes: The effective tax rate was 32.2% and 22.1% in the third quarter of 2018 and 2017, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table was 29.7% in 2018 compared with 23.8% in 2017. The 5.9% increase in the adjusted effective tax reflects the negative impact in the third quarter of 2018 of a smaller proportion of profits being generated in low tax jurisdictions coupled with an increase in the profits generated in high tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended September 30
(in millions)	2018	2017
Income before income taxes	$30.4	$29.9
Adjustment for stock compensation	1.1	1.2
Indemnification asset regarding tax audit	(0.7)	0.0
Site closure provision	4.5	0.0

	$35.3	$31.1

Income taxes	$9.8	$6.6
Tax on stock compensation	0.0	0.3
Adjustment of income tax provision	(0.1)	0.5
Tax on site closure provision	0.8	0.0

	$10.5	$7.4

GAAP effective tax rate	32.2%	22.1%
Adjusted effective tax rate	29.7%	23.8%

Nine Months Ended September 30, 2018

The following table shows the change in components of operating income by reporting segment for the nine months ended September 30, 2018 and the nine months ended September 30, 2017:

	Nine Months Ended September 30
(in millions, except ratios)	2018	2017	Change
Net sales:
Fuel Specialties	$412.5	$377.8	$34.7	+9%
Performance Chemicals	357.7	309.7	48.0	+15%
Oilfield Services	292.1	224.5	67.6	+30%
Octane Additives	19.6	41.0	(21.4)	-52%

	$1,081.9	$953.0	$128.9	+14%

Gross profit:
Fuel Specialties	$141.8	$135.9	$5.9	+4%
Performance Chemicals	74.5	54.8	19.7	+36%
Oilfield Services	93.5	82.9	10.6	+13%
Octane Additives	8.5	21.2	(12.7)	-60%

	$318.3	$294.8	$23.5	+8%

Gross margin (%):
Fuel Specialties	34.4	36.0	-1.6
Performance Chemicals	20.8	17.7	+3.1
Oilfield Services	32.0	36.9	-4.9
Octane Additives	43.4	51.7	-8.3
Aggregate	29.4	30.9	-1.5

Operating expenses:
Fuel Specialties	$(61.1)	$(59.9)	$(1.2)	+2%
Performance Chemicals	(40.3)	(32.6)	(7.7)	+24%
Oilfield Services	(79.4)	(74.4)	(5.0)	+7%
Octane Additives	(2.0)	(2.0)	0.0	0%
Corporate costs	(40.1)	(35.3)	(4.8)	+14%
Restructuring charge	(4.8)	0.0	(4.8)	n/a
Loss on disposal of subsidiary	0.0	(1.0)	1.0	-100%
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	1.8	-100%

	$(227.7)	$(207.0)	$(20.7)	+10%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2018
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+18	-1	-3	-9	+4
Price and product mix	-2	-1	+4	+12	0
Exchange rates	0	+10	+1	0	+5

	+16	+8	+2	+3	+9

Volumes in the Americas were higher driven by increased demand for our technology and service. Volumes in EMEA and ASPAC were lower due to reduced customer activity. Price and product mix in the Americas and EMEA were adversely impacted by increased sales of lower margin products. Price and product mix in ASPAC benefited from increased sales of higher margin products. AvTel volumes were lower than the prior year due to variations in the timing and level of demand from customers, which was favorably offset by a positive price mix. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year decrease of 1.6 percentage points was adversely affected by the mix of product sales when compared to a strong prior year comparative.

Operating expenses: the year on year increase of $1.2 million was due to higher compensation accruals driven by the relative increase in the Innospec share price compared to the prior year, together with increased research and development expenses and increased provisions for doubtful debts; partly offset by lower accruals for agents’ commissions.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2018
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+16	+6	-2	+8
Price and product mix	+3	+1	+5	+2
Exchange rates	0	+8	+4	+6

	+19	+15	+7	+16

Increased demand for Personal Care led to significantly higher volumes in the Americas, together with a favorable price and product mix from increased sales of higher margin products. EMEA benefited from higher volumes in both Personal Care and Home Care. ASPAC volumes were lower primarily in Home Care being partly offset by increases for Personal Care. EMEA and ASPAC benefited from favorable price and product mix due to increased sales of higher margin products. EMEA and ASPAC also benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 3.1 percentage points was driven by the benefit of several improvement projects and favorable manufacturing variances due to higher volumes.

Operating expenses: the year on year increase of $7.7 million is due to additional personnel-related costs to support the business growth, including increased compensation accruals due to the relative rise in the Innospec share price compared to the prior year; together with additional amortization for our new information system platform and adverse exchange rate movements year over year.

Oilfield Services

Net sales: the year on year increase of $67.6 million was due to the continued strength of crude oil prices leading to increased customer activity, especially in stimulation and completion. Overall volumes increased by 24 percent year on year, together with a favorable price and product mix of 6 percent.

Gross margin: the year on year decrease of 4.9 percentage points, was due to the mix of customer activity, together with adverse raw material pricing and higher transportation and labor costs.

Operating expenses: the year on year increase of $5.0 million was due to $8.5 million higher selling and technical support expenses required to deliver the increase in customer demand, partly offset by a $3.5 million reduction in expenses due to lower general and administration costs and lower amortization of acquisition related intangible assets.

Octane Additives

Net sales: decreased by $21.4 million compared to the prior year, due to the expected reduction in the demand from our one remaining refinery customer.

Gross margin: the year on year decrease of 8.3 percentage points was due to higher manufacturing costs as a result of lower production volumes to align with reduced customer demand.

Operating expenses: were in line with the prior year.

Other Income Statement Captions

Corporate costs: the year on year increase of $4.8 million relates to higher compensation accruals due to the relative rise in the Innospec share price compared to the prior year including a new long-term incentive plan and higher costs for the additional corporate services required to support our enlarged group. There has also been the adverse effect of a stronger British pound sterling against the U.S. dollar for our United Kingdom cost base.

Restructuring charge: a charge of $4.8 million primarily relates to the planned closure of our operation in Belgium.

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

Other net income: for the first nine months of 2018 and 2017, includes the following:

(in millions)	2018	2017	Change
United Kingdom pension credit	$4.8	$4.0	$0.8
German pension charge	(0.5)	(0.5)	0.0
Foreign exchange (losses)/gains on translation	(3.9)	3.5	(7.4)
Foreign currency forward contracts gains/(losses)	3.9	(0.6)	4.5

	$4.3	$6.4	$(2.1)

Interest expense, net: was $5.3 million in 2018 compared to $6.3 million in 2017 driven by lower average net debt and a reduction in our borrowing margin under the terms of our financing agreements.

Income taxes: The effective tax rate was 27.9% and 24.2% in the first nine months of 2018 and 2017, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 26.6% in the first nine months of 2018 compared with 24.8% in the first nine months of 2017. The adjusted effective tax rate has been affected primarily by a larger proportion of overall taxes being incurred in high tax jurisdictions in the first nine months of 2018 when compared to the same period in the prior year. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Nine Months Ended September 30
(in millions)	2018	2017
Income before income taxes	$89.6	$87.9
Indemnification asset regarding tax audit	(1.2)	0.0
Adjustment to fair value acquisition accounting	0.0	1.7
Loss on disposal of subsidiary	0.0	1.0
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Adjustment for stock compensation	3.0	3.0
Site closure provision	4.5	0.0

	$95.9	$95.4

Income taxes	$25.0	$21.3
Tax on adjustment to fair value acquisition accounting	0.0	0.3
Tax on stock compensation	0.4	1.6
Adjustment of income tax provision	(0.7)	0.5
Tax on site closure provision	0.8	0.0

	$25.5	$23.7

GAAP effective tax rate	27.9%	24.2%
Adjusted effective tax rate	26.6%	24.8%

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that cannot extend beyond one year from the Tax Reform Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Until accounting is complete, companies may record provisional estimates. As a result of the Tax Reform Act, the Company recorded a provisional amount of $47.7 million in relation to the accounting of the transitional tax at December 31, 2017. In addition, the Company’s U.S. deferred tax assets and liabilities were re-measured using a tax rate reduced from 35% to 21% at the same date, which resulted in $7.1 million of deferred income tax benefit.

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

The Company considers the accounting of the transitional tax, GILTI provisions and other items to be incomplete due to forthcoming guidance and the Company’s on-going analysis of final data and tax positions which may impact on these calculations.

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

(in millions)	September 30, 2018	December 31, 2017
Total current assets	$659.3	$561.5
Total current liabilities	(290.5)	(261.5)

Working capital	368.8	300.0
Less cash and cash equivalents	(91.4)	(90.2)
Less prepaid income taxes	(9.8)	(2.8)
Less other current assets	0.0	(1.1)
Add back overdraft	0.5	0.0
Add back current portion of accrued income taxes	17.9	15.8
Add back current portion of long-term debt	15.8	15.8
Add back current portion of finance leases	2.0	2.7
Add back current portion of plant closure provisions	4.0	5.2

Adjusted working capital	$307.8	$245.4

In the first nine months of 2018 our working capital increased by $68.8 million, while our adjusted working capital has increased by $62.4 million. The difference is primarily due to the exclusion of income taxes from the adjusted working capital measure.

We had a $43.3 million increase in trade and other accounts receivable. Increased sales in our Oilfield Services segments have increased receivables balances together with higher indirect taxes receivable in our European businesses. Days’ sales outstanding in our Fuel Specialties segment increased from 51 days to 58 days; decreased in our Performance Chemicals segment from 68 days to 66 days; and increased from 58 days to 71 days in our Oilfield Services segment.

We had a $52.1 million increase in inventories, which is related to the expected increases in sales for the final quarter of the year across all our segments. Days’ sales in inventory in our Fuel Specialties segment increased from 100 days to 123 days; increased in our Performance Chemicals segment from 51 days to 60 days; and increased from 63 days to 75 days in our Oilfield Services segment.

Prepaid expenses decreased $4.7 million, from $13.1 million to $8.4 million due to reduced payments in advance, the normal expensing of prepaid costs and the timing of invoices received.

We had a $28.3 million increase in accounts payable and accrued liabilities driven by increases in our Oilfield Services segment in line with customer demand. Creditor days in our Fuel Specialties segment increased from 32 days to 33 days; decreased in our Performance Chemicals segment from 50 days to 48 days; and increased from 51 days to 56 days in our Oilfield Services segment.

Operating Cash Flows

We generated a cash inflow from operating activities of $35.1 million in 2018 compared to an inflow of $35.2 million in 2017. Year over year cash from operating activities has normalized following the acquisition in our Performance Chemicals segment at the end of 2016.

Cash

At September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $91.4 million and $90.2 million, respectively, of which $73.4 million and $74.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The Company is in a position to control whether or not to repatriate foreign earnings and we currently do not expect to make a repatriation in the foreseeable future.

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

Debt

At September 30, 2018, we had $126.0 million of debt outstanding under the revolving credit facility, $99.0 million of debt outstanding on our term loan and $3.8 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2018.

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

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part 1 of our 2017 Form 10-K. In management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 3, 2015 the Company announced that its board of directors has authorized a share repurchase program which targets to repurchase up to $90 million of common stock over a three year period which has now ended. During the nine months ended September 30, 2018, no shares of our common stock were repurchased by the Company under this share repurchase program.

On November 6, 2018 the Company announced that its board of directors had approved the repurchase of up to $100 million of Innospec’s common stock over the following three years.

During the quarter ended September 30, 2018 the company has not purchased any of its common stock in connection with the exercising of stock options by employees to satisfy tax withholding obligations.

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

INNOSPEC INC.
Registrant

Date: November 7, 2018	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 7, 2018	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer