Form 10-K
period 2018-12-31
INNOSPEC INC.
filed 2019-02-20
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2018) was approximately $972 million, based on the closing price of the common shares on the NASDAQ on June 30, 2018. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 12, 2019, 24,433,701 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2019 are incorporated by reference into Part III of this Form 10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies specialty chemicals for use as fuel additives, ingredients for personal care, home care, agrochemical, metal extraction and other applications and oilfield chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, fuel manufacturers and users, formulators of personal care, home care, agrochemical and metal extraction formulations, and other chemical and industrial companies throughout the world. Our Fuel Specialties business helps improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, cost-efficient and environmentally friendly. Our performance chemicals provide effective technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical and metal extraction markets. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline.

Segment Information

The Company reports its financial performance based on the four reportable segments described as follows:

•	Fuel Specialties

•	Performance Chemicals

•	Oilfield Services

•	Octane Additives

The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is expected to further decline in the next twelve months as our one remaining refinery customer transitions to unleaded fuel.

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

Performance Chemicals

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal Extraction markets.

This segment has grown through acquisitions, and the development and marketing of innovative products. The focus for our Performance Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.

Our customers in this segment include large multinational companies, manufacturers of personal care and household products and specialty chemical manufacturers operating in agrochemical, metal extraction and other industrial applications.

Oilfield Services

Our Oilfield Services segment develops and markets products to prevent loss of mud in drilling operations, chemical solutions for fracturing, stimulation and completion operations and products for oil and gas production which aid flow assurance and maintain asset integrity.

This segment has recently been growing strongly, driven by increased customer activity, as the industry recovers from the significant declines of the last two years.

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

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides.

These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene for one of our operations in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material in products representing approximately 5% of Innospec’s sales.

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

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive advantage, particularly in the Fuel Specialties, Oilfield Specialties and Performance Chemicals segments. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.

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

Fuel Specialties: Within the Fuel Specialties segment, the market is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships.

Performance Chemicals: Within the Performance Chemicals segment we operate in the Personal Care, Home Care, Agrochemical and Metal Extraction markets which are highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

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

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $33.4 million, $31.4 million and $25.4 million in 2018, 2017 and 2016, respectively.

We believe that our proven technical capabilities provide us with a significant competitive advantage. In the last five years, the Fuel Specialties segment has developed new detergents, cold flow improvers, stabilizers, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages. This proven technical capability has also been instrumental in enabling us to produce innovative products including Iselux™ and Statsafe®.

Health, Safety and Environmental Matters

We are subject to environmental laws in the countries in which we operate and conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws.

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

The European Union legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration process, the Company incurs expense to test and register its products. The Company estimates that the cost of complying with REACH will be approximately $3 million over the next three years based on the current regulatory environment. However, should the United Kingdom exit the European Union under certain terms, these costs may increase.

Employees

The Company had approximately 2000 employees in 23 countries as at December 31, 2018.

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

We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and South American regions. Our international operations are subject to numerous international business risks including, but not limited to, geopolitical and economic conditions, risk of expropriation, import and export restrictions, trade wars, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could have a material adverse impact on our results of operations, financial position and cash flows.

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

Political developments may adversely affect our business

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. Subsequently, the U.K. parliament passed the European Union (Notification of Withdrawal) Act 2017, which conferred power on the U.K. government to give notice to the European Council, under

Article 50(2) of the Treaty on European Union, of the U.K.’s intention to withdraw from the E.U.. The U.K. submitted this notice to the European Council on March 29, 2017. On November 14, 2018, the U.K. agreed the draft text of a withdrawal agreement with the E.U. and the other E.U. member states have indicated that the E.U. is not open to any renegotiation of this agreement. Though a draft withdrawal agreement has been agreed, this may not be approved by the U.K. Parliament. If this is not agreed and ratified by March 29, 2019 (or such later date as may be agreed between the U.K. and the European Council), the U.K. may be required to withdraw from the E.U. without a withdrawal agreement being in force, (commonly referred to as the “No Deal” scenario). It is currently expected that the U.K. will leave the E.U. on March 29, 2019, although this deadline could be extended if the U.K. Parliament has not approved the draft withdrawal agreement by that time, subject to agreement by all E.U. member states. If the E.U. member states refuse to agree to an extension, it is also possible that the U.K. could revoke and reserve the notice of its intention to withdraw from the E.U. in order to restart another two year period of negotiations rather than withdraw in a No Deal scenario. If the U.K. withdraws from the E.U. and the draft withdrawal agreement is ratified before March 29, 2019, then a transition period will exist until December 31 2020, during which businesses in the U.K. will trade on essentially very similar if not the same terms as before and E.U. law will continue to apply in the U.K. while the detailed legal agreement on the future relationship between the U.K. and the E.U. is being negotiated. If a future trading relationship is not agreed between the U.K. and the E.U. before the end of the transition period, or if the U.K. leaves in a No Deal scenario, then there are likely to be greater restrictions on imports and exports between the U.K. and E.U. member states and increased regulatory complexities for businesses trading goods and services between those jurisdictions. For example, during the proposed transition period, goods first lawfully put on the market in the E.U. or in the U.K. prior to the end of the transition period can circulate between the two markets before they reach the end user, but following the end of the transition period or in a No Deal scenario, they may not be able to do so without complying with additional requirements first.

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

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S. and other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to what is reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cashflows.

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

Decline in our TEL business

The remaining sales of the Octane Additives business are now concentrated on one remaining refinery customer. When this customer chooses to cease using TEL as an octane enhancer then the Company’s future operating income and cash flows from operating activities will be materially impacted. While we cannot be certain, it is possible that sales will not continue beyond 2019.

The sales of the AvTel product line are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. While we expect that at some point in the future a replacement fuel will be identified, trialed and supplied to the industry, there is no currently agreed replacement. In addition, there is no clear timescale on the legislation of a replacement product. If a suitable product is identified and the use of leaded fuel is prohibited in piston aviation the Company’s future operating income and cash flows from operating activities would be adversely impacted.

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

Approximately 46% of our common stock is held by four stockholders. A decision by any of these stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.

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

In addition, the term loan and revolving credit facility requires us to meet certain financial ratios, including ratios based on net debt to earnings before income tax, depreciation and amortization (“EBITDA”) and net interest expense to EBITDA. Net debt, net interest expense and EBITDA are non-GAAP measures of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the term loan and revolving credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the term loan and revolving credit facility, it could adversely impact our results of operations, financial position and cash flows.

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

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration

Newark, Delaware (1)	Fuel Specialties	Research & Development

Herne, Germany (1)	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Moscow, Russia (1)	Fuel Specialties	Sales/Administration

Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center

Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration

Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Rio de Janeiro, Brazil (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development

Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development

Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration

Everberg, Belgium (1)	Performance Chemicals	Sales/Administration/Research & Development

Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development

Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development

Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development

Location	Reporting Segment	Operations

Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration

Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration

Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration

Sugar Land, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

Williston, North Dakota	Oilfield Services	Sales/Warehouse

Casper, Wyoming (1)	Oilfield Services	Warehouse

Zug, Switzerland (1)	Octane Additives	Sales/Administration

(1)	Leased property

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 12, 2019 there were 875 registered holders of the common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2018.

Issuer Purchases of Equity Securities

During 2018 the Company made no repurchases of our common stock.

On November 3, 2015 the Company announced that its board of directors has authorized a share repurchase program which targets to repurchase up to $90 million of common stock over a three year period which has now ended. During the year ended December 31, 2018, no shares of our common stock were repurchased by the Company under this share repurchase program.

On November 6, 2018 the Company announced that its board of directors had approved a new share repurchase program for the repurchase of up to $100 million of Innospec’s common stock over the following three years. During the year ended December 31, 2018, no shares of our common stock were repurchased by the Company under this share repurchase program.

During the quarter ended December 31, 2018 the company has purchased its common stock in connection with the exercising of stock options by employees to satisfy tax withholding obligations. The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
November 1, 2018 through November 30, 2018	2,820	$74.57
Total	2,820	$74.57

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2013, assuming a $100 investment and the re-investment of any dividends thereafter.

Value of $100 Investment made December 31, 2013*

	2013	2014	2015	2016	2017	2018
Innospec Inc.	$100.00	$93.57	$120.35	$153.28	$159.71	$141.72
S&P 500 Index	100.00	111.39	110.58	121.13	144.65	135.63
NASDAQ Composite Index	100.00	113.40	119.89	128.89	165.29	158.87
Russell 2000 Index	$100.00	$103.53	$97.62	$116.63	$131.96	$115.89

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2018	2017	2016	2015	2014
Summary of performance:
Net sales	$1,476.9	$1,306.8	$883.4	$1,012.3	$960.9
Operating income	133.5	125.0	98.2	156.3	112.5
Income before income taxes	131.6	128.1	103.1	152.3	110.9
Income taxes	(46.6)	(66.3)	(21.8)	(32.8)	(26.8)
Net income	85.0	61.8	81.3	119.5	84.1
Net income attributable to Innospec Inc.	85.0	61.8	81.3	119.5	84.1
Net cash provided by operating activities	$104.9	$82.7	$105.5	$118.2	$106.3
Financial position at year end:
Total assets	$1,473.4	$1,410.2	$1,181.4	$1,028.6	$999.9
Long-term debt including finance leases (including current portion)	210.9	224.3	273.3	134.7	140.5
Cash, cash equivalents, and short-term investments	123.1	90.2	101.9	141.7	46.3
Total equity	$825.5	$794.3	$653.8	$605.3	$515.9
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of net sales	5.8	4.7	9.2	11.8	8.8
Effective tax rate as a percentage (1)	35.4	51.8	21.1	21.5	24.2
Current ratio (2)	2.2	2.1	2.4	2.2	1.9
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$3.48	$2.56	$3.39	$4.96	$3.45
– Diluted	$3.45	$2.52	$3.33	$4.86	$3.38
Dividend paid per share	$0.89	$0.77	$0.67	$0.61	$0.55
Shares outstanding (basic, thousands)
– At year end	24,434	24,350	24,071	24,101	24,291
– Average during year	24,401	24,148	23,998	24,107	24,391
Closing stock price
– High	$82.70	$73.25	$72.75	$58.70	$46.03
– Low	$57.78	$54.25	$42.45	$39.47	$35.55
– At year end	$61.76	$70.60	$68.50	$54.31	$42.70

(1)

The effective tax rate is calculated as income taxes as a percentage of income before income taxes. Income taxes are impacted in 2017 by the provisional estimates recorded in respect of the Tax Act, and in 2018 by the finalization and recording of additional taxes due as a consequence of the Tax Act.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018

Net sales	$360.7	$358.1	$363.1	$395.0
Gross profit	104.5	102.8	111.0	116.7
Operating income	28.9	28.3	33.4	42.9
Net income (1)	22.2	21.8	20.6	20.4
Net cash (used in)/provided by operating activities	$(2.0)	$0.3	$35.1	$71.5
Per common share:
Earnings – basic	$0.91	$0.89	$0.84	$0.84
– diluted	$0.90	$0.89	$0.84	$0.83
2017

Net sales	$294.3	$326.3	$332.4	$353.8
Gross profit	90.9	105.1	98.8	108.5
Operating income	25.3	33.5	29.0	37.2
Net income/(loss) (2)	17.2	26.1	23.3	(4.8)
Net cash (used in)/provided by operating activities	$(19.9)	$(10.9)	$35.2	$78.3
Per common share:
Earnings – basic	$0.71	$1.08	$0.97	$(0.20)
– diluted	$0.70	$1.06	$0.95	$(0.20)

NOTES

(1)	Net income includes the following special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2018:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018

US Tax Cuts and Jobs Act 2017	$0.0	$0.0	$0.0	$12.3
Restructuring charge	0.0	0.0	4.8	2.3
Amortization of acquired intangible assets	4.6	4.8	4.7	4.7
Adjustment of unrecognized tax benefits	0.0	0.0	(0.6)	1.1
Foreign currency exchange (gains)/losses	(1.0)	(1.6)	2.5	0.7
Acquisition related costs	$0.0	$0.0	$0.0	$0.7

(2)	Net income includes the following special items, before tax except for the adjustment of unrecognized tax benefits, during the year ended December 31, 2017

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017

US Tax Cuts and Jobs Act 2017	$0.0	$0.0	$0.0	$40.6
Amortization of acquired intangible assets	5.1	5.0	5.0	5.5
Adjustment of unrecognized tax benefits	0.0	0.0	(0.5)	0.0
Loss/(gain) on disposal of subsidiary	0.0	1.0	0.0	(0.1)
Foreign currency exchange losses/(gains)	1.0	(2.1)	(1.8)	(3.7)
Foreign exchange loss on liquidation of subsidiary	1.8	0.0	0.0	0.0
Fair value acquisition accounting	$1.7	$0.0	$0.0	$0.0

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.

EXECUTIVE OVERVIEW

In 2018, the strategy to focus on the organic growth of our portfolio and build on the integration of our major acquisition delivered in line with our expectations. Sales revenue grew in all strategic business units. New product development and customer adoption of a strong product portfolio helped to drive this revenue growth in both Fuel Specialties and Performance Chemicals.

In Oilfield Services, the business grew as it acquired more customers and improved profitability, reflecting the strength of the market, augmented by the acquisition of BioSuite LLC in May 2018.

Octane Additives continued to supply the one remaining customer in motor gasoline, albeit at reduced levels, consistent with the customer’s transition to unleaded fuel.

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

Remediation provisions at December 31, 2018 amounted to $49.5 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. The Company views the costs of vacating our Ellesmere Port site as contingent upon if and when it vacates the site because there is no present intention to do so.

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

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained, based on technical merits of the position, when challenged by the taxing authorities. To the extent that we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavourable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain tax positions as income taxes. For additional information regarding uncertain income tax positions, see Note 10 of the Notes to the Consolidated Financial Statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 per cent to 21 per cent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) creating a new limitation on deductible interest expense; and (6) changing rules related to uses and limitations of NOL carry forwards created in tax years beginning after December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that was not to extend beyond one year from the Tax Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. As a result of the Tax Act, we recorded provisional amounts in relation to the accounting of the transition tax in 2017. At December 31, 2018, we consider the accounting of the transition tax and other items as further disclosed in Note 10 to now be complete.

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

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $21 million while the net pension credit for 2019 would change by approximately $0.5 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $14 million and the net pension credit for 2019 would change by approximately $0.6 million.

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

At December 31, 2018 we had $364.9 million of goodwill relating to our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments.

While we believe our assumptions for impairment assessments are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)

As at December 31, 2018 we had $196.4 million of property, plant and equipment and $136.3 million of other intangible assets (net of depreciation and amortization, respectively), that are discussed in Notes 6 and 8 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

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

RESULTS OF OPERATIONS

The following table provides operating income by reporting segment:

(in millions)	2018	2017	2016
Net sales:
Fuel Specialties	$574.5	$523.8	$509.6
Performance Chemicals	468.1	419.5	138.7
Oilfield Services	400.6	304.4	191.7
Octane Additives	33.7	59.1	43.4

	$1,476.9	$1,306.8	$883.4

Gross profit:
Fuel Specialties	$195.0	$188.2	$186.4
Performance Chemicals	97.5	75.8	43.4
Oilfield Services	130.4	109.3	76.4
Octane Additives	12.1	30.0	26.1

	$435.0	$403.3	$332.3

Operating income:
Fuel Specialties	$116.3	$107.7	$111.1
Performance Chemicals	44.7	32.6	16.0
Oilfield Services	22.1	9.5	(4.7)
Octane Additives	9.9	26.7	22.7
Corporate costs	(52.4)	(48.8)	(54.9)
Restructuring charge	(7.1)	0.0	0.0
Adjustment to fair value of contingent consideration	0.0	0.0	9.4
Loss on disposal of subsidiary	0.0	(0.9)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	0.0

Total operating income	$133.5	$125.0	$98.2

Others included in net income:
Other income, net	$5.0	$11.3	$8.1
Interest expense, net	(6.9)	(8.2)	(3.2)

Income before income taxes	131.6	128.1	103.1
Income taxes	(46.6)	(66.3)	(21.8)

Net income	$85.0	$61.8	$81.3

Results of Operations – Fiscal 2018 compared to Fiscal 2017:

(in millions, except ratios)	2018	2017	Change
Net sales:
Fuel Specialties	$574.5	$523.8	$50.7	+10%
Performance Chemicals	468.1	419.5	48.6	+12%
Oilfield Services	400.6	304.4	96.2	+32%
Octane Additives	33.7	59.1	(25.4)	-43%

	$1,476.9	$1,306.8	$170.1	+13%

Gross profit:
Fuel Specialties	$195.0	$188.2	$6.8	+4%
Performance Chemicals	97.5	75.8	21.7	+29%
Oilfield Services	130.4	109.3	21.1	+19%
Octane Additives	12.1	30.0	(17.9)	-60%

	$435.0	$403.3	$31.7	+8%

Gross margin (%):
Fuel Specialties	33.9	35.9	-2.0
Performance Chemicals	20.8	18.1	+2.7
Oilfield Services	32.6	35.9	-3.3
Octane Additives	35.9	50.8	-14.9
Aggregate	29.5	30.9	-1.4

Operating expenses:
Fuel Specialties	$(78.7)	$(80.5)	$1.8	-2%
Performance Chemicals	(52.8)	(43.2)	(9.6)	+22%
Oilfield Services	(108.3)	(99.8)	(8.5)	+9%
Octane Additives	(2.2)	(3.3)	1.1	-33%
Corporate costs	(52.4)	(48.8)	(3.6)	+7%
Restructuring charge	(7.1)	0.0	(7.1)	n/a
Loss on disposal of subsidiary	0.0	(0.9)	0.9	+100%
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	1.8	+100%

	$(301.5)	$(278.3)	$(23.2)	-8.3%

We have recast certain prior period amounts to confirm to new accounting standards.

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+15	+3	+1	+1	+7
Price and product mix	+1	0	0	0	0
Exchange rates	0	+6	+1	0	+3

	+16	+9	+2	+1	+10

Volumes in all our regions were higher, driven by increased demand for our products and technology. Price and product mix in the Americas benefited from increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the timing and level of demand from customers. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year decrease of 2.0 percentage points was adversely affected by the mix of product sales when compared to a strong prior year comparative.

Operating expenses: the year on year decrease of $1.8 million was driven by a reduction in the provisions for doubtful debts and lower accruals for agents’ commissions, partly offset by increased other expenses to support the business growth.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+14	+4	+9	+7
Price and product mix	+4	0	-1	+1
Exchange rates	0	+5	+2	+4

	+18	+9	+10	+12

Increased demand for our Personal Care products led to significantly higher volumes in the Americas, together with a favorable price and product mix from increased sales of higher margin products. EMEA benefited from higher volumes in both Personal Care and Home Care, while ASPAC volumes were higher due to increased demand for Personal Care being partly offset by lower demand for Home Care. ASPAC was impacted by adverse price and product mix due to lower sales of higher margin products. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 2.7 percentage points was driven by the benefit of several improvement projects and favorable manufacturing variances due to higher production volumes.

Operating expenses: the year on year increase of $9.6 million is due to additional personnel-related expenses to support the business growth, including increased performance-related compensation accruals, together with additional amortization for our new information system platform and the adverse impact of exchange rate movements year over year.

Oilfield Services

Net sales: the year on year increase of $96.2 million was due to increased customer activity in stimulation and completion, following the rise in crude oil prices in the first nine months of the year. Overall volumes increased by 26 percent year on year, together with a favorable price and product mix of 6 percent.

Gross margin: the year on year decrease of 3.3 percentage points, was due to the mix of sales to customers, adverse raw material pricing and higher transportation and labor costs.

Operating expenses: the year on year increase of $8.5 million was due to higher selling and technical support expenses required to deliver the increase in customer demand partly offset by a reduction in other expenses. The reduction in other expenses is driven by lower general and administration costs due to effective cost control, together with lower amortization of acquisition related intangible assets as some of the acquired assets have become fully amortized.

Octane Additives

Net sales: decreased by $25.4 million compared to the prior year, due to the expected reduction in the demand from our one remaining refinery customer.

Gross margin: the year on year decrease of 14.9 percentage points was due to higher manufacturing costs as a result of lower production volumes to align with reduced customer demand.

Operating expenses: the year on year decrease of $1.1 million was driven by the release of historic provisions which are no longer required, either due to the settlement of disputed liabilities or to the passing of the relevant time limit under statute of limitations.

Other Income Statement Captions

Corporate costs: the year on year increase of $3.6 million relates to higher personnel-related compensation accruals including a new long-term incentive plan and higher costs for the additional corporate services required to support our enlarged group following our growth through acquisitions in recent years. There has also been the adverse effect of a stronger British pound sterling against the U.S. dollar for our United Kingdom cost base.

Restructuring charge: a charge of $7.1 million primarily relates to the closure costs including redundancies and onerous leases for our operation in Belgium.

Loss on disposal of subsidiary: there was a loss in the prior year of $0.9 million for an indemnity claim in relation to residual testing in the Aroma Chemicals business which was sold in 2015.

Foreign exchange loss on liquidation of subsidiary: the $1.8 million loss in the prior year related to the reclassification of historic foreign exchange translations of net assets from accumulated other comprehensive losses, for our captive insurance company which was liquidated. There has been no corresponding charge in the current year.

Other net income/(expense): for 2018 and 2017, includes the following:

(in millions)	2018	2017	Change
United Kingdom pension credit	$6.3	$5.3	$1.0
German pension charge	(0.6)	(0.6)	0.0
Foreign exchange (losses)/gains on translation	(5.9)	7.5	(13.4)
Foreign currency forward contracts gains/(losses)	5.2	(0.9)	6.1

	$5.0	$11.3	$(6.3)

Interest expense, net: was $6.9 million in 2018 compared to $8.2 million in 2017 driven by lower average net debt as the business generated cash inflows.

Income taxes: The effective tax rate was 35.4% and 51.8% in 2018 and 2017, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.7% in 2018 compared with 20.2% in 2017. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2018	2017
Income before income taxes	$131.6	$128.1
Adjustment to acquisition accounting for inventory fair valuation	0.0	1.7
Loss on disposal of subsidiary	0.0	0.9
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Adjustment for stock compensation	4.8	4.0
Indemnification asset regarding tax audit	(1.2)	0.0
Site closure provision	6.8	0.0

	$142.0	$136.5

Income taxes	$46.6	$66.3
Adjustment of income tax provisions	(1.8)	0.5
Tax on stock compensation	0.2	3.1
Tax on adjustment to fair value accounting	0.0	0.3
Tax Cuts & Jobs Act 2017 impact	(12.3)	(40.6)
Tax on site closure provision	1.9	0.0
Deduct other discrete items	(0.9)	(2.0)

	$33.7	$27.6

GAAP effective tax rate	35.4%	51.8%

Adjusted effective tax rate	23.7%	20.2%

The most significant factor impacting our effective tax rate in 2018 and 2017 is the recognized implications of the Tax Act.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, being the Tax Act. On the same date, SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Our accounting for the impact of the Tax Act under SAB 118 is now complete.

The deemed repatriation transition tax (“Transition Tax”) is a tax on certain previously untaxed accumulated earnings and profits (“E&P”) of the Company’s non-U.S. subsidiaries. At December 31, 2017, we were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $47.7 million. On the basis of revised E&P computations that were completed during the reporting period, we adjusted our Transition Tax estimate to $61.1 million. Net of related consequential impacts recorded in our 2017 U.S. federal income tax return, we have recorded an additional $12.3 million income tax expense in the fourth quarter. Our accounting in relation to the Transition Tax is now complete.

Further details regarding accounting for the Tax Act and the Transition Tax are given in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2017 compared to Fiscal 2016:

(in millions, except ratios)	2017	2016	Change
Net sales:
Fuel Specialties	$523.8	$509.6	$14.2	+3%
Performance Chemicals	419.5	138.7	280.8	n/a
Oilfield Services	304.4	191.7	112.7	+59%
Octane Additives	59.1	43.4	15.7	+36%

	$1,306.8	$883.4	$423.4	+48%

Gross profit:
Fuel Specialties	$188.2	$186.4	$1.8	+1%
Performance Chemicals	75.8	43.4	32.4	+75%
Oilfield Services	109.3	76.4	32.9	+43%
Octane Additives	30.0	26.1	3.9	+15%

	$403.3	$332.3	$71.0	+21%

Gross margin (%):
Fuel Specialties	35.9	36.6	-0.7
Performance Chemicals	18.1	31.3	-13.2
Oilfield Services	35.9	39.9	-4.0
Octane Additives	50.8	60.1	-9.3
Aggregate	30.9	37.6	-6.7

Operating expenses:
Fuel Specialties	$(80.5)	$(75.3)	$(5.2)	+7%
Performance Chemicals	(43.2)	(27.4)	(15.8)	+58%
Oilfield Services	(99.8)	(81.1)	(18.7)	+23%
Octane Additives	(3.3)	(3.4)	0.1	-3%
Corporate costs	(48.8)	(54.9)	6.1	-11%
Adjustment to fair value of contingent consideration	0.0	9.4	(9.4)	-100%
Loss on disposal of subsidiary	(0.9)	(1.4)	0.5	+36%
Foreign exchange loss on disposal of subsidiary	(1.8)	0.0	(1.8)	n/a

	$(278.3)	$(234.1)	$(44.2)	+19%

We have recast certain prior period amounts to confirm to new accounting standards.

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+11	-10	-1	-16	-3
Price and product mix	-6	+11	+6	+7	+5
Exchange rates	0	+2	0	0	+1

	+5	+3	+5	-9	+3

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

Operating expenses: the year on year increase of $5.2 million was driven by $3.3 million higher selling and administrative expenses and $1.9 million higher research and development expenses. Higher performance based personnel-related compensation has increased expenses year on year.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Aroma Chemicals	Total
Volume	+16	+5	+11	0	+13
Disposals	0	0	0	+195	+195
Price and product mix	-8	+4	-7	0	-6
Exchange rates	0	0	-1	0	0

	+8	+9	+3	+195	+202

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

Other Income Statement Captions

Corporate costs: the year on year decrease of $6.1 million related to $4.4 million non-recurring acquisition-related costs in the prior year for our Huntsman business, partly offset by $1.9 million of integration related costs in the current year; together with lower performance based personnel-related compensation and the benefit of the weaker British pound sterling against the U.S. dollar for our Ellesmere Port cost base over the year.

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

Other net income/(expense): for 2017 and 2016, includes the following:

(in millions)	2017	2016	Change
United Kingdom pension credit	$5.3	$7.6	$(2.3)
German pension charge	(0.6)	(0.4)	(0.2)
Foreign exchange gains/(losses) on translation	7.5	(3.5)	11.0
Foreign currency forward contracts (losses)/gains	(0.9)	4.4	(5.3)

	$11.3	$8.1	$3.2

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

The most significant factor impacting our effective rate is the recognized implications of the Tax Act. As a result of the Act, we accrued a provisional estimate of the mandatory transition tax on our accumulated earnings as of December 31, 2017, resulting in an increase to income tax expense of $47.7 million. In addition, our U.S. deferred tax assets and liabilities were re-measured from 35% to 21% at the same date, which resulted in $7.1 million of deferred income tax benefit.

In addition to the factors mentioned above, the mix of taxable profits in the different geographical jurisdictions in which the Group operates continues to have a significant positive impact on the effective tax rate.

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

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. The Tax Act will substantially change the U.S. taxation of income earned overseas in 2018 and future years. In 2017, income earned overseas and taxable under U.S. regulations includes Subpart F income, principally from foreign based company sales in the United Kingdom, and the associated Section 78 tax gross up, and also from the income earned by certain overseas subsidiaries taxable under the U.S. tax regime. In 2017, Subpart F income and the associated Section 78 gross up resulted in U.S. taxation of $7.1 million (2016 – $5.7 million). Certain overseas subsidiaries taxable under the U.S. tax regime generated taxable income of $2.4 million (2016 – $0.2 million loss).

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

(in millions)	2018	2017
Total current assets	$663.9	$561.5
Total current liabilities	(296.6)	(261.5)

Working capital	367.3	300.0
Less cash and cash equivalents	(123.1)	(90.2)
Less prepaid income taxes	(1.5)	(2.8)
Less other current assets	0.0	(1.1)
Add back current portion of accrued income taxes	8.6	15.8
Add back current portion of long-term debt	21.4	15.8
Add back current portion of finance leases	1.8	2.7
Add back current portion of plant closure provisions	5.9	5.2

Adjusted working capital	$280.4	$245.4

In 2018 our working capital increased by $67.3 million, while our adjusted working capital has increased by $35.0 million. The difference is primarily due to the exclusion of cash and cash equivalents from the adjusted working capital measure.

We had a $35.2 million increase in trade and other accounts receivable. Increased sales in all our segments have increased receivables balances together with higher indirect taxes receivable in our European businesses. Days’ sales outstanding in our Fuel Specialties segment increased from 51 days to 52 days; decreased in our Performance Chemicals segment from 68 days to 65 days; and decreased from 58 days to 56 days in our Oilfield Services segment.

We had a $38.2 million increase in inventories, which is primarily related to higher inventory in our Oilfield Services businesses to support the strong sales growth. Days’ sales in inventory in our Fuel Specialties segment decreased from 100 days to 90 days; increased in our Performance Chemicals segment from 51 days to 59 days; and increased from 63 days to 82 days in our Oilfield Services segment.

Prepaid expenses decreased $1.5 million, from $13.1 million to $11.6 million due to reduced payments in advance and the timing of invoices received.

We had a $36.9 million increase in accounts payable and accrued liabilities driven by increases in our Fuel Specialties and Oilfield Services segments in line with customer demand. Creditor days in our Fuel Specialties segment decreased from 32 days to 29 days; decreased in our Performance Chemicals segment from 50 days to 49 days; and decreased from 51 days to 48 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $104.9 million in 2018 compared to $82.7 million in 2017. Year over year cash from operating activities has benefitted from the effective control of working capital in all our businesses.

Cash

At December 31, 2018 and 2017, we had cash and cash equivalents of $123.1 million and $90.2 million, respectively, of which $101.4 million and $74.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom. The increase in cash and cash equivalents in 2018, has been driven by our strong operating cash flows and the effective control of working capital.

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

The Amended Credit Agreement retains the $200.0 million revolving credit facility available to the Company and adds a term loan facility of $110.0 million. The termination date of the revolving facility remains November 6, 2020. Repayments for the term loan of $11.0 million and $16.5 million were made on December 29, 2017 and December 28, 2018, respectively. A further installment of $22.0 million is due on December 28, 2019, with the outstanding balance due on November 6, 2020.

The term loan and credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.0:1 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2018 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

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

At December 31, 2018, we had $126.0 million of debt outstanding under the revolving credit facility, $82.5 million of debt outstanding on our term loan and $3.3 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.

At December 31, 2018, our maturity profile of long-term debt and finance leases is set out below (net of deferred finance costs capitalized of $0.9 million):

(in millions)
2019	$23.2
2020	187.2
2021	0.4
2022	0.1

Total debt	210.9
Current portion of long-term debt and finance leases	(23.2)

Long-term debt and finance leases, net of current portion	$187.7

The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the interest rate swaps.

Outlook

2018 was a very positive year for Innospec, which we believe has laid the foundations for future growth. We have met our expectations and generated strong cash flow, further strengthening our balance sheet.

The continued development of new products and technologies for all of our strategic business units has helped grow sales in 2018, but also generated good momentum for what we expect to be further increases in revenue in 2019 and further into the future.

We will maintain our strategic focus, concentrating on our key competencies of technology and customer service. This will require continued investment in new product development.

Market conditions will continue to be challenging in all our strategic businesses, and there will be specific challenges in Oilfield Services if commodity prices soften further. However, we feel confident that we are well placed to continue to deliver profitable growth in our chosen markets.

We anticipate a decline and possible conclusion of revenues from our Octane Additives segment. Although we cannot be definitive, it is possible that sales in this segment will not continue beyond the first half of 2019.

Contractual Commitments

The following represents contractual commitments at December 31, 2018 and the effect of those obligations on future cash flows:

(in millions)	Total	2019	2020-21	2022-23	Thereafter
Operating activities
Planned funding of pension obligations	$5.0	$1.0	$2.0	$2.0	$0.0
Remediation payments	49.5	5.9	9.9	6.2	27.5
Operating lease commitments	23.0	6.5	7.7	4.4	4.4
Raw material purchase obligations	17.2	8.0	6.6	2.6	0.0
Interest payments on debt	12.3	6.9	5.4	0.0	0.0

Investing activities
Capital commitments	6.0	6.0	0.0	0.0	0.0

Financing activities
Long-term debt obligations	207.6	21.4	186.2	0.0	0.0
Finance leases	3.3	1.8	1.4	0.1	0.0

Total	$323.9	$57.5	$219.2	$15.3	$31.9

Operating activities

The amounts related to pension obligations refer to the likely levels of funding of our United Kingdom defined benefit pension plan (the “Plan”). The Plan is closed to future service accrual, but has a large number of deferred and current pensioners. The Company expects its annual cash contribution to be $1.0 million in 2019, $2.0 million in 2020-21 and $2.0 million in 2022-23. It is not considered meaningful to predict amounts beyond 2023 since there are too many uncertainties including future returns on assets, pension increases and inflation which are evaluated when the plan undertakes an actuarial valuation every three years.

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

The Amended Credit Agreement retains the $200.0 million revolving credit facility available to the Company and added a term loan facility of $110.0 million. The termination date of the revolving facility remains November 6, 2020. Repayments for the term loan of $11.0 million and $16.5 million were made on December 29, 2017 and December 28, 2018, respectively. A further installment of $22.0 million is due on December 28, 2019, with the outstanding balance due on November 6, 2020.

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

We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $49.5 million at December 31, 2018. Remediation expenditure utilizing these provisions was $3.1 million, $2.4 million and $2.7 million in the years 2018, 2017 and 2016, respectively.

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

Interest Rate Risk

From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2018 the Company had cash and cash equivalents of $123.1 million, and long-term debt and finance leases of $210.9 million (including current portion). Long-term debt comprises a $200.0 million revolving credit facility available to the Company and a remaining term loan facility of $82.5 million. The credit facilities carry an interest rate based on U.S. dollar LIBOR plus a margin of between 1.20% and 2.45% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility.

At December 31, 2018, $126.0 million was drawn under the revolving credit facility and the term loan facility of $82.5 million was drawn. Repayments for the term loan of $11.0 million and $16.5 million were made on December 29, 2017 and December 28, 2018, respectively. A further installment of $22.0 million is due on December 28, 2019, with the outstanding balance due on November 6, 2020.

The Company has taken out interest rate swaps to hedge interest rate risk on core debt. As at December 31, 2018, interest rate swaps with a notional value of $132.5 million were in place.

Fixed interest rates payable under the interest rate swaps vary from 1.42% to 1.67%. Interest rate swaps in place to hedge interest rate risk on the term loan have an amortizing profile matching the amortization of the term loan.

The Company has $210.9 million long-term debt and finance leases (including the current portion) which is partly offset by $123.1 million cash and cash equivalents. The interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances and after deducting interest rate hedging. On a gross basis, assuming no additional interest on the cash balances and after deducting interest rate hedging, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.8 million before tax. On a net basis, assuming additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year period would impact net income and cash flows by approximately $0.5 million before tax.

The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes. As at December 31, 2018, Innospec has interest rate swaps which mitigate a proportion of the risk identified above.

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

The trading of our Fuel Specialties, Performance Chemicals and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.3 million for a one-year period excluding the impact of any foreign currency forward exchange contracts. Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

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

To the Stockholders and Board of Directors

Innospec, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Innospec, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows, and equity for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

KPMG LLP

We have served as the Company’s auditor since 2011.

Manchester, United Kingdom

February 20, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Innospec, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Innospec, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows and equity for each of the years in the two year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

KPMG Audit Plc

We have served as the Company’s auditor since 2011.

Manchester, United Kingdom

February 15, 2018

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31
	2018	2017	2016
Net sales	$1,476.9	$1,306.8	$883.4
Cost of goods sold	(1,041.9)	(903.5)	(551.1)

Gross profit	435.0	403.3	332.3

Operating expenses:
Selling, general and administrative	(261.0)	(244.2)	(216.7)
Research and development	(33.4)	(31.4)	(25.4)
Restructuring charge	(7.1)	0.0	0.0
Adjustment to fair value of contingent consideration	0.0	0.0	9.4
Loss on disposal of subsidiary	0.0	(0.9)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	0.0

Total operating expenses	(301.5)	(278.3)	(234.1)

Operating income	133.5	125.0	98.2
Other income, net	5.0	11.3	8.1
Interest expense, net	(6.9)	(8.2)	(3.2)

Income before income tax expense	131.6	128.1	103.1
Income tax expense	(46.6)	(66.3)	(21.8)

Net income	$85.0	$61.8	$81.3

Earnings per share:
Basic	$3.48	$2.56	$3.39

Diluted	$3.45	$2.52	$3.33

Weighted average shares outstanding (in thousands):
Basic	24,401	24,148	23,998

Diluted	24,603	24,486	24,442

Dividend declared per common share	$0.89	$0.77	$0.67

We have recast certain prior period amounts to conform to new accounting standards,

as disclosed in Note 19 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2018	2017	2016
Net income	$85.0	$61.8	$81.3
Changes in cumulative translation adjustment, net of tax of $2.7 million, $(3.3) million and $1.5 million, respectively	(22.6)	44.0	(20.5)
Unrealized gains on derivative instruments, net of tax of $(0.1) million, $(0.2) million and $(0.1) million, respectively	0.3	0.9	0.3
Amortization of prior service credit, net of tax of $0.2 million, $0.2 million and $0.2 million, respectively	(0.9)	(0.8)	(0.9)
Amortization of actuarial net losses, net of tax of $(0.3) million, $(0.9) million and $(0.5) million, respectively	1.7	4.1	2.1
Actuarial net (losses)/gains arising during the year, net of tax of $3.3 million, $(8.8) million and $(0.8) million, respectively	(15.7)	39.5	3.7

Total comprehensive income	$47.8	$149.5	$66.0

CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS (in millions)
Accumulated other comprehensive loss for the years ended December 31	2018	2017	2016
Cumulative translation adjustment, net of tax	$(59.1)	$(36.5)	$(80.5)
Unrealized gains on derivative instruments, net of tax of $(0.4) million, $(0.3) million and $(0.1) million, respectively	1.5	1.2	0.3
Unrecognized actuarial net losses, net of tax of $13.0 million, $9.9 million and $19.4 million, respectively	(18.1)	(3.2)	(46.0)

Accumulated other comprehensive loss	$(75.7)	$(38.5)	$(126.2)

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$123.1	$90.2
Trade and other accounts receivable (less allowances of $2.9 million and $4.1 million, respectively)	279.7	244.5
Inventories (less allowances of $13.6 million and $12.6 million, respectively):
Finished goods	180.2	145.9
Raw materials	67.8	63.9

Total inventories	248.0	209.8
Prepaid expenses	11.6	13.1
Prepaid income taxes	1.5	2.8
Other current assets	0.0	1.1

Total current assets	663.9	561.5
Net property, plant and equipment	196.4	196.0
Goodwill	364.9	361.8
Other intangible assets	136.3	163.3
Deferred tax assets	8.8	6.5
Pension asset	95.9	116.0
Other non-current assets	7.2	5.1

Total assets	$1,473.4	$1,410.2

Liabilities and Equity

Current liabilities:
Accounts payable	$126.8	$117.9
Accrued liabilities	132.1	104.1
Current portion of long-term debt	21.4	15.8
Current portion of finance leases	1.8	2.7
Current portion of plant closure provisions	5.9	5.2
Current portion of accrued income taxes	8.6	15.8

Total current liabilities	296.6	261.5
Long-term debt, net of current portion	186.2	202.6
Finance leases, net of current portion	1.5	3.2
Plant closure provisions, net of current portion	43.6	40.9
Accrued income taxes, net of current portion	40.0	41.7
Unrecognized tax benefits, net of current portion	14.0	2.5
Deferred tax liabilities	48.2	45.0
Pension liabilities and post-employment benefits	15.7	16.5
Other non-current liabilities	2.1	2.0

Equity:

Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	324.9	320.4
Treasury stock (5,120,799 and 5,204,181 shares at cost, respectively)	(92.8)	(93.3)
Retained earnings	668.3	605.0
Accumulated other comprehensive loss	(75.7)	(38.5)

Total Innospec stockholders’ equity	825.0	793.9
Non-controlling interest	0.5	0.4

Total equity	825.5	794.3

Total liabilities and equity	$1,473.4	$1,410.2

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$85.0	$61.8	$81.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.6	50.4	38.1
Adjustment to fair value of contingent consideration	0.0	0.0	(9.4)
Loss on disposal of subsidiary	0.0	0.9	1.4
Foreign exchange loss on liquidation of subsidiary	0.0	1.8	0.0
Deferred tax expense/(benefit)	5.5	(6.7)	0.9
Cash contributions to defined benefit pension plans	(1.0)	(1.0)	(1.1)
Non-cash income of defined benefit pension plans	(4.3)	(3.6)	(6.2)
Stock option compensation	4.9	4.1	3.3
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(40.1)	(83.2)	(6.0)
Inventories	(42.2)	(30.8)	7.7
Prepaid expenses	0.5	(6.8)	0.5
Accounts payable and accrued liabilities	38.4	48.6	(3.4)
Accrued income taxes	(6.1)	47.5	(2.0)
Plant closure provisions	3.6	3.8	1.9
Unrecognized tax benefits	11.5	(0.5)	(1.6)
Other assets and liabilities	(0.4)	(3.6)	0.1

Net cash provided by operating activities	104.9	82.7	105.5

Cash Flows from Investing Activities
Capital expenditures	(28.9)	(23.3)	(16.5)
Business combinations, net of cash acquired	(5.4)	2.6	(197.4)
Acquisition of intangible asset	0.0	(4.2)	0.0
Internally developed software	(1.2)	(4.7)	0.0
Sale of short-term investments	0.0	0.0	4.8

Net cash used in investing activities	(35.5)	(29.6)	(209.1)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	10.0	10.0	48.0
Repayments of revolving credit facility	(5.0)	(50.0)	(20.0)
(Payment)/receipt of term loans	(16.5)	(11.0)	110.0
Repayment of finance leases and term loans	(2.7)	(2.5)	(1.1)
Refinancing costs	0.0	0.0	(1.2)
Payment for acquisition-related contingent consideration	0.0	0.0	(44.0)
Dividend paid	(21.7)	(18.6)	(15.9)
Issue of treasury stock	1.1	6.8	2.1
Repurchase of common stock	(1.4)	(1.1)	(8.4)

Net cash (used in)/provided by financing activities	(36.2)	(66.4)	69.5
Effect of foreign currency exchange rate changes on cash	(0.3)	1.6	(0.9)

Net change in cash and cash equivalents	32.9	(11.7)	(35.0)
Cash and cash equivalents at beginning of year	90.2	101.9	136.9

Cash and cash equivalents at end of year	$123.1	$90.2	$101.9

Amortization of deferred finance costs of $0.7 million (2017 – $0.6 million, 2016 – $0.4 million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2015	$0.3	$311.0	$(91.8)	$496.4	$(110.9)	$0.3	$605.3
Net income				81.3			81.3
Dividend paid ($0.67 per share)				(15.9)			(15.9)
Changes in cumulative translation adjustment, net of tax					(20.5)		(20.5)
Unrealized gains on derivative instruments, net of tax					0.3		0.3
Treasury stock re-issued		(0.2)	2.7				2.5
Treasury stock repurchased			(8.4)				(8.4)
Excess tax benefit from stock-based payment arrangements		1.0					1.0
Stock option compensation		3.3					3.3
Amortization of prior service credit, net of tax					(0.9)		(0.9)
Amortization of actuarial net losses, net of tax					2.1		2.1
Actuarial net gains arising during the year, net of tax					3.7		3.7

Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8
Net income				61.8			61.8
Dividend paid ($0.77 per share)				(18.6)			(18.6)
Changes in cumulative translation adjustment, net of tax					44.0		44.0
Non-controlling interest						0.1	0.1
Unrealized gains on derivative instruments, net of tax					0.9		0.9
Treasury stock re-issued		1.1	5.3				6.4
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		4.2					4.2
Amortization of prior service credit, net of tax					(0.8)		(0.8)
Amortization of actuarial net losses, net of tax					4.1		4.1
Actuarial net gains arising during the year, net of tax					39.5		39.5

Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				85.0			85.0
Dividend paid ($0.89 per share)				(21.7)			(21.7)
Changes in cumulative translation adjustment, net of tax					(22.6)		(22.6)
Non-controlling interest						0.1	0.1
Unrealized gains on derivative instruments, net of tax					0.3		0.3
Treasury stock re-issued		(0.4)	1.9				1.5
Treasury stock repurchased			(1.4)				(1.4)
Stock option compensation		4.9					4.9
Amortization of prior service credit, net of tax					(0.9)		(0.9)
Amortization of actuarial net losses, net of tax					1.7		1.7
Actuarial net gains arising during the year, net of tax					(15.7)		(15.7)

Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care and home care companies, formulators of agrochemical and metal extraction preparations and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally-friendly. Our Performance Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical and metal extraction markets. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline and provides services in respect of environmental remediation. Our principal reportable segments are Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred finance costs: The costs relating to debt financing are capitalized, offset against long-term debt in the consolidated balance sheets and amortized using the effective interest method over the expected life of the debt financing facility. The amortization charge is included in interest expense in the income statement. See Note 11 of the Notes to the Consolidated Financial Statements.

Impairment of long-lived assets: The Company reviews the carrying value of its long-lived assets, including buildings and equipment, whenever changes in circumstances suggest that the carrying values may be impaired. In order to facilitate this test the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the asset groups and if they are lower an impairment loss may be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the asset groups. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital.

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

Revenue recognition: On January 1, 2018 we adopted Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The impact of adopting ASC 606 did not result in a change to income, and therefore we are not reflecting a cumulative effect to the opening balance of retained earnings due to the adoption of ASC 606. The comparative periods have not been adjusted and continue to be reported under the accounting standards in effect for those periods.

Our revenues are primarily derived from the manufacture and sale of specialty chemicals. We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand product availability. In some cases, the inventory resides at a customer site, although title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time revenue is recognized. Our contracts generally include one performance obligation, which is providing

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specialty chemicals. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.

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

Income taxes: The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities. Then the Company evaluates the need for a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes the tax benefit from a tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has greater than 50 percent likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Segment Reporting and Geographical Area Data

The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment is expected to further decline in the next twelve months as our one remaining refinery customer transitions to unleaded fuel.

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemicals products used as additives to a wide range of fuels.

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal Extraction markets.

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2018	2017	2016
Net Sales:
Refinery and Performance	$432.1	$397.0	$388.9
Other	142.4	126.8	120.7

Fuel Specialties	574.5	523.8	509.6

Personal Care	241.4	206.5	126.8
Home Care	109.1	103.4	2.0
Other	117.6	109.6	9.9

Performance Chemicals	468.1	419.5	138.7

Oilfield Services	400.6	304.4	191.7
Octane Additives	33.7	59.1	43.4

	$1,476.9	$1,306.8	$883.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2018	2017	2016
Gross profit:
Fuel Specialties	$195.0	$188.2	$186.4
Performance Chemicals	97.5	75.8	43.4
Oilfield Services	130.4	109.3	76.4
Octane Additives	12.1	30.0	26.1

	$435.0	$403.3	$332.3

Operating income/(expense):
Fuel Specialties	$116.3	$107.7	$111.1
Performance Chemicals	44.7	32.6	16.0
Oilfield Services	22.1	9.5	(4.7)
Octane Additives	9.9	26.7	22.7
Corporate costs	(52.4)	(48.8)	(54.9)
Restructuring charge	(7.1)	0.0	0.0
Adjustment to fair value of contingent consideration	0.0	0.0	9.4
Loss on disposal of subsidiary	0.0	(0.9)	(1.4)
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	0.0

Total operating income	$133.5	$125.0	$98.2

Identifiable assets at year end:
Fuel Specialties	$470.5	$437.0	$397.2
Performance Chemicals	463.9	480.8	340.0
Oilfield Services	296.1	256.6	240.0
Octane Additives	39.6	41.7	38.1
Corporate	203.3	194.1	166.1

	$1,473.4	$1,410.2	$1,181.4

We have recast certain prior period amounts to conform to new accounting standards.

The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and

•	the corporate share of the information technology, accounting and human resources departments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables analyze sales and other financial information by location:

(in millions)	2018	2017	2016
Net sales by source:
United States & North America	$803.1	$615.7	$474.4
United Kingdom	797.5	730.9	428.2
Rest of Europe	143.7	143.4	118.5
Rest of World	29.5	39.2	31.1
Sales between areas	(296.9)	(222.4)	(168.8)

	$1,476.9	$1,306.8	$883.4

Income before income taxes:
United States & North America	$37.1	$11.5	$16.8
United Kingdom	59.5	51.9	42.6
Rest of Europe	32.8	63.1	39.2
Rest of World	2.2	1.6	4.5

	$131.6	$128.1	$103.1

Long-lived assets at year end:
United States & North America	$148.6	$149.7	$155.3
United Kingdom	71.6	45.7	45.9
Rest of Europe	112.2	163.5	207.5
Rest of World	0.3	0.3	0.5

	$332.7	$359.2	$409.2

Identifiable assets at year end:
United States & North America	$402.5	$452.2	$377.3
United Kingdom	504.7	258.4	257.6
Rest of Europe	173.1	317.5	156.0
Rest of World	28.2	20.3	15.7
Goodwill	364.9	361.8	374.8

	$1,473.4	$1,410.2	$1,181.4

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Acquisition of BioSuite, LLC

On May 31, 2018, the Company acquired BioSuite, LLC (“BioSuite”), a specialized formulator of biocide and biostat solutions for the oil and gas industry. We purchased BioSuite for total consideration of $8.6 million, with an initial payment at closing of $5.8 million funded from existing cash and debt facilities followed by a reduction for working capital adjustments of $0.4 million in the third quarter. The remaining payment is performance related based on a multiple of BioSuite’s earnings before interest, taxes, depreciation and amortization over a twelve month period. Based on the current forecast we anticipate a further payment of $3.2 million payable on November 30, 2019.

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the assets acquired and liabilities assumed for the business:

(in millions)	BioSuite
Goodwill	$7.5
Receivables	0.4
Inventory	0.5
Payables	(1.9)
Extinguishment of existing liabilities	2.1

Purchase price, net of cash acquired	$8.6

Of the $7.5 million goodwill recorded, $4.3 million is amortizable for income tax purposes over a 15 year period.

We have finalized our review of the valuation of assets acquired and liabilities assumed with no measurement period adjustments required.

Note 5.    Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2018	2017	2016
Numerator (in millions):
Net income available to common stockholders	$85.0	$61.8	$81.3

Denominator (in thousands):
Weighted average common shares outstanding	24,401	24,148	23,998
Dilutive effect of stock options and awards	202	338	444

Denominator for diluted earnings per share	24,603	24,486	24,442

Net income per share, basic:	$3.48	$2.56	$3.39

Net income per share, diluted:	$3.45	$2.52	$3.33

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2018, 2017 and 2016 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0, 9,422 and 0 respectively.

Note 6.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2018	2017
Land	$18.6	$17.7
Buildings	57.0	51.0
Equipment	311.7	311.1
Work in progress	16.0	16.1

	403.3	395.9
Less accumulated depreciation	(206.9)	(199.9)

	$196.4	$196.0

The prior year cost and accumulated depreciation comparatives have been restated. There is no impact on the net book value.

Of the total net book value of equipment at December 31, 2018 $3.6 million (2017 – $6.2 million) are in respect of assets held under finance leases.

Depreciation charges were $22.6 million, $21.4 million and $13.5 million in 2018, 2017 and 2016, respectively.

The estimated additional cost to complete work in progress at December 31, 2018 is $6.0 million (2017 – $2.3 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Goodwill

The following table analyzes goodwill movement for 2018 and 2017.

(in millions)	Fuel Specialties	Performance Chemicals	Oilfield Services	Octane Additives	Total
At December 31, 2016
Gross cost (1)	$207.9	$129.6	$37.3	$236.5	$611.3
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$129.6	$37.3	$0.0	$374.8

Exchange effect	0.0	10.2	0.0	0.0	10.2
Measurement period adjustment	0.0	(23.1)	0.0	0.0	(23.1)
At December 31, 2017
Gross cost (1)	$207.9	$116.6	$37.3	$236.5	$598.3
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$116.6	$37.3	$0.0	$361.8

Exchange effect	0.0	(4.4)	0.0	0.0	(4.4)
Acquisition	0.0	0.0	7.5	0.0	7.5
At December 31, 2018
Gross cost (1)	$207.9	$112.2	$44.8	$236.5	$601.4
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$112.2	$44.8	$0.0	$364.9

(1)

Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

For information regarding the acquisition in 2018 as shown above, see Note 4 of the Notes to the Consolidated Financial Statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2018, 2017 and 2016. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 8.    Other Intangible Assets

Other intangible assets comprise the following:

(in millions)	2018	2017
Gross cost:
– Product rights	$34.0	$34.0
– Brand names	8.9	8.9
– Technology	55.1	55.1
– Customer and distributor relationships	125.6	127.5
– Patents	2.9	2.9
– Non-compete agreements	4.1	4.1
– Marketing related	22.1	22.1
– Internally developed software	41.9	41.2

	294.6	295.8

Accumulated amortization:
– Product rights	(20.1)	(16.4)
– Brand names	(5.4)	(4.4)
– Technology	(19.1)	(15.7)
– Customer and distributor relationships	(53.5)	(43.2)
– Patents	(2.9)	(2.9)
– Non-compete agreements	(4.1)	(4.1)
– Marketing related	(22.1)	(22.1)
– Internally developed software	(31.1)	(23.7)

	(158.3)	(132.5)

	$136.3	$163.3

Product rights

Following the acquisition of Chemsil on August 30, 2013, the Company recognized an intangible asset of $34.0 million in respect of Chemsil’s product rights portfolio. This asset has an expected life of 9 years and is being amortized on a straight-line basis over this period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An amortization expense of $3.7 million was recognized in 2018 (2017 – $3.8 million) in selling, general and administrative expenses.

Brand names

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $6.0 million in respect of Independence’s brand name. This asset has an expected life of 10 years and is being amortized on a straight-line basis over this period.

Following the acquisition of Bachman on November 4, 2013, the Company recognized an intangible asset of $2.9 million in respect of Bachman’s brand names. This asset had an expected life of 5 years and is now fully amortized.

An amortization expense of $1.0 million was recognized in 2018 (2017 – $1.2 million) in selling, general and administrative expenses.

Technology

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $26.0 million in respect of Independence’s product formulations. This asset has an expected life of 15 years and is being amortized on a straight-line basis over this period

Following the acquisition of Bachman on November 4, 2013, the Company recognized an intangible asset of $8.5 million in respect of Bachman’s core chemistry know-how of oilfield chemicals. This asset has an expected life of 15 years and is being amortized on a straight-line basis over this period.

Following the acquisition of Strata on December 24, 2012, the Company recognized an intangible asset of $18.3 million in respect of technological know-how of the mixing and manufacturing process, patents which protect the technology and the associated product branding. This asset has an expected life of 16.5 years and is being amortized on a straight-line basis over this period

An amortization expense of $3.4 million was recognized in 2018 (2017 – $3.4 million) in cost of goods sold.

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

Following the acquisition of Finetex (now merged into Innospec Active Chemicals LLC) in January 2005, the Company recognized an intangible asset of $4.2 million in relation to customer lists acquired. This asset had an expected life of 13 years and is now fully amortized.

An amortization expense of $10.7 million was recognized in 2018 (2017 – $10.7 million) in selling, general and administrative expenses. The impact of foreign exchange translation on the balance sheet amortization is recognized as a cumulative translation adjustment within equity.

Non-compete agreements

Following the acquisition of Independence on October 27, 2014, the Company recognized an intangible asset of $2.6 million in respect of a non-compete agreement. This asset had an expected life of 3 years and is now fully amortized.

Following the acquisition of Strata on December 24, 2012, the Company recognized an intangible asset of $1.5 million in respect of a non-compete agreement. This asset had an expected life of 2 years and is now fully amortized.

An amortization expense of $0.0 million was recognized in 2018 (2017 – $0.7 million) in selling, general and administrative expenses.

Marketing related

An intangible asset of $28.4 million was recognized in the second quarter of 2007 in respect of Ethyl Corporation foregoing their entitlement effective April 1, 2007 to a share of the future income stream under the sales and marketing agreements to market and sell TEL. In 2008, contract provisions no longer deemed necessary of $6.3 million were offset against the intangible asset. The amount attributed to the Octane Additives reporting segment was

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized on a straight-line basis to December 31, 2013 and the amount attributed to the Fuel Specialties reporting segment was amortized on a straight-line basis to December 31, 2017. The asset is now fully amortized.

An amortization expense of $0.0 million was recognized in 2018 (2017 - $0.9 million) in cost of goods sold.

Internally developed software

In 2018 we have completed the implementation of our new information system platform for our acquired Huntsman businesses. At December 31, 2018 we had capitalized $5.2 million (2017 – $4.4 million) in relation to this internally developed software. This asset has an expected life of 5 years and is being amortized on a straight-line basis over this period.

At December 31, 2018 we had capitalized $36.7 million (2017 – $36.7 million) in relation to the phased deployment of our company-wide information system platform to the majority of entities in the group which began in 2013. This asset has an expected life of 5 years from the point in time each deployment is completed and is being amortized on a straight-line basis over these periods.

An amortization expense of $7.5 million was recognized in 2018 (2017 – $7.6 million) in selling, general and administrative expenses.

Amortization expense

The aggregate of other intangible asset amortization expense was $26.3 million (excluding the impact of foreign exchange translation on the balance sheet), $28.3 million and $24.2 million in 2018, 2017 and 2016, respectively, of which $3.4 million, $4.3 million and $4.3 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2019	$23.2
2020	$22.7
2021	$19.5
2022	$17.8
2023	$14.5

Note 9.    Pension and Post-Employment Benefits

United Kingdom plan

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2018, the Company contributed $1.0 million in cash to the Plan in accordance with an agreement with the trustees.

The net service cost for the twelve months ended December 31, 2018 was $1.2 million (twelve months ended December 31, 2017 – $0.9 million and twelve months ended December 31, 2016 – $1.0 million) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

(in millions)	2018	2017	2016
Plan net pension (credit)/charge:
Interest cost on PBO	$15.0	$15.2	$20.8
Expected return on plan assets	(22.2)	(24.5)	(29.9)
Amortization of prior service credit	(1.1)	(1.0)	(1.1)
Amortization of actuarial net losses	2.0	5.0	2.6

	$(6.3)	$(5.3)	$(7.6)

Plan assumptions at December 31, (%):
Discount rate	2.78	2.56	2.48
Inflation rate	2.25	2.20	2.25
Rate of return on plan assets – overall on bid-value	3.05	2.75	3.20

Plan asset allocation by category (%):
Equity securities	12	38	25
Debt securities	83	53	66
Cash	5	9	9

	100	100	100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. A 0.25% change in the discount rate assumption would change the PBO by approximately $21 million and the net pension credit for 2018 would change by approximately $0.5 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $14 million and the net pension credit for 2018 by approximately $0.6 million.

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2018	2017
Change in PBO:
Opening balance	$721.4	$710.2
Interest cost	15.0	15.2
Service cost	1.2	0.9
Benefits paid	(43.7)	(37.8)
Actuarial gains	(14.6)	(32.7)
Plan amendments	3.3	0.0
Exchange effect	(39.4)	65.6

Closing balance	$643.2	$721.4

Fair value of plan assets:
Opening balance	$837.4	$758.2
Actual benefits paid	(43.7)	(37.8)
Actual contributions by employer	1.1	1.0
Actual return on assets	(10.3)	43.0
Exchange effect	(45.4)	73.0

Closing balance	$739.1	$837.4

The current investment strategy of the Plan is to obtain an asset allocation of approximately 85% debt securities and 15% equity securities in order to achieve a more predictable return on assets.

Due to the change in the Plan’s investment strategy in 2018 the Plan’s assets no longer include index-tracking funds with one investment management company (December 31, 2017 – 30%). The Plan continues to hold approximately 9% (December 31, 2017 – 10%) of the Plan’s assets in United Kingdom government gilts. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.

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

Insurance contracts

The Company has invested in insurance contracts, known as buy-in contracts. The value of the insurance contract is based on significant unobservable inputs including plan participant medical data, in addition to observable inputs which include expected return on assets and estimated value premium. Therefore, we have classified the contracts as Level 3 investments. Fair value estimates are provided by the external parties and are subsequently reviewed and approved by management.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2018
Fixed income securities:
Debt securities issued by non-U.S. governments and government agencies	$67.2	$		$		$67.2
Corporate debt securities			406.4			406.4
Other asset-backed securities
Other financial derivatives			0.5			0.5
Real estate	31.4					31.4
Insurance contracts					142.5	142.5
Investments measured at net asset value (1)						53.0

Total assets at fair value	98.6		406.9		142.5	701.0
Cash	38.1					38.1

Total plan assets	$136.7		$406.9		$142.5	$739.1

At December 31, 2017
Fixed income securities:
Debt securities issued by non-U.S. governments and government agencies	$86.0	$		$		$86.0
Corporate debt securities	194.5		232.3			426.8
Other asset-backed securities
Equity securities held for proprietary investment purposes	0.1					0.1
Real estate	34.4					34.4
Insurance contracts					162.8	162.8
Investments measured at net asset value (1)						52.3

Total assets at fair value	315.0		232.3		162.8	762.4
Cash	75.0					75.0

Total plan assets	$390.0		$232.3		$162.8	$837.4

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the fair value of the Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2016	$152.9
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	2.8
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	(7.4)
Exchange effect	14.5

Balance at December 31, 2017	162.8

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	(4.8)
Relating to assets sold during the period	0.0
Purchases, issuances and settlements	(6.7)
Exchange effect	(8.8)

Balance at December 31, 2018	$142.5

The projected net service cost for the year ending December 31, 2019 is $0.9 million and will be recognized in selling, general and administrative expenses. The following will be recognized in other income and expense:

(in millions)
Interest cost on PBO	$15.2
Expected return on plan assets	(21.9)
Amortization of prior service credit	(0.9)

$(7.6)

In total, there will be a net pension credit of $6.7 million to the Innospec’s net income for the year ending December 31, 2019.

The following benefit payments are expected to be made:

(in millions)
2019	$38.5
2020	$36.6
2021	$36.1
2022	$35.4
2023	$34.3
2024-2028	$168.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German plan

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

The net service cost for the German plan for the twelve months ended December 31, 2018 was $0.2 million (twelve months ended December 31, 2017 – $0.2 million and twelve months ended December 31, 2016 – $0.2 million). The following table shows the income statement effect recognized within other income and expense:

(in millions)	2018	2017	2016
Plan net pension charge:
Interest cost on PBO	$0.2	$0.2	$0.2
Amortization of actuarial net loss	0.4	0.4	0.2

	$0.6	$0.6	$0.4

Plan assumptions at December 31, (%):
Discount rate	1.90	1.70	1.80
Inflation rate	1.75	1.75	1.75
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2018	2017
Change in PBO:
Opening balance	$11.8	$10.1
Service cost	0.2	0.2
Interest cost	0.2	0.2
Benefits paid	(0.3)	(0.2)
Actuarial losses	0.0	0.2
Exchange effect	(0.6)	1.3

Closing balance	$11.3	$11.8

The amount of unrecognized actuarial net losses in other comprehensive loss in respect of the German plan is $2.1 million, net of tax of $0.7 million.

Other plans

Company contributions to defined contribution schemes during 2018 were $8.6 million (2017 – $7.9 million).

As at December 31, 2018, we have post-employment obligations in our European businesses with a liability of $4.4 million (December 31, 2017 – $4.7 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Interest and Penalties	Unrecognised Tax Benefits	Total
Opening balance at January 1, 2016	$0.3	$3.6	$3.9
Reductions for tax positions of prior periods	(0.1)	(0.6)	(0.7)
Additions for tax positions of prior periods	0.0	0.0	0.0
Additions for current year tax positions	0.0	0.0	0.0
Reductions due to lapsed statute of limitations	(0.1)	(0.8)	(0.9)

Closing balance at 31 December, 2016	0.1	2.2	2.3
Current	0.0	0.0	0.0

Non-current	$0.1	$2.2	$2.3

Opening balance at January 1, 2017	$0.1	$2.2	$2.3
Reductions for tax positions of prior periods	0.0	0.0	0.0
Additions for tax positions of prior periods	0.2	0.5	0.7
Additions for current year tax positions	0.0	0.0	0.0
Reductions due to lapsed statute of limitations	0.0	(0.5)	(0.5)

Closing balance at 31 December, 2017	0.3	2.2	2.5
Current	0.0	0.0	0.0

Non-current	$0.3	$2.2	$2.5

Opening balance at January 1, 2018	$0.3	$2.2	$2.5
Reductions for tax positions of prior periods	0.0	0.0	0.0
Additions for tax positions of prior periods	0.4	11.7	12.1
Additions for current year tax positions	0.0	0.0	0.0
Reductions due to lapsed statute of limitations	(0.1)	(0.5)	(0.6)

Closing balance at 31 December, 2018	0.6	13.4	14.0
Current	0.0	0.0	0.0

Non-current	$0.6	$13.4	$14.0

All of the $13.4 million of unrecognized tax benefits would impact our effective tax rate if recognized.

As previously disclosed, the Company and certain U.S. subsidiaries were subject to a federal income tax examination in respect of 2015. The examination was completed in the first quarter of 2018 with no additional cost to the company.

As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired as part of the Huntsman business, in relation to the period 2011 to 2013 inclusive. The Company believes that additional tax of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $0.5 million, together with associated interest of $0.2 million, may arise as a result of the 2011 audit. This amount was recorded at December 31, 2017. During 2018, the Company determined that additional tax of approximately $0.9 million, together with associated interest of $0.3 million, may arise as a result of the 2012 and 2013 audits collectively. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an unrecognized tax benefit of $1.9 million is recorded, together with an indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.

In the fourth quarter of 2018, the Company has recorded an uncertain tax position of $10.8 million. This portion primarily relates to a potential adjustment that could arise as a consequence of the Tax Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns are not permissible.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2016 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (2014 onwards), France (2015 onwards), Germany (2015 onwards), Switzerland (2016 onwards) and the United Kingdom (2017 onwards).

The sources of income before income taxes were as follows:

(in millions)	2018	2017	2016
Domestic	$37.1	$3.1	$16.8
Foreign	94.5	125.0	86.3

	$131.6	$128.1	$103.1

The components of income tax expense are summarized as follows:

(in millions)	2018	2017	2016
Current:
Federal	$12.5	$51.2	$4.4
State and local	2.0	0.9	1.1
Foreign	26.6	21.0	15.3

	41.1	73.1	20.8

Deferred:
Federal	4.2	(8.1)	(0.7)
State and local	0.3	0.7	(0.3)
Foreign	1.0	0.6	2.0

	5.5	(6.8)	1.0

	$46.6	$66.3	$21.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments for income taxes were $35.4 million, $24.2 million and $23.1 million during 2018, 2017 and 2016, respectively.

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
Foreign income inclusions	0.7	2.1	1.0
Foreign tax rate differential	(0.5)	(13.7)	(16.6)
Tax charge/(credit) from previous years	0.7	1.1	(0.7)
Net charge/(credit) from unrecognized tax benefits	0.3	(0.4)	(1.6)
Foreign currency transactions	1.4	(0.9)	2.4
United Kingdom income tax rate reduction	0.0	0.0	(0.6)
Effect of U.S. tax law change	9.3	31.7	0.0
Tax on unremitted earnings	0.9	0.0	0.0
Non-deductible foreign interest	1.3	1.1	0.0
Other items and adjustments, net	0.3	(4.2)	2.2

	35.4%	51.8%	21.1%

The most significant factor impacting our effective tax rate in 2018 is the recognized implications of the Tax Act. On December 22, 2017 the U.S. government enacted comprehensive tax legislation, being the Tax Act. U.S. GAAP requires that the impact of tax legislation is recognized in the period in which the law is enacted. On the same date, SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting under ASC 740, Income Taxes.

Our accounting for the impact of the Tax Act is now complete:

The FASB has released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The guidance indicates that either treating taxes on GILTI inclusions as current period costs, or accounting for deferred taxes on GILTI inclusions are both acceptable subject to an accounting policy election. The Company has elected to account for GILTI as a period cost in the year incurred.

Deemed Repatriation Transition Tax: The deemed repatriation transition tax (“Transition Tax”) is a tax on certain previously untaxed accumulated earnings and profits (“E&P”) of the Company’s non-U.S. subsidiaries. At December 31, 2017, we were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $47.7 million. On the basis of revised E&P computations that were completed during the reporting period we adjusted our Transition Tax estimate to $61.1 million. Net of related

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consequential impacts recorded in our 2017 U.S. federal income tax return, we have recorded an additional $12.3 million income tax expense in the fourth quarter. Our accounting in relation to the Transition Tax is now complete.

Reduction of U.S. federal income tax rate: The Tax Act reduced the federal income tax rate from 35 per cent to 21 per cent, effective January 1, 2018. We were able to reasonably estimate the effect of the reduction in the tax rate on our U.S. deferred tax assets and liabilities, and recorded a net provisional reduction in our deferred income tax liabilities of $7.1 million with a corresponding net adjustment of $7.1 million of deferred income tax benefit at December 31, 2017. No changes have been made to these adjustments during 2018 and our accounting for the reduction in the rate is now complete.

Indefinite reinvestment assertion: In previous periods, the Company did not recognize a deferred tax liability related to unremitted foreign earnings as the Company did not expect to make a repatriation in the foreseeable future. At December 31, 2018, the Company has changed its assertion with respect to the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. Additional deferred income taxes of $1.1 million have been recorded, with a corresponding adjustment of $1.1 million to deferred income tax expense.

As a consequence of the Company having operations outside of the U.S., it is exposed to foreign currency fluctuations. These have had a negative impact on the effective tax rate in 2018.

In the United Kingdom, tax legislation prohibits a tax deduction in relation to certain intercompany interest expense arising. This has also had a negative impact on the effective tax rate in 2018.

Other items do not have a material impact on the effective tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analysed as follows:

(in millions)	2018	2017
Deferred tax assets:
Stock compensation	$4.9	$4.3
Net operating loss carry forwards	8.8	15.9
Other intangible assets	5.6	4.8
Accretion expense	3.3	3.3
Restructuring provision	1.9	0.0
Other	4.8	4.5

Subtotal	29.3	32.8
Less valuation allowance	0.0	0.0

Total net deferred tax assets	$29.3	$32.8

Deferred tax liabilities:
Property, plant and equipment	$(17.1)	$(16.7)
Intangible assets including goodwill	(28.1)	(27.0)
Pension asset	(15.0)	(18.3)
Investment impairment recapture	(2.0)	(3.5)
Customer relationships	(4.9)	(5.8)
Unremitted overseas earnings	(1.1)	0.0
Other	(0.5)	0.0

Total deferred tax liabilities	$(68.7)	$(71.3)

Net deferred tax liability	$(39.4)	$(38.5)

Deferred tax assets	$8.8	$6.5
Deferred tax liabilities	(48.2)	(45.0)

	$(39.4)	$(38.5)

The Company evaluates deferred tax assets to determine whether it is more likely than not that they will be realized. Deferred tax assets are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive evidence to support realizability. As a result of the Company’s assessment of its deferred tax assets at December 31, 2018, the Company considers it more likely than not it will recover the full benefit of its deferred tax assets and no valuation allowance is required.

Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required, and the Company’s operating results would be adversely affected during the period in which such a determination would be made.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross net operating loss carry forwards of $36.8 million result in a deferred tax asset of $8.8 million. The net operating loss carry forwards arose in the U.S. and in four of the Company’s foreign subsidiaries. Net operating loss carry forwards of $2.3 million arose from state and federal tax losses in prior periods in certain of the Company’s U.S. subsidiaries. It is expected that sufficient taxable profits will be generated in the U.S. against which the federal net operating loss carry forwards of $1.0 million can be relieved prior to their expiration in 2037, and the state net operating loss carry forwards of $1.3 million can be relieved before their expiration in the period 2022 to 2037. The net operating loss carry forward in four of the Company’s foreign subsidiaries totalling $34.4 million arose in prior and current periods and it is expected that sufficient taxable profits will be generated against which these net operating loss carry forwards can be relieved. These losses can be carried forward indefinitely without expiration.

Note 11.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	2018	2017
Revolving credit facility	$126.0	$121.0
Term loan	82.5	99.0
Deferred finance costs	(0.9)	(1.6)

	207.6	218.4
Less current portion	(21.4)	(15.8)

	$186.2	$202.6

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

The Amended Credit Agreement retains the $200.0 million revolving credit facility available to the Company and adds a term loan facility of $110.0 million. The termination date of the revolving facility remains November 6, 2020. Repayments for the term loan of $11.0 million and $16.5 million were made on December 29, 2017 and December 28, 2018, respectively. A further installment of $22.0 million is due on December 28, 2019, with the outstanding balance due on November 6, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2018	2017
Gross cost at January 1	$2.7	$2.7

Accumulated amortization at January 1	$(1.1)	$(0.5)
Amortization in the year	(0.7)	(0.6)

	$(1.8)	$(1.1)

Net book value at December 31	$0.9	$1.6

Amortization expense was $0.7 million, $0.6 million and $0.4 million in 2018, 2017 and 2016, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

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

In addition, the credit facilities contain terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2018 and does not expect to breach these covenants for the next 12 months. The credit facility is secured by a number of fixed and floating charges over certain assets which include key operating sites of the Company and its subsidiaries.

The weighted average rate of interest on borrowings was 3.32% at December 31, 2018 and 2.59% at December 31, 2017. Payments of interest on long-term debt were $6.5 million, $7.2 million and $2.6 million in 2018, 2017 and 2016, respectively.

The net cash outflows in respect of refinancing costs were $0.0 million, $0.0 million and $1.2 million in 2018, 2017 and 2016, respectively.

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

Movements in the provisions are summarized as follows:

(in millions)	2018	2017	2016
Total at January 1	$46.1	$39.5	$37.7
Charge for the period	6.8	5.9	4.7
Measurement period adjustment on acquisition	0.0	2.8	0.0
Utilized in the period	(3.1)	(2.4)	(2.7)
Exchange effect	(0.3)	0.3	(0.2)

Total at December 31	49.5	46.1	39.5
Due within one year	(5.9)	(5.2)	(6.7)

Due after one year	$43.6	$40.9	$32.8

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Remediation costs are recognized in cost of goods sold.

The provisions for remediation represent the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2018 represents the accretion expense recognized of $4.0 million and a further $2.8 million primarily in respect of changes in the expected cost and scope of future remediation activities.

In 2017, we recognized $2.8 million of asset retirement obligations, in relation to the acquisition of our European Performance Chemicals business, as an increase in the value of the tangible assets acquired. This is being depreciated over the remaining useful economic life of those assets.

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

Remediation expenditure utilized provisions of $3.1 million, $2.4 million and $2.7 million in 2018, 2017 and 2016, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2018, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$123.1	$123.1	$90.2	$90.2
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	1.1	1.1
Interest rate swaps	1.9	1.9	1.5	1.5

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$207.6	$207.6	$218.4	$218.4
Finance leases (including current portion)	3.3	3.3	5.9	5.9
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.7	0.7	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	15.1	15.1	13.6	13.6

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company enters into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2018, interest rate swaps with a notional value of $132.5 million were in place. Fixed interest rates payable under the interest rate swaps vary from 1.42% to 1.67%. Interest rate swaps in place to hedge interest rate risk on the term loan are for a notional value that matches the repayment profile of the term loan. These interest rate swap contracts have been designated as hedging instruments, and their impact on other comprehensive loss for 2018 was a gain of $0.4 million (2017 – gain $1.1 million).

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2018, foreign currency forward exchange contracts with a notional value of $108.7 million were in place, with maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2018 was a loss of $1.8 million (2017 – loss $0.9 million).

As at December 31, 2018 and December 31, 2017 the Company did not hold any raw material derivatives.

The Company sells a range of specialty chemicals to major oil refineries and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

Note 15.    Commitments and Contingencies

Operating leases

The Company has commitments under operating leases primarily for office space, motor vehicles and various items of computer and office equipment. The leases are expected to be renewed and replaced in the normal course of business. Rental expense was $6.1 million in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2018, $5.5 million in 2017 and $5.2 million in 2016. Future commitments under non-cancelable operating leases are as follows:

(in millions)
2019	$6.5
2020	4.5
2021	3.2
2022	2.3
2023	2.1
Thereafter	4.4

$23.0

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2018, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $5.0 million (December 31, 2017 – $3.5 million).

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

Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2018	2017	2016	2018	2017	2016
At January 1	29,555	29,555	29,555	5,204	5,483	5,453
Exercise of options	0	0	0	(103)	(296)	(152)
Stock purchases	0	0	0	20	17	182

At December 31	29,555	29,555	29,555	5,121	5,204	5,483

At December 31, 2018, the Company had authorized common stock of 40,000,000 shares (2017 - 40,000,000).

Note 17.    Stock-Based Compensation Plans

Stock option plans

The Company has two stock option plans, the Omnibus Long-Term Incentive Plan and the Sharesave Plan 2008 under which it can currently grant awards. The stock options have vesting periods ranging from 24 months to 5 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,550,000.

The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2018	2017	2016
Dividend yield	1.11%	0.96%	1.38%
Expected life	5 years	5 years	5 years
Volatility	25.6%	25.3%	25.1%
Risk free interest rate	2.74%	1.50%	0.91%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	357,666	$13.74	$35.69
Granted – at discount	287,966	$45.21	$34.98
– at market value	18,850	$68.20	$16.23
Exercised	(103,562)	$11.00	$29.78
Forfeited	(15,671)	$24.35	$25.38

Outstanding at December 31, 2018	545,249	$32.46	$36.06

At December 31, 2018, there were 41,014 stock options that were exercisable, 1,600 had performance conditions attached.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for 2018, 2017 and 2016 was $4.9 million, $4.2 million and $3.3 million, respectively. The total intrinsic value of options exercised in 2018, 2017 and 2016 was $3.2 million, $2.9 million and $2.8 million, respectively.

The total compensation cost related to non-vested stock options not yet recognized at December 31, 2018 was $10.7 million and this cost is expected to be recognized over the weighted-average period of 2.19 years.

In 2018, the Company recorded a current tax benefit of $1.2 million in respect of stock option compensation (2017 – $3.0 million). This amount is inclusive of excess tax benefits.

No stock options awards were modified in 2018, 2017 or 2016.

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2018 the liability for SEUs of $15.1 million is located in accrued liabilities in the consolidated balance sheets until they are cash settled.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2018	2017	2016
Dividend yield	1.44%	1.09%	0.98%
Volatility	27.2%	25.4%	25.2%
Risk free interest rate	2.46%	1.98%	1.47%

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2018:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2017	400,342	$3.10	$46.65
Granted – at discount	115,229	$2.36	$57.16
– at market value	5,658	$68.20	$16.23
Exercised	(78,239)	$5.40	$30.44
Forfeited	(24,054)	$0.96	$41.58

Outstanding at December 31, 2018	418,936	$3.47	$52.45

At December 31, 2018, there were 34,710 SEUs that were exercisable, 32,005 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for 2018, 2017 and 2016 was $5.7 million, $6.6 million and $4.7 million, respectively. The total intrinsic value of SEUs exercised in 2018, 2017 and 2016 was $2.7 million, $1.7 million and $1.8 million, respectively.

The weighted-average remaining vesting period of non-vested SEUs is 1.73 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for 2018 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(1.1)	See (1) below
Amortization of actuarial net losses	2.0	See (1) below

	0.9	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$0.8	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for 2018, net of tax, were:

(in millions)	Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2017	$1.2	$(3.2)	$(36.5)	$(38.5)

Other comprehensive income before reclassifications	0.3	0.0	(22.6)	(22.3)
Amounts reclassified from AOCL	0.0	0.8	0.0	0.8
Actuarial net gains arising during the year	0.0	(15.7)	0.0	(15.7)

Net current period other comprehensive income	0.3	(14.9)	(22.6)	(37.2)

Balance at December 31, 2018	$1.5	$(18.1)	$(59.1)	$(75.7)

Note 19.    Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. All other components of net benefit cost are presented outside operating income. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Adopting the new standard on January 1, 2018 has resulted in a restatement of the prior period comparatives with a reduction to operating income for the year ending December 31, 2017 and 2016 of $4.7 million and $7.2 million, respectively and a corresponding increase in other non-operating income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, ASC Topic 842 which amends ASC Topic 840, Leases. The ASU requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11: Leases – Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Innospec has evaluated ASU 2018-11 and intends to use the optional transitional method, which allows companies to use the effective date as the date of the initial application on transition and not adjust comparative financial information or make the new required disclosures for periods prior to the effective date. Due to the number of leases the Company has, we believe the Standard will have a material impact on our consolidated balance sheet. The most significant impact will be the recognition of Right-of-use assets and lease liabilities for operating leases. The Company does not believe adoption of the standard will have a significant impact on its consolidated statements of income, equity and cash flows. The Company is still assessing the effect of the standard on its ongoing financial reporting.

Note 20.    Related Party Transactions

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2018, 2017 and 2016 the Company incurred fees payable to SGR of $0.3 million, $0.4 million and $0.5 million, respectively. As at December 31, 2018 and at December 31, 2017, the Company did not have any amounts outstanding due to SGR.

Mr. David F. Landless is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2018 for a value of $0.3 million. A tendering process is operated to select the best buyer for the scrap metal. As at December 31, 2018 EMR owed $0.1 million for scrap metal purchased in the last quarter of 2018.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2018.

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

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management,

including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2018.

Our independent registered public accounting firm KPMG LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

The information set forth under the headings “Re-Election of Three Class III Directors”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2019 (“the Proxy Statement”) is incorporated herein by reference.

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

The Company intends to disclose on its’ web site www.innospecinc.com any amendments to, or waivers from, its’ Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ.

Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” in the Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2019 Proxy Statement is incorporated herein by reference.

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

In previous years our Independent Registered Public Accounting Firm was KPMG Audit Plc.. Due to an internal reorganization of KPMG’s U.K. operations, KPMG LLP replaced KPMG Audit Plc. as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2018.

Information regarding fees and services related to the Company’s independent registered public accounting firm, KPMG LLP, is provided under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information regarding the Audit Committee’s pre-approval policies and procedures is provided under the heading “Audit Committee Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(1)	Financial Statements

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of KPMG LLP dated February 20, 2019, are set forth in Item 8.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted since they are either included in the financial statements, not applicable or not required.

(3)	Exhibits

	2.1	Amended and Restated Share and Asset Purchase Agreement, dated as of December 22, 2016, by and between Huntsman Investments (Netherlands) B.V. and Innospec International Ltd (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K on January 3, 2017).

	3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on March 16, 2006).

	3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

	10.1	Executive Service Agreement of Mr. Philip J Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

	10.2	Contract of Employment, Mr. Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

	10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

	10.4	Contract of Employment, Mr. Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. Sharesave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Contract of Employment, Mr. David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.12	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.15	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.16	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.17	Increase Confirmation Letter, dated July 31, 2014, among the Company, certain subsidiaries of the Company, and U.S. Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2014).

10.18	Second Amendment and Restatement Agreement, dated November 6, 2015, relating to the Facility Agreement dated December 14, 2011 as previously amended and restated on August 28, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on November 9, 2015).

10.19	Executive Service Letter to Mr. Philip J Boon dated October 15, 2015 (Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K on February 17, 2016). *

10.20	Third Amendment and Restatement Agreement with various lenders, dated December 14, 2016, which amends and restates the Company’s credit facility agreement dated December 14, 2011, as amended and restated on August 28, 2013 and November 6, 2015 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on December 16, 2016).

10.21	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.22	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018).

12.1	Computation of Financial Ratios (filed herewith).

14	The Innospec Inc. Code of Ethics (as updated) (Incorporated by reference to Exhibit 14 of the Company’s Form 10-K on February 17, 2012).

16	Letter regarding change in certifying accountant dated June 17, 2011 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K on June 17, 2011).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

*	Denotes a management contract or compensatory plan.

Item 16	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2019:

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