Form 10-Q
period 2019-03-31
INNOSPEC INC.
filed 2019-05-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	IOSP	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Common Stock, par value $0.01	24,479,810

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2018 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2019	2018
Net sales	$388.3	$360.7
Cost of goods sold	(270.5)	(256.2)

Gross profit	117.8	104.5
Operating expenses:
Selling, general and administrative	(72.5)	(67.3)
Research and development	(9.1)	(8.3)

Total operating expenses	(81.6)	(75.6)

Operating income	36.2	28.9
Other income, net	4.1	2.5
Interest expense, net	(1.5)	(1.7)

Income before income tax expense	38.8	29.7
Income tax expense	(10.1)	(7.5)

Net income	$28.7	$22.2

Earnings per share:
Basic	$1.17	$0.91

Diluted	$1.17	$0.90

Weighted average shares outstanding (in thousands):
Basic	24,437	24,369

Diluted	24,594	24,574

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Net income	$28.7	$22.2

Other comprehensive (loss)/income:
Changes in cumulative translation adjustment, net of tax of $0.4 million and $(0.1) million respectively	(5.0)	6.4
Changes in unrealized gains on derivative instruments, net of tax of $0.1 million and $(0.2) million respectively	(0.5)	0.9
Amortization of prior service credit, net of tax of $0.0 million and $0.1 million respectively	(0.2)	(0.2)
Amortization of actuarial net losses, net of tax of $0.0 million and $(0.1) million respectively	0.0	0.4

Total other comprehensive (loss)/income	(5.7)	7.5

Total comprehensive income	$23.0	$29.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$123.5	$123.1
Trade and other accounts receivable (less allowances of $3.5 million and $2.9 million respectively)	296.7	279.7
Inventories (less allowances of $14.0 million and $13.6 million respectively):
Finished goods	178.6	180.2
Raw materials	70.5	67.8

Total inventories	249.1	248.0
Prepaid expenses	11.7	11.6
Prepaid income taxes	1.6	1.5
Other current assets	1.0	0.0

Total current assets	683.6	663.9
Net property, plant and equipment	199.7	196.4
Goodwill	363.1	364.9
Operating lease right-of-use assets	37.4	0.0
Other intangible assets	130.4	136.3
Deferred tax assets	8.6	8.8
Pension asset	97.6	95.9
Other non-current assets	6.2	7.2

Total assets	$1,526.6	$1,473.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$123.9	$126.8
Accrued liabilities	123.8	132.1
Current portion of long-term debt	21.5	21.4
Current portion of finance leases	1.5	1.8
Current portion of plant closure provisions	5.3	5.9
Current portion of accrued income taxes	12.6	8.6
Current portion of operating lease liabilities	11.4	0.0

Total current liabilities	300.0	296.6
Long-term debt, net of current portion	186.3	186.2
Finance leases, net of current portion	1.1	1.5
Plant closure provisions, net of current portion	44.4	43.6
Accrued income taxes, net of current portion	40.0	40.0
Unrecognized tax benefits, net of current portion	14.2	14.0
Operating lease liabilities, net of current portion	26.0	0.0
Deferred tax liabilities	48.1	48.2
Pension liabilities and post-employment benefits	15.6	15.7
Other non-current liabilities	2.0	2.1

Total liabilities	677.7	647.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	326.0	324.9
Treasury stock (5,074,700 and 5,120,799 shares at cost, respectively)	(93.5)	(92.8)
Retained earnings	697.0	668.3
Accumulated other comprehensive loss	(81.4)	(75.7)

Total Innospec stockholders’ equity	848.4	825.0
Non-controlling interest	0.5	0.5

Total equity	848.9	825.5

Total liabilities and equity	$1,526.6	$1,473.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$28.7	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.6	12.6
Deferred tax expense	0.2	1.7
Cash contributions to defined benefit pension plans	(0.3)	(0.3)
Non-cash movements on defined benefit pension plans	(1.6)	(1.1)
Stock option compensation	1.6	0.8
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(18.5)	(33.6)
Inventories	(1.8)	(37.1)
Prepaid expenses	(0.1)	(0.1)
Accounts payable and accrued liabilities	(10.9)	34.6
Accrued income taxes	4.4	(2.8)
Plant closure provisions	0.4	0.7
Unrecognized tax benefits	0.3	0.6
Other assets and liabilities	(0.8)	(0.2)

Net cash provided by/(used in) operating activities	13.2	(2.0)

Cash Flows from Investing Activities
Capital expenditures	(10.7)	(3.8)
Internally developed software	(0.5)	(0.8)

Net cash used in investing activities	(11.2)	(4.6)

Cash Flows from Financing Activities
Repayments of revolving credit facility	0.0	(5.0)
Repayments of finance leases	(0.6)	(0.7)
Issue of treasury stock	1.0	1.0
Repurchase of common stock	(1.9)	(1.1)

Net cash used in financing activities	(1.5)	(5.8)
Effect of foreign currency exchange rate changes on cash	(0.1)	0.3

Net change in cash and cash equivalents	0.4	(12.1)
Cash and cash equivalents at beginning of period	123.1	90.2

Cash and cash equivalents at end of period	$123.5	$78.1

Amortization of deferred finance costs of $0.2 million (2018 – $0.1 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				28.7			28.7
Changes in cumulative translation adjustment, net of tax					(5.0)		(5.0)
Changes in unrealized gains on derivative instruments, net of tax					(0.5)		(0.5)
Treasury stock reissued		(0.5)	1.2				0.7
Treasury stock repurchased			(1.9)				(1.9)
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.0		0.0

Balance at March 31, 2019	$0.3	$326.0	$(93.5)	$697.0	$(81.4)	$0.5	$848.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				22.2			22.2
Changes in cumulative translation adjustment, net of tax					6.4		6.4
Changes in unrealized gains on derivative instruments, net of tax					0.9		0.9
Treasury stock reissued		(0.1)	1.2				1.1
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		0.8					0.8
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.4		0.4

Balance at March 31, 2018	$0.3	$321.1	$(93.2)	$627.2	$(31.0)	$0.4	$824.8

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 20, 2019 (the “2018 Form 10-K”).

The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

Leases

With an effective date of January 1, 2019 we have applied Accounting Standards Update (ASU) 2016-02, Revision to Lease Accounting, ASC Topic 842 which replaces ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all of their leases (other than leases that meet the definition of a short-term lease).

The standard was adopted using a modified retrospective transition method, with the Company electing not to adjust comparative periods. We have taken the election to not apply the requirements to short-term leases and have taken the election to not separate related non-lease components from lease components.

The standard had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated income statement. The most significant impact was the recognition of ROU assets and lease liabilities and the related deferred taxes thereon for operating leases, while our accounting for finance leases remained substantially unchanged. Operating lease liabilities recognized under the new standard are not considered to be debt.

We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease ROU assets, and operating lease liabilities (current and non-current) on our condensed consolidated balance sheet at March 31, 2019. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current) on our consolidated balance sheet at March 31, 2019.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future lease payments over the remaining lease term. Very few of our leases have renewal options or early termination break clauses, but where they do we have assessed the term of the lease based on any options being exercised only if they are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at point of recognition in determining the present value of future payments.

The operating lease ROU asset excludes lease incentives and initial direct costs incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term unless payments are variable per the agreement. Where we have lease payments linked to an index or inflationary rate, this rate has been used to value the asset and liability at the inception of the lease. If the payments are not linked to a specific index or inflationary rate, but can vary during the term of the agreement, they have been included at their actual value for each future period. In some circumstances the future expected payments may be dependent on other factors, for example production volumes, in which case we have used the minimum future expected payments to value the asset.

We do not recognize a ROU asset or operating lease liability for short-term leases (with a length of one year or less), and any associated cost is recognized, as incurred, through the income statement.

NOTE 2 – SEGMENT REPORTING

The Company reports its financial performance based on the following four reportable: segments Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

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

The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2019	2018
Net Sales:
Refinery and Performance	$117.3	$111.0
Other	38.7	32.4

Fuel Specialties	156.0	143.4

Personal Care	61.0	60.5
Home Care	27.0	29.7
Other	30.1	33.8

Performance Chemicals	118.1	124.0

Oilfield Services	114.2	92.9
Octane Additives	0.0	0.4

	$388.3	$360.7

Gross profit:
Fuel Specialties	$55.7	$48.5
Performance Chemicals	26.6	25.4
Oilfield Services	37.7	31.4
Octane Additives	(2.2)	(0.8)

	$117.8	$104.5

Operating income/(loss):
Fuel Specialties	$32.9	$28.2
Performance Chemicals	13.5	12.1
Oilfield Services	7.8	3.0
Octane Additives	(2.8)	(1.4)
Corporate costs	(15.2)	(13.0)

Total operating income	$36.2	$28.9

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2019	2018
Depreciation:
Fuel Specialties	$0.9	$1.0
Performance Chemicals	2.5	2.7
Oilfield Services	1.7	1.5
Octane Additives	0.3	0.3
Corporate	0.3	0.3

	$5.7	$5.8

Amortization:
Fuel Specialties	$0.0	$0.0
Performance Chemicals	2.2	2.3
Oilfield Services	2.6	2.6
Corporate	0.9	1.8

	$5.7	$6.7

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	Three Months Ended March 31
	2019	2018
Numerator (in millions):
Net income available to common stockholders	$28.7	$22.2

Denominator (in thousands):
Weighted average common shares outstanding	24,437	24,369
Dilutive effect of stock options and awards	157	205

Denominator for diluted earnings per share	24,594	24,574

Net income per share, basic:	$1.17	$0.91

Net income per share, diluted:	$1.17	$0.90

In the three months ended March 31, 2019, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 12,539 (three months ended March 31, 2018 – 18,468).

NOTE 4 – LEASES

We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of 1 year to 12 years and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Three Months Ended March 31
2019
Finance lease cost:
Amortization of right-of-use assets	$0.6
Interest on lease liabilities	0.0

Total finance lease cost	0.6
Operating lease cost	3.0
Short-term lease cost	0.4
Variable lease cost	0.1
Sub-lease income	0.0

Total lease cost	$4.1

Supplemental cash flow information related to leases was as follows:

(in millions)	Three Months Ended March 31
2019
Cash paid for amounts included in the measurement of lease liabilities:	$
Operating cash flows from operating leases	3.5
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	0.0
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	0.8
Finance leases	0.0

Supplemental balance sheet information related to leases was as follows:

(in millions except lease term and discount rate)	Three Months Ended March 31
2019
Operating leases:
Operating lease right-of-use assets	$37.4

Current portion of operating lease liabilities	$11.4
Operating lease liabilities, net of current portion	26.0

Total operating lease liabilities	$37.4

Finance leases:
Property, plant and equipment at cost	$10.8
Accumulated depreciation	(7.8)

Net property, plant and equipment	$3.0

Current portion of finance leases	$1.5
Finance leases, net of current portion	1.1

Total finance lease liabilities	$2.6

Weighted average remaining lease term:
Operating leases	3.7 years
Finance leases	2.1 years
Weighted average discount rate:
Operating leases	3.1%
Finance leases	2.5%

Maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
Within one year	$11.4	$1.5
Year two	9.2	0.8
Year three	8.1	0.3
Year four	4.7	0.1

Year five	3.6	0.0
Thereafter	3.7	0.0

Total lease payments	40.7	2.7
Less imputed interest	(3.3)	(0.1)

Total	$37.4	$2.6

As of March 31, 2019, additional operating and finance leases that have not yet commenced are $0.0 million.

NOTE 5 – GOODWILL

The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2018
Gross cost (1)	$601.4
Accumulated impairment losses	(236.5)

Net book amount	$364.9

Exchange effect	(1.8)
At March 31, 2019
Gross cost (1)	$599.6
Accumulated impairment losses	(236.5)

Net book amount	$363.1

(1)	Gross cost for 2019 and 2018 is net of $298.5 million of historical accumulated amortization.

NOTE 6 – OTHER INTANGIBLE ASSETS

The following table summarizes the other intangible assets movement year on year:

	Three Months Ended March 31
(in millions)	2019	2018
Gross cost at January 1	$294.6	$295.8
Internally developed software	0.5	0.8
Exchange effect	(0.8)	1.2

Gross cost at March 31	294.3	297.8

Accumulated amortization at January 1	(158.3)	(132.5)
Amortization expense	(5.7)	(6.7)
Exchange effect	0.1	(0.3)

Accumulated amortization at March 31	(163.9)	(139.5)

Net book amount at March 31	$130.4	$158.3

Internally developed software has been capitalized in relation to the Company’s information system platforms.

Amortization expense

	Three Months Ended March 31
(in millions)	2019	2018
Product rights	$(0.9)	$(0.9)
Brand names	(0.2)	(0.3)
Technology	(0.8)	(0.9)
Customer relationships	(2.6)	(2.6)
Internally developed software	(1.2)	(2.0)

Total	$(5.7)	$(6.7)

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

The net service cost for the three months ended March 31, 2019 was $0.2 million (three months ended March 31, 2018 – $0.3 million) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended March 31
(in millions)	2019	2018
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(3.9)	$(3.9)
Expected return on plan assets	5.6	5.7
Amortization of prior service credit	0.2	0.3
Amortization of actuarial net losses	0.0	(0.5)

	$1.9	$1.6

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.

The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three months ended March 31, 2019 was $0.0 million (three months ended March 31, 2018 - $0.0 million). The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended March 31
(in millions)	2019	2018
Plan net pension charge:
Interest cost on projected benefit obligation	$(0.1)	$(0.1)
Amortization of actuarial net losses	(0.1)	(0.1)

	$(0.2)	$(0.2)

As at March 31, 2019, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.4 million (December 31, 2018 - $4.4 million).

NOTE 8 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$13.4	$0.6	$14.0
Additions for tax positions of prior periods	0.0	0.2	0.2

Closing balance at March 31	13.4	0.8	14.2
Current	0.0	0.0	0.0

Non-current	$13.4	$0.8	$14.2

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our condensed consolidated statements of income. Related to the unrecognized tax benefits noted above, we have also accrued a net increase in interest and penalties of $0.2 million during the first three months of 2019, and a net increase in interest and penalties of $0.3 million in 2018. Total accrued interest and penalties at March 31, 2019 on all remaining unrecognized tax benefits amounted to $0.8 million (December 31, 2018 – $0.6 million).

All of the $14.2 million of unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.

As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired as part of the Huntsman business, in relation to the period 2011 to 2013 inclusive. The Company believes that additional tax of approximately $0.5 million, together with associated interest of $0.2 million, may arise as a result of the 2011 audit. These amounts were recorded at December 31, 2017. During 2018, the Company determined that additional tax of approximately $0.9 million, together with associated interest of $0.3 million, may arise as a result of the 2012 and 2013 audits collectively. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an unrecognized tax benefit of $1.9 million is recorded, together with an indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.

In the fourth quarter of 2018, the Company recorded an unrecognized tax benefit of $10.8 million. This portion primarily relates to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company accrued a net increase in interest of $0.2 million in the first three months of 2019 relating to this matter.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2015 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (2014), France (2016 onwards), Germany (2014 onwards), Switzerland (2014 onwards) and the United Kingdom (2017 onwards).

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

(in millions)	March 31, 2019	December 31, 2018
Revolving credit facility	$126.0	$126.0
Term loan	82.5	82.5
Deferred finance costs	(0.7)	(0.9)

	$207.8	$207.6
Due within one year	(21.5)	(21.4)

Due after one year	$186.3	$186.2

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

Movements in the provisions are summarized as follows:

	Three Months Ended March 31
(in millions)	2019	2018
Total at January 1	$49.5	$46.1
Charge for the period	1.0	1.6
Utilized in the period	(0.7)	(0.9)
Exchange effect	(0.1)	0.1

Total at March 31	49.7	46.9
Due within one year	(5.3)	(4.2)

Due after one year	$44.4	$42.7

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$123.5	$123.5	$123.1	$123.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	1.0	1.0	0.0	0.0
Interest rate swaps	1.2	1.2	1.9	1.9

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$207.8	$207.8	$207.6	$207.6
Finance leases (including current portion)	2.6	2.6	3.3	3.3
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.7	0.7
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	14.3	14.3	15.1	15.1

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2019, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2019 was a gain of $0.2 million (first three months of 2018: loss of $0.5 million).

The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first three months of 2019 was a loss of $0.7 million (first three months of 2018: gain of $1.1 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2019, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $4.6 million.

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

Stock option plans

The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	545,249	$32.46	$36.06
Granted - at discount	67,230	$0.00	$71.54
- at market value	12,539	$81.07	$22.69
Exercised	(70,632)	$13.78	$27.78
Forfeited	(1,584)	$62.39	$26.57

Outstanding at March 31, 2019	552,802	$31.92	$41.16

At March 31, 2019, there were 45,170 stock options that were exercisable, of which 6,592 had performance conditions attached.

The stock option compensation cost for the first three months of 2019 was $1.6 million (first three months of 2018 – $0.8 million). The total intrinsic value of options exercised in the first three months of 2019 was $2.1 million (first three months of 2018 – $1.9 million).

The total compensation cost related to non-vested stock options not yet recognized at March 31, 2019 was $14.1 million and this cost is expected to be recognized over the weighted-average period of 2.32 years.

Stock equivalent units

The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2019:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	418,936	$3.47	$52.45
Granted - at discount	119,315	$0.00	$71.70
- at market value	4,359	$81.07	$22.69
Exercised	(118,772)	$2.42	$47.35
Forfeited	(750)	$0.00	$51.05

Outstanding at March 31, 2019	423,088	$3.59	$59.01

At March 31, 2019, there were 41,312 SEUs that are exercisable, of which 37,920 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.

The SEU compensation cost for the first three months of 2019 was $7.5 million (first three months of 2018 – $1.2 million). The total intrinsic value of SEUs exercised in the first three months of 2019 was $6.2 million (first three months of 2018 - $1.6 million).

The weighted-average remaining vesting period of non-vested SEUs is 2.39 years.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss for the first three months of 2019 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.2)	See (1) below
Amortization of actuarial net losses	0.0	See (1) below

	(0.2)	Total before tax
	0.0	Income tax expense

Total reclassifications	$(0.2)	Net of tax

(1)	These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first three months of 2019, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2018	$1.5	$(18.1)	$(59.1)	$(75.7)

Other comprehensive income before reclassifications	(0.5)	0.0	(5.0)	(5.5)
Amounts reclassified from AOCL	0.0	(0.2)	0.0	(0.2)

Total other comprehensive income	(0.5)	(0.2)	(5.0)	(5.7)

Balance at March 31, 2019	$1.0	$(18.3)	$(64.1)	$(81.4)

NOTE 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326). This replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In February 2018, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2018–02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASC Topic 220), which was adopted by Innospec on January 1, 2019. The update allows entities to elect to reclassify certain stranded income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. Innospec has decided not to make such election for the period.

NOTE 17 – RELATED PARTY TRANSACTIONS

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2019 the Company incurred fees from SGR of $0.2 million (first three months of 2018 – $0.1 million). As at March 31, 2019, the amount due to SGR from the Company was $0.0 million (December 31, 2018 - $0.0 million).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2019 for a value of $0.3 million. A tendering process is operated to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2019, EMR did not owe any money for scrap metal purchased from the Company.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2019

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to business combinations, environmental liabilities, pensions, income taxes, goodwill and property, plant and equipment and other intangible assets (net of depreciation and amortization). These policies have been discussed in the Company’s 2018 Form 10-K.

RESULTS OF OPERATIONS

The Company reports its financial performance based on the four reportable segments Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.

The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2019	2018
Net sales:
Fuel Specialties	$156.0	$143.4
Performance Chemicals	118.1	124.0
Oilfield Services	114.2	92.9
Octane Additives	0.0	0.4

	$388.3	$360.7

Gross profit:
Fuel Specialties	$55.7	$48.5
Performance Chemicals	26.6	25.4
Oilfield Services	37.7	31.4
Octane Additives	(2.2)	(0.8)

	$117.8	$104.5

Operating income/(loss):
Fuel Specialties	$32.9	$28.2
Performance Chemicals	13.5	12.1
Oilfield Services	7.8	3.0
Octane Additives	(2.8)	(1.4)
Corporate costs	(15.2)	(13.0)

Total operating income	$36.2	$28.9

Three Months Ended March 31, 2019

The following table shows the change in components of operating income by reporting segment for the three months ended March 31, 2019 and the three months ended March 31, 2018:

	Three Months Ended March 31
(in millions, except ratios)	2019	2018	Change
Net sales:
Fuel Specialties	$156.0	$143.4	$12.6	+9%
Performance Chemicals	118.1	124.0	(5.9)	-5%
Oilfield Services	114.2	92.9	21.3	+23%
Octane Additives	0.0	0.4	(0.4)	-100%

	$388.3	$360.7	$27.6	+8%

Gross profit:
Fuel Specialties	$55.7	$48.5	$7.2	+15%
Performance Chemicals	26.6	25.4	1.2	+5%
Oilfield Services	37.7	31.4	6.3	+20%
Octane Additives	(2.2)	(0.8)	(1.4)	+175%

	$117.8	$104.5	$13.3	+13%

Gross margin (%):
Fuel Specialties	35.7	33.8	+1.9
Performance Chemicals	22.5	20.5	+2.0
Oilfield Services	33.0	33.8	-0.8
Octane Additives	n/a	-200.0	n/a
Aggregate	30.3	29.0	+1.3

Operating expenses:
Fuel Specialties	$(22.8)	$(20.3)	$(2.5)	+12%
Performance Chemicals	(13.1)	(13.3)	0.2	-2%
Oilfield Services	(29.9)	(28.4)	(1.5)	+5%
Octane Additives	(0.6)	(0.6)	0.0	0%
Corporate costs	(15.2)	(13.0)	(2.2)	+17%

	$(81.6)	$(75.6)	$(6.0)	+8%

Fuel Specialties

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2019
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-2	+8	+52	-23	+8
Price and product mix	+4	+7	-12	+40	+5
Exchange rates	0	-9	-1	0	-4

	+2	+6	+39	+17	+9

Volumes in EMEA and ASPAC were higher, driven by increased demand for our products and technology. Volumes in the Americas were slightly lower due to the timing of demand for high volume products following a strong final quarter of 2018. Price and product mix in the Americas and EMEA benefited from increased sales of higher margin products, while ASPAC was adversely impacted by higher sales of lower margin products. AvTel volumes were lower than the prior year due to variations in the demand from customers, together with a favorable price and product mix. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 1.9 percentage points benefitted from an improvement in the mix of product sales compared to a weaker prior year comparative.

Operating expenses: the year on year increase of $2.5 million was driven by an increase in the provisions for doubtful debts together with higher personnel related expenses due to increased share-based compensation accruals.

Performance Chemicals

Net sales: the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2019
Change (%)	Americas	EMEA	ASPAC	Total
Volume	0	0	+4	0
Price and product mix	+7	-4	+4	0
Exchange rates	0	-6	-4	-5

	+7	-10	+4	-5

Higher volumes in ASPAC were driven by increased demand for our Personal Care products, together with a favorable price and product mix from increased sales of higher margin products. Price and product mix in the Americas benefitted from increased sales of higher margin products, while EMEA was adversely impacted by lower selling prices for certain products where raw material costs have declined. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year on year increase of 2.0 percentage points was driven by an improved sales mix, better raw material prices and the continued benefit of several improvement projects.

Operating expenses: the year on year decrease of $0.2 million was primarily due to lower provisions for doubtful debts.

Oilfield Services

Net sales: the year on year increase of $21.3 million was due to the continued strength of customer activity in stimulation and completion. Overall volumes increased by 6 percent year on year, together with a favorable price and product mix of 17 percent due to improved pricing.

Gross margin: the year on year decrease of 0.8 percentage points was due to the customer and product mix delivering increased sales of lower margin products.

Operating expenses: the year on year increase of $1.5 million was due to higher selling and technical support expenses required to deliver the increase in customer demand, partly offset by lower agents’ commissions and a reduction in other expenses. The reduction in other expenses is driven by lower general and administration costs due to effective cost control.

Octane Additives

Net sales: were nil in the quarter, with indications of a final order from our one remaining refinery customer later in the year.

Gross margin: in the quarter was negative due to lower production volumes and the fixed costs of manufacturing operations.

Operating expenses: were in line with the prior year.

Other Income Statement Captions

Corporate costs: the year on year increase of $2.2 million primarily relates to higher personnel related expenses including higher share-based compensation accruals; partly offset by a reduction for the amortization of our internally developed software and the benefit of a weakening of the British pound sterling against the U.S. dollar for our United Kingdom cost base.

Other net income/(loss): for the first quarter of 2019 and 2018, includes the following:

	2019	2018	Change
United Kingdom pension credit	$1.9	$1.6	$0.3
German pension charge	(0.2)	(0.2)	0.0
Foreign exchange gains on translation	2.2	2.2	0.0
Foreign currency forward contracts gains/(losses)	0.2	(1.1)	1.3

	$4.1	$2.5	$1.6

Interest expense, net: was $1.5 million in the first quarter of 2018 compared to $1.7 million in the first quarter of 2017 driven by lower average net debt as the business has generated cash inflows.

Income taxes: the effective tax rate was 26.0% and 25.3% for the first three months of 2019 and 2018, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 26.8% in 2019 compared with 24.7% in 2018. The 2.1% increase in the adjusted effective rate was primarily due to the fact that a smaller proportion of the Company’s profits are being generated in low tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended March 31
(in millions)	2019	2018
Income before income taxes	$38.8	$29.7
Adjustment for stock compensation	1.5	0.8
Indemnification asset regarding tax audit	0.0	(0.5)

	$40.3	$30.0

Income taxes	$10.1	$7.5
Tax on stock compensation	0.9	0.5
Adjustment of income tax provision	(0.2)	(0.6)

	$10.8	$7.4

GAAP effective tax rate	26.0%	25.3%
Adjusted effective tax rate	26.8%	24.7%

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

(in millions)	March 31, 2019	December 31, 2018
Total current assets	$683.6	$663.9
Total current liabilities	(300.0)	(296.6)

Working capital	383.6	367.3
Less cash and cash equivalents	(123.5)	(123.1)
Less prepaid income taxes	(1.6)	(1.5)
Less other current assets	(1.0)	0.0
Add back current portion of accrued income taxes	12.6	8.6
Add back current portion of long-term debt	21.5	21.4
Add back current portion of finance leases	1.5	1.8
Add back current portion of plant closure provisions	5.3	5.9
Add back current portion of operating lease liabilities	11.4	0.0

Adjusted working capital	$309.8	$280.4

In the first three months of 2019 our working capital increased by $16.3 million, while our adjusted working capital increased by $29.4 million. The difference is primarily due to changes in accrued income taxes and the exclusion of the current portion of operating lease liabilities from our adjusted working capital.

We had a $17.0 million increase in trade and other accounts receivable driven by higher sales quarter on quarter in our Performance Chemicals and Oilfield Services segment. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 53 days; increased in our Performance Chemicals segment from 65 days to 66 days; and increased from 56 days to 63 days in our Oilfield Services segment.

We had a $1.1 million increase in inventories with increases in our Fuel Specialties and Octane Additives segments as expected, partly offset by reductions in our Oilfield Services segment due to our continued control of working capital. Days’ sales in inventory in our Fuel Specialties segment increased from 90 days to 103 days; decreased in our Performance Chemicals segment from 59 days to 57 days; and decreased from 82 days to 68 days in our Oilfield Services segment.

Prepaid expenses increased $0.1 million, from $11.6 million to $11.7 million.

We had an $11.2 million decrease in accounts payable and accrued liabilities due to the timing of supplier payments in the quarter. Creditor days in our Fuel Specialties segment decreased from 29 days to 25 days; decreased in our Performance Chemicals segment from 49 days to 47 days; and remained unchanged at 48 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $13.2 million in the first quarter of 2019 compared to cash outflows of $2.0 million in the first quarter of 2018. Year over year cash from operating activities has benefitted from our effective control of working capital across our business, in particular our Oilfield Services segment has controlled inventory levels while sales have significantly increased year on year. There has also been a favorable cash flow from the timing of income tax payments.

Cash

At March 31, 2019, and December 31, 2018, we had cash and cash equivalents of $123.5 million and $123.1 million, respectively, of which $102.2 million and $101.4 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

Debt

At March 31, 2019, we had $126.0 million of debt outstanding under the revolving credit facility, $82.5 million of debt outstanding on our term loan and $2.6 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.

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

The Company’s exposure to market risk has been discussed in the Company’s 2018 Form 10-K and there have been no significant changes since that time.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

We have implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new leases standard on our financial statements. As a result there were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Following the filing of our 2018 Form 10-K, there has been an extension of the deadline for the United Kingdom (U.K.) to exit from the European Union (E.U.). On April 11, 2019, the E.U. agreed an extension to the U.K. exit date until October 31, 2019. The U.K. may leave before this date if a withdrawal agreement is agreed and ratified. The risk factors disclosed in our 2018 Form 10-K related to this matter have not changed as a result of the extended exit date.

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part 1 of our 2018 Form 10-K. In management’s view, there have been no material changes in the risk factors facing the Company since that time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On November 6, 2018, the Company announced that its board of directors had approved the repurchase of up to $100 million of Innospec’s common stock over the following three years. During the three months ended March 31, 2019, no shares of our common stock were repurchased by the Company under this share repurchase program.

During the quarter ended March 31, 2019, the company has purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
February 1, 2019 through February 28, 2019	24,533	$78.75
Total	24,533	$78.75

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: May 8, 2019	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 8, 2019	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer