Form 10-Q
period 2019-06-30
INNOSPEC INC.
filed 2019-08-06
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2019
Common Stock, par value $0.01	24,486,325

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2018, Innospec’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and this Form 10-Q and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2019	2018	2019	2018
Net sales	$362.4	$358.1	$750.7	$718.8
Cost of goods sold	(251.3)	(255.3)	(521.8)	(511.5)

Gross profit	111.1	102.8	228.9	207.3
Operating expenses:
Selling, general and administrative	(71.2)	(65.8)	(143.7)	(133.1)
Research and development	(8.2)	(8.7)	(17.3)	(17.0)

Total operating expenses	(79.4)	(74.5)	(161.0)	(150.1)

Operating income	31.7	28.3	67.9	57.2
Other income, net	0.0	3.0	4.1	5.5
Interest expense, net	(1.2)	(1.8)	(2.7)	(3.5)

Income before income tax expense	30.5	29.5	69.3	59.2
Income tax expense	(8.2)	(7.7)	(18.3)	(15.2)

Net income	$22.3	$21.8	$51.0	$44.0

Earnings per share:
Basic	$0.91	$0.89	$2.08	$1.80

Diluted	$0.90	$0.89	$2.07	$1.79

Weighted average shares outstanding (in thousands):
Basic	24,483	24,409	24,468	24,389

Diluted	24,678	24,591	24,671	24,584

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Net income	$22.3	$21.8	$51.0	$44.0

Other comprehensive income/ (loss) :
Changes in cumulative translation adjustment, net of tax of $ (0.3) million, $ 1.1 million, $ 0.1 million and $ 1.0 million respectively	3.4	(17.3)	(1.6)	(10.9)
Changes in unrealized gains on derivative instruments, net of tax of $ 0.1 million, $ 0.0 million, $ 0.2 million and $(0.2) million respectively	(0.7)	0.2	(1.2)	1.1
Amortization of prior service credit, net of tax of $ 0.1 million, $ 0.0 million, $ 0.1 million and $ 0.1 million respectively	(0.3)	(0.3)	(0.5)	(0.5)
Amortization of actuarial net losses, net of tax of $ 0.0 million, $ 0.0 million, $ 0.0 million and $(0.1) million respectively	0.0	0.5	0.0	0.9

Total other comprehensive income/ (loss)	2.4	(16.9)	(3.3)	(9.4)

Total comprehensive income	$24.7	$4.9	$47.7	$34.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106.1	$123.1
Trade and other accounts receivable (less allowances of $ 4.6 million and $ 2.9 million respectively)	280.0	279.7
Inventories (less allowances of $ 14.2 million and $ 13.6 million respectively):
Finished goods	178.4	180.2
Raw materials	69.8	67.8

Total inventories	248.2	248.0
Prepaid expenses	11.9	11.6
Prepaid income taxes	4.3	1.5

Total current assets	650.5	663.9
Net property, plant and equipment	200.3	196.4
Goodwill	364.3	364.9
Operating lease right-of-use assets	36.0	0.0
Other intangible assets	125.1	136.3
Deferred tax assets	8.6	8.8
Pension asset	99.4	95.9
Other non-current assets	5.4	7.2

Total assets	$1,489.6	$1,473.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	June 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and Equity
Current liabilities:
Overdraft	$0.7	$0.0
Accounts payable	117.1	126.8
Accrued liabilities	132.0	132.1
Current portion of long-term debt	21.5	21.4
Current portion of finance leases	1.3	1.8
Current portion of plant closure provisions	5.3	5.9
Current portion of accrued income taxes	14.2	8.6
Current portion of operating lease liabilities	11.6	0.0

Total current liabilities	303.7	296.6
Long-term debt, net of current portion	136.5	186.2
Finance leases, net of current portion	0.9	1.5
Plant closure provisions, net of current portion	44.1	43.6
Accrued income taxes, net of current portion	36.3	40.0
Unrecognized tax benefits, net of current portion	14.6	14.0
Operating lease liabilities, net of current portion	24.4	0.0
Deferred tax liabilities	48.1	48.2
Pension liabilities and post-employment benefits	16.0	15.7
Other non-current liabilities	1.9	2.1

Total liabilities	626.5	647.9

Equity:
Common stock, $ 0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	327.7	324.9
Treasury stock ( 5,068,175 and 5,120,799 shares at cost, respectively)	(93.4)	(92.8)
Retained earnings	707.1	668.3
Accumulated other comprehensive loss	(79.0)	(75.7)

Total Innospec stockholders’ equity	862.7	825.0
Non-controlling interest	0.4	0.5

Total equity	863.1	825.5

Total liabilities and equity	$1,489.6	$1,473.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$51.0	$44.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.8	25.3
Deferred tax expense	0.1	1.7
Cash contributions to defined benefit pension plans	(0.5)	(0.5)
Non-cash movements on defined benefit pension plans	(3.1)	(2.2)
Stock option compensation	3.2	1.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(0.7)	(35.8)
Inventories	(0.1)	(45.2)
Prepaid expenses	(0.2)	3.3
Accounts payable and accrued liabilities	(10.4)	12.0
Accrued income taxes	(0.6)	(5.7)
Plant closure provisions	0.0	1.8
Unrecognized tax benefits	0.7	0.6
Other assets and liabilities	0.0	(0.9)

Net cash provided by operating activities	63.2	0.3

Cash Flows from Investing Activities
Capital expenditures	(16.2)	(10.5)
Business combinations, net of cash acquired	0.0	(5.8)
Internally developed software	(0.7)	(0.8)

Net cash used in investing activities	(16.9)	(17.1)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	23.0	10.0
Repayments of revolving credit facility	(73.0)	(5.0)
Receipt of short-term borrowing	0.7	0.0
Repayments of finance leases	(0.9)	(1.4)
Dividend paid	(12.2)	(10.7)
Issue of treasury stock	1.3	1.1
Repurchase of common stock	(2.1)	(1.2)

Net cash used in financing activities	(63.2)	(7.2)
Effect of foreign currency exchange rate changes on cash	(0.1)	(0.2)

Net change in cash and cash equivalents	(17.0)	(24.2)
Cash and cash equivalents at beginning of period	123.1	90.2

Cash and cash equivalents at end of period	$106.1	$66.0

Amortization of deferred finance costs of $0.3 million (2018 – $0.3 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				51.0			51.0
Dividend paid				(12.2)			(12.2)
Changes in cumulative translation adjustment, net of tax					(1.6)		(1.6)
Changes in unrealized gains on derivative instruments, net of tax					(1.2)		(1.2)
Non-controlling interest						(0.1)	(0.1)
Treasury stock reissued		(0.4)	1.5				1.1
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		3.2					3.2
Amortization of prior service credit, net of tax					(0.5)		(0.5)

Balance at June 30, 2019	$0.3	$327.7	$(93.4)	$707.1	$(79.0)	$0.4	$863.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				44.0			44.0
Dividend paid				(10.7)			(10.7)
Changes in cumulative translation adjustment, net of tax					(10.9)		(10.9)
Changes in unrealized gains on derivative instruments, net of tax					1.1		1.1
Treasury stock reissued		(0.7)	1.5				0.8
Treasury stock repurchased			(1.2)				(1.2)
Stock option compensation		1.9					1.9
Amortization of prior service credit, net of tax					(0.5)		(0.5)
Amortization of actuarial net losses, net of tax					0.9		0.9

Balance at June 30, 2018	$0.3	$321.6	$(93.0)	$638.3	$(47.9)	$0.4	$819.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2019	$0.3	$326.0	$(93.5)	$697.0	$(81.4)	$0.5	$848.9
Net income				22.3			22.3
Dividend paid				(12.2)			(12.2)
Changes in cumulative translation adjustment, net of tax					3.4		3.4
Changes in unrealized gains on derivative instruments, net of tax					(0.7)		(0.7)
Non-controlling interest						(0.1)	(0.1)
Treasury stock reissued		0.1	0.3				0.4
Treasury stock repurchased			(0.2)				(0.2)
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.3)		(0.3)

Balance at June 30, 2019	$0.3	$327.7	$(93.4)	$707.1	$(79.0)	$0.4	$863.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2018	$0.3	$321.1	$(93.2)	$627.2	$(31.0)	$0.4	$824.8
Net income				21.8			21.8
Dividend paid				(10.7)			(10.7)
Changes in cumulative translation adjustment, net of tax					(17.3)		(17.3)
Changes in unrealized gains on derivative instruments, net of tax					0.2		0.2
Treasury stock reissued		(0.6)	0.3				(0.3)
Treasury stock repurchased			(0.1)				(0.1)
Stock option compensation		1.1					1.1
Amortization of prior service credit, net of tax					(0.3)		(0.3)
Amortization of actuarial net losses, net of tax					0.5		0.5

Balance at June 30, 2018	$0.3	$321.6	$(93.0)	$638.3	$(47.9)	$0.4	$819.7

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
The standard was adopted using a modified retrospective transition method, with the Company electing not to adjust comparative periods. We have taken the election not to apply the requirements to short-term leases and have taken the election not to separate related non-lease components from lease components.
The standard had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities and the related deferred taxes thereon for operating leases, while our accounting for finance leases remained substantially unchanged. Operating lease liabilities recognized under the new standard are not considered to be debt.
We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease ROU assets, and operating lease liabilities (current and non-current) on our condensed consolidated balance sheet at June 30, 2019. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current) on our consolidated balance sheet at June 30, 2019.
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

NOTE 2 – SEGMENT REPORTING
The Company reports its financial performance based on the following four reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.
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
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Net Sales:
Refinery and Performance	$95.2	$98.1	$212.5	$209.1
Other	38.1	36.1	76.8	68.5

Fuel Specialties	133.3	134.2	289.3	277.6

Personal Care	54.9	62.6	115.9	123.0
Home Care	23.1	26.5	50.1	56.2
Other	26.7	29.8	56.8	63.7

Performance Chemicals	104.7	118.9	222.8	242.9

Oilfield Services	122.5	95.0	236.7	187.9
Octane Additives	1.9	10.0	1.9	10.4

	$362.4	$358.1	$750.7	$718.8

Gross profit/(loss):
Fuel Specialties	$44.7	$44.5	$100.4	$93.0
Performance Chemicals	24.0	23.8	50.6	49.2
Oilfield Services	41.5	28.6	79.2	60.0
Octane Additives	0.9	5.9	(1.3)	5.1

	$111.1	$102.8	$228.9	$207.3

Operating income/(loss):
Fuel Specialties	$24.1	$23.7	$57.0	$51.9
Performance Chemicals	11.0	9.7	24.5	21.8
Oilfield Services	10.1	4.1	17.9	7.1
Octane Additives	0.1	5.2	(2.7)	3.8
Corporate costs	(13.6)	(14.4)	(28.8)	(27.4)

Total operating income	$31.7	$28.3	$67.9	$57.2

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Depreciation:
Fuel Specialties	$1.0	$0.9	$1.9	$1.9
Performance Chemicals	2.7	2.5	5.2	5.2
Oilfield Services	1.8	1.6	3.5	3.1
Octane Additives	0.3	0.3	0.6	0.6
Corporate	0.5	0.2	0.8	0.5

	$6.3	$5.5	$12.0	$11.3

Amortization:
Performance Chemicals	$2.2	2.2	4.4	4.5
Oilfield Services	2.7	2.8	5.3	5.4
Corporate	0.9	1.9	1.8	3.7

	$5.8	$6.9	$11.5	$13.6

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Numerator (in millions):
Net income available to common stockholders	$22.3	$21.8	$51.0	$44.0

Denominator (in thousands):
Weighted average common shares outstanding	24,483	24,409	24,468	24,389
Dilutive effect of stock options and awards	195	182	203	195

Denominator for diluted earnings per share	24,678	24,591	24,671	24,584

Net income per share, basic:	$0.91	$0.89	$2.08	$1.80

Net income per share, diluted:	$0.90	$0.89	$2.07	$1.79

In the three and six months ended June 30, 2019, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 12,539 and 212,095, respectively (three and six months ended June 30, 2018 – 0 and 0, respectively).

NOTE 4 – LEASES
We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

( in millions )	Three Months Ended June 30	Six Months Ended June 30
	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$0.4	$1.0
Interest on lease liabilities	0.0	0.0
Total finance lease cost	0.4	1.0
Operating lease cost	3.0	6.0
Short-term lease cost	0.5	0.9
Variable lease cost	0.1	0.2
Sub-lease income	0.0	0.0

Total finance lease cost	$4.0	$8.1

Supplemental cash flow information related to leases is as follows:

( in millions )	Three Months Ended June 30	Six Months Ended June 30
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.4	$6.9
Operating cash flows from finance leases	0.5	1.1
Financing cash flows from finance leases	0.0	0.0

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	1.1	$1.9
Finance leases	$0.0	0.0

Supplemental balance sheet information related to leases is as follows:

( in millions except lease term and discount rate )	June 30 2019
Operating leases:
Operating lease right-of-use assets	$36.0

Current portion of operating lease liabilities	$11.6
Operating lease liabilities, net of current portion	24.4

Total operating lease liabilities	$36.0

Finance leases:
Property, plant and equipment at cost	$10.8
Accumulated depreciation	(8.4)

Net property, plant and equipment, net	$2.4

Current portion of finance leases	$1.3
Finance leases, net of current portion	0.9

Total finance lease liabilities	$2.2

Weighted average remaining lease term:
Operating leases	3.6 years
Finance leases	2.0 years
Weighted average discount rate:
Operating leases	3.1%
Finance leases	2.4%

Maturities of lease liabilities were as follows as at June 30, 2019:

( in millions )	Operating leases	Finance leases
Within one year	$11.6	$1.3
Year two	8.9	0.7
Year three	7.2	0.2
Year four	4.6	0.1
Year five	3.0	0.0
Thereafter	3.2	0.0

Total lease payments	38.5	2.3
Less imputed interest	(2.5)	(0.1)

Total	$36.0	$2.2

Future lease payments for all noncancelable operating and finance leases as of December 31, 2018 are as follows, as accounted for under the previous lease standard, ASC 840. As such the amounts are not directly comparable to those included above.

(in millions)	Operating leases	Finance leases
Within one year	$6.5	$1.8
Year two	4.5	1.0
Year three	3.2	0.4
Year four	2.3	0.1
Year five	2.1	0.0
Thereafter	4.4	0.0

Total lease payments	$23.0	$3.3

As of June 30, 2019, additional operating and finance leases that have not yet commenced are $0.1 million.

NOTE 5 – GOODWILL
The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2018
Gross cost (1)	$601.4
Accumulated impairment losses	(236.5)

Net book amount	$364.9

Exchange effect	(0.6)

At June 30, 2019
Gross cost (1)	$600.8
Accumulated impairment losses	(236.5)

Net book amount	$364.3

(1)	Gross cost for 2019 and 2018 is net of $ 298.5 million of historical accumulated amortization.

NOTE 6 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movement year on year:

	Six Months Ended June 30
(in millions)	2019	2018
Gross cost at January 1	$294.6	$295.8
Internally developed software	0.7	0.8
Exchange effect	(0.3)	(1.4)

Gross cost at June 30	295.0	295.2

Accumulated amortization at January 1	(158.3)	(132.5)
Amortization expense	(11.5)	(13.6)
Exchange effect	(0.1)	0.3

Accumulated amortization at June 30	(169.9)	(145.8)

Net book amount at June 30	$125.1	$149.4

Internally developed software has been capitalized in relation to the Company’s information system platforms.
Amortization expense

	Six Months Ended June 30
(in millions)	2019	2018
Product rights	$(1.9)	$(1.9)
Brand names	(0.3)	(0.6)
Technology	(1.7)	(1.7)
Customer relationships	(5.3)	(5.3)
Internally developed software	(2.3)	(4.1)

Total	$(11.5)	$(13.6)

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.
The net service cost for the three and six months ended June 30, 2019 was $0.3 million and $0.5 million respectively (three and six months ended June 30, 2018 – $0.3 million and $0.6 million respectively) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(3.9)	$(3.8)	$(7.8)	$(7.7)
Expected return on plan assets	5.5	5.7	11.1	11.4
Amortization of prior service credit	0.3	0.3	0.5	0.6
Amortization of actuarial net losses	0.0	(0.5)	0.0	(1.0)

	$1.9	$1.7	$3.8	$3.3

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and six months ended June 30, 2019 was $0.1 million and $0.1 million, respectively (three and six months ended June 30, 2018 – $0.1 million and $0.1 million, respectively). The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$0.0	$(0.1)	$(0.1)
Amortization of actuarial net losses	0.0	(0.1)	(0.1)	(0.2)

	$0.0	$(0.1)	$(0.2)	$(0.3)

As at June 30, 2019, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.4 million (December 31, 2018 – $4.4 million).

NOTE 8 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$13.4	$0.6	$14.0
Additions for tax positions of prior periods	0.0	0.6	0.6

Closing balance at June 30	13.4	1.2	14.6
Current	0.0	0.0	0.0

Non-current	$13.4	$1.2	$14.6

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our condensed consolidated statements of income. Related to the unrecognized tax benefits noted above, we have also accrued a net increase in interest and penalties of $0.6 million during the first six months of 2019, and a net increase in interest and penalties of $0.3 million in 2018. Total accrued interest and penalties at June 30, 2019 on all remaining unrecognized tax benefits amounted to $1.2 million (December 31, 2018 – $0.6 million).
All of the $14.6 million of unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.
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
Additional interest of $
0.1
 million has been recorded in the six months to June 30, 2019.
As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an unrecognized tax benefit of $
2.0
 million is recorded, together with an indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.
In the fourth quarter of 2018, the Company recorded an unrecognized tax benefit of $10.8 million. This portion primarily relates to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company accrued a net increase in interest of $0.5 million in the first six months of 2019 relating to this matter.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2015 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (2014 onwards), Italy (2013 onwards), France (2016 onwards), Germany (2014 onwards), Switzerland (2014 onwards) and the United Kingdom (2017 onwards).

NOTE 9 – LONG-TERM DEBT
Long-term debt consists of the following:

(in millions)	June 30, 2019	December 31, 2018
Revolving credit facility	$76.0	$126.0
Term loan	82.5	82.5
Deferred finance costs	(0.5)	(0.9)

	$158.0	$207.6
Due within one year	(21.5)	(21.4)

Due after one year	$136.5	$186.2

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
Movements in the provisions are summarized as follows:

	Six Months Ended June 30
(in millions)	2019	2018
Total at January 1	$49.5	$46.1
Charge for the period	2.1	3.2
Utilized in the period	(2.1)	(1.5)
Exchange effect	(0.1)	0.2

Total at June 30	49.4	48.0
Due within one year	(5.3)	(4.1)

Due after one year	$44.1	$43.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$106.1	$106.1	$123.1	$123.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Interest rate swaps	0.4	0.4	1.9	1.9

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$158.0	$158.0	$207.6	$207.6
Finance leases (including current portion)	2.2	2.2	3.3	3.3
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.5	0.5	0.7	0.7
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	17.9	17.9	15.1	15.1

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

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2019 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2019 was a gain of $1.0 million (first six months of 2018: loss of $1.3 million).
The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first six months of 2019 was a loss of $1.5 million (first six months of 2018: gain of $1.3 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at June 30, 2019, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $4.6 million.
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
Network Security Incident
On June 27, 2019 we experienced a network security incident that prevented access to certain information technology systems and data within our network. The Company took prompt action designed to contain the incident and implemented our business continuity plan. We are working closely with external cybersecurity experts to restore any remaining affected information technology systems. The matter was reported to U.S. law enforcement authorities and the Information Commissioner’s Office in the United Kingdom.

Since the time of the network security incident, our manufacturing processes, which rely on separate networks, have continued to operate safely, largely without interruption, and in compliance with all environmental regulations. The security incident primarily impacted our computer access, email, as well as our computing functions which included: order entry, shipping and receiving, vendor payments, production scheduling, and other systems. These are now either restored or being processed manually, thereby providing business continuity, although resulting in certain delays in sales execution.
We have also taken additional precautionary measures to ensure the continued safe operations of our sites. We have found no evidence that any customer, supplier or employee information was accessed or extracted during the incident, or that any customer or supplier systems or data outside our network have been impacted.
We are still assessing the full financial impact of the incident, including in relation to responsive insurance coverages that may be available, but we believe it has not materially impacted the results for the quarter ended June 30, 2019. Although we expect to incur material future costs, we believe the vast majority will be covered by insurance policies and therefore will have minimal overall net impact on future results. Future orders may be impacted, as we manage production scheduling and shipping, potentially causing delays in order fulfilment. Any delays in order fulfilment or other impacts from this incident may result in an adverse effect on our business, financial condition and results of operations.

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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	545,249	$32.46	$36.06
Granted - at discount	67,230	$0.00	$71.54
- at market value	12,632	$81.07	$22.69
Exercised	(79,916)	$14.67	$27.42
Forfeited	(9,122)	$32.39	$40.47

Outstanding at June 30, 2019	536,073	$32.13	$41.43

At June 30, 2019, there were 39,325 stock options that were exercisable, of which 6,530 had performance conditions attached.
The stock option compensation cost for the first six months of 2019 was $3.2 million (first six months of 2018 – $1.9 million). The total intrinsic value of options exercised in the first six months of 2019 was $2.7 million (first six months of 2018 – $2.2 million).
The total compensation cost related to
non-vested
stock options not yet recognized at June 30, 2019 was $12.2 million and this cost is expected to be recognized over the weighted-average period of 2.12 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2019:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	418,936	$3.47	$52.45
Granted - at discount	121,815	$0.00	$71.36
- at market value	4,359	$81.07	$22.69
Exercised	(129,096)	$2.44	$46.95
Forfeited	(1,500)	$11.57	$48.13

Outstanding at June 30 2019	414,514	$3.55	$59.42

At June 30, 2019 there were 38,488 SEUs that are exercisable, of which 35,720 had performance conditions attached.

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation cost for the first six months of 2019 was $11.8 million (first six months of 2018 – $5.3 million). The total intrinsic value of SEUs exercised in the first six months of 2019 was $7.1 million (first six months of 2018 – $2.4 million).
The weighted-average remaining vesting period of
non-vested
SEUs is
2.20
years.
NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the second quarter of 2019 were:

(in millions)	Amount Reclassified	Affected Line Item in the Statement where
Details about AOCL Components	from AOCL	Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.3)	See (1) below

	(0.3)	Total before tax
	0.0	Income tax expense

Total reclassifications	$(0.3)	Net of tax

Reclassifications out of accumulated other comprehensive loss for the first six months of 2019 were:

(in millions)	Amount Reclassified	Affected Line Item in the Statement where
Details about AOCL Components	from AOCL	Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.6)	See (1) below

	(0.6)	Total before tax
	0.1	Income tax expense

Total reclassifications	$(0.5)	Net of tax

(1)	These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for the first six months of 2019, net of tax, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2018	$1.5	$(18.1)	$(59.1)	$(75.7)

Other comprehensive income before reclassifications	(1.2)	0.0	(1.6)	(2.8)
Amounts reclassified from AOCL	0.0	(0.5)	0.0	(0.5)

Total other comprehensive income	(1.2)	(0.5)	(1.6)	(3.3)

Balance at June 30, 2019	$0.3	$(18.6)	$(60.7)	$(79.0)

NOTE 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326). This replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems.
NOTE 17 – RELATED PARTY TRANSACTIONS
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2019 the Company incurred fees from SGR of $0.4 million (first six months of 2018 – $0.2 million). As at June 30, 2019, the Company did not owe any money to SGR (December 31, 2018
 – $
0.0
million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2019 for a value of $0.3 million. A tendering process is operated to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2019 EMR did not owe any money for scrap metal purchased from the Company.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2019
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
RESULTS OF OPERATIONS
The Company reports its financial performance based on the following four reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.
The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Net sales:
Fuel Specialties	$133.3	$134.2	$289.3	$277.6
Performance Chemicals	104.7	118.9	222.8	242.9
Oilfield Services	122.5	95.0	236.7	187.9
Octane Additives	1.9	10.0	1.9	10.4

	$362.4	$358.1	$750.7	$718.8

Gross profit:
Fuel Specialties	$44.7	$44.5	$100.4	$93.0
Performance Chemicals	24.0	23.8	50.6	49.2
Oilfield Services	41.5	28.6	79.2	60.0
Octane Additives	0.9	5.9	(1.3)	5.1

	$111.1	$102.8	$228.9	$207.3

Operating income/(loss):
Fuel Specialties	$24.1	$23.7	$57.0	$51.9
Performance Chemicals	11.0	9.7	24.5	21.8
Oilfield Services	10.1	4.1	17.9	7.1
Octane Additives	0.1	5.2	(2.7)	3.8
Corporate costs	(13.6)	(14.4)	(28.8)	(27.4)

Total operating income	$31.7	$28.3	$67.9	$57.2

Three Months Ended June 30, 2019
The following table shows the change in components of operating income by reporting segment for the three months ended June 30, 2019 and the three months ended June 30, 2018:

	Three Months Ended June 30
( in millions, except ratios )	2019	2018	Change
Net sales:
Fuel Specialties	$133.3	$134.2	$(0.9)	-1%
Performance Chemicals	104.7	118.9	(14.2)	-12%
Oilfield Services	122.5	95.0	27.5	+29%
Octane Additives	1.9	10.0	(8.1)	-81%

	$362.4	$358.1	$4.3	+1%

Gross profit:
Fuel Specialties	$44.7	$44.5	$0.2	0%
Performance Chemicals	24.0	23.8	0.2	+1%
Oilfield Services	41.5	28.6	12.9	+45%
Octane Additives	0.9	5.9	(5.0)	-85%

	$111.1	$102.8	$8.3	+8%

Gross margin (%):
Fuel Specialties	33.5	33.2	+0.3
Performance Chemicals	22.9	20.0	+2.9
Oilfield Services	33.9	30.1	+3.8
Octane Additives	47.4	59.0	-11.6
Aggregate	30.7	28.7	+2.0

Operating expenses:
Fuel Specialties	$(20.6)	$(20.8)	$0.2	-1%
Performance Chemicals	(13.0)	(14.1)	1.1	-8%
Oilfield Services	(31.4)	(24.5)	(6.9)	+28%
Octane Additives	(0.8)	(0.7)	(0.1)	+14%
Corporate costs	(13.6)	(14.4)	0.8	-6%

	$(79.4)	$(74.5)	$(4.9)	+7%

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2019
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-21	-7	-4	+117	-2
Price and product mix	+21	+9	+10	-96	+5
Exchange rates	0	-9	-1	0	-4

	0	-7	+5	+21	-1

Volumes were lower in all our regions driven by a reduction in the sales of low margin high volumes products. All our regions benefitted from favorable price and product mix due to the increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, partly offset by an adverse price and product mix. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year on year gross margin increased by 0.3 percentage points compared to a strong comparative quarter, driven by a favorable sales mix and despite some disruption to the supply of raw materials.
Operating expenses:
the year on year decrease of $0.2 million was primarily driven by a decrease in the provisions for doubtful debts.

Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2019
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-10	-5	+10	-6
Price and product mix	+5	-5	-11	-2
Exchange rates	0	-6	-4	-4

	-5	-16	-5	-12

Higher volumes in ASPAC were offset by an adverse price and product mix due to increased sales of lower margin products. Lower volumes in the Americas and EMEA were driven by a customer taking some volume in-house. Price and product mix in the Americas benefitted from increased sales of higher margin products, while EMEA was adversely impacted by lower raw material prices driving lower selling prices for certain products. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year on year increase of 2.9 percentage points was driven by an improved sales mix, better raw material prices and the continued benefit of several improvement projects.
Operating expenses:
the year on year decrease of $1.1 million was due to the benefit of a weaker European Union euro against the U.S. dollar, together with lower costs as a result of the closure of our operation in Belgium in the prior year.

Oilfield Services
Net sales:
the year on year increase of $27.5 million, or 29 percent, was due to improved customer activity in production and stimulation driven by increased sales of higher margin products.
Gross margin:
the year on year increase of 3.8 percentage points was primarily due to a favorable sales mix.
Operating expenses:
the year on year increase of $6.9 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.
Octane Additives
Net sales:
were $1.9 million in the quarter compared to $10.0 million in the second quarter of 2018. Reduced sales are in line with expectations as our one remaining customer continues their transition to unleaded fuel.
Gross margin:
the year on year decrease of 11.6 percentage points was due to lower production volumes spread over the predominantly fixed cost of manufacturing operations.
Operating expenses:
the year on year increase of $0.1 million was due to the timing of incidental expenditure.
Other Income Statement Captions
Corporate costs:
the year on year decrease of $0.8 million primarily relates to lower amortization of our internally developed software following the amortization of our first deployment to the Americas which ended in the third quarter of 2018, together with the benefit of a weakening of the British pound sterling against the U.S. dollar for our United Kingdom cost base; partly offset by higher personnel related expenses including higher share-based compensation accruals.
Other net income/(loss):
for the second quarter of 2019 and 2018, includes the following:

	2019	2018	Change
United Kingdom pension credit	$1.9	$1.6	$0.3
German pension charge	0.0	(0.1)	0.1
Foreign exchange losses on translation	(2.7)	(2.6)	(0.1)
Foreign currency forward contracts gains	0.8	4.1	(3.3)

	$0.0	$3.0	$(3.0)

Interest expense, net:
was $1.2 million in the second quarter compared to $1.8 million in the second quarter of the prior year, driven by lower average net debt as the business has generated cash inflows and repaid a portion of the Company’s revolving credit facility.
Income taxes:
the effective tax rate was 26.9% and 26.1% in the second quarter of 2019 and 2018, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 25.6% in 2019 compared with 24.8% in 2018. The 0.8% increase in the adjusted effective rate was primarily due to the fact that a smaller proportion of the Company’s profits are being generated in low tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended June 30
(in millions)	2019	2018
Income before income taxes	$30.5	$29.5
Adjustment for stock compensation	1.1	1.1

	$31.6	$30.6

Income taxes	$8.2	$7.7
Tax on stock compensation	0.3	(0.1)
Adjustment of income tax provision	(0.4)	0.0

	$8.1	$7.6

GAAP effective tax rate	26.9%	26.1%
Adjusted effective tax rate	25.6%	24.8%

Six Months Ended June 30, 2019
The following table shows the change in components of operating income by reporting segment for the six months ended June 30, 2019 and the six months ended June 30, 2018:

	Six Months Ended June 30
( in millions, except ratios )	2019	2018	Change
Net sales:
Fuel Specialties	$289.3	$277.6	$11.7	+4%
Performance Chemicals	222.8	242.9	(20.1)	-8%
Oilfield Services	236.7	187.9	48.8	+26%
Octane Additives	1.9	10.4	(8.5)	-82%

	$750.7	$718.8	$31.9	+4%

Gross profit/(loss):
Fuel Specialties	$100.4	$93.0	$7.4	+8%
Performance Chemicals	50.6	49.2	1.4	+3%
Oilfield Services	79.2	60.0	19.2	+32%
Octane Additives	(1.3)	5.1	(6.4)	-125%

	$228.9	$207.3	$21.6	+10%

Gross margin (%):
Fuel Specialties	34.7	33.5	+1.2
Performance Chemicals	22.7	20.3	+2.4
Oilfield Services	33.5	31.9	+1.6
Octane Additives	-68.4	49.0	-117.4
Aggregate	30.5	28.8	+1.7

Operating expenses:
Fuel Specialties	$(43.4)	$(41.1)	$(2.3)	+6%
Performance Chemicals	(26.1)	(27.4)	1.3	-5%
Oilfield Services	(61.3)	(52.9)	(8.4)	+16%
Octane Additives	(1.4)	(1.3)	(0.1)	+8%
Corporate costs	(28.8)	(27.4)	(1.4)	+5%

	$(161.0)	$(150.1)	$(10.9)	+7%

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2019
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-10	+1	+23	+39	+2
Price and product mix	+11	+8	-2	-20	+6
Exchange rates	0	-8	-1	0	-4

	+1	+1	+20	+19	+4

Volumes in EMEA and ASPAC were higher, driven by increased demand for our products and technology. Volumes in the Americas were lower due to the timing of demand for high volume products. Price and product mix in the Americas and EMEA benefited from increased sales of higher margin products, while ASPAC was adversely impacted by higher sales of lower margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, partly offset by an adverse price and product mix. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year on year increase of 1.2 percentage points benefitted from an improvement in the mix of product sales compared to a weaker prior year comparative.
Operating expenses:
the year on year increase of $2.3 million was driven by an increase in the provisions for doubtful debts together with higher personnel related expenses due to increased share-based compensation accruals.

Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2019
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-5	-3	+8	-3
Price and product mix	+6	-3	-4	-1
Exchange rates	0	-6	-4	-4

	+1	-12	0	-8

Higher volumes in ASPAC were driven by increased demand for our Personal Care products, partly offset by an adverse price and product mix. Lower volumes in the Americas and EMEA were driven by a customer taking some volume in-house. Price and product mix in the Americas benefitted from increased sales of higher margin products, while EMEA was adversely impacted by lower raw material prices driving lower selling prices for certain products. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin:
the year on year increase of 2.4 percentage points was driven by an improved sales mix, better raw material prices and the continued benefit of several improvement projects.
Operating expenses:
the year on year decrease of $1.3 million was primarily due to the benefit of a weaker European Union euro against the U.S. dollar and lower costs as a result of the closure of our operation in Belgium in the prior year.
Oilfield Services
Net sales:
the year on year increase of $48.8 million, or 26 percent, was due to improved customer activity in production and stimulation driven by increased sales of higher margin products.
Gross margin:
the year on year increase of 1.6 percentage points was due to an improved customer and product mix.
Operating expenses:
the year on year increase of $8.4 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.
Octane Additives
Net sales:
were $1.9 million for the first six months compared to $10.4 million in the first six months of 2018. Reduced sales are in line with expectations as our one remaining customer continues their transition to unleaded fuel.
Gross margin:
was negative due to lower production volumes spread over the predominately fixed cost of manufacturing operations.
Operating expenses:
the year on year increase of $0.1 million was due to the timing of incidental expenditure.
Other Income Statement Captions
Corporate costs:
the year on year increase of $1.4 million primarily relates to higher personnel related expenses including higher share-based compensation accruals; partly offset by a reduction for the amortization of our internally developed software following the amortization of our first deployment to the Americas which ended in the third quarter of 2018 and the benefit of a weakening of the British pound sterling against the U.S. dollar for our United Kingdom cost base.
Other net income/(loss):
for the first six months of 2019 and 2018, includes the following:

	2019	2018	Change
United Kingdom pension credit	$3.8	$3.2	$0.6
German pension charge	(0.2)	(0.3)	0.1
Foreign exchange losses on translation	(0.5)	(0.4)	(0.1)
Foreign currency forward contracts gains	1.0	3.0	(2.0)

	$4.1	$5.5	$(1.4)

Interest expense, net:
was $2.7 million for the first six months compared to $3.5 million in the first six months of the prior year, driven by lower average net debt as the business has generated cash inflows.
Income taxes:
the effective tax rate was 26.4% and 25.7% in the first six months of 2019 and 2018, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 26.4% in the first six months of 2019 compared with 24.8% in the first six months of

2018. The 1.6% increase in the adjusted effective tax rate reflects the impact of a smaller proportion of the Company’s profits being generated in low tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Six Months Ended June 30
(in millions)	2019	2018
Income before income taxes	$69.3	$59.2
Adjustment for stock compensation	2.6	1.9
Indemnification asset regarding tax audit	0.0	(0.5)

	$71.9	$60.6

Income taxes	$18.3	$15.2
Tax on stock compensation	1.3	0.4
Adjustment of income tax provision	(0.6)	(0.6)

	$19.0	$15.0

GAAP effective tax rate	26.4%	25.7%
Adjusted effective tax rate	26.4%	24.8%

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

(in millions)	June 30, 2019	December 31, 2018
Total current assets	$650.5	$663.9
Total current liabilities	(303.7)	(296.6)

Working capital	346.8	367.3
Less cash and cash equivalents	(106.1)	(123.1)
Less prepaid income taxes	(4.3)	(1.5)
Add back current portion of accrued income taxes	14.2	8.6
Add back current portion of long-term debt	21.5	21.4
Add back current portion of finance leases	1.3	1.8
Add back current portion of plant closure provisions	5.3	5.9
Add back current portion of operating lease liabilities	11.6	0.0

Adjusted working capital	$290.3	$280.4

In the first six months of 2019 our working capital decreased by $20.5 million, while our adjusted working capital increased by $9.9 million. The difference is primarily due to changes in accrued and prepaid income taxes and cash and cash equivalents, and the exclusion of the current portion of operating lease liabilities from our adjusted working capital.
We had a $0.3 million increase in trade and other accounts receivable driven by higher sales in our Oilfield Services segment. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 54 days; increased in our Performance Chemicals segment from 65 days to 67 days; and increased from 56 days to 60 days in our Oilfield Services segment.
We had a $0.2 million increase in inventories, with decreases in our Fuel Specialties segment due to improved control of working capital, being offset by increases in our Performance Chemicals and Octane Additives segments, as they built up inventories to cover plant shutdowns and meet expected demand in the next quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 90 days to 102 days; increased in our Performance Chemicals segment from 59 days to 68 days; and decreased from 82 days to 75 days in our Oilfield Services segment.
Prepaid expenses increased $0.3 million, from $11.6 million to $11.9 million.
We had a $9.8 million decrease in accounts payable and accrued liabilities due to the timing of supplier payments in the quarter. Creditor days (including GRNI) in our Fuel Specialties segment decreased from 43 days to 42 days; increased in our Performance Chemicals segment from 52 days to 53 days; and increased in our Oilfield Services segment from 49 days to 59 days.

Operating Cash Flows
We generated cash from operating activities of $63.2 million in the first six months of 2019 compared to cash inflows of $0.3 million in the first six months of 2018. Year over year cash from operating activities has benefitted from our effective control of working capital across our business, in particular our Oilfield Services segment has controlled inventory levels while sales have significantly increased year on year. There has also been a favorable cash flow from the timing of income tax payments.
Cash
At June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $106.1 million and $123.1 million, respectively, of which $62.9 million and $101.4 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom. The Company is currently in a position to control whether or not to repatriate foreign earnings.
Debt
At June 30, 2019, we had $76.0 million of debt outstanding under the revolving credit facility, $82.5 million of debt outstanding on our term loan and $2.2 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
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
The Company’s exposure to market risk has been discussed in the Company’s 2018 Annual Report on Form
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were not effective as of June 30, 2019, as a result of the material weakness described below.
As disclosed in Note 13, Commitments and Contingencies, on June 27, 2019, we experienced a network security incident that prevented access to certain information technology systems and data within our network. Although we believe the incident has not had a material impact on the results, there potentially could have been, which leads to the conclusion there was a material weakness over our information technology infrastructure. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results.
Management will develop a remediation plan to address the material weakness related to its information technology infrastructure. The remediation plan will include, but not be limited to, redesign of procedures and controls over cyber security and the areas breaches may impact. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.
Notwithstanding the material weakness, we believe the condensed consolidated financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
Changes in Internal Control over Financial Reporting
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.
We have implemented a new group consolidation system in the quarter. As a result, new processes and controls have been necessary which provide management with the assurance over the accuracy of the Company’s consolidated results.
Other than this, and the effect of the material weakness noted in the Evaluation of Disclosure Controls and Procedures section, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules
13a-15
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

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2018 Form
10-K
and under “Risk Factors” in Item 1A of Part II of our Form
10-Q
for the quarter ended March 31, 2019. In management’s view, there have been no material changes in the risk factors facing the Company since that time other than the following updates:
An information technology system failure may adversely affect our business.
We rely on information technology systems to transact our business. Like other global companies, we have, from time to time, experienced threats to our data and systems. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and breaches of our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent physical and electronic break-ins,
cyber-attacks or other security breaches to our computer systems. As we have disclosed, we experienced a network security incident that prevented access to certain information technology systems and data within our network. We are in the process of assessing the impact of that incident on our business and results of operations as well as additional actions we can take to improve our information technology systems and our security and the associated costs. Even after our remediation efforts, our systems, processes, software and network may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. An information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows. Although we have insurance coverage insuring against costs resulting from cyber-attacks, it is possible that there could be disputes with our insurers about the availability of insurance coverage for claims related to such incidents.
If we fail to maintain proper and effective internal controls, our ability to operate our business and to produce accurate and timely financial statements could be impaired, which could harm our operating results and investors’ views of us, and thereby adversely affect the market price of our common stock.
As disclosed in Part I, Item 4 of this Form
10-Q,
management concluded that a material weakness relating to our information technology infrastructure exists as a result of the network security incident disclosed in Note 13, Commitments and Contingencies. While we are actively engaged in developing and implementing remedial measures designed to address the control deficiencies giving rise to the identified material weakness, we have not remedied these matters as of the date of this Form
10-Q
and can provide no assurance that we will be successful in remediating these deficiencies or the material weakness in a timely manner, or at all, or that we will not identify additional deficiencies and material weaknesses in the future. If our remedial measures are insufficient to address these deficiencies or the material weakness, or if additional material weaknesses or deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the perception of our business and the market price of our common stock.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.
On November 6, 2018 the Company announced that its board of directors had approved the repurchase of up to $100 million of Innospec’s common stock over the following three years. During the six months ended June 30, 2019, no shares of our common stock were repurchased by the Company under this share repurchase program.
During the quarter ended June 30, 2019 the company has purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
May 1, 2019 through May 31, 2019	2,769	$82.87
Total	2,769	$82.87

Item 3	Defaults Upon Senior Securities

None.
Item 4	Mine Safety Disclosures

Not applicable.
Item 5	Other Information

None.

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Item - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: August 6, 2019	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 6, 2019	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer