Form 10-Q
period 2019-09-30
INNOSPEC INC.
filed 2019-11-06
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, par value $0.01	24,495,893

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form
10-Q
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form
10-K
for the year ended December 31, 2018, Innospec’s Quarterly Reports on Form
10-Q
for the quarter ended March 31, 2019, the quarter ended June 30, 2019, this Form
10-Q
and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2019	2018	2019	2018
Net sales	$371.9	$363.1	$1,122.6	$1,081.9
Cost of goods sold	(252.8)	(252.1)	(774.6)	(763.6)

Gross profit	119.1	111.0	348.0	318.3
Operating expenses:
Selling, general and administrative	(71.2)	(64.7)	(214.9)	(197.8)
Research and development	(9.7)	(8.1)	(27.0)	(25.1)
Restructuring charge	0.0	(4.8)	0.0	(4.8)

Total operating expenses	(80.9)	(77.6)	(241.9)	(227.7)

Operating income	38.2	33.4	106.1	90.6
Other income/(expense), net	1.0	(1.2)	5.1	4.3
Interest expense, net	(1.4)	(1.8)	(4.1)	(5.3)

Income before income tax expense	37.8	30.4	107.1	89.6
Income tax expense	(7.7)	(9.8)	(26.0)	(25.0)

Net income	$30.1	$20.6	$81.1	$64.6

Earnings per share:
Basic	$1.23	$0.84	$3.31	$2.65

Diluted	$1.22	$0.84	$3.28	$2.63

Weighted average shares outstanding (in thousands):
Basic	24,491	24,419	24,476	24,399

Diluted	24,715	24,597	24,700	24,580

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Net income	$30.1	$20.6	$81.1	$64.6

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $1.1million, $0.2 million, $1.2 million and $1.2 million respectively	(12.4)	(1.5)	(14.0)	(12.4)
Changes in unrealized gains on derivative instruments, net of tax of $0.1 million, $0.0 million, $0.3 million and $(0.2) million respectively	(0.3)	(0.1)	(1.5)	1.0
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million respectively	(0.1)	(0.2)	(0.6)	(0.7)
Amortization of actuarial net losses, net of tax of $0.0 million, $(0.1) million, $0.0 million and $(0.2) million respectively	0.0	0.4	0.0	1.3

Total other comprehensive loss	(12.8)	(1.4)	(16.1)	(10.8)

Total comprehensive income	$17.3	$19.2	$65.0	$53.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110.3	$123.1
Trade and other accounts receivable (less allowances of $6.5 million and $2.9 million respectively)	296.5	279.7
Inventories (less allowances of $15.0 million and $13.6 million respectively):
Finished goods	175.1	180.2
Raw materials	76.3	67.8

Total inventories	251.4	248.0
Prepaid expenses	8.9	11.6
Prepaid income taxes	6.0	1.5
Other current assets	0.2	0.0

Total current assets	673.3	663.9
Net property, plant and equipment	195.0	196.4
Goodwill	360.5	364.9
Operating lease right-of-use assets	33.8	0.0
Other intangible assets	118.4	136.3
Deferred tax assets	8.3	8.8
Pension asset	100.7	95.9
Other non-current assets	4.4	7.2

Total assets	$1,494.4	$1,473.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC
INC.
AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	106.1	126.8
Accrued liabilities	159.5	132.1
Current portion of long-term debt	0.0	21.4
Current portion of finance leases	1.2	1.8
Current portion of plant closure provisions	3.9	5.9
Current portion of accrued income taxes	15.0	8.6
Current portion of operating lease liabilities	11.0	0.0

Total current liabilities	296.7	296.6
Long-term debt, net of current portion	131.2	186.2
Finance leases, net of current portion	0.6	1.5
Plant closure provisions, net of current portion	45.3	43.6
Accrued income taxes, net of current portion	36.2	40.0
Unrecognized tax benefits, net of current portion	14.9	14.0
Operating lease liabilities, net of current portion	22.8	0.0
Deferred tax liabilities	47.2	48.2
Pension liabilities and post-employment benefits	15.4	15.7
Other non-current liabilities	1.9	2.1

Total liabilities	612.2	647.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	329.4	324.9
Treasury stock (5,058,972 and 5,120,799 shares at cost, respectively)	(93.3)	(92.8)
Retained earnings	737.2	668.3
Accumulated other comprehensive loss	(91.8)	(75.7)

Total Innospec stockholders’ equity	881.8	825.0
Non-controlling interest	0.4	0.5

Total equity	882.2	825.5

Total liabilities and equity	$1,494.4	$1,473.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(in millions)	2019	2018
Cash Flows from Operating Activities
Net income	$81.1	$64.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	37.9
Deferred tax expense	(0.1)	2.4
Cash contributions to defined benefit pension plans	(0.4)	(0.8)
Non-cash movements on defined benefit pension plans	(4.7)	(3.2)
Stock option compensation	4.9	3.0
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(20.8)	(47.0)
Inventories	(6.0)	(55.5)
Prepaid expenses	2.5	3.6
Accounts payable and accrued liabilities	9.4	32.2
Accrued income taxes	(0.4)	(6.4)
Plant closure provisions	0.1	3.0
Unrecognized tax benefits	1.0	0.7
Other assets and liabilities	0.3	0.6

Net cash provided by operating activities	103.2	35.1

Cash Flows from Investing Activities
Capital expenditures	(22.6)	(20.0)
Business combinations, net of cash acquired	0.0	(5.4)
Internally developed software	(1.1)	(0.8)

Net cash used in investing activities	(23.7)	(26.2)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	105.5	10.0
Repayments of revolving credit facility	(99.0)	(5.0)
Receipt of short-term borrowing	0.0	0.5
Repayment of term loan	(82.5)	0.0
Repayments of finance leases	(1.3)	(2.1)
Refinancing costs	(1.3)	0.0
Dividend paid	(12.2)	(10.7)
Issue of treasury stock	1.2	1.1
Repurchase of common stock	(2.2)	(1.2)

Net cash used in financing activities	(91.8)	(7.4)
Effect of foreign currency exchange rate changes on cash	(0.5)	(0.3)

Net change in cash and cash equivalents	(12.8)	1.2
Cash and cash equivalents at beginning of period	123.1	90.2

Cash and cash equivalents at end of period	$110.3	$91.4

Amortization of deferred finance costs of $0.9 million (2018 – $0.5 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				81.1			81.1
Dividend paid				(12.2)			(12.2)
Changes in cumulative translation adjustment, net of tax					(14.0)		(14.0)
Changes in unrealized gains on derivative instruments, net of tax					(1.5)		(1.5)
Share of net income						(0.1)	(0.1)
Treasury stock reissued		(0.4)	1.6				1.2
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		4.9					4.9
Amortization of prior service credit, net of tax					(0.6)		(0.6)

Balance at September 30, 2019	$0.3	$329.4	$(93.3)	$737.2	$(91.8)	$0.4	$882.2

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				64.6			64.6
Dividend paid				(10.7)			(10.7)
Changes in cumulative translation adjustment, net of tax					(12.4)		(12.4)
Changes in unrealized gains on derivative instruments, net of tax					1.0		1.0
Treasury stock reissued		(0.5)	1.6				1.1
Treasury stock repurchased			(1.2)				(1.2)
Stock option compensation		3.0					3.0
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Amortization of actuarial net losses, net of tax					1.3		1.3

Balance at September 30, 2018	$0.3	$322.9	$(92.9)	$658.9	$(49.3)	$0.4	$840.3

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2019	$0.3	$327.7	$(93.4)	$707.1	$(79.0)	$0.4	$863.1
Net income				30.1			30.1
Changes in cumulative translation adjustment, net of tax					(12.4)		(12.4)
Changes in unrealized gains on derivative instruments, net of tax					(0.3)		(0.3)
Treasury stock reissued			0.1				0.1
Stock option compensation		1.7					1.7
Amortization of prior service credit, net of tax					(0.1)		(0.1)

Balance at September 30, 2019	$0.3	$329.4	$(93.3)	$737.2	$(91.8)	$0.4	$882.2

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2018	$0.3	$321.6	$(93.0)	$638.3	$(47.9)	$0.4	$819.7
Net income				20.6			20.6
Changes in cumulative translation adjustment, net of tax					(1.5)		(1.5)
Changes in unrealized gains on derivative instruments, net of tax					(0.1)		(0.1)
Treasury stock reissued		0.2	0.1				0.3
Stock option compensation		1.1					1.1
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.4		0.4

Balance at September 30, 2018	$0.3	$322.9	$(92.9)	$658.9	$(49.3)	$0.4	$840.3

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
We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease ROU assets, and operating lease liabilities (current and non-current)
on our condensed consolidated balance sheet at September 30, 2019. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current)
on our consolidated balance sheet at September 30, 2019.

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
We do not recognize a ROU asset or operating lease liability for short-term leases (with a length of one year or less), and any associated cost is recognized, as incurred, through the income statement
.

1
0

NOTE 2 – SEGMENT REPORTING
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
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Net Sales:
Refinery and Performance	$96.5	$97.8	$309.0	$306.9
Other	47.6	37.1	124.4	105.6

Fuel Specialties	144.1	134.9	433.4	412.5

Personal Care	55.0	60.6	170.9	183.6
Home Care	21.1	28.2	71.2	84.5
Other	23.8	26.0	80.6	89.6

Performance Chemicals	99.9	114.8	322.7	357.7

Oilfield Services	121.4	104.2	358.1	292.1
Octane Additives	6.5	9.2	8.4	19.6

	$371.9	$363.1	$1,122.6	$1,081.9
Gross profit/(loss):
Fuel Specialties	$54.1	$48.8	$154.5	$141.8
Performance Chemicals	22.6	25.3	73.2	74.5
Oilfield Services	41.2	33.5	120.4	93.5
Octane Additives	1.2	3.4	(0.1)	8.5

	$119.1	$111.0	$348.0	$318.3
Operating income/(loss):
Fuel Specialties	$31.1	$28.8	$88.1	$80.7
Performance Chemicals	9.3	12.4	33.8	34.2
Oilfield Services	10.0	7.0	27.9	14.1
Octane Additives	0.8	2.7	(1.9)	6.5
Corporate costs	(13.0)	(12.7)	(41.8)	(40.1)
Restructuring charge	0.0	(4.8)	0.0	(4.8)

Total operating income	$38.2	$33.4	$106.1	$90.6

1
1

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Depreciation:
Fuel Specialties	$0.9	$1.0	$2.8	$2.9
Performance Chemicals	2.8	2.6	8.0	7.8
Oilfield Services	1.7	1.5	5.2	4.6
Octane Additives	0.3	0.3	0.9	0.9
Corporate	0.5	0.3	1.3	0.8

	$6.2	$5.7	$18.2	$17.0
Amortization:
Performance Chemicals	$2.2	$2.3	$6.6	$6.8
Oilfield Services	2.6	2.7	7.9	8.1
Corporate	0.9	1.8	2.7	5.5

	$5.7	$6.8	$17.2	$20.4

1
2

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method.
Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Numerator (in millions):
Net income available to common stockholders	$30.1	$20.6	$81.1	$64.6

Denominator (in thousands):
Weighted average common shares outstanding	24,491	24,419	24,476	24,399
Dilutive effect of stock options and awards	224	178	224	181

Denominator for diluted earnings per share	24,715	24,597	24,700	24,580

Net income per share, basic:	$1.23	$0.84	$3.31	$2.65

Net income per share, diluted:	$1.22	$0.84	$3.28	$2.63

In the three and nine months ended September 30, 2019, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 12,539 and 6,270, respectively (three and nine months ended September 30, 2018 – 0 and 0, respectively).
NOTE 4 – LEASES
We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up
 to 11 years, some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows:

( in millions )	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$0.4	$1.4
Interest on lease liabilities	0.0	0.0

Total finance lease cost	0.4	1.4
Operating lease cost	3.0	9.0
Short-term lease cost	0.8	1.7
Variable lease cost	0.1	0.3
Sub-lease income	0.0	0.0

Total lease cost	$4.3	$12.4

1
3

Supplemental cash flow information related to leases is as follows:

( in millions )	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.7	$10.6
Operating cash flows from finance leases	0.5	1.6
Financing cash flows from finance leases	0.0	0.0
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1.2	$3.1
Finance leases	0.0	0.0

Supplemental balance sheet information related to leases is as follows:

( in millions except lease term and discount rate )	September 30 2019
Operating leases:
Operating lease right-of-use assets	$33.8

Current portion of operating lease liabilities	$11.0
Operating lease liabilities, net of current portion	22.8

Total operating lease liabilities	$33.8

Finance leases:
Property, plant and equipment at cost	$10.5
Accumulated depreciation	(8.3)

Net property, plant and equipment, net	$2.2

Current portion of finance leases	$1.2
Finance leases, net of current portion	0.6

Total finance lease liabilities	$1.8

Weighted average remaining lease term:
Operating leases	3.4 years
Finance leases	1.8 years
Weighted average discount rate:
Operating leases	3.1%
Finance leases	2.4%

1
4

Maturities of lease liabilities were as follows as at September 30, 2019:

( in millions )	Operating leases	Finance leases
Within one year	$11.0	$1.2
Year two	9.0	0.6
Year three	6.4	0.2
Year four	4.5	0.0
Year five	2.4	0.0
Thereafter	2.7	0.0

Total lease payments	36.0	2.0
Less imputed interest	(2.2)	(0.2)

Total	$33.8	$1.8

As of September 30, 2019, additional operating and finance leases that have not yet commenced are $0.2 million.
Future lease payments for all non
-
cancelable operating and finance leases as of December 31, 2018 are as follows, as accounted for under the previous lease standard, ASC 840. As such the amounts are not directly comparable to those included above.

( in millions )	Operating leases	Finance leases
Within one year	$6.5	$1.8
Year two	4.5	1.0
Year three	3.2	0.4
Year four	2.3	0.1
Year five	2.1	0.0
Thereafter	4.4	0.0

Total lease payments	$23.0	$3.3

1
5

NOTE 5 – GOODWILL
The following table summarizes goodwill at the balance sheet dates:

(in millions)	Total
At December 31, 2018
Gross cost (1)	$601.4
Accumulated impairment losses	(236.5)

Net book amount	$364.9

Exchange effect	(4.4)
At September 30, 2019
Gross cost (1)	$597.0
Accumulated impairment losses	(236.5)

Net book amount	$360.5

(1)	Gross cost for 2019 and 2018 is net of $ 298.5 million of historical accumulated amortization.

1
6

NOTE 6 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movement year on year:

	Nine Months Ended September 30
(in millions)	2019	2018
Gross cost at January 1	$294.6	$295.8
Internally developed software	1.1	0.8
Exchange effect	(2.1)	(1.6)

Gross cost at September 30	293.6	295.0

Accumulated amortization at January 1	(158.3)	(132.5)
Amortization expense	(17.2)	(20.4)
Exchange effect	0.3	0.2

Accumulated amortization at September 30	(175.2)	(152.7)

Net book amount at September 30	$118.4	$142.3

Internally developed software has been capitalized in relation to the Company’s information system platforms.
Amortization expense

	Nine Months Ended September 30
(in millions)	2019	2018
Product rights	$(2.8)	$(2.8)
Brand names	(0.5)	(0.9)
Technology	(2.5)	(2.5)
Customer relationships	(7.9)	(8.0)
Internally developed software	(3.5)	(6.2)

Total	$(17.2)	$(20.4)

1
7

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners
.
The net service cost for the three and nine months ended September 30, 2019 was $0.2 million and $0.7 million respectively (three and nine months ended September 30, 2018 – $0.3 million and $0.9 million respectively) and has been recognized in selling, general and administrative expenses within corporate costs.
The following table shows the income statement effect recognized within other income, net:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(3.6)	$(3.7)	$(11.4)	$(11.4)
Expected return on plan assets	5.5	5.5	16.5	16.9
Amortization of prior service credit	0.1	0.2	0.7	0.8
Amortization of actuarial net losses	0.0	(0.5)	0.0	(1.5)

	$2.0	$1.5	$5.8	$4.8

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and nine months ended September 30, 2019 was $0.0 million and $0.1 million, respectively (three and nine months ended September 30, 2018 – $0.0 million and $0.1 million, respectively)

and has been recognized in selling, general and administrative expenses.

The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Plan net pension charge:
Interest cost on projected benefit obligation	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Amortization of actuarial net losses	(0.1)	(0.1)	(0.2)	(0.3)

	$(0.2)	$(0.2)	$(0.4)	$(0.5)

As at September 30, 2019, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.2 million (December 31, 2018 – $4.4 million).

NOTE 8 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$13.4	$0.6	$14.0
Additions for tax positions of prior periods	0.0	0.9	0.9

Closing balance at September 30	13.4	1.5	14.9
Current	0.0	0.0	0.0

Non-current	$13.4	$1.5	$14.9
We recognize accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our condensed consolidated statements of income. Related to the unrecognized tax benefits noted above, we have also accrued a net increase in interest and penalties of $0.9 million during the first nine months of 2019, and a net increase in interest and penalties of $0.3 million in 2018. Total accrued interest and penalties at September 30, 2019 on all remaining unrecognized tax benefits amounted to $1.5 million (December 31, 2018 – $0.6 million).
All of the $14.9 million of unrecognized tax benefits, interest and penalties, would impact our effective tax rate if recognized.
As previously disclosed, tax audits have been opened by the Italian tax authorities in respect of Innospec Performance Chemicals Italia Srl, acquired as part of the Huntsman business, in relation to the period 2011 to 2013 inclusive. The Company believes that additional tax of approximately $0.5 million, together with associated interest of $0.2 million, may arise as a result of the 2011 audit. This amount was recorded at December 31, 2017. During 2018, the Company determined that additional tax of approximately $0.9 million, together with associated interest of $0.3 million, may arise as a result of the 2012 and 2013 audits collectively. Additional interest of $0.1 million has been recorded in the nine months to September 30, 2019. During the third quarter of 2019 the Italian Tax Authorities opened a tax audit into the 2014 accounting period. As this is currently limited to information gathering and no tax has been assessed the unrecognized tax benefits have not been updated as a result of the 2014 audit.

As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an unrecognized tax benefit of $
2.0
 million is recorded, together with an indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.
In the fourth quarter of 2018, the Company recorded an unrecognized tax benefit of $10.8 million. This portion primarily relates to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company accrued a net increase in interest of $0.7 million in the first nine months of 2019 relating to this matter.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2015 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (
2014
onwards), Italy (2013 onwards), France (
2016
onwards), Germany (
2014
onwards), Switzerland (
2014
onwards) and the United Kingdom (
2017
onwards).

NOTE 9 – LONG-TERM DEBT
Long-term debt consists of the following:

(in millions)	September 30, 2019	December 31, 2018
Revolving credit facility	$132.5	$126.0
Term loan	0.0	82.5
Deferred finance costs	(1.3)	(0.9)

	$131.2	$207.6
Due within one year	0.0	(21.4)

Due after one year	$131.2	$186.2
On September
26
, 2019, Innospec and certain of its subsidiaries entered into a new agreement for a $250.0 million revolving credit facility until
September 25, 2023

with an option to request an extension to the facility for a further year. The facility also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of u
p to
 $125.0 million
.
On September 30, 2019 the Company repaid its
pre-existing
term loan and revolving credit facility that had been amended and restated on December 14, 2016, and replaced this borrowing with the new credit facility.
As a result, refinancing costs of $1.3 million were capitalized which are being amortized over the expected life of the facility.
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
Movements in the provisions are summarized as follows:

	Nine Months Ended September 30
(in millions)	2019	2018
Total at January 1	$49.5	$46.1
Charge for the period	3.2	5.1
Utilized in the period	(3.1)	(2.1)
Exchange effect	(0.4)	(0.2)

Total at September 30	49.2	48.9
Due within one year	(3.9)	(4.0)

Due after one year	$45.3	$44.9
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

2
0

NOTE 11 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$110.3	$110.3	$123.1	$123.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Interest rate swaps	0.1	0.1	1.9	1.9

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$131.2	$131.2	$207.6	$207.6
Finance leases (including current portion)	1.8	1.8	3.3	3.3
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.7	0.7
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	19.6	19.6	15.1	15.1

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
Long-term debt and finance leases:
Long-term debt comprises the revolving credit facility and a term loan in the prior year, which are shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value, as the discounting to its present value is offset by the interest rate swaps. Finance leases relate to certain fixed assets in our Fuel Specialties and Oilfield Services segments. The carrying amount of long-term debt and finance leases approximates to the fair value.
Stock equivalent units:
The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

2
1

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2019 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2019 was a gain of $2.9 million (first nine months of 2018: loss of $1.6 million).
The Company enters into interest rate swaps to minimize interest rate exposure related to a part of our borrowing requirements. These interest rate swaps have been designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first nine months of 2019 was a loss of $1.8

million (first nine months of 2018: gain of $1.2 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at September 30, 2019, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $4.7 million.
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
Network Security Incident
As reported in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2019, we experienced a network security incident on June 27, 2019 that prevented access to certain information technology systems and data within our network. We took immediate action to contain the incident and implemented our business continuity plan. We have worked closely with external cybersecurity experts to restore our affected information technology systems. Most of our affected systems and data have been restored and we continue work to recover the remaining systems. The matter has been reported to local law enforcement authorities and the Information Commissioner’s Office in the United Kingdom.

2
2

We are still assessing the financial impact of the incident, including in relation to responsive insurance coverages that may be available. The full financial impacts are not known at this time, but it has not materially impacted the results for either the three or nine months ended September 30, 2019.

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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	545,249	$32.46	$36.06
Granted - at discount	67,230	$0.00	$71.54
- at market value	12,539	$81.07	$22.69
Exercised	(89,119)	$13.23	$29.30
Forfeited	(11,845)	$41.62	$36.25

Outstanding at September 30, 2019	524,054	$32.52	$41.44

At September 30, 2019, there were 39,225 stock options that were exercisable, of which 6,130 had performance conditions attached.
The stock option compensation cost for the first nine months of 2019 was $4.9 million (first nine months of 2018 – $3.0 million). The total intrinsic value of options exercised in the first nine months of 2019 was $2.7 million (first nine months of 2018 – $2.6 million).
The total compensation cost related to
non-vested
stock options not yet recognized at September 30, 2019 was $10.4 million and this cost is expected to be recognized over the weighted-average period of 1.93 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2019:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	418,936	$3.47	$52.45
Granted - at discount	123,815	$0.00	$71.47
- at market value	4,359	$81.07	$22.69
Exercised	(131,496)	$2.40	$46.75
Forfeited	(7,750)	$2.24	$58.08

Outstanding at September 30, 2019	407,864	$3.61	$59.64

2
4

At September 30, 2019 there were 38,588 SEUs that are exercisable, of which 35,820 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation cost for the first nine months of 2019 was $14.0 million (first nine months of 2018 – $7.9 million). The total intrinsic value of SEUs exercised in the first nine months of 2019 was $6.8 million (first nine months of 2018 – $2.4 million).
The weighted-average remaining vesting period of
non-vested
SEUs is 2.07 years.
NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the third quarter of 2019 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.1)	See (1) below

	(0.1)	Total before tax
	0.0	Income tax expense

Total reclassifications	$(0.1)	Net of tax

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2019 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.7)	See (1) below

	(0.7)	Total before tax
	0.1	Income tax expense

Total reclassifications	$(0.6)	Net of tax

(1)	These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.

2
5

Changes in accumulated other comprehensive loss for the first nine months of 2019, net of ta
x
, were:

(in millions)	Derivative instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2018	$1.5	$(18.1)	$(59.1)	$(75.7)

Other comprehensive income before reclassifications	(1.5)	0.0	(14.0)	(15.5)
Amounts reclassified from AOCL	0.0	(0.6)	0.0	(0.6)

Total other comprehensive income	(1.5)	(0.6)	(14.0)	(16.1)

Balance at September 30, 2019	$0.0	$(18.7)	$(73.1)	$(91.8)

2
6

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
NOTE 17 – RELATED PARTY TRANSACTIONS
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2019 the Company incurred fees from SGR of $0.4 million (first nine months of 2018 – $0.2 million). As at September 30, 2019, the Company did not owe any money to SGR (December 31, 2018 – $0.0 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2019 for a value of $0.4 million. A tendering process is operated periodically

to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2019 EMR did not owe any money for scrap metal purchased from the Company.

2
7

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2019
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
The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Net sales:
Fuel Specialties	$144.1	$134.9	$433.4	$412.5
Performance Chemicals	99.9	114.8	322.7	357.7
Oilfield Services	121.4	104.2	358.1	292.1
Octane Additives	6.5	9.2	8.4	19.6

	$371.9	$363.1	$1,122.6	$1,081.9

Gross profit/(loss):
Fuel Specialties	$54.1	$48.8	$154.5	$141.8
Performance Chemicals	22.6	25.3	73.2	74.5
Oilfield Services	41.2	33.5	120.4	93.5
Octane Additives	1.2	3.4	(0.1)	8.5

	$119.1	$111.0	$348.0	$318.3

Operating income/(loss):
Fuel Specialties	$31.1	$28.8	$88.1	$80.7
Performance Chemicals	9.3	12.4	33.8	34.2
Oilfield Services	10.0	7.0	27.9	14.1
Octane Additives	0.8	2.7	(1.9)	6.5
Corporate costs	(13.0)	(12.7)	(41.8)	(40.1)
Restructuring charge	0.0	(4.8)	0.0	(4.8)

Total operating income	$38.2	$33.4	$106.1	$90.6

Three Months Ended September 30, 2019
The following table shows the change in components of operating income by reporting segment for the three months ended September 30, 2019 and the three months ended September 30, 2018:

	Three Months Ended September 30
( in millions, except ratios )	2019	2018	Change
Net sales:
Fuel Specialties	$144.1	$134.9	$9.2	+7%
Performance Chemicals	99.9	114.8	(14.9)	-13%
Oilfield Services	121.4	104.2	17.2	+17%
Octane Additives	6.5	9.2	(2.7)	-29%

	$371.9	$363.1	$8.8	+2%

Gross profit:
Fuel Specialties	$54.1	$48.8	$5.3	+11%
Performance Chemicals	22.6	25.3	(2.7)	-11%
Oilfield Services	41.2	33.5	7.7	+23%
Octane Additives	1.2	3.4	(2.2)	-65%

	$119.1	$111.0	$8.1	+7%

Gross margin (%):
Fuel Specialties	37.5	36.2	+1.3
Performance Chemicals	22.6	22.0	+0.6
Oilfield Services	33.9	32.1	+1.8
Octane Additives	18.5	37.0	-18.5
Aggregate	32.0	30.6	+1.4

Operating expenses:
Fuel Specialties	$(23.0)	$(20.0)	$(3.0)	+15%
Performance Chemicals	(13.3)	(12.9)	(0.4)	+3%
Oilfield Services	(31.2)	(26.5)	(4.7)	+18%
Octane Additives	(0.4)	(0.7)	0.3	-43%
Corporate costs	(13.0)	(12.7)	(0.3)	+2%
Restructuring charge	0.0	(4.8)	4.8	-100%

	$(80.9)	$(77.6)	$(3.3)	+4%

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2019
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	+7	+9	+2	+79	+12
Price and product mix	-10	-2	+8	+8	-3
Exchange rates	0	-5	-1	0	-2

	-3	+2	+9	+87	+7

Volumes were higher in all our regions driven by further sales growth in our marine business and good growth in our traditional markets. Price and product mix was adverse in the Americas and EMEA due to higher sales of lower margin products. ASPAC benefitted from favorable price and product mix due to the increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, together with a favorable price and product mix. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year on year gross margin increased by 1.3 percentage points driven by a favorable sales mix and a positive AvTel contribution.
Operating expenses:
the year on year increase of $3.0 million was primarily driven by an increase in the provisions for doubtful debts, higher inventory provisions principally related to one customer and higher personnel related performance-based remuneration.

Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2019
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-6	-8	+1	-7
Price and product mix	+2	-5	-14	-3
Exchange rates	0	-4	-2	-3

	-4	-17	-15	-13

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
Gross margin:
the year on year increase of 0.6 percentage points was driven by an improved sales mix, better raw material prices and the continued benefit of several improvement projects.

Operating expenses:
the year on year increase of $0.4 million was driven by an increase in the provisions for doubtful debts, partly offset by the benefit of a weaker European Union euro against the U.S. dollar and lower costs as a result of the closure of our operation in Belgium in the prior year.
Oilfield Services
Net sales:
the year on year increase of $17.2 million, or 17 percent, was due to customer demand for our technology and direct to operator business model, with existing and new products driving increased sales of higher margin products in production and stimulation.
Gross margin:
the year on year increase of 1.8 percentage points was due to a favorable sales mix benefitting from the increased sales of higher margin products.
Operating expenses:
the year on year increase of $4.7 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.
Octane Additives
Net sales:
were $6.5 million in the quarter compared to $9.2 million in the third quarter of 2018. Reduced sales are in line with expectations as our one remaining customer continues their transition to unleaded fuel.
Gross margin:
the year on year decrease of 18.5 percentage points was due to lower production volumes spread over the predominantly fixed cost of manufacturing operations.
Operating expenses:
the year on year decrease of $0.3 million was due to the benefit of cost reductions in line with the lower operational activity.
Other Income Statement Captions
Corporate costs:
the year on year increase of $0.3 million primarily relates to higher personnel related performance-based remuneration; partly offset by lower amortization of our internally developed software following the amortization of our first deployment to the Americas which ended in the third quarter of 2018, together with the benefit of a weakening of the British pound sterling against the U.S. dollar for our United Kingdom cost base.
Other net income/(loss):
for the third quarter of 2019 and 2018, includes the following:

(in millions)	2019	2018	Change
United Kingdom pension credit	$2.0	$1.5	$0.5
German pension charge	(0.2)	(0.2)	0.0
Foreign exchange losses on translation	(2.7)	(3.3)	0.6
Foreign currency forward contracts gains	1.9	0.8	1.1

	$1.0	$(1.2)	$2.2

Interest expense, net:
was $1.4 million in the quarter compared to $1.8 million in the third quarter of the prior year, driven by lower average net debt as the business has generated cash inflows and repaid a portion of the Company’s revolving credit facility.

Income taxes:
the effective tax rate was 20.4% and 32.2% in the third quarter of 2019 and 2018, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 21.8% in 2019 compared with 29.7% in 2018. The 7.9% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in low tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended September 30
(in millions)	2019	2018
Income before income taxes	$37.8	$30.4
Indemnification asset regarding tax audit	0.0	(0.7)
Adjustment for stock compensation	1.6	1.1
Site closure provision	0.0	4.5

	$39.4	$35.3

Income taxes	$7.7	$9.8
Tax on stock compensation	0.4	0.0
Adjustment of income tax provision	(0.3)	(0.1)
Tax on site closure provision	0.0	0.8
Tax loss on distribution	0.8	0.0

	$8.6	$10.5

GAAP effective tax rate	20.4%	32.2%
Adjusted effective tax rate	21.8%	29.7%

Nine Months Ended September 30, 2019
The following table shows the change in components of operating income by reporting segment for the nine months ended September 30, 2019 and the nine months ended September 30, 2018:

	Nine Months Ended September 30
( in millions, except ratios )	2019	2018	Change
Net sales:
Fuel Specialties	$433.4	$412.5	$20.9	+5%
Performance Chemicals	322.7	357.7	(35.0)	-10%
Oilfield Services	358.1	292.1	66.0	+23%
Octane Additives	8.4	19.6	(11.2)	-57%

	$1,122.6	$1,081.9	$40.7	+4%

Gross profit/(loss):
Fuel Specialties	$154.5	$141.8	$12.7	+9%
Performance Chemicals	73.2	74.5	(1.3)	-2%
Oilfield Services	120.4	93.5	26.9	+29%
Octane Additives	(0.1)	8.5	(8.6)	-101%

	$348.0	$318.3	$29.7	+9%

Gross margin (%):
Fuel Specialties	35.6	34.4	+1.2
Performance Chemicals	22.7	20.8	+1.9
Oilfield Services	33.6	32.0	+1.6
Octane Additives	-1.2	43.4	-44.6
Aggregate	31.0	29.4	+1.6

Operating expenses:
Fuel Specialties	$(66.4)	$(61.1)	$(5.3)	+9%
Performance Chemicals	(39.4)	(40.3)	0.9	-2%
Oilfield Services	(92.5)	(79.4)	(13.1)	+16%
Octane Additives	(1.8)	(2.0)	0.2	-10%
Corporate costs	(41.8)	(40.1)	(1.7)	+4%
Restructuring charge	0.0	(4.8)	4.8	-100%

	$(241.9)	$(227.7)	$(14.2)	+6%

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2019
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-4	+3	+13	+54	+5
Price and product mix	+4	+5	+4	-10	+3
Exchange rates	0	-7	-1	0	-3

	0	+1	+16	+44	+5

Volumes in EMEA and ASPAC were higher, driven by increased demand for our products and technology. Volumes in the Americas were lower due to the timing of demand for high volume lower margin products which resulted in a benefit for the price and product mix. Price and product mix in EMEA and ASPAC benefited from increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, partly offset by an adverse price and product mix. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year on year increase of 1.2 percentage points benefitted from an improvement in the mix of product sales compared to a weaker prior year comparative.
Operating expenses:
the year on year increase of $5.3 million was driven by an increase in the provisions for doubtful debts, higher inventory provisions principally related to one customer and higher personnel related performance-based remuneration due to increased share-based compensation accruals.
Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2019
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-5	-5	+6	-5
Price and product mix	+4	-4	-8	-1
Exchange rates	0	-5	-3	-4

	-1	-14	-5	-10

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
Gross margin:
the year on year increase of 1.9 percentage points was driven by an improved sales mix, better raw material prices and the continued benefit of several improvement projects.
Operating expenses:
the year on year decrease of $0.9 million was primarily due to the benefit of a weaker European Union euro against the U.S. dollar and lower costs as a result of the closure of our operation in Belgium in the prior year.
Oilfield Services
Net sales:
the year on year increase of $66.0 million, or 23 percent, was due to improved customer activity in production and stimulation driving increased demand for our technology and direct to operator business model. Sales of higher margin products have benefited the price and product mix.
Gross margin:
the year on year increase of 1.6 percentage points was due to an improved customer and product mix leading to increased sales of higher margin products.

Operating expenses:
the year on year increase of $13.1 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.
Octane Additives
Net sales:
were $8.4 million for the first nine months compared to $19.6 million in the first nine months of 2018. Reduced sales are in line with expectations as our one remaining customer continues their transition to unleaded fuel.
Gross margin:
was negative due to lower production volumes spread over the predominately fixed cost of manufacturing operations.
Operating expenses:
the year on year decrease of $0.2 million was due to the benefit of cost reductions in line with the lower operational activity.
Other Income Statement Captions
Corporate costs:
the year on year increase of $1.7 million primarily relates to higher personnel related performance-based remuneration including higher share-based compensation accruals; partly offset by a reduction for the amortization of our internally developed software following the amortization of our first deployment to the Americas which ended in the third quarter of 2018 and the benefit of a weakening of the British pound sterling against the U.S. dollar for our United Kingdom cost base.
Other net income/(loss):
for the first nine months of 2019 and 2018, includes the following:

(in millions)	2019	2018	Change
United Kingdom pension credit	$5.8	$4.8	$1.0
German pension charge	(0.4)	(0.5)	0.1
Foreign exchange losses on translation	(3.2)	(3.9)	0.7
Foreign currency forward contracts gains	2.9	3.9	(1.0)

	$5.1	$4.3	$0.8

Interest expense, net:
was $4.1 million for the first nine months compared to $5.3 million in the first nine months of the prior year, driven by lower average net debt as the business has generated cash inflows.

Income taxes:
the effective tax rate was 24.3% and 27.9% in the first nine months of 2019 and 2018, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.8% in the first nine months of 2019 compared with 26.6% in the first nine months of 2018. The 1.8% decrease in the adjusted effective tax rate reflects the impact of a higher proportion of the Company’s profits being generated in low tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Nine Months Ended September 30
(in millions)	2019	2018
Income before income taxes	$107.1	$89.6
Adjustment for stock compensation	4.5	3.0
Indemnification asset regarding tax audit	0.0	(1.2)
Site closure provision	0.0	4.5

	$111.6	$95.9

Income taxes	$26.0	$25.0
Tax on stock compensation	1.8	0.4
Adjustment of income tax provision	(0.9)	(0.7)
Tax on site closure provision	0.0	0.8
Tax loss on distribution	0.8	0.0

	$27.7	$25.5

GAAP effective tax rate	24.3%	27.9%
Adjusted effective tax rate	24.8%	26.6%

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

(in millions)	September 30, 2019	December 31, 2018
Total current assets	$673.3	$663.9
Total current liabilities	(296.7)	(296.6)

Working capital	376.6	367.3
Less cash and cash equivalents	(110.3)	(123.1)
Less prepaid income taxes	(6.0)	(1.5)
Add back current portion of accrued income taxes	15.0	8.6
Add back current portion of long-term debt	0.0	21.4
Add back current portion of finance leases	1.2	1.8
Add back current portion of plant closure provisions	3.9	5.9
Add back current portion of operating lease liabilities	11.0	0.0

Adjusted working capital	$291.4	$280.4

In the first nine months of 2019 our working capital increased by $9.3 million, while our adjusted working capital increased by $11.0 million. The difference is primarily due to changes in cash and cash equivalents and long-term debt, together with the exclusion of the current portion of operating lease liabilities from our adjusted working capital.
We had a $16.8 million increase in trade and other accounts receivable driven by higher sales in our Oilfield Services segment. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 59 days; increased in our Performance Chemicals segment from 65 days to 68 days; and increased from 56 days to 65 days in our Oilfield Services segment.
We had a $3.4 million increase in inventories in advance of the expected high demand in the fourth quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 90 days to 110 days; increased in our Performance Chemicals segment from 59 days to 69 days; and decreased from 82 days to 76 days in our Oilfield Services segment.
Prepaid expenses decreased $2.7 million, from $11.6 million to $8.9 million due to the normal releasing of prepaid costs and the timing of invoices received for new prepayments.
We had a $6.7 million increase in accounts payable and accrued liabilities due to the timing of supplier payments in the quarter. Creditor days (including GRNI) in our Fuel Specialties segment increased from 43 days to 52 days; decreased in our Performance Chemicals segment from 52 days to 50 days; and decreased in our Oilfield Services segment from 49 days to 41 days.

Operating Cash Flows
We generated cash from operating activities of $103.2 million in the first nine months of 2019 compared to cash inflows of $35.1 million in the first nine months of 2018. Year over year cash from operating activities has benefitted from our effective control of working capital across our business, in particular our Oilfield Services segment has controlled inventory levels while sales have significantly increased year on year. There has also been a favorable cash flow from the timing of income tax payments.
Cash
At September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $110.3 million and $123.1 million, respectively, of which $85.9 million and $101.4 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom. The Company is currently in a position to control whether or not to repatriate foreign earnings.
Debt
At September 30, 2019, we had $132.5 million of debt outstanding under our revolving credit facility and $1.8 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
On September 26, 2019, Innospec and certain of its subsidiaries entered into a new agreement for a $250.0 million revolving credit facility until September 25, 2023 with an option to request an extension to the facility for a further year. The facility also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
On September 30, 2019 the Company repaid its
pre-existing
term loan and revolving credit facility that had been amended and restated on December 14, 2016, and replaced this borrowing with the new credit facility.
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were not effective as of September 30, 2019, as a result of the material weakness described below.
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
Management has developed and are implementing a remediation plan to address the material weakness related to its information technology infrastructure. The remediation plan includes, but is not limited to, redesign of procedures and controls over cyber security and the areas breaches may impact. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.
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

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2018 Form
10-K
and under “Risk Factors” in Item 1A of Part II of our Form
10-Q
for the quarters ended March 31, 2019 and June 30, 2019. In management’s view, there have been no material changes in the risk factors facing the Company since that time other than the following updates:
An information technology system failure may adversely affect our business.
We rely on information technology systems to transact our business. Like other global companies, we have, from time to time, experienced threats to our data and systems. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and breaches of our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent physical and electronic break-ins,
cyber-attacks or other security breaches to our computer systems. As we have disclosed, we experienced a network security incident that prevented access to certain information technology systems and data within our network. We continue to assess the impact of that incident on our business and results of operations as well as additional actions we can take to improve our information technology systems and our security and the associated costs. Even after our remediation efforts, our systems, processes, software and network may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. An information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows. Although we have insurance coverage insuring against costs resulting from cyber-attacks, it is possible that there could be disputes with our insurers about the availability of insurance coverage for claims related to such incidents.
If we fail to maintain proper and effective internal controls, our ability to operate our business and to produce accurate and timely financial statements could be impaired, which could harm our operating results and investors’ views of us, and thereby adversely affect the market price of our common stock.
As disclosed in Part I, Item 4 of this Form
10-Q,
management concluded that a material weakness relating to our information technology infrastructure exists as a result of the network security incident disclosed in Note 13, Commitments and Contingencies. While we are actively engaged in developing and implementing remedial measures designed to address the control deficiencies giving rise to the identified material weakness, we have not remedied all these matters as of the date of this Form
10-Q
and can provide no assurance that we will be successful in remediating these deficiencies or the material weakness in a timely manner, or at all, or that we will not identify additional deficiencies and material weaknesses in the future. If our remedial measures are insufficient to address these deficiencies or the material weakness, or if additional material weaknesses or deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the perception of our business and the market price of our common stock.
Political developments may adversely affect our business
Following the update included in our Form
10-Q
for the quarter ended March 31, 2019, there has been a further extension to the deadline for the United Kingdom (U.K.) to exit from the European Union (E.U.). On October 28, 2019, the E.U. offered and the U.K. Government agreed to an extension to the U.K. exit date until January 31, 2020. The U.K. may leave before this date if a withdrawal agreement is agreed and ratified. Innospec have continued our planning and preparation for U.K. exit from the E.U. and therefore the risk factors disclosed in our 2018 Form
10-K
related to this matter have not changed as a result of the extended exit date.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.
On November 6, 2018 the Company announced that its board of directors had approved the repurchase of up to $100 million of Innospec’s common stock over the following three years. During the nine months ended September 30, 2019, no shares of our common stock were repurchased by the Company under this share repurchase program.
During the quarter ended September 30, 2019 the Company did not purchase any of its common stock in connection with the exercising of stock options by employees.
Item 3	Defaults Upon Senior Securities

None.
Item 4	Mine Safety Disclosures

Not applicable.
Item 5	Other Information

None.
Item 6	Exhibits

10.1	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated September 26, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 30, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Item - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: November 6, 2019	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 6, 2019	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer

44