Form 10-K
period 2019-12-31
INNOSPEC INC.
filed 2020-02-19
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

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
common equity held by
non-affiliates
of the registrant as of the most recently completed second fiscal quarter (June 30, 2019) was approximately $1,133 million, based on the closing price of the common shares on the NASDAQ on June 30, 2019. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 12, 2020, 24,507,080 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2020 are incorporated by reference into Part III of this Form
10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS
This Form
10-K
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feels,” “plan,” “intend” or similar words or expressions, for example,) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1	Business

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
General
Innospec develops, manufactures, blends, markets and supplies specialty chemicals for use as fuel additives, ingredients for personal care, home care, agrochemical, metal extraction and other applications and oilfield chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, fuel manufacturers and users, formulators of personal care, home care, agrochemical and metal extraction formulations, and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our performance chemicals provide effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal Extraction markets. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, costefficient and environmentally friendly. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline.
Segment Information
The Company reports its financial performance based on the four reportable segments described as follows:
•	Fuel Specialties

•	Performance Chemicals

•	Oilfield Services

•	Octane Additives

The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment revenues may conclude in the early part of 2020 as our one remaining refinery customer transitions to unleaded fuel.
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
This segment has been growing strongly in recent years, driven by increased customer activity as the industry has been supported by stable oil prices.
Our customers in this segment include multinational public and independent companies operating currently principally in the Americas.
Octane Additives
Our Octane Additives segment, which we believe is the world’s only producer of tetra ethyl lead (“TEL”), comprises sales of TEL for use in automotive gasoline and provides services in respect of environmental remediation. We are continuing to responsibly manage the decline in the demand for TEL for use in automotive gasoline in line with the transition plans to unleaded gasoline for our one remaining refinery customer. Cost improvement measures continue to be taken to respond to declining market demand. We expect the possible conclusion of revenues from our Octane Additives segment in the early part of 2020.

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
Raw Materials and Product Supply
We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are oleochemicals and derivatives, cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides.
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
We actively protect our inventions, new technologies, and product developments by filing patent applications and maintaining trade secrets. In addition, we vigorously participate in patent opposition proceedings around the world where necessary to secure a technology base free from infringement of intellectual property.
Competition
Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory expertize.

Fuel Specialties:
Fuel Specialties is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships.
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
Research, Development, Testing and Technical Support
Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $35.4 million, $33.4 million and $31.4 million in 2019, 2018 and 2017, respectively.
We believe that our proven technical capabilities provide us with a significant competitive advantage. In the last five years, the Fuel Specialties segment has developed new detergents, cold flow improvers, stabilizers, lubricity and combustion improver products, in addition to the introduction of many new cost effective fuel additive packages and products for dealing with the dangers of low conductivity. This proven technical capability has also facilitated the development of our leading edge isethionate and taurate product ranges in Performance Chemicals.
Health, Safety and Environmental Matters
We are subject to environmental laws in the countries in which we operate and conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws.

Our principal site giving rise to environmental remediation liabilities is our Ellesmere Port manufacturing site in the United Kingdom. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed.
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
The European Union legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that its products are appropriate for their intended purposes. During this registration and continued evaluation process, the Company incurs expense to test and register its products.
Employees
The Company had approximately 2000 employees in 24 countries as at December 31, 2019.
Available Information
Our corporate web site is www.innospecinc.com. We make available, free of charge, on or through this web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an internet site at
http://www.sec.gov
that contains reports, proxy and information statements, and other information that we file electronically with the SEC and state the address of that site.
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
Demand for our services and products in our Oilfield Services business is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development and production activity is directly affected by trends in demand for and prices of oil and gas, which historically have been volatile and are likely to continue to be volatile. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of other economic and political factors that are beyond our control. Even the perception of longer-term lower oil and gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and gas include the level of supply and demand for oil and gas, governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves, weather conditions and natural disasters, worldwide political, military, and economic conditions, the level of oil and gas production by non-OPEC
(“Organization of the Petroleum Exporting Countries”) countries and the available excess production capacity within OPEC, the cost of producing and delivering oil and gas and potential acceleration of the development of alternative power generation, fuels and engine technologies. Any prolonged reduction in oil and gas prices will depress the immediate levels of exploration, development, and production activity which could have a material adverse impact on our results of operations, financial position and cash flows.
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
Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including those that prohibit improper payments to government officials, restrict where and with whom we can do business, and limit the products, software and technology that we can supply to certain countries and customers. These laws include, but are not limited to, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act, sanctions and assets control programs administered by the U.S. Department of the Treasury and/or the European Union from time to time, and the U.S. export control laws such as the regulations under the U.S. Export Administration Act, as well as similar laws and regulations in other countries relevant to our business operations. Violations of any of these laws or regulations, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.
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
Political developments may adversely affect our business
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”. Subsequently, the U.K. parliament passed the European Union (Notification of Withdrawal) Act 2017, which conferred power on the U.K. government to give notice to the European Council, under Article 50(2) of the Treaty on European Union, of the U.K.’s intention to withdraw from the European Union. The U.K. submitted this notice to the European Council on March 29, 2017. The U.K. left the E.U. on January 31, 2020. A transition period now exists until December 31, 2020, during which businesses in the U.K. will trade on essentially very similar if not the same terms as before and E.U. law will continue to apply in the U.K. while the detailed legal agreement on the future relationship between the U.K. and the E.U. is being negotiated. If a future trading relationship is not agreed between the U.K. and the E.U. before the end of the transition period then there are likely to be greater restrictions on imports and exports between the U.K. and E.U. member states and increased regulatory complexities for businesses trading goods and services between those jurisdictions. For example, during the proposed transition period, goods first lawfully put on the market in the E.U. or in the U.K. prior to the end of the transition period can circulate between the two markets before they reach the end user, but following the end of the transition period or in a No Deal scenario, they may not be able to do so without complying with additional requirements first.
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
Our future success will depend in substantial part on the continued services of our senior management. The loss of the services of one or more of our key executive personnel could affect the implementation of our business plan and result in reduced profitability. Our future success also depends on the continued ability to attract, develop, retain and motivate highly-qualified technical, sales and support staff. We cannot guarantee that we will be able to retain our key personnel or attract or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, this could adversely impact our results of operations, financial position and cash flows.
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
As we have disclosed in the second quarter of 2019, we experienced a network security incident that prevented access to certain information technology systems and data within our network. Even after our remediation efforts, our systems, processes, software and network may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. An information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner.
Whilst we have insurance coverage in place that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to certain limitations and may not be applicable to a particular incident or otherwise be sufficient to cover all our losses beyond any coverage limitations. Furthermore, a significant or protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows.
Decline in our TEL business
The remaining sales of the Octane Additives business are now concentrated to one remaining refinery customer. When this customer chooses to cease using TEL as an octane enhancer then the Company’s future operating income and cash flows from operating activities will be materially impacted. While we cannot be certain, we expect the possible conclusion of revenues from our Octane Additives segment in the early part of 2020.
The sales of the AvTel product line are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. While we expect that at some point in the future a replacement fuel will be identified, trialed and supplied to the industry, there is no currently known replacement. In addition, there is no clear timescale on the legislation of a replacement product. If a suitable product is identified and the use of leaded fuel is prohibited in piston aviation the Company’s future operating income and cash flows from operating activities would be adversely impacted.
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
We use a variety of raw materials, chemicals and energy in our manufacturing and blending processes. Many of these raw materials are derived from petrochemical-based and vegetable-based feedstocks which can be subject to periods of rapid and significant cost instability. These fluctuations in cost can be caused by political instability in oil producing nations and elsewhere, weather conditions or other factors influencing global supply and demand of these materials, over which we have little or no control. We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time, we have entered into hedging arrangements for certain utilities and raw materials, but do not typically enter into hedging arrangements for all raw materials, chemicals or energy costs. If the costs of raw materials, chemicals or energy increase, and we are not able to pass on these cost increases to our customers, then profit margins and cash flows from operating activities would be adversely impacted. If raw material costs increase significantly, then our need for working capital could increase. Any of these risks could adversely impact our results of operations, financial position and cash flows.
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
Approximately 48% of our common stock is held by five stockholders. A decision by any of these, or other substantial, stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.
Failure to protect our intellectual property rights could adversely affect our future performance and cash flows.
Failure to maintain or protect our intellectual property rights may result in the loss of valuable technologies, or us having to pay other companies for infringing on their intellectual property rights. Measures taken by us to protect our intellectual property may be challenged, invalidated, circumvented or rendered unenforceable. In addition, international intellectual property laws may be more restrictive or may offer lower levels of protection than under U.S. law. We may also face patent infringement claims from our competitors which may result in substantial litigation costs, claims for damages or a tarnishing of our reputation even if we are successful in defending against these claims, which may cause our customers to switch to our competitors. Any of these events could adversely impact our results of operations, financial position and cash flows.
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
In order to obtain regulatory approval of certain new products we must, among other things, demonstrate that the product is appropriate and effective for its intended uses, that the product has been appropriately tested for safety and that we are capable of manufacturing the product in accordance with applicable regulations. This approval process can be costly, time consuming, and subject to unanticipated and significant delays. We cannot be sure that necessary approvals will be granted on a timely basis or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate income from those products. New or stricter laws and regulations may be introduced that could result in additional compliance costs and prevent or inhibit the development, manufacture, distribution and sale of our products. Such outcomes could adversely impact our results of operations, financial position and cash flows.
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
The provisions of our revolving credit facility may restrict our ability to incur additional indebtedness or to otherwise expand our business.
Our revolving credit facility contains restrictive clauses which may limit our activities, and operational and financial flexibility. We may not be able to borrow under the revolving credit facility if an event of default under the terms of the facility occurs. An event of default under the credit facility includes a material adverse change to our assets, operations or financial condition, and certain other events. The revolving credit facility also contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.
In addition, the revolving credit facility requires us to meet certain financial ratios, including ratios based on net debt to earnings before income tax, depreciation and amortization (“EBITDA”) and net interest expense to EBITDA. Net debt, net interest expense and EBITDA are non-GAAP
measures of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with financial covenants, we would be in default under the revolving credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the revolving credit facility, it could adversely impact our results of operations, financial position and cash flows.
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
Domestic or international natural disasters, pandemics or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.
Chemical related assets, and U.S. corporations such as us, may be at greater risk of future terrorist attacks than other possible targets in the U.S., the United Kingdom and throughout the world. Extraordinary events such as natural disasters and pandemics may negatively affect local economies, including those of our customers or suppliers. The occurrence and consequences of such events cannot be predicted, but they can adversely impact economic conditions in general and in our specific markets. The resulting damage from such events could include loss of life, severe injury and property damage or site closure. Any of these matters could adversely impact our results of operations, financial position and cash flows.
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

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties and Performance Chemicals	Corporate Headquarters Business Teams Sales/Administration

Newark, Delaware (1)	Fuel Specialties	Research & Development

Herne, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Moscow, Russia (1)	Fuel Specialties	Sales/Administration

Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Octane Additives	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center

Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration

Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Rio de Janeiro, Brazil (1)	Fuel Specialties, Performance Chemicals and Oilfield Services	Sales/Administration

High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development

Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development

Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration

Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development

Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development

Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development

Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration

Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration

Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration

Location	Reporting Segment	Operations

Sugar Land, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

Williston, North Dakota	Oilfield Services	Sales/Warehouse

Casper, Wyoming (1)	Oilfield Services	Warehouse

Zug, Switzerland (1)	Octane Additives	Sales/Administration

(1)	Leased property

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

Legal matters
While we are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of the Company’s property is subject. It is possible, however, that an adverse resolution of an unexpectedly large number of such individual claims or proceedings could in the aggregate have a material adverse effect on results of operations for a particular year or quarter.
Item 4	Mine Safety Disclosures

Not applicable.

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders
The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 12, 2020 there were 793 registered holders of the common stock.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of 2019.
Issuer Purchases of Equity Securities
During 2019 the Company made no open market repurchases of our common stock.
On November 6, 2018 the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to $100 million of Innospec’s common stock over the following three years. During the year ended December 31, 2019, no shares of our common stock were repurchased by the Company under this share repurchase program.
During the quarter ended December 31, 2019 the company has purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
November 1, 2019 through November 30, 2019	2,820	$99.31
Total	2,820	$99.31

Stock Price Performance Graph
The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2014, assuming a $100 investment and the re-investment
of any dividends thereafter.

Value of $100 Investment made December 31, 2014*

	2014	2015	2016	2017	2018	2019
Innospec Inc.	$100.00	$128.62	$163.81	$170.67	$151.45	$256.17
S&P 500 Index	100.00	99.27	108.74	129.86	121.76	156.93
NASDAQ Composite Index	100.00	105.73	113.66	145.76	140.10	189.46
Russell 2000 Index	$100.00	$94.29	$112.65	$127.46	$111.94	$138.46

* Excludes purchase commissions.

Item 6	Selected Financial Data

FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2019	2018	2017	2016	2015
Summary of performance:
Net sales	$1,513.3	$1,476.9	$1,306.8	$883.4	$1,012.3
Operating income	149.9	133.5	125.0	98.2	156.3
Income before income taxes	150.4	131.6	128.1	103.1	152.3
Income taxes	(38.2)	(46.6)	(66.3)	(21.8)	(32.8)
Net income	112.2	85.0	61.8	81.3	119.5
Net income attributable to Innospec Inc.	112.2	85.0	61.8	81.3	119.5
Net cash provided by operating activities	$161.6	$104.9	$82.7	$105.5	$118.2
Financial position at year end:
Total assets	$1,468.8	$1,473.4	$1,410.2	$1,181.4	$1,028.6
Long-term debt including finance leases (including current portion)	60.1	210.9	224.3	273.3	134.7
Cash, cash equivalents, and short-term investments	75.7	123.1	90.2	101.9	141.7
Total equity	$918.9	$825.5	$794.3	$653.8	$605.3
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of net sales	7.4	5.8	4.7	9.2	11.8
Effective tax rate as a percentage (1)	25.4	35.4	51.8	21.1	21.5
Current ratio (2)	2.1	2.2	2.1	2.4	2.2
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$4.58	$3.48	$2.56	$3.39	$4.96
– Diluted	$4.54	$3.45	$2.52	$3.33	$4.86
Dividend paid per share	$1.02	$0.89	$0.77	$0.67	$0.61
Shares outstanding (basic, thousands)
– At year end	24,507	24,434	24,350	24,071	24,101
– Average during year	24,482	24,401	24,148	23,998	24,107

(1)
The effective tax rate is calculated as income taxes as a percentage of income before income taxes. Income taxes are impacted in 2017 by the provisional estimates recorded in respect of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), and in 2018 by the finalization and recording of additional taxes due as a consequence of the Tax Act. Income taxes in 2019 are calculated under the new legislation of the Tax Act.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019

Net sales	$388.3	$362.4	$371.9	$390.7
Gross profit	117.8	111.1	119.1	118.2
Operating income	36.2	31.7	38.2	43.8
Net income	28.7	22.3	30.1	31.1
Net cash provided by operating activities	$13.2	$50.0	$40.0	$58.4
Per common share:
Earnings – basic	$1.17	$0.91	$1.23	$1.27
– diluted	$1.17	$0.90	$1.22	$1.26
2018

Net sales	$360.7	$358.1	$363.1	$395.0
Gross profit	104.5	102.8	111.0	116.7
Operating income	28.9	28.3	33.4	42.9
Net income	22.2	21.8	20.6	20.4
Net cash (used in)/provided by operating activities	$(2.0)	$0.3	$35.1	$71.5
Per common share:
Earnings – basic	$0.91	$0.89	$0.84	$0.84
– diluted	$0.90	$0.89	$0.84	$0.83

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.
EXECUTIVE OVERVIEW
In 2019, we continued to focus on the organic growth of our portfolio and this delivered in line with our expectations. Sales revenue growth across the group has been driven by new product development and customer adoption of the strong product portfolio in our strategic businesses.
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
Remediation provisions at December 31, 2019 amounted to $49.3 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for environmental liabilities are reasonable, they are subjective judgements and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.
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
Pensions
The Company maintains a defined benefit pension plan covering a number of its current and former employees in the United Kingdom. The Company also has other smaller pension arrangements in the U.S. and overseas as disclosed in Note 9 of the Notes to the Consolidated Financial Statements. The United Kingdom plan is closed to future service accrual, but has a large number of deferred and current pensioners.
Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $24 million while the net pension credit for 2020 would change by approximately $0.1 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $18 million and the net pension credit for 2020 would change by approximately $1.1 million.
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

To test for impairment the Company performs a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a segment is less than the carrying amount prior to performing the quantitative goodwill impairment test. Factors utilized in the qualitative assessment process include macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and Company specific events.
If a quantitative test is required, we assess the fair value based on projected post-tax
cash flows discounted at the Company’s weighted average cost of capital. These fair value techniques require management judgment and estimates including revenue growth rates, projected operating margins, changes in working capital and discount rates. We would develop these assumptions by considering recent financial performance and trends and industry growth estimates. While we believe our assumptions for impairment assessments are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions will result in materially different calculations of any potential impairment charges.
At December 31, 2019 we had $363.0 million of goodwill relating to our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting segments.
Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)
As at December 31, 2019 we had $198.7 million of property, plant and equipment and $113.5 million of other intangible assets (net of depreciation and amortization, respectively), that are discussed in Notes 5 and 8 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.
We continually assess the markets and products related to these long-lived assets, as well as their specific carrying values, and have concluded that these carrying values, and amortization and depreciation periods, remain appropriate.

RESULTS OF OPERATIONS
The following table provides operating income by reporting segment:

( in millions )	2019	2018	2017
Net sales:
Fuel Specialties	$583.7	$574.5	$523.8
Performance Chemicals	428.7	468.1	419.5
Oilfield Services	479.9	400.6	304.4
Octane Additives	21.0	33.7	59.1

	$1,513.3	$1,476.9	$1,306.8

Gross profit:
Fuel Specialties	$204.5	$195.0	$188.2
Performance Chemicals	100.1	97.5	75.8
Oilfield Services	159.9	130.4	109.3
Octane Additives	1.7	12.1	30.0

	$466.2	$435.0	$403.3

Operating income:
Fuel Specialties	$116.6	$116.3	$107.7
Performance Chemicals	48.7	44.7	32.6
Oilfield Services	39.7	22.1	9.5
Octane Additives	(0.7)	9.9	26.7
Corporate costs	(54.4)	(52.4)	(48.8)
Restructuring charge	0.0	(7.1)	0.0
Loss on disposal of subsidiary	0.0	0.0	(0.9)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)

Total operating income	$149.9	$133.5	$125.0

Other income, net	$5.3	$5.0	$11.3
Interest expense, net	(4.8)	(6.9)	(8.2)

Income before income taxes	150.4	131.6	128.1
Income taxes	(38.2)	(46.6)	(66.3)

Net income	$112.2	$85.0	$61.8

Results of Operations – Fiscal 2019 compared to Fiscal 2018:

( in millions, except ratios )	2019	2018	Change
Net sales:
Fuel Specialties	$583.7	$574.5	$9.2	+2%
Performance Chemicals	428.7	468.1	(39.4)	-8%
Oilfield Services	479.9	400.6	79.3	+20%
Octane Additives	21.0	33.7	(12.7)	-38%

	$1,513.3	$1,476.9	$36.4	+2%

Gross profit:
Fuel Specialties	$204.5	$195.0	$9.5	+5%
Performance Chemicals	100.1	97.5	2.6	+3%
Oilfield Services	159.9	130.4	29.5	+23%
Octane Additives	1.7	12.1	(10.4)	-86%

	$466.2	$435.0	$31.2	+7%

Gross margin (%):
Fuel Specialties	35.0	33.9	+1.1
Performance Chemicals	23.3	20.8	+2.5
Oilfield Services	33.3	32.6	+0.7
Octane Additives	8.1	35.9	-27.8
Aggregate	30.8	29.5	+1.3

Operating expenses:
Fuel Specialties	$(87.9)	$(78.7)	$(9.2)	+12%
Performance Chemicals	(51.4)	(52.8)	1.4	-3%
Oilfield Services	(120.2)	(108.3)	(11.9)	+11%
Octane Additives	(2.4)	(2.2)	(0.2)	+9%
Corporate costs	(54.4)	(52.4)	(2.0)	+4%
Restructuring charge	0.0	(7.1)	7.1	-100%

	$(316.3)	$(301.5)	$(14.8)	+5%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-8	+4	+3	+52	+3
Price and product mix	+6	+4	+8	-37	+3
Exchange rates	0	-8	-1	0	-4

	-2	0	+10	+15	+2

Lower volumes in the Americas were primarily driven by a specific issue in the second half of 2019 related to disruption from one supplier. Volumes in EMEA and ASPAC were higher, driven by increased demand for our products and technology. Price and product mix in the Americas, EMEA and ASPAC benefited from increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, partly offset by an adverse price and product mix. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year on year increase of 1.1 percentage points benefitted from an improvement in the mix of product sales.
Operating expenses:
the year on year increase of $9.2 million was driven by increased selling expenses including higher agents’ commissions and higher personnel related performance-based remuneration due to increased share-based compensation accruals.
Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-3	-4	+16	-3
Price and product mix	+4	-4	-9	-2
Exchange rates	0	-5	-3	-3

	+1	-13	+4	-8

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
Gross margin:
the year on year increase of 2.5 percentage points was driven by an improved sales mix, lower raw material prices and the continued benefit of several improvement projects.
Operating expenses:
the year on year decrease of $1.4 million was primarily due to the benefit of a weaker European Union euro against the U.S. dollar and lower costs as a result of the closure of our operation in Belgium in the prior year.
Oilfield Services
Net sales:
the year on year increase of $79.3 million, or 20 percent, was due to improved customer activity in stimulation and production driving increased demand for our technology and customer service. Sales of higher margin products have benefited the price and product mix.
Gross margin:
the year on year increase of 0.7 percentage points was due to an improved customer and product mix leading to increased sales of higher margin products.
Operating expenses:
the year on year increase of $11.9 million was driven by higher selling and technical support expenses required to deliver the increase in customer demand.
Octane Additives
Net sales:
were $21.0 million for 2019 compared to $33.7 million in 2018. Reduced sales are in line with our expectations as the one remaining customer moves closer to completing their transition to unleaded fuel.
Gross margin:
the year on year decrease of 27.8 percentage points was due to lower production volumes spread over the predominantly fixed cost of manufacturing operations.
Operating expenses:
the year on year increase of $0.2 million was principally due to higher year-end
provisions for personnel related performance-based remuneration.
Other Income Statement Captions
Corporate costs:
the year on year increase of $2.0 million primarily relates to higher personnel related performance-based remuneration including higher share-based compensation accruals; partly offset by a reduction for the amortization of our internally developed software following the completed amortization of our first deployment to the Americas which ended in the third quarter of 2018, together with the benefit of a weakening of the British pound sterling against the U.S. dollar for our United Kingdom cost base.
Restructuring charge:
there was no charge in 2019 compared to a charge of $7.1 million in the prior year related to the closure costs, including redundancies and onerous leases, for our operation in Belgium.

Other net income/(expense):
for 2019 and 2018, includes the following:

(in millions)	2019	2018	Change
United Kingdom pension credit	$7.7	$6.3	$1.4
German pension charge	(0.5)	(0.6)	0.1
Foreign exchange losses on translation	(1.3)	(5.9)	4.6
Foreign currency forward contracts (losses)/gains	(0.6)	5.2	(5.8)

	$5.3	$5.0	$0.3

Interest expense, net:
was $4.8 million for 2019 compared to $6.9 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
The effective tax rate was 25.4% and 35.4% in 2019 and 2018, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 22.6% in 2019 compared with 23.7% in 2018. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the Company’s operations and for planning and forecasting in subsequent periods.

( in millions, except ratios )	2019	2018
Income before income taxes	$150.4	$131.6
Adjustment for stock compensation	6.6	4.8
Indemnification asset regarding tax audit	(1.6)	(1.2)
Site closure provision	0.0	6.8

	$155.4	$142.0

Income taxes	$38.2	$46.6
Adjustment of income tax provisions	(2.5)	(1.8)
Tax on stock compensation	0.9	0.2
Tax Cuts & Jobs Act 2017 impact	0.0	(12.3)
Tax on site closure provision	(0.7)	1.9
Tax loss on distribution	1.2	0.0
Other discrete items	(2.0)	(0.9)

	$35.1	$33.7

GAAP effective tax rate	25.4%	35.4%

Adjusted effective tax rate	22.6%	23.7%

The most significant factors impacting on our effective tax rate in 2019 are explained in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2018 compared to Fiscal 2017:

( in millions, except ratios )	2018	2017	Change
Net sales:
Fuel Specialties	$574.5	$523.8	$50.7	+10%
Performance Chemicals	468.1	419.5	48.6	+12%
Oilfield Services	400.6	304.4	96.2	+32%
Octane Additives	33.7	59.1	(25.4)	-43%

	$1,476.9	$1,306.8	$170.1	+13%

Gross profit:
Fuel Specialties	$195.0	$188.2	$6.8	+4%
Performance Chemicals	97.5	75.8	21.7	+29%
Oilfield Services	130.4	109.3	21.1	+19%
Octane Additives	12.1	30.0	(17.9)	-60%

	$435.0	$403.3	$31.7	+8%

Gross margin (%):
Fuel Specialties	33.9	35.9	-2.0
Performance Chemicals	20.8	18.1	+2.7
Oilfield Services	32.6	35.9	-3.3
Octane Additives	35.9	50.8	-14.9
Aggregate	29.5	30.9	-1.4

Operating expenses:
Fuel Specialties	$(78.7)	$(80.5)	$1.8	-2%
Performance Chemicals	(52.8)	(43.2)	(9.6)	+22%
Oilfield Services	(108.3)	(99.8)	(8.5)	+9%
Octane Additives	(2.2)	(3.3)	1.1	-33%
Corporate costs	(52.4)	(48.8)	(3.6)	+7%
Restructuring charge	(7.1)	0.0	(7.1)	n/a
Loss on disposal of subsidiary	0.0	(0.9)	0.9	-100%
Foreign exchange loss on liquidation of subsidiary	0.0	(1.8)	1.8	-100%

	$(301.5)	$(278.3)	$(23.2)	-8%

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

Volumes in all our regions were higher, driven by increased demand for our product technology and customer service. Price and product mix in the Americas benefited from increased sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the timing and level of demand from customers. EMEA and ASPAC benefited from favorable exchange rate movements year over year, driven by a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
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
Gross margin:
the year on year decrease of 3.3 percentage points, was due to the mix of customer activity, adverse raw material pricing and higher transportation and labor costs.
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
non-GAAP
financial measure internally to evaluate the Company’s operations and for planning and forecasting in subsequent periods.

( in millions, except ratios )	2018	2017
Income before income taxes	$131.6	$128.1
Adjustment to acquisition accounting for inventory fair valuation	0.0	1.7
Loss on disposal of subsidiary	0.0	0.9
Foreign exchange loss on liquidation of subsidiary	0.0	1.8
Adjustment for stock compensation	4.8	4.0
Indemnification asset regarding tax audit	(1.2)	0.0
Site closure provision	6.8	0.0

	$142.0	$136.5

Income taxes	$46.6	$66.3
Adjustment of income tax provisions	(1.8)	0.5
Tax on stock compensation	0.2	3.1
Tax on adjustment to fair value accounting	0.0	0.3
Tax Cuts & Jobs Act 2017 impact	(12.3)	(40.6)
Tax on site closure provision	1.9	0.0
Other discrete items	(0.9)	(2.0)

	$33.7	$27.6

GAAP effective tax rate	35.4%	51.8%

Adjusted effective tax rate	23.7%	20.2%

The most significant factor impacting our effective tax rate in 2018 and 2017 is the recognized implications of the Tax Act.
On December 22, 2017, the same date the Tax Act was enacted, SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Our accounting for the impact of the Tax Act under SAB 118 is now complete.
The deemed repatriation transition tax (“Transition Tax”) is a tax on certain previously untaxed accumulated earnings and profits (“E&P”) of the Company’s
non-U.S.
subsidiaries. At December 31, 2017, we were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $47.7 million. On the basis of revised E&P computations that were completed during the reporting period, we adjusted our Transition Tax estimate to $61.1 million. Net of related consequential impacts recorded in our 2017 U.S. federal income tax return, we recorded an additional $12.3 million income tax expense in the fourth quarter of 2018. Our accounting in relation to the Transition Tax is now complete.

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

( in millions )	2019	2018
Total current assets	$630.3	$663.9
Total current liabilities	(303.5)	(296.6)

Working capital	326.8	367.3
Less cash and cash equivalents	(75.7)	(123.1)
Less prepaid income taxes	(2.5)	(1.5)
Less other current assets	(0.8)	0.0
Add back current portion of accrued income taxes	10.3	8.6
Add back current portion of long-term debt	0.0	21.4
Add back current portion of finance leases	1.0	1.8
Add back current portion of plant closure provisions	5.6	5.9
Add back current portion of operating lease liabilities	10.6	0.0

Adjusted working capital	$275.3	$280.4

In 2019 our working capital decreased by $40.5 million, while our adjusted working capital decreased by $5.1 million. The difference is primarily due to changes in cash and cash equivalents and long-term debt, together with the exclusion of the current portion of operating lease liabilities from our adjusted working capital.
We had a $12.3 million increase in trade and other accounts receivable driven by higher sales in our Oilfield Services segment. Days’ sales outstanding in our Fuel Specialties segment remained unchanged at 52 days; decreased in our Performance Chemicals segment from 65 days to 64 days; and increased from 56 days to 66 days in our Oilfield Services segment.
We had a $3.4 million decrease in inventories following the expected high demand in the fourth quarter, in particular for our Oilfield Services segment. Days’ sales in inventory in our Fuel Specialties segment increased from 90 days to 97 days; increased in our Performance Chemicals segment from 59 days to 66 days; and decreased from 82 days to 71 days in our Oilfield Services segment.
Prepaid expenses increased $3.1 million, from $11.6 million to $14.7 million due to the timing of invoices received for new prepayments.

We had a $17.1 million increase in accounts payable and accrued liabilities due to the timing of supplier payments and higher accruals for share-based payments linked to the increase in the Innospec share price during the year. Creditor days (including GRNI) in our Fuel Specialties segment increased from 43 days to 52 days; increased in our Performance Chemicals segment from 52 days to 54 days; and decreased in our Oilfield Services segment from 49 days to 43 days.
Operating Cash Flows
We generated cash from operating activities of $161.6 million in 2019 compared to cash inflows of $104.9 million in 2018. Year over year cash from operating activities has benefitted from our effective control of working capital across our business, in particular our Oilfield Services segment has controlled inventory levels while sales have significantly increased year over year. There has also been a favorable cash flow from the timing of income tax payments.
Cash
At December 31, 2019 and 2018, we had cash and cash equivalents of $75.7 million and $123.1 million, respectively, of which $57.9 million and $101.4 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The decrease in cash and cash equivalents in 2019 of $47.4 million was driven by the repayment of $66.0 million of our revolving credit facility and the $82.5 million repayment of our term loan, being partly offset by our strong operating cash flows including the effective control of working capital, net of capital investment and dividend payments.
Debt
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
As a result, refinancing costs of $1.5 million were capitalized which are being amortized over the expected life of the facility.
The new revolving credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.0:1.0 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1.0 Management has determined that the Company has not breached these covenants and does not expect to breach these covenants for the next 12 months.

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
At December 31, 2019, we had $60.0 million of debt outstanding under the revolving credit facility and $1.5 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
At December 31, 2019, our maturity profile of long-term debt and finance leases is set out below (net of deferred finance costs capitalized of $1.4 million):

( in millions )
2020	$1.0
2021	0.4
2022	0.1
2023	58.6

Total debt	60.1
Current portion of long-term debt and finance leases	(1.0)

Long-term debt and finance leases, net of current portion	$59.1

Outlook
During 2019, we have focused on consolidating and strengthening our enlarged business and on several very promising organic growth projects which will support future growth.
We have continued to deliver a strong financial performance and we believe our long-term strategy is very much in line with our expectations. The current year was successful financially and, notably, we ended the year in a net cash position on our balance sheet.
Organic growth through new product development was a key feature of 2019 and we intend this to continue to be a key focus in the coming years.
While we have had a successful year, there are issues of global trade disputes which are beyond our control and give us some cause for caution when we consider the prospects for 2020. We plan on maintaining our existing strategy to grow the business based on our twin competencies of technology and customer service and our continued investment in R&D, which will require continued investment in new product development.
The latter part of 2019 suggested that market conditions will be challenging in 2020 in all our strategic businesses. However, we feel confident that our organic growth projects and potential further acquisitions will support continued growth.

We expect the possible conclusion of revenues from our Octane Additives segment in the early part of 2020.
Contractual Commitments
The following represents contractual commitments at December 31, 2019 and the effect of those obligations on future cash flows:

( in millions )	Total	2020	2021-22	2023-24	Thereafter
Operating activities
Remediation payments	49.3	5.6	7.8	4.2	31.7
Operating lease commitments	32.5	10.6	14.1	5.9	1.9
Raw material purchase obligations	21.3	6.3	7.3	7.7	0.0
Interest payments on debt	9.0	2.4	4.8	1.8	0.0

Investing activities
Capital commitments	4.0	4.0	0.0	0.0	0.0

Financing activities
Long-term debt obligations	58.6	0.0	0.0	58.6	0.0
Finance leases	1.5	1.0	0.5	0.0	0.0

Total	$176.2	$29.9	$34.5	$78.2	$33.6

Operating activities
Remediation payments represent those cash flows that the Company is currently obligated to pay in respect of environmental remediation of current and former facilities. It does not include any discretionary remediation costs that the Company may choose to incur.
Operating lease commitments relate primarily to
right-of-use
assets at third party manufacturing facilities, office space, motor vehicles and various items of computer and office equipment which are expected to be renewed and replaced in the normal course of business.
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
non-U.S.
law.
We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $49.3 million at December 31, 2019. Remediation expenditure utilizing these provisions was $4.4 million, $3.1 million and $2.4 million in the years 2019, 2018 and 2017, respectively.

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
Interest Rate Risk
From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2019 the Company had cash and cash equivalents of $75.7 million, and long-term debt and finance leases of $60.1 million (including current portion). Long-term debt comprises a $250.0 million revolving credit facility available to the Company. The credit facilities carry an interest rate based on U.S. dollar LIBOR plus a margin of between 1.05% and 2.30% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP
measures of liquidity defined in the credit facility.
At December 31, 2019, $60.0 million was drawn under the revolving credit facility.
The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2019, there were no interest rate swaps in place with all swaps having been settled during the year. As at December 31, 2018, there were interest rate swaps with a notional value of $132.5 million in place. Interest rate swaps were in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan.

The Company has $60.1 million long-term debt and finance leases (including the current portion) which is offset by $75.7 million cash and cash equivalents. The interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances. On a gross basis, assuming no additional interest on the cash balances and after deducting interest rate hedging, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year
period would impact net income and cash flows by approximately $0.6 million before tax. On a net basis, assuming additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year
period would impact net income and cash flows by approximately $0.2 million before tax.
The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes. As at December 31, 2019, Innospec did not have any interest rate swaps to mitigate the risk identified above.
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

The trading of our Fuel Specialties, Performance Chemicals and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Octane Additives reporting segment and corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $2.2 million for a one-year
period excluding the impact of any foreign currency forward exchange contracts. Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.
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
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innospec Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Innospec Inc. and its subsidiaries
(the “Company”) as of December 31, 2019,
and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019
,
and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Plant Closure Provision
As described in Notes 2 and 12 to the consolidated financial statements, at December 31, 2019 there is a provision in place for $49.3 million relating to the Company’s legal responsibility for the remediation of hazardous substances or wastes at currently or formerly owned or operated properties, with the principal site giving rise to environmental remediation liabilities being the manufacturing site at Ellesmere Port in the United Kingdom.
The Company must comply with environmental legislation in the countries in which it operates or has operated and annually reassesses the program of work required. This included management developing estimates and assumptions relating to the cost and timing of performing the remediation work. Management used specialists to develop these estimates. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.
The principal considerations for our determination that performing procedures relating to the plant closure provision is a critical audit matter are that there were significant estimates and assumptions made by management over the valuation of the plant closure provision. This, in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating management’s assumptions including (i) the program of work required and the costs of performing that work; (ii) the timing of performing the remediation work; and (iii) the credit-adjusted risk-free rate used to discount the future obligations. Professionals with specialized skill and knowledge were used to assist in performing procedures (i) and (ii) and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the plant closure provision.
These procedures also included, among others, (i) the use of professionals with specialized skill and knowledge to assist in testing management’s process for determining the plant closure provision. This included evaluating the appropriateness of the valuation method and the reasonableness of significant assumptions, including the assessment of the program of work required, cost, and timing assumptions developed by management’s specialists; (ii) evaluating the scope, competency, and objectivity of management’s specialists based on the work they were engaged to perform; and (iii) evaluating the credit-adjusted risk-free rate applied to calculate the present value of the future obligations.
PricewaterhouseCoopers LLP (signed)
Manchester, United Kingdom
February 19, 2020
We have served as the Company’s auditor since 2019
.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Innospec Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Innospec, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows and equity for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
KPMG LLP
Manchester, United Kingdom
February 20, 2019
We served as the Company’s auditor from 2011 to 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Innospec Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, accumulated other comprehensive loss, cash flows and equity of Innospec, Inc. and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the operations of the Company and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
KPMG Audit Plc
Manchester, United Kingdom
February 15, 2018
We served as the Company’s auditor from 2011 to 2018

CONSOLIDATED STATEMENTS OF INCOME
(
in millions, except share and per share data
)

	Years ended December 31
	2019	2018	2017
Net sales	$1,513.3	$1,476.9	$1,306.8
Cost of goods sold	(1,047.1)	(1,041.9)	(903.5)

Gross profit	466.2	435.0	403.3

Operating expenses:
Selling, general and administrative	(280.9)	(261.0)	(244.2)
Research and development	(35.4)	(33.4)	(31.4)
Restructuring charge	0.0	(7.1)	0.0
Loss on disposal of subsidiary	0.0	0.0	(0.9)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)

Total operating expenses	(316.3)	(301.5)	(278.3)

Operating income	149.9	133.5	125.0
Other income, net	5.3	5.0	11.3
Interest expense, net	(4.8)	(6.9)	(8.2)

Income before income tax expense	150.4	131.6	128.1
Income tax expense	(38.2)	(46.6)	(66.3)

Net income	$112.2	$85.0	$61.8

Earnings per share:
Basic	$4.58	$3.48	$2.56

Diluted	$4.54	$3.45	$2.52

Weighted average shares outstanding (in thousands):
Basic	24,482	24,401	24,148

Diluted	24,728	24,603	24,486

The accompanying notes are an integral part of these statements.

5
0

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
in millions
)

Total comprehensive income for the years ended December 31	2019	2018	2017
Net income	$112.2	$85.0	$61.8
Changes in cumulative translation adjustment, net of tax of $(0.3) million, $2.7 million and $(3.3) million, respectively	(6.0)	(22.6)	44.0
R ealized (losses) /gains on derivative instruments, net of tax of $0.4 million, $(0.1) million and $(0.2) million, respectively	(1.5)	0.3	0.9
Amortization of prior service credit, net of tax of $0.2 million, $ 0.2 million and $0.2 million, respectively	(0.7)	(0.9)	(0.8)
Amortization of actuarial net losses, net of tax of $0.0 million, $(0.3) million and $(0.9) million, respectively	0.0	1.7	4.1
Actuarial net gains/(losses) arising during the year, net of tax of $ (2.2) million, $3.3 million and $(8.8) million, respectively	9.5	(15.7)	39.5

Total comprehensive income	$113.5	$47.8	$149.5

The accompanying notes are an integral part of these statements.

5
1

CONSOLIDATED BALANCE SHEETS
(
in millions, except share and per share data
)

	At December 31
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$75.7	$123.1
Trade and other accounts receivable (less allowances of $3.8 million and $2.9 million, respectively)	292.0	279.7
Inventories (less allowances of $14.5 million and $13.6 million, respectively):
Finished goods	173.9	180.2
Raw materials	70.7	67.8
Total inventories	244.6	248.0
Prepaid expenses	14.7	11.6
Prepaid income taxes	2.5	1.5
Other current assets	0.8	0.0
Total current assets	630.3	663.9
Net property, plant and equipment	198.7	196.4
Operating leases right-of-use assets	32.4	0.0
Goodwill	363.0	364.9
Other intangible assets	113.5	136.3
Deferred tax assets	9.1	8.8
Pension asset	115.9	95.9
Other non-current assets	5.9	7.2
Total assets	$1,468.8	$1,473.4
Liabilities and Equity
Current liabilities:
Accounts payable	$122.0	$126.8
Accrued liabilities	154.0	132.1
Current portion of long-term debt	0.0	21.4
Current portion of finance leases	1.0	1.8
Current portion of plant closure provisions	5.6	5.9
Current portion of accrued income taxes	10.3	8.6
Current portion of operating lease liabilities	10.6	0.0
Total current liabilities	303.5	296.6
Long-term debt, net of current portion	58.6	186.2
Finance leases, net of current portion	0.5	1.5
Operating lease liabilities, net of current portion	21.9	0.0
Plant closure provisions, net of current portion	43.7	43.6
Accrued income taxes, net of current portion	36.2	40.0
Unrecognized tax benefits, net of current portion	16.4	14.0
Deferred tax liabilities	49.6	48.2
Pension liabilities and post-employment benefits	17.8	15.7
Other non-current liabilities	1.7	2.1

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	330.4	324.9
Treasury stock ( 5,047,278 and 5,120,799 shares at cost, respectively)	(93.3)	(92.8)
Retained earnings	755.5	668.3
Accumulated other comprehensive loss	(74.4)	(75.7)
Total Innospec stockholders’ equity	918.5	825.0
Non-controlling interest	0.4	0.5
Total equity	918.9	825.5
Total liabilities and equity	$1,468.8	$1,473.4

The accompanying notes are an integral part of these statements.

5
2

CONSOLIDATED STATEMENTS OF CASH FLOWS
(
in millions
)

	Years ended December 31
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$112.2	$85.0	$61.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.6	49.6	50.4
Loss on disposal of subsidiary	0.0	0.0	0.9
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	1.8
Deferred tax (benefit)/expense	(0.8)	5.5	(6.7)
Cash contributions to defined benefit pension plans	(0.4)	(1.0)	(1.0)
Non-cash income of defined benefit pension plans	(6.1)	(4.3)	(3.6)
Stock option compensation	6.6	4.9	4.1
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(18.2)	(40.1)	(83.2)
Inventories	2.4	(42.2)	(30.8)
Prepaid expenses	(3.1)	0.5	(6.8)
Accounts payable and accrued liabilities	23.2	38.4	48.6
Accrued income taxes	(2.4)	(6.1)	47.5
Plant closure provisions	0.0	3.6	3.8
Unrecognized tax benefits	2.5	11.5	(0.5)
Other assets and liabilities	(1.9)	(0.4)	(3.6)
Net cash provided by operating activities	161.6	104.9	82.7

Cash Flows from Investing Activities
Capital expenditures	(29.9)	(28.9)	(23.3)
Business combinations, net of cash acquired	0.0	(5.4)	2.6
Acquisition of intangible asset	0.0	0.0	(4.2)
Internally developed software	(1.1)	(1.2)	(4.7)
Net cash used in investing activities	(31.0)	(35.5)	(29.6)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	105.5	10.0	10.0
Repayments of revolving credit facility	(171.5)	(5.0)	(50.0)
Repayment of term loans	(82.5)	(16.5)	(11.0)
Repayment of finance leases and term loans	(1.7)	(2.7)	(2.5)
Refinancing costs	(1.5)	0.0	0.0
Dividend paid	(25.0)	(21.7)	(18.6)
Issue of treasury stock	1.2	1.1	6.8
Repurchase of common stock	(2.4)	(1.4)	(1.1)
Net cash used in financing activities	(177.9)	(36.2)	(66.4)
Effect of foreign currency exchange rate changes on cash	(0.1)	(0.3)	1.6
Net change in cash and cash equivalents	(47.4)	32.9	(11.7)
Cash and cash equivalents at beginning of year	123.1	90.2	101.9
Cash and cash equivalents at end of year	$75.7	$123.1	$90.2

Amortization of deferred finance costs of $
1.0
 million (2018 – $
0.7
 million, 2017 – $
0.6
million) for the year are included in depreciation and amortization in the cash flow statement but in interest expense in the income statement. Cash payments/receipts in respect of income taxes and interest are disclosed in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements.
The accompanying notes are an integral part of these statements.

5
3

CONSOLIDATED STATEMENTS OF EQUITY
(
in millions
)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2016	$0.3	$315.1	$(97.5)	$561.8	$(126.2)	$0.3	$653.8
Net income				61.8			61.8
Dividend paid ($0.77 per share)				(18.6)			(18.6)
Changes in cumulative translation adjustment, net of tax					44.0		44.0
Share of net income						0.1	0.1
Unrealized gains on derivative instruments, net of tax					0.9		0.9
Treasury stock re-issued		1.1	5.3				6.4
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		4.2					4.2
Amortization of prior service credit, net of tax					(0.8)		(0.8)
Amortization of actuarial net losses, net of tax					4.1		4.1
Actuarial net gains arising during the year, net of tax					39.5		39.5

Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				85.0			85.0
Dividend paid ($0.89 per share)				(21.7)			(21.7)
Changes in cumulative translation adjustment, net of tax					(22.6)		(22.6)
Share of net income						0.1	0.1
Unrealized gains on derivative instruments, net of tax					0.3		0.3
Treasury stock re-issued		(0.4)	1.9				1.5
Treasury stock repurchased			(1.4)				(1.4)
Stock option compensation		4.9					4.9
Amortization of prior service credit, net of tax					(0.9)		(0.9)
Amortization of actuarial net losses, net of tax					1.7		1.7
Actuarial net losses arising during the year, net of tax					(15.7)		(15.7)

Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				112.2			112.2
Dividend paid ($1.02 per share)				(25.0)			(25.0)
Changes in cumulative translation adjustment, net of tax					(6.0)		(6.0)
Share of net income						(0.1)	(0.1)
Realized losses on derivative instruments, net of tax					(1.5)		(1.5)
Treasury stock re-issued		(1.1)	1.9				0.8
Treasury stock repurchased			(2.4)				(2.4)
Stock option compensation		6.6					6.6
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Actuarial net gains arising during the year, net of tax					9.5		9.5

Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9

The accompanying notes are an integral part of these statements

5
4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Nature of Operations
Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refineries, personal care and home care companies, formulators of agrochemical and metal extraction preparations and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Performance Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal Extraction markets. Our Oilfield Services business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally friendly. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline and provides services in respect of environmental remediation. Our principal reportable segments are Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.
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
Revenue recognition:
Our revenues are primarily derived from the manufacture and sale of specialty chemicals. We recognize revenue when control of the product is transferred to our customer and for an amount that reflects the consideration we expect to collect from the customer. Control is generally transferred to the customer when title transfers (which may include physical possession by the customer), we have a right to payment from the customer, the customer has accepted the product, and the customer has assumed the risks and rewards of ownership. We have supplier managed inventory arrangements with some of our customers to facilitate on-demand
product availability. In some cases, the inventory resides at a customer site, although title has not transferred, we are not entitled to payment, and we have not invoiced for the product. We have evaluated the contract terms under these arrangements and have determined that control transfers when the customer uses the product, at which time

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
revenue is recognized. Our contracts generally include one performance obligation, which is providing specialty chemicals. The performance obligation is satisfied at a point in time when products are shipped, delivered, or consumed by the customer, depending on the underlying contracts.
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
Taxes assessed by a governmental authority which are concurrent with sales to our customers, including sales, use, value-added, and revenue-related excise taxes, are collected by us from the customer and are not included in net sales, but are reflected in accrued liabilities until remitted to the appropriate governmental authority. When we are responsible for shipping and handling costs after title has transferred, we account for those as fulfilment costs and include them in cost of goods sold.
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
Business combinations:
The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed.
The determination of the fair values of certain assets and liabilities are usually based on significant estimates provided by management, such as forecast revenue or profit. In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate appropriate to the business being acquired. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.
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

5
7

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

Goodwill:
Goodwill is deemed to have an indefinite life and is subject to at least annual impairment assessments at the reporting unit level. The Company considers that its reporting units are consistent with its reportable segments. The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be sufficiently distinguished, operationally and for financial reporting purposes, from the rest of the Company.
Initially we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a segment is less than the carrying amount prior to performing a quantitative goodwill impairment test. The annual measurement date for impairment assessment of the goodwill relating to the Fuel Specialties, Performance Chemicals and Oilfield Services segments is December 31 each year. Factors utilized in the qualitative assessment process include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events.
If a quantitative test is required, we assess the fair value based on projected post-tax
cash flows discounted at the Company’s weighted average cost of capital. These fair value techniques require management judgment and estimates including revenue growth rates, projected operating margins, changes in working capital and discount rates. We would develop these assumptions by considering recent financial performance and industry growth estimates.

5
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other intangible assets:
Other intangible assets are deemed to have finite lives and are amortized using the straight-line method over their estimated useful lives. The Company capitalizes software development costs as intangible assets, including licenses, subsequent to the establishment of technological feasibility. These assets are tested for potential impairment when events occur or circumstances change, which suggest an impairment may have occurred.
In order to facilitate testing for potential impairment the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the assets and, if such cash flows are lower, an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax
cash flows discounted at the Company’s weighted average cost of capital. If events occur or circumstances change it may cause a reduction in the periods over which the assets are amortized, or result in a non-cash
impairment of their carrying value. A reduction in the amortization periods would have no impact on cash flows.
The estimated useful lives of the major classes of assets are as follows:

Technology	10 to 17 years
Customer lists	10 to 15 years
Brand names	5 to 10 years
Product rights	9 to 10 years
Internally developed software	3 to 5 years
Marketing related	11 years

Leases:
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
components from lease components.
The standard had a material impact on our consolidated balance sheet as at December 31, 2019, but did not have an impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities and the related deferred taxes thereon for operating leases, while our accounting for finance leases remained substantially unchanged. Operating lease liabilities recognized under the new standard are not considered to be debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease ROU assets, and operating lease liabilities (current and non-current)
on our consolidated balance sheet at December 31, 2019. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current)
on our consolidated balance sheet at December 31, 2019.
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
6
0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Environmental compliance and remediation:
Environmental compliance costs include ongoing maintenance, monitoring and similar costs. We recognize environmental liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and the costs can be reasonably estimated. The vast majority of our plant closure provision relates to our Ellesmere Port site in the United Kingdom.
The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management use specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs. While we believe our assumptions for environmental liabilities are reasonable, they are subjective judgements and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.
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
Income taxes:
The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the

6
1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statement carrying amounts and the relevant tax bases of the assets and liabilities. Then the Company evaluates the need for a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes the tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income.
Note 3.    Segment Reporting and Geographical Area Data
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment revenues may conclude in the early part of 2020 as our one remaining refinery customer transitions to unleaded fuel.
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

6
2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2019	2018	2017
Net Sales:
Refinery and Performance	$427.9	$432.1	$397.0
Other	155.8	142.4	126.8

Fuel Specialties	583.7	574.5	523.8

Personal Care	228.0	241.4	206.5
Home Care	93.4	109.1	103.4
Other	107.3	117.6	109.6

Performance Chemicals	428.7	468.1	419.5

Oilfield Services	479.9	400.6	304.4
Octane Additives	21.0	33.7	59.1

	$1,513.3	$1,476.9	$1,306.8

( in millions )	2019	2018	2017
Gross profit:
Fuel Specialties	$204.5	$195.0	$188.2
Performance Chemicals	100.1	97.5	75.8
Oilfield Services	159.9	130.4	109.3
Octane Additives	1.7	12.1	30.0

	$466.2	$435.0	$403.3

Operating income/(expense):
Fuel Specialties	$116.6	$116.3	$107.7
Performance Chemicals	48.7	44.7	32.6
Oilfield Services	39.7	22.1	9.5
Octane Additives	(0.7)	9.9	26.7
Corporate costs	(54.4)	(52.4)	(48.8)
Restructuring charge	0.0	(7.1)	0.0
Loss on disposal of subsidiary	0.0	0.0	(0.9)
Foreign exchange loss on liquidation of subsidiary	0.0	0.0	(1.8)

Total operating income	$149.9	$133.5	$125.0

Identifiable assets at year end:
Fuel Specialties	$499.7	$470.5	$437.0
Performance Chemicals	383.3	463.9	480.8
Oilfield Services	316.8	296.1	256.6
Octane Additives	24.2	39.6	41.7
Corporate	244.8	203.3	194.1

	$1,468.8	$1,473.4	$1,410.2

Identifiable assets relating to the TEL operations are included within our Octane Additives segment in the table above, as they cannot be separately reported for the periods shown. Our TEL operations produce TEL for automotive gasoline, which is reported in our Octane Additives segment, and produce TEL for our AvTel product line, which is reported in our Fuel Specialties segment.

6
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company includes within the corporate costs line item the costs of:
•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;
•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;
•	running the corporate offices in the U.S. and Europe;
•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and
•	the corporate share of the information technology, production technology, safety, health, environment, accounting and human resources departments.
The following tables analyze sales and other financial information by location:

( in millions )	2019	2018	2017
Net sales by source:
United States & North America	$897.2	$803.1	$615.7
United Kingdom	810.9	797.5	730.9
Rest of Europe	115.7	143.7	143.4
Rest of World	47.8	29.5	39.2
Sales between areas	(358.3)	(296.9)	(222.4)

	$1,513.3	$1,476.9	$1,306.8

Income before income taxes:
United States & North America	$53.9	$37.1	$11.5
United Kingdom	67.0	59.5	51.9
Rest of Europe	27.2	32.8	63.1
Rest of World	2.3	2.2	1.6

	$150.4	$131.6	$128.1

Long-lived assets at year end:
United States & North America	$156.0	$148.6	$149.7
United Kingdom	70.4	71.6	45.7
Rest of Europe	116.6	112.2	163.5
Rest of World	0.3	0.3	0.3

	$343.3	$332.7	$359.2

Identifiable assets at year end:
United States & North America	$419.5	$402.5	$452.2
United Kingdom	487.2	504.7	258.4
Rest of Europe	163.2	173.1	317.5
Rest of World	35.9	28.2	20.3
Goodwill	363.0	364.9	361.8

	$1,468.8	$1,473.4	$1,410.2

6
4

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
Note 4.    Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2019	2018	2017
Numerator (in millions):
Net income available to common stockholders	$112.2	$85.0	$61.8

Denominator (in thousands):

Weighted average common shares outstanding	24,482	24,401	24,148
Dilutive effect of stock options and awards	246	202	338

Denominator for diluted earnings per share	24,728	24,603	24,486

Net income per share, basic:	$4.58	$3.48	$2.56

Net income per share, diluted:	$4.54	$3.45	$2.52

In 2019, 2018 and 2017 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 6,270, 0 and 9,422 respectively.
Note 5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

( in millions )	2019	2018
Land	$19.8	$18.6
Buildings	60.0	57.0
Equipment	330.7	311.7
Work in progress	19.0	16.0

	429.5	403.3
Less accumulated depreciation	(230.8)	(206.9)

	$198.7	$196.4

Of the total net book value of equipment at December 31, 2019 $1.8 million (2018 – $3.6 million) are in respect of assets held under finance leases.
Depreciation charges were $23.6 million, $22.6 million and $21.4 million in 2019, 2018 and 2017, respectively.

6
5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6.     Leases
We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up to 11 years, some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31
2019
Finance lease cost:
Amortization of right-of-use assets	$1.7
Interest on lease liabilities	0.0

Total finance lease cost	1.7
Operating lease cost	12.1
Short-term lease cost	2.5
Variable lease cost	0.3

Total lease cost	$16.6

Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.3
Operating cash flows from finance leases	2.1
Finance cash flows from finance leases	0.0
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4.3
Finance leases	0.0

6
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31
2019
Operating leases:
Operating lease right-of-use assets	$32.4

Current portion of operating lease liabilities	$10.6
Operating lease liabilities, net of current portion	21.9

Total operating lease liabilities	$32.5

Finance leases:
Property, plant and equipment at cost	$9.9
Accumulated depreciation	(8.1)

Net property, plant and equipment, net	$1.8

Current portion of finance leases	$1.0
Finance leases, net of current portion	0.5

Total finance lease liabilities	$1.5

Weighted average remaining lease term:
Operating leases	3.3 years
Finance leases	1.7 years
Weighted average discount rate:
Operating leases	3.1%
Finance leases	2.4%

Maturities of lease liabilities were as follows as at December 31, 2019:

( in millions )	Operating Leases	Finance Leases
Within one year	$10.8	$1.1
Year two	9.1	0.4
Year three	5.8	0.1
Year four	4.4	0.0
Year five	2.1	0.0
Thereafter	2.5	0.0

Total lease payments	34.7	1.6
Less imputed interest	(2.2)	(0.1)

Total	$32.5	$1.5

As of December 31, 2019, additional operating and finance leases that have not yet commenced are $0.0 million.

6
7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future lease payment for all non
-
cancel
l
able operating and finance leases as of December 31, 2018
were
 as follows, as accounted for under the previous lease standard, ASC 840. As such the amounts are not directly comparable to those included above.

( in millions )	Operating Leases	Finance Leases
Within one year	$6.5	$1.8
Year two	4.5	1.0
Year three	3.2	0.4
Year four	2.3	0.1
Year five	2.1	0.0
Thereafter	4.4	0.0

Total lease payments	$23.0	$3.3

Note 7.    Goodwill
The following table analyzes goodwill movement for 2019 and 2018.

( in millions )	Fuel Specialties	Performance Chemicals	Oilfield Services	Octane Additives	Total
At December 31, 2017
Gross cost (1)	$207.9	$116.6	$37.3	$236.5	$598.3
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$116.6	$37.3	$0.0	$361.8

Exchange effect	0.0	(4.4)	0.0	0.0	(4.4)
Acquisition	0.0	0.0	7.5	0.0	7.5
At December 31, 2018
Gross cost (1)	$207.9	$112.2	$44.8	$236.5	$601.4
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$112.2	$44.8	$0.0	$364.9

Exchange effect	(0.2)	(1.7)	0.0	0.0	(1.9)
At December 31, 2019
Gross cost (1)	$207.7	$110.5	$44.8	$236.5	$599.5
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.7	$110.5	$44.8	$0.0	$363.0

(1)
Gross cost is net of $8.7
 million, $0.3
 million and $289.5
 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively
.

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Fuel Specialties, Performance Chemicals, Oilfield

6
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Services and Octane Additives. The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.
The Company assesses goodwill for impairment on at least an annual basis, initially based on a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount. If a potential impairment is identified then an impairment test is performed.
The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2019, 2018 and 2017. Our impairment assessment concluded that there had been no
impairment of goodwill in respect of those reporting units.
We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8.    Other Intangible Assets
Other intangible assets comprise the following:

( in millions )	2019	2018
Gross cost:
– Product rights	$34.0	$34.0
– Brand names	8.9	8.9
– Technology	55.1	55.1
– Customer and distributor relationships	124.7	125.6
– Patents	2.9	2.9
– Non-compete agreements	4.1	4.1
– Marketing related	22.1	22.1
– Internally developed software	43.0	41.9

	294.8	294.6

Accumulated amortization:
– Product rights	(23.9)	(20.1)
– Brand names	(6.0)	(5.4)
– Technology	(22.5)	(19.1)
– Customer and distributor relationships	(63.9)	(53.5)
– Patents	(2.9)	(2.9)
– Non-compete agreements	(4.1)	(4.1)
– Marketing related	(22.1)	(22.1)
– Internally developed software	(35.9)	(31.1)

	(181.3)	(158.3)

	$113.5	$136.3

Amortization expense
The aggregate of other intangible asset amortization expense was $23.0 million (excluding the impact of foreign exchange translation on the balance sheet), $26.3 million and $28.3 million in 2019, 2018 and 2017, respectively, of which $3.4 million, $3.4 million and $4.3 million, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.
Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2020	$22.7
2021	$19.5
2022	$17.9
2023	$14.5
2024	$12.5

7
0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In 2019, the Company contributed $0.4 million (2018 – $1.0 million) in cash to the Plan in accordance with an agreement with the trustees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net service cost for the twelve months ended December 31, 2019 was $0.9 million (twelve months ended December 31, 2018 – $1.2 million and twelve months ended December 31, 2017 – $0.9 million) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

( in millions )	2019	2018	2017
Plan net pension (credit)/charge:
Interest cost on PBO	$15.2	$15.0	$15.2
Expected return on plan assets	(22.0)	(22.2)	(24.5)
Amortization of prior service credit	(0.9)	(1.1)	(1.0)
Amortization of actuarial net losses	0.0	2.0	5.0

	$(7.7)	$(6.3)	$(5.3)

Plan assumptions at December 31, (%):
Discount rate	1.95	2.78	2.56
Inflation rate	2.25	2.25	2.20
Rate of return on plan assets – overall on bid-value	2.50	3.05	2.75

Plan asset allocation by category (%):
Debt securities and insura nce contracts	86	83	53
Equity securities and real estate	10	12	38
Cash	4	5	9

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts. A 0.25% change in the discount rate assumption would change the PBO by approximately $24 million and the net pension credit for 2019 would change by approximately $0.1 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $18 million and the net pension credit for 2019 by approximately $1.1
 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Movements in PBO and fair value of Plan assets are as follows:

( in millions )	2019	2018
Change in PBO:
Opening balance	$643.2	$721.4
Interest cost	15.2	15.0
Service cost	0.9	1.2
Benefits paid	(42.1)	(43.7)
Actuarial losses/( gains )	57.7	(14.6)
Plan amendments	0.0	3.3
Exchange effect	26.1	(39.4)

Closing balance	$701.0	$643.2

Fair value of plan assets:
Opening balance	$739.1	$837.4
B enefits paid	(42.1)	(43.7)
Actual contributions by employer	0.4	1.1
Actual return on assets	89.1	(10.3)
Exchange effect	30.4	(45.4)

Closing balance	$816.9	$739.1

The current investment strategy of the Plan is to obtain an asset allocation of approximately 85% debt securities and insurance contracts and
 15% equity securities
a
nd real estate
in order to achieve a more predictable return on assets.
Due to the change in the Plan’s investment strategy in 2018 the Plan’s assets no longer include index-tracking funds (December 31, 2018 – nil). The Plan holds approximately 12% (December 31, 2018 – 9%) of the Plan’s assets in debt securities issued by non-US
governments and government agencies. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.
For the vast majority of assets, a market approach is adopted to assess the fair value of the assets, with the inputs being the quoted market prices for the actual securities held in the relevant fund.
Debt
securities
Fixed income securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and are classified as Level 1.

Corporate debt securities are classified as Level 2 in line with the industry standard.
Equity backed securities
Common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded. Other financial derivatives are classified as level 2 and certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized with a hierarchy
.

7
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other asset backed securities
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
The Company also invests in real estate as a low risk asset backed security, classified as Level 1.
The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2019
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$98.4	$		$		$98.4
Corporate debt securities			445.9			445.9
Equity backed securities:
Other financial derivatives			(3.7)			(3.7)
Investments measured at net asset value (1)						46.8
Other asset backed securities:
Insurance contracts					157.9	157.9
Real estate	41.7					41.7

Total assets at fair value	140.1		442.2		157.9	787.0
Cash	29.9					29.9

Total plan assets	$170.0		$442.2		$157.9	$816.9

At December 31, 2018
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$67.2	$		$		$67.2
Corporate debt securities			406.4			406.4
Equity backed securities:
Other financial derivatives			0.5			0.5
Investments measured at net asset value (1)						53.0
Other asset backed securities:
Insurance contracts					142.5	142.5
Real estate	31.4					31.4

Total assets at fair value	98.6		406.9		142.5	701.0
Cash	38.1					38.1

Total plan assets	$136.7		$406.9		$142.5	$739.1

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value tab
le with a
hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliation of the fair value of the Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2017	162.8
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	(4.8)
Purchases, issuances and settlements	(6.7)
Exchange effect	(8.8)

Balance at December 31, 2018	$142.5

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	16.0
Purchases, issuances and settlements	(6.5)
Exchange effect	5.9

Balance at December 31, 2019	$157.9

The projected net service cost for the year ending December 31, 2020 is $
1.2
 million and will be recognized in selling, general and administrative expenses.
The following net pension credit will be recognized in other income and expense:

( in millions )
Interest cost on PBO	$11.5
Expected return on plan assets	(18.3)
Amortization of prior service credit	(0.9)
Amortization of actuarial net losses	0.9

$(6.8)

In total, there will be a net pension credit of $
5.6
 million to the Innospec’s net income for the year ending December 31, 2020.
The following benefit payments are expected to be made:

( in millions )
2020	$42.4
2021	$36.2
2022	$35.5
2023	$34.6
2024	$34.8
2025-2029	$167.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
German plan
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.
The net service cost for the German plan for the twelve months ended December 31, 2019 was $
0.1
 million (twelve months ended December 31, 2018 – $
0.2
 million and twelve months ended December 31, 2017 – $
0.2
million). The following table shows the income statement effect recognized within other income and expense:

(in millions)	2019	2018	2017
Plan net pension charge:
Interest cost on PBO	$0.2	$0.2	$0.2
Amortization of actuarial net loss	0.3	0.4	0.4

	$0.5	$0.6	$0.6

Plan assumptions at December 31, (%):
Discount rate	0.80	1.90	1.70
Inflation rate	1.75	1.75	1.75
Rate of increase in compensation levels	2.75	2.75	2.75
Movements in PBO of the German plan are as follows:

(in millions)	2019	2018
Change in PBO:
Opening balance	$11.3	$11.8
Service cost	0.1	0.2
Interest cost	0.2	0.2
Benefits paid	(0.3)	(0.3)
Actuarial losses	2.2	0.0
Exchange effect	(0.2)	(0.6)

Closing balance	$13.3	$11.3

Other plans
As at December 31, 2019, we have post-employment obligations in our European businesses with a liability of $
4.5
 million (December 31, 2018 – $
4.4
million).

For the year ended December 31, 2019 we have recognized an actuarial loss of $0.2 million in other comprehensive loss in relation to the Performance Chemicals pension in France.
Company contributions to defined contribution schemes during 2019 were $10.4 million (2018 – $8.6 million).

7
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10.    Income Taxes
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognised Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2017	$2.2	$0.1	$2.3
Additions for tax positions of prior periods	0.5	0.2	0.7
Reductions due to lapsed statute of limitations	(0.5)	0.0	(0.5)
Closing balance at 31 December , 2017	2.2	0.3	2.5
C urren t	0.0	0.0	0.0
Non-cur rent	$2.2	$0.3	$2.5
Ope ning balance at January 1, 2018	$2.2	$0.3	$2.5
Addition s for tax positions of p rior periods	11.7	0.4	12.1
Reductions due to lapsed statute of limitations	(0.5)	(0.1)	(0.6)

Closing balance at 31 December, 201 8	13.4	0.6	14.0
Current	0.0	0.0	0.0

Non- current	$13.4	$0.6	$14.0
Opening balance at January 1, 2019	$13.4	$0.6	$14.0
Additions for tax positions of prior periods	1.0	1.4	2.4

Closing balance at 31 December, 2019	14.4	2.0	16.4
Current	0.0	0.0	0.0

Non-current	$14.4	$2.0	$16.4

All of the $14.4 million of unrecognised tax benefits would impact our effective tax rate if recognised.
T
ax audits have been opened by the Italian tax authorities in respect of
Innospec
Performance Chemicals Italia Srl, acquired as part of the Huntsman business, in relation to the period
2011
to
2013
inclusive.
D
uring the third quarter of 2019, the Italian tax authorities opened a tax au dit into 2014.
The Company believes that additional tax of approximately $
0.5
 million, together with associated interest of $
0.2
 million, may arise as a result of the
2011
audit. This amount was recorded at December
31
,
2017
. During
2018
, the Company determined that additional tax of approximately $
0.9
 million, together with associated interest of $
0.3
 million, may arise as a result of the
2012
and
2013
audits collectively.
Duri
ng 2019, the company recor
ded additi
onal tax of $1.0 million in relation to 2014, together with additional interest of $0.5 million relating to all years.
As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an unre
co
gnized t
a
x bene
fit of
 $3.4
 million is recorded,
 together with an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
indemnification asset of the same amount to reflect the fact that the final liability would be reimbursed by the previous owner.
I
n the fourth quarter of 2018, the Company recorded an uncertain tax position of $10.8 million. This portion primarily related to a potential adjustment that could arise as a consequence of the Tax Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. Additional interest of $0.9 million has bee
n re
corded during the period e
nding December 31, 2019
.
Innospec Performance Chemicals France SAS and Innospec Saint-Mihiel SAS are currently subject to a corporate income tax audit in France in respect of 2016 to 2018. The Company currently anticipates that adjustments, if any, arising out of this tax audit would not result in a material change to the Company’s financial position as at December 31, 2019. Any additional tax arising as a consequence of the 2016 tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2016 onwards. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (2015 onwards), France (2016 onwards), Germany (2016 onwards), Switzerland (2017 onwards) and the United Kingdom (2018 onwards).
The sources of income before income taxes were as follows:

( in millions )	2019	2018	2017
Domestic	$52.4	$37.1	$3.1
Foreign	98.0	94.5	125.0

	$150.4	$131.6	$128.1

The components of income tax expense are summarized as follows:

( in millions )	2019	2018	2017
Current:
Federal	$13.8	$12.5	$51.2
State and local	2.3	2.0	0.9
Foreign	22.9	26.6	21.0

	39.0	41.1	73.1

Deferred:
Federal	(3.0)	4.2	(8.1)
State and local	(0.5)	0.3	0.7
Foreign	2.7	1.0	0.6

	(0.8)	5.5	(6.8)

	$38.2	$46.6	$66.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash payments for income taxes were $37.6 million, $35.4 million and $24.2 million during 2019, 2018 and 2017, respectively.
The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
Foreign income inclusions	0.3	0.7	2.1
Foreign tax rate differential	(0.2)	(0.5)	(13.7)
Tax charge from previous years	1.8	0.7	1.1
Net charge/(credit) from unrecognized tax benefits	1.1	0.3	(0.4)
Foreign currency transactions	(0.3)	1.4	(0.9)
Effect of U.S. tax law change	0.6	9.3	31.7
Tax on unremitted earning s	(0.1)	0.9	0.0
Non-deductible foreign interest	0.8	1.3	1.1
Other items and adjustments, ne t	0.4	0.3	(4.2)

	25.4%	35.4%	51.8%

The 2019 effective tax rate was negatively impacted by the change in tax estimates for 2018 compared to actual filed returns, including the impact of the final U.S. FDII regulations which were released during the first quarter of 2019.
During 2019, the Company recorded additional tax and interest arising as a consequence of the tax audit into Innospec Performance Chemicals Italia Srl. This has had a negative impact on the tax rate in 2019, although any finally determined tax liabilities would be reimbursed by the previous owner under the terms of the sale and purchase agreement.
Additional interest arising on the uncertain tax position relating to a potential adjustment that could arise as a consequence of the Tax Act has had a negative impact on the effective tax rate in 2019.
In the United Kingdom, tax legislation prohibits a tax deduction in relation to certain intercompany interest expense arising. This has also had a negative impact on the effective tax rate in 201
9
.
Other items do not have a material impact on the effective tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Details of deferred tax assets and liabilities are analyzed as follows:

( in millions )	2019	2018
Deferred tax assets:
Stock compensation	$6.7	$4.9
Net operating loss carry forwards	7.3	8.8
Other intangible assets	6.0	5.6
Accretion expense	3.3	3.3
Restructuring provision	0.0	1.9
Foreign t ax credits	3.6	0.0
Other	5.9	4.8

Subtotal	32.8	29.3
Less valuation allowance	(0.8)	0.0

Total net deferred tax assets	$32.0	$29.3

Deferred tax liabilities:
Property, plant and equipment	$(19.5)	$(17.1)
Intangible assets including goodwill	(28.1)	(28.1)
Pension asset	(18.2)	(15.0)
Investment impairment recapture	(1.0)	(2.0)
Customer relationships	(4.2)	(4.9)
Unremitted overseas earnings	(1.0)	(1.1)
Other	(0.5)	(0.5)

Total deferred tax liabilities	$(72.5)	$(68.7)

Net deferred tax liability	$(40.5)	$(39.4)

Deferred tax assets	$9.1	$8.8
Deferred tax liabilities	(49.6)	(48.2)

	$(40.5)	$(39.4)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in certain jurisdictions over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $0.8 million has been recorded to recognise only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth
.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Gross net operating loss carry forwards of $33.7 million result in a deferred tax asset of $7.3 million
, ne
t of valuation allowances
. The net operating loss carry forwards arose in the U.S. and in five
of the Company’s foreign subsidiaries. Net operating loss carry forwards of $3.9 million arose from state tax losses in prior periods in certain of the Company’s U.S. subsidiaries. It is expected that sufficient taxable profits will be generated in the U.S. against which the state net operating loss carry forwards of $3.8 million can be relieved before their expiration in the period

2031 to 2038. The remaining $0.1 million of the U.S. net operating losses can be carried forward indefinitely without expiration. Net operating loss carry forwards of $29.8 million arose in five of the Company’s foreign subsidiaries. It is expected that sufficient taxable profits will be generated against which $26.4 million of these net operating loss carry forwards can be relieved. These losses can be carried forward indefinitely without expiration.
Note 11.    Long-Term Debt
Long-term debt consists of the following:

( in millions )	2019	2018
Revolving credit facility	$60.0	$126.0
Term loan	0.0	82.5
Deferred finance costs	(1.4)	(0.9)

	58.6	207.6
Less current portion	0.0	(21.4)

	$58.6	$186.2

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
As a result, refinancing costs of $1.5 million were capitalized which are being amortized over the expected life of the facility.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

( in millions )	2019	2018
Gross cost at January 1	$2.7	$2.7
Capitalized in the year	1.5	0.0
Written down in the year	(2.7)	0.0

	1.5	2.7

Accumulated amortization at January 1	$(1.8)	$(1.1)
Amortization in the year	(1.0)	(0.7)
Amortization written down in the year	2.7	0.0

	$(0.1)	$(1.8)

Net book value at December 31	$1.4	$0.9

Amortization expense was $1.0 million, $0.7 million and $0.6 million in 2019, 2018 and 2017, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.
The obligations of the Company under the credit facility are secured obligations and guaranteed by certain subsidiaries of the Company. Amounts available under the revolving facility may be borrowed in U.S. dollars, Euros, British pounds and other freely convertible currencies.
The Company’s credit facility contain
s
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
In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2019 and does not expect to breach these covenants for the next 12 months.
The weighted average rate of interest on borrowings was 3.14% at December 31, 2019 and 3.32% at December 31, 2018. Payments of interest on long-term debt were $4.8 million, $6.5 million and $7.2 million in 2019, 2018 and 2017, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net cash outflows in respect of refinancing costs were $1.5 million, $0.0 million and $0.0 million in 2019, 2018 and 2017, respectively.
Note 12.    Plant Closure Provisions
The Company has continuing plans to close some of its manufacturing facilities at sites around the world as and when those operations are expected to be decommissioned. The liability for estimated closure costs of lnnospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”).
As a result, the principal site giving rise to remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom, which management believes is the last ongoing manufacturer of TEL. There are also remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe.
Movements in the provisions are summarized as follows:

( in millions )	2019	2018	2017
Total at January 1	$49.5	$46.1	$39.5
Charge for the period	4.4	6.8	5.9
Measurement period adjustment on acquisition	0.0	0.0	2.8
Utilized in the period	(4.4)	(3.1)	(2.4)
Exchange effect	(0.2)	(0.3)	0.3

Total at December 31	49.3	49.5	46.1
Due within one year	(5.6)	(5.9)	(5.2)

Due after one year	$43.7	$43.6	$40.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Remediation costs are recognized in cost of goods sold.
The provisions for remediation represent the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2019 represents the accretion expense recognized of $4.3 million and a further $0.1 million primarily in respect of changes in the expected cost and scope of future remediation activities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in.
Remediation expenditure utilized provisions of $4.4 million, $3.1 million and $2.4 million in 2019,
2018
and 2017, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2019		December 31, 2018
( in millions )	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$75.7	$75.7	$123.1	$123.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.8	0.8	0.0	0.0
Interest rate swaps	0.0	0.0	1.9	1.9

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$58.6	$58.6	$207.6	$207.6
Finance leases (including current portion)	1.5	1.5	3.3	3.3
Derivatives (Level 1 measurement):
Other non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.7	0.7
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	24.6	24.6	15.1	15.1
The following methods and assumptions were used to estimate the fair values of financial instruments:
Cash and cash equivalents:
The carrying amount approximates fair value because of the short-term maturities of such instruments.
Long-term debt and finance leases:
Long-term debt principally comprises the revolving credit facility, which is shown net of deferred finance costs that have been capitalized. The fair value of long-term debt approximates to the carrying value. Finance leases relate to certain fixed assets in our Fuel Specialties and Oilfield Services segments. The carrying amount of long-term debt and finance leases approximates to the fair value.
Derivatives:
The fair value of derivatives relating to foreign currency forward exchange contracts and interest rate swaps are derived from current settlement prices and comparable contracts using current assumptions. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar. Interest rate swaps in the prior year related to contracts taken out to hedge interest rate risk on a portion of our long-term debt.
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
The Company
pre
viously
enter
ed
into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2019, there were no interest rate swaps in pl
a
ce with all sw
aps having bee
n settled during the year
. As at Dece
m
b
er
31,
 2018, ther
e were
interest rate swaps with a notional value of $132.5 million
in place
. Interest rate swaps
were
in place to hedge interest rate risk on the term loan for a notional value that matche
d
 the repayment profile of the term loan. These interest rate swaps
we
re

designated as hedging instruments, and their impact on other comprehensive loss for 2019 was a loss
of $1.9 million (2018 – gain $0.4 million).
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2019, foreign currency forward exchange contracts with a notional value of $108.9 million were in place (December 31, 2018 $108.7 million), with maturity dates of up to one year
from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2019 was a gain
of $1.5 million (2018 – loss $1.8 million).
As at December 31, 2019 and December 31, 2018 the Company did not hold any raw material derivatives.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Capital commitments
The estimated additional cost to complete work in progress at December 31, 2019 is $4.0 million (2018 – $6.0 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at December 31, 2019, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.7 million (December 31, 2018 – $5.0 million).

The remaining terms of the fixed maturity guarantees vary from 1 month to 4 years, with some further guarantees having no fixed expiry date.
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
Note 16.    Stockholders’ Equity

	Common Stock			Treasury Stock
( number of shares in thousands )	2019	2018	2017	2019	2018	2017
At January 1	29,555	29,555	29,555	5,121	5,204	5,483
Exercise of options	0	0	0	(104)	(103)	(296)
Stock purchases	0	0	0	30	20	17

At December 31	29,555	29,555	29,555	5,047	5,121	5,204

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2019, the Company had authorized common stock of
40,000,000
shares (2018
 –
40,000,000
).
Note 17.    Stock-Based Compensation Plans
Stock option plans
The Company has
two
stock option plans, the Omnibus Long-Term Incentive Plan and the Share
S
ave Plan 2008 under which it currently grants awards. The stock options have vesting periods ranging from 24 months to 5 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,550,000.
The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2019	2018	2017
Dividend yield	1.09%	1.11%	0.96%
Expected life	5 years	5 years	5 years
Volatility	26.8%	25.6%	25.3%
Risk free interest rate	2.48%	2.74%	1.50%

The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	545,249	$32.46	$36.06
Granted – at discount	67,230	$0.00	$71.54
– at market value	12,539	$81.07	$22.69
Exercised	(103,633)	$11.92	$32.12
Forfeited	(16,926)	$47.69	$33.50

Outstanding at December 31, 2019	504,459	$33.05	$41.35

At December 31, 2019, there were 41,525 stock options that were exercisable, 8,530 had performance conditions attached.
The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The stock option compensation cost for 2019, 2018 and 2017 was $6.6 million, $4.9 million and $4.2 million, respectively. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $3.5 million, $3.2 million and $2.9 million, respectively.
The total compensation cost related to
non-vested
stock options not yet recognized at December 31, 2019 was $8.6 million and this cost is expected to be recognized over the weighted-average period of 1.76 years.
In
2019
, the Company recorded a current tax benefit of $
1.5
 million in respect of stock option compensation
(2018
– $
1.2
million). This amount is inclusive of excess tax benefits.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.
Stock equivalent units
The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 11 months to 4 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2019 the liability for SEUs of $24.6 million is in
clu
ded
in accrued liabilities in the consolidated balance sheets until they are cash settled.
The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2019	2018	2017
Dividend yield	0.99%	1.44%	1.09%
Ex pected life	5 years	5 years	5 years
Volatility	26.6%	27.2%	25.4%
Risk free interest rate	1.62%	2.46%	1.98%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2019:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2018	418,936	$3.47	$52.45
Granted – at discount	123,815	$0.00	$71.47
– at market value	4,359	$81.07	$22.69
Exercised	(142,035)	$2.22	$46.45
Forfeited	(14,259)	$3.42	$63.76

Outstanding at December 31, 2019	390,816	$3.69	$59.91

At December 31, 2019, there were 31,649 SEUs that were exercisable, 28,881 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation cost for 2019, 2018 and 2017 was $20.1 million, $5.7 million and $6.6 million, respectively. The total intrinsic value of SEUs exercised in 2019, 2018 and 2017 was $7.3 million, $2.7 million and $1.7 million, respectively.
The weighted-average remaining vesting period of
non-vested
SEUs is 1.88 years.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.
Note 18.    Reclassifications out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss for 2019 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(0.9)	See (1) below
Amortization of actuarial net losses	0.0	See (1) below

	(0.9)	Total before tax
	0.2	Income tax expense

Total reclassifications	$(0.7)	Net of tax

(1) These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Changes in accumulated other comprehensive loss for 2019, net of tax, were:

(in millions)	Derivative Instruments	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2018	$1.5	$(18.1)	$(59.1)	$(75.7)

Other comprehensive income before reclassifications	(1.5)	0.0	(6.0)	(7.5)
Amounts reclassified from AOCL	0.0	(0.7)	0.0	(0.7)
Actuarial net gains arising during the year	0.0	9.5	0.0	9.5

Net current period other comprehensive income	(1.5)	8.8	(6.0)	1.3

Balance at December 31, 2019	$0.0	$(9.3)	$(65.1)	$(74.4)

Note 19.    Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No.
 2016-13,
Financial Instruments – Credit Losses (ASC Topic 326). This replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale
debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We have
e
va
luated
the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems.
 We ex
p
ec
t the impact on the financial statements of ad
opting this
standard to be minimal.
Note 20.    Related Party Transactions
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2019, 2018 and 2017 the Company incurred fees payable to SGR of $0.5 million, $0.3 million and $0.4 million, respectively. As at December 31, 2019 and at December 31, 2018, the Company did
no
t have any amounts outstanding due to SGR.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European

Metal
Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in
2019
for a value of $
0.4
 million
 (2018

–
 $0.3 million
; 2017
–
 $0.0
million
)
. A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at December
31
,
2019
EMR owed $
0.0
 million (December 31, 2018 – $
0.1
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of December 31, 2019.
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
Based on criteria in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2019.
Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report is included in Item 8 of this Annual Report on Form
10-K.
Changes in Internal Controls over Financial Reporting
As disclosed under Item 4 Controls and Procedures in our Quarterly Report on Form
10-Q
for the period ended June 30, 2019 management identified a material weakness in internal control over financial reporting relating to a network security incident that prevented access to certain information technology systems and data within our network. Management designed and maintained new controls and procedures to improve the IT infrastructure. Therefore, as of December 31, 2019 management has concluded that these controls are operating effectively and the material weakness remediated.
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company.
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules
13a-15
and
15d-15
under the Securities Exchange Act of 1934, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those to remediate the aforementioned material weakness in the Company’s IT infrastructure, that occurred during our second fiscal quarter.
Item 9B	Other Information

None.

PART III
Item 10	Directors, Executive Officers and Corporate Governance

The information set forth under the headings
“Re-Election
of Two Class I Directors”, “Information about the Board of Directors,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2020 (“the Proxy Statement”) is incorporated herein by reference.
The Board of Directors has adopted a Code of Conduct that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Any stockholder who would like to receive a copy of our Code of Conduct, our Corporate Governance Guidelines or any charters of our Board’s committees may obtain them without charge by writing to the General Counsel and Chief Compliance Officer, Innospec Inc., 8310 South Valley Highway, Suite 350, Englewood, Colorado, 80112,
e-mail
investor@innospecinc.com
. These and other documents can also be accessed via the Company’s web site,
www.innospecinc.com
.
The Company intends to disclose on its web site
www.innospecinc.com
any amendments to, or waivers from, its’ Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or Nasdaq.
Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” in the Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Board Committees – Nominating and Governance Committee” in the 2020 Proxy Statement is incorporated herein by reference.
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

Information regarding fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP and KPMG LLP, is provided under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information regarding the Audit Committee’s pre-approval
policies and procedures is provided under the heading “Audit Committee
Pre-approval
Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15	Exhibits and Financial Statement Schedules

(1)	Financial Statements

The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 19, 2020, are set forth in Item 8.

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

	3.1	Amended and Restated Certificate of Incorporation of the Company (filed herewith).

	3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

	3.3	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

	3.4	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018).

	4.1	Description of Common Stock (filed herewith).

	10.1	Executive Service Agreement of Mr. Philip J. Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

	10.2	Contract of Employment, Mr. Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *
	10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

10.4
Contract of Employment, Mr. Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. ShareSave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Contract of Employment, Mr. David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.12	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).
10.14	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.15	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.16	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.17	Executive Service Letter to Mr. Philip J. Boon dated October 15, 2015 (Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K on February 17, 2016). *

10.18	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated September 26, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 30, 2019).

10.19	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.20	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018)

16	Letter regarding change in certifying accountant dated April 10, 2019 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed April 11, 2019).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith).

23.3	Consent of Independent Registered Public Accounting Firm, KPMG Audit Plc (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

*	Denotes a management contract or compensatory plan.

Item 16	Form 10-K Summary

Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2020:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ PATRICK S. WILLIAMS Patrick S. Williams	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER J. PARSONS Christopher J. Parsons	Head of Group Finance (Principal Accounting Officer)

/s/ HUGH G. C. ALDOUS Hugh G. C. Aldous	Director

/s/ DAVID F. LANDLESS David F. Landless	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ CLAUDIA POCCIA Claudia Poccia	Director

/s/ JOACHIM ROESER Joachim Roeser	Director