Form 10-Q
period 2020-03-31
INNOSPEC INC.
filed 2020-05-06
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Common Stock, par value $0.01	24,560,830

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feel,” “plan,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the
COVID-19
pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it and the manner in which the pandemic may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2019, this Form 10-Q and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2020	2019
Net sales	$372.3	$388.3
Cost of goods sold	(258.4)	(270.5)

Gross profit	113.9	117.8
Operating expenses:
Selling, general and administrative	(64.4)	(72.5)
Research and development	(8.6)	(9.1)

Total operating expenses	(73.0)	(81.6)

Operating income	40.9	36.2
Other income, net	3.9	4.1
Interest expense, net	(0.6)	(1.5)

Income before income tax expense	44.2	38.8
Income tax expense	(11.1)	(10.1)

Net income	$33.1	$28.7

Earnings per share:
Basic	$1.35	$1.17

Diluted	$1.34	$1.17

Weighted average shares outstanding (in thousands):
Basic	24,529	24,437

Diluted	24,742	24,594

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(in millions)	2020	2019
Net income	$33.1	$28.7

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $1.6 million and $0.4 million respectively	(7.9)	(5.0)
Changes in unrealized gains on derivative instruments, net of tax of $0.0 million and $0.1 million respectively	0.0	(0.5)
Amortization of prior service credit, net of tax of $0.0 million and $0.0 million respectively	(0.2)	(0.2)
Amortization of actuarial net losses, net of tax of $0.0 million and $0.0 million respectively	0.2	0.0

Total other comprehensive loss	(7.9)	(5.7)

Total comprehensive income	$25.2	$23.0

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68.1	$75.7
Trade and other accounts receivable (less allowances of $3.8 million and $3.8 million respectively)	296.3	292.0
Inventories (less allowances of $14.7 million and $14.5 million respectively):
Finished goods	171.8	173.9
Raw materials	74.2	70.7

Total inventories	246.0	244.6
Prepaid expenses	11.6	14.7
Prepaid income taxes	4.7	2.5
Other current assets	0.0	0.8
Total current assets	626.7	630.3
Net property, plant and equipment	197.8	198.7
Operating lease right-of-use assets	31.7	32.4
Goodwill	361.2	363.0
Other intangible assets	107.1	113.5
Deferred tax assets	8.8	9.1
Pension asset	117.3	115.9
Other non-current assets	4.7	5.9

Total assets	1,455.3	1,468.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements
.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2020	December 31, 2019
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$108.4	$122.0
Accrued liabilities	127.9	154.0
Current portion of finance leases	0.8	1.0
Current portion of plant closure provisions	5.6	5.6
Current portion of accrued income taxes	12.3	10.3
Current portion of operating lease liabilities	11.1	10.6
Total current liabilities	266.1	303.5
Long-term debt	58.7	58.6
Finance leases, net of current portion	0.4	0.5
Plant closure provisions, net of current portion	43.7	43.7
Accrued income taxes, net of current portion	36.2	36.2
Unrecognized tax benefits	16.4	16.4
Operating lease liabilities, net of current portion	20.7	21.9
Deferred tax liabilities	49.9	49.6
Pension liabilities and post-employment benefits	17.4	17.8
Other non-current liabilities	1.5	1.7

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	331.2	330.4
Treasury stock ( 4,993,670 and 5,047,278 shares at cost, respectively)	(94.0)	(93.3)
Retained earnings	788.6	755.5
Accumulated other comprehensive loss	(82.3)	(74.4)

Total Innospec stockholders’ equity	943.8	918.5
Non-controlling interest	0.5	0.4

Total equity	944.3	918.9

Total liabilities and equity	$1,455.3	$1,468.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$33.1	$28.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.0	11.6
Deferred tax expense	0.7	0.2
Cash contributions to defined benefit pension plans	0.0	(0.3)
Non-cash movements on defined benefit pension plans	(1.2)	(1.6)
Stock option compensation	1.2	1.6
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(7.9)	(18.5)
Inventories	(5.0)	(1.8)
Prepaid expenses	2.1	(0.1)
Accounts payable and accrued liabilities	(36.0)	(10.9)
Accrued income taxes	1.6	4.4
Plant closure provisions	0.1	0.4
Unrecognized tax benefits	0.0	0.3
Other assets and liabilities	1.7	(0.8)
Net cash provided by operating activities	2.4	13.2

Cash Flows from Investing Activities
Capital expenditures	(7.8)	(10.7)
Internally developed software	0.0	(0.5)
Net cash used in investing activities	(7.8)	(11.2)

Cash Flows from Financing Activitie s
Non-controlling interest	0.1	0.0
Repayments of finance leases	(0.3)	(0.6)
Issue of treasury stock	0.7	1.0
Repurchase of common stock	(2.1)	(1.9)

Net cash used in financing activities	(1.6)	(1.5)
Effect of foreign currency exchange rate changes on cash	(0.6)	(0.1)

Net change in cash and cash equivalents	(7.6)	0.4
Cash and cash equivalents at beginning of period	75.7	123.1
Cash and cash equivalents at end of period	$68.1	$123.5

Amortization of deferred finance costs of $0.1 million (2019 – $0.2 million) are included in depreciation and amortization in the condensed consolidated statement of cash flow but in interest expense in the condensed consolidated statement of income.
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				33.1			33.1
Changes in cumulative translation adjustment, net of tax					(7.9)		(7.9)
Non-controlling interest investment						0.1	0.1
Treasury stock reissued		(0.4)	1.4				1.0
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		1.2					1.2
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.2		0.2

Balance at March 31, 2020	$0.3	$331.2	$(94.0)	$788.6	$(82.3)	$0.5	$944.3

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				28.7			28.7
Changes in cumulative translation adjustment, net of tax					(5.0)		(5.0)
Changes in unrealized gains on derivative instruments, net of tax					(0.5)		(0.5)
Treasury stock reissued		(0.5)	1.2				0.7
Treasury stock repurchased			(1.9)				(1.9)
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.0		0.0

Balance at March 31, 2019	$0.3	$326.0	$(93.5)	$697.0	$(81.4)	$0.5	$848.9

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
It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 19, 2020 (the “2019 Form 10-K”).
The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.
When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
Credit losses
With an effective date of January 1, 2020, we have applied Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326). This replaces the incurred loss impairment methodology under previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
The standard was adopted using prospective application and principally impacts the allowance for trade and other accounts receivables. Upon adoption, there was no adjustment made to opening retained earnings as at January 1, 2020. As a result of implementing the standard, the Company did not recognize any material change to the allowance within trade and other accounts receivable as at January 1, 2020. Trade and other accounts receivable are shown net of a $3.8 million allowance at March 31, 2020. The allowance remains immaterial to the financial statements.
The Company is exposed to credit losses primarily through sales of products. The Company’s expected loss allowance methodology for trade and other accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ receivables. Due to the short-term nature of such receivables, the estimate of accounts receivable amounts that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, a further allowance is included to account for the Company’s historic track record of credit losses, for balances which are not aged sufficiently to be considered under the aging based approach.
The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

NOTE 2 – SEGMENT REPORTING
The Company reports its financial performance based on the following four reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment revenues may conclude in 2020 as our one remaining refinery customer transitions to unleaded fuel.
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2020	2019
Net Sales:
Refinery and Performance	108.6	$117.3
Other	38.4	38.7

Fuel Specialties	147.0	156.0

Personal Care	63.0	61.0
Home Care	21.6	27.0
Other	28.5	30.1

Performance Chemicals	113.1	118.1

Oilfield Services	112.2	114.2

	$372.3	$388.3

Gross profit/(loss):
Fuel Specialties	$51.2	$55.7
Performance Chemicals	27.6	26.6
Oilfield Services	36.2	37.7
Octane Additives	(1.1)	(2.2)

	$113.9	$117.8

Operating income/(loss):
Fuel Specialties	$32.1	$32.9
Performance Chemicals	15.6	13.5
Oilfield Services	7.2	7.8
Octane Additives	(1.2)	(2.8)
Corporate costs	(12.8)	(15.2)

Total operating income	$40.9	$36.2

The following table presents a summary of the depreciation and amortization charges incurred by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2020	2019
Depreciation:
Fuel Specialties	$1.0	$0.9
Performance Chemicals	2.8	2.5
Oilfield Services	1.7	1.7
Octane Additives	0.3	0.3
Corporate	0.3	0.3

	$6.1	$5.7

Amortization:
Performance Chemicals	2.2	2.2
Oilfield Services	2.6	2.6
Corporate	1.0	0.9

	$5.8	$5.7

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended March 31
	2020	2019
Numerator (in millions):
Net income available to common stockholders	$33.1	$28.7

Denominator (in thousands):
Weighted average common shares outstanding	24,529	24,437
Dilutive effect of stock options and awards	213	157

Denominator for diluted earnings per share	24,742	24,594

Net income per share, basic:	$1.35	$1.17

Net income per share, diluted:	$1.34	$1.17

In the three months ended March 31, 2020, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share was
17,636 (three months ended March 31, 2019 – 12,539).
NOTE 4 – GOODWILL
The following table summarizes the goodwill movements:

(in millions)	Gross Cost	Accumulated Impairment Losses	Net Book Amount
Opening balance at January 1	$599.5	$(236.5)	$363.0
Exchange effect	(1.8)	0.0	(1.8)

Closing balance at March 31	$597.7	$(236.5)	$361.2

NOTE 5 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movements:

(in millions)	2020
Gross cost at January 1	$294.8
Exchange effect	(0.9)
Gross cost at March 31	293.9
Accumulated amortization at January 1	(181.3)
Amortization expense	(5.8)
Exchange effect	0.3
Accumulated amortization at March 31	(186.8)

Net book amount at March 31	$107.1

The amortization expense for the three months ended March 31, 2020 was $5.8 million (three months ended March 31, 2019 – $5.7 million)
.
The net book amount by category of other intangible asset
s
is shown in the following table:

(in millions)	March 31 2020	December 31 2019
Product rights	$9.1	$10.1
Brand names	2.7	2.9
Technology	31.7	32.6
Customer relationships	57.7	60.8
Internally developed software	5.9	7.1
	$107.1	$113.5

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.

The net service cost for the three months ended March 31, 2020 was $0.3 million (three months ended March 31, 2019 – $0.2 million) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended March 31
(in millions)	2020	2019
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(2.8)	$(3.9)
Expected return on plan assets	4.5	5.6
Amortization of prior service credit	0.2	0.2
Amortization of actuarial net losses	(0.2)	0.0

	$1.7	$1.9

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three months ended March 31, 2020 was $0.0 million (three months ended March 31, 2019 – $0.0 million) and has been recognized in selling, general and administrative expenses. The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended March 31
(in millions)	2020	2019
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$(0.1)
Amortization of actuarial net losses	(0.2)	(0.1)

	$(0.2)	$(0.2)

As at March 31, 2020, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.5 million (December 31, 2019 – $4.5 million).

NOTE 7 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$14.4	$2.0	$16.4
Additions for tax positions of prior periods	0.0	0.0	0.0

Closing balance at March 31	14.4	2.0	16.4
Current	0.0	0.0	0.0

Non-current	$14.4	$2.0	$16.4

All of the $16.4 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
As previously disclosed, a non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.1 million may arise as a consequence of the tax audit. This includes a reduction in interest accrued of $0.2 million recorded in the three months to March 31, 2020. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
As previously disclosed, in 2018 the Company recorded an unrecognized tax benefit of $10.8 million which primarily relates to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company accrued a net increase in interest of $0.2 million in the three months to March 31, 2020 relating to this matter.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2016 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Germany (2015 onwards), Switzerland (2015 onwards), Spain (2016 onwards), France (2017 onwards) and the United Kingdom (2018 onwards).

NOTE 8 – LONG-TERM DEBT
Long-term debt consists of the following:

(in millions)	March 31, 2020	December 31, 2019
Revolving credit facility	$60.0	$60.0
Deferred finance costs	(1.3)	(1.4)

	58.7	58.6
Less current portion	0.0	0.0

	$58.7	$58.6

NOTE 9 – PLANT CLOSURE PROVISIONS
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
Movements in the provisions are summarized as follows:

(in millions)	2020
Total at January 1	$49.3
Charge for the period	1.1
Utilized in the period	(1.0)
Exchange effect	(0.1)

Total at March 31	49.3
Due within one year	(5.6)

Due after one year	$43.7

The charge for the three months ended March 31, 2020 was $1.1 million (three months ended March 31, 2019 – $1.0 million)
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$68.1	$68.1	$75.7	$75.7
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$58.7	$58.7	$58.6	$58.6
Finance leases (including current portion)	1.2	1.2	1.5	1.5
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	1.3	1.3	0.0	0.0
Non-financial liabilities (Level 3 measurement):

Other current and non-current liabilities
Stock equivalent units	12.0	12.0	24.6	24.6

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
Long-term debt and finance leases:
Long-term debt comprises the revolving credit facility, which is shown net of deferred finance costs that have been capitalized. Finance leases relate to certain fixed assets in our Fuel Specialties and Oilfield Services segments. The carrying amount of long-term debt and finance leases approximates to the fair value.
Stock equivalent units:
The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2020 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2020 was a gain of $1.9 million (first three months of 2019: gain of $0.2 million).
As at March 31, 2020 and December 31, 2019 the Company did not hold any interest rate swaps. In prior years, the Company entered into interest rate swaps to minimize interest rate exposure related to a portion of its
borrowing requirements. These interest rate swaps were designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first three months of 2019 was a loss of $0.7 million.
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2020, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $4.6 million (December 31, 2019–$4.7 million). The remaining terms of the fixed maturity guarantees vary from 1 month to 4 years, with some further guarantees having no fixed expiry date.
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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2019	504,459	$33.05	$41.35
Granted – at discount	61,678	$0.00	$77.83
– at market value	10,419	$95.70	$18.69
Exercised	(74,074)	$9.11	$52.83
Forfeited	(10,250)	$13.80	$47.17

Outstanding at March 31, 2020	492,232	$34.24	$43.59

At March 31, 2020, there were 49,444 stock options that were exercisable, of which 12,519 had performance conditions attached.
The stock option compensation cost for the first three months of 2020 was $1.2 million (first three months of 2019 – $1.6 million). The total intrinsic value of options exercised in the first three months of 2020 was $4.2 million (first three months of 2019 – $2.1 million).
The total compensation cost related to non-vested stock options not yet recognized at March 31, 2020 was $11.9 million and this cost is expected to be recognized over the weighted-average period of 2.11 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2020:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2019	390,816	$3.69	$59.91
Granted – at discount	103,607	$0.00	$77.33
– at market value	3,634	$95.70	$18.69
Exercised	(81,557)	$0.94	$60.35
Forfeited	(9,536)	$1.53	$58.85

Outstanding at March 31, 2020	406,964	$4.17	$63.92

At March 31, 2020 there were 63,196 SEUs that are exercisable, of which 56,664 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation for the first three months of 2020 was $6.0 million credit (first three months of 2019 – $7.5 million charge). The total intrinsic value of SEUs exercised in the first three months of 2020 was $5.6 million (first three months of 2019 – $6.2 million).
The weighted-average remaining vesting period of non-vested SEUs is 2.39 years.
NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the first quarter of 2020 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.2)	See (¹) below
Amortization of actuarial net losses	0.2	See (¹) below

	0.0	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.0	Net of tax

(1)	These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first three months of 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	(7.9)	(7.9)
Amounts reclassified from AOCL	0.0	0.0	0.0

Total other comprehensive income	0.0	(7.9)	(7.9)

Balance at March 31, 2020	$(9.3)	$(73.0)	$(82.3)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). As disclosed in the Basis of Preparation, the Company adopted this standard from January 1, 2020.
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s disclosures.
NOTE 16 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In the first three months of 2020 the Company purchased product from AdvanSix for $0.1 million. As at March 31, 2020, the Company owed $0.0 million to AdvanSix.
Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2020 the Company incurred fees from SGR of $0.1 million (first three months of 2019 – $0.2 million). As at March 31, 2020, the Company owed $0.0 million to SGR (December 31, 2019 – $0.0 million).
Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first three months of
2020 for a value of $0.1 million (first three months of 2019 – $0.3 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2020 EMR owed $0.1 million for scrap metal purchased from the Company (December 31, 2019 – $0.0 million).

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2020

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.
CRITICAL ACCOUNTING ESTIMATES
The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, pensions, income taxes, goodwill and property, plant and equipment and other intangible assets (net of depreciation and amortization). These policies have been discussed in the Company’s 2019 Form 10-K.
Impact of COVID-19 Pandemic and Current Economic Environment
In the first quarter of 2020, we did not experience a significant impact on our business resulting from government restrictions on the movement of people, goods, and services. While there was some slowdown of operations in our Fuel Specialties business, we experienced limited impact to our operations and financial position during the quarter. We are expecting to see our operations for the remainder of the year impacted by the current economic environment. We are experiencing what we believe will be a short-term decrease in demand for fuel additives due to the reduced demand for fuel. Our Oilfield Services business is experiencing a significant decline in the demand for our goods and services as customer activity has declined sharply due to the fall in oil price. In Performance Chemicals demand is currently holding up well which is a reflection of the integral role our products play in meeting the daily health, hygiene and cleaning needs of consumers around the world. We do not know how long this downturn will last and the rate of recovery will depend heavily on the rate and extent to which the government restrictions on movement are lifted.
Our manufacturing facilities have continued to operate with only some minor interruption, and we expect them to continue to do so. We have implemented flexible working, including working from home for our employees where possible, in line with advice and rules in each of the jurisdictions in which we operate. Raw material sourcing has not been significantly impacted and we do not expect that to change over the remainder of the year. Logistics are operating with some delays but our products are currently being delivered to our customers.
Our financial position remains strong. We have sufficient access to capital if needed, including our $250 million revolving credit facility we entered into in September 2019 and do not anticipate any issues with meeting the covenants for our debt agreements. Our major capital projects are continuing to progress as planned.
As we operate in the chemical industry, we continue to be focused on protecting the health and safety of our employees and have procedures in place at each of our operating facilities to help ensure their well-being.
We do not know how long the current economic environment will continue and while we have made estimates as to potential impacts on our financial position and operations, the ultimate impact on our business will depend on many factors which are very difficult to predict with certainty and substantially beyond our control.

RESULTS OF OPERATIONS
The Company reports its financial performance based on the following four reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives.
The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2020	2019
Net sales:
Fuel Specialties	$147.0	$156.0
Performance Chemicals	113.1	118.1
Oilfield Services	112.2	114.2

	$372.3	$388.3

Gross profit/(loss):
Fuel Specialties	$51.2	$55.7
Performance Chemicals	27.6	26.6
Oilfield Services	36.2	37.7
Octane Additives	(1.1)	(2.2)

	$113.9	$117.8

Operating income/(loss):
Fuel Specialties	$32.1	$32.9
Performance Chemicals	15.6	13.5
Oilfield Services	7.2	7.8
Octane Additives	(1.2)	(2.8)
Corporate costs	(12.8)	(15.2)

Total operating income	$40.9	$36.2

Three Months Ended March 31, 2020
The following table shows the change in components of operating income by reporting segment for the three months ended March 31, 2020 and the three months ended March 31, 2019:

	Three Months Ended March 31
(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$147.0	$156.0	$(9.0)	-6%
Performance Chemicals	113.1	118.1	(5.0)	-4%
Oilfield Services	112.2	114.2	(2.0)	-2%

	$372.3	$388.3	$(16.0)	-4%

Gross profit/(loss):
Fuel Specialties	$51.2	$55.7	$(4.5)	-8%
Performance Chemicals	27.6	26.6	1.0	+4%
Oilfield Services	36.2	37.7	(1.5)	-4%
Octane Additives	(1.1)	(2.2)	1.1	+50%

	$113.9	$117.8	$(3.9)	-3%

Gross margin (%):
Fuel Specialties	34.8	35.7	-0.9
Performance Chemicals	24.4	22.5	+1.9
Oilfield Services	32.3	33.0	-0.7
Octane Additives	n/a	n/a	n/a
Aggregate	30.6	30.3	+0.3

Operating expenses:
Fuel Specialties	$(19.1)	$(22.8)	$3.7	-16%
Performance Chemicals	(12.0)	(13.1)	1.1	-8%
Oilfield Services	(29.0)	(29.9)	0.9	-3%
Octane Additives	(0.1)	(0.6)	0.5	-83%
Corporate costs	(12.8)	(15.2)	2.4	-16%

	$(73.0)	$(81.6)	$8.6	-11%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2020
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-7	-11	-12	+88	-5
Price and product mix	+5	+2	+1	-42	+1
Exchange rates	0	-3	0	0	-2

	-2	-12	-11	+46	-6

Volumes in the Americas were lower, in part due to the continuation of a specific issue from the latter part of 2019 related to disruption from one supplier. Innospec now have alternative sources of supply which minimises the future impact. Volumes in all our regions suffered from the adverse impact of the global COVID-19 pandemic towards the end of the quarter which reduced demand for fuel additive products. Although the future market demand for fuel additive products is uncertain due to the COVID-19 pandemic, we believe that customer demand will continue to be adversely impacted in the second quarter. Price and product mix in all our regions was favorable due to a richer sales mix. AvTel volumes were higher than the prior year due to variations in the demand from customers, partly offset by an adverse price and product mix. EMEA was negatively impacted by exchange rate movements year over year, driven by a weakening of the European Union euro against the U.S. dollar.
Gross margin
: the year over year decrease of 0.9 percentage points was in comparison to a strong product mix for the prior year comparative.
Operating expenses:
the year over year decrease of $3.7 million was driven by lower personnel related performance-based remuneration due to a decrease in the share-based compensation accruals linked to the Innospec share price which declined in the quarter.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2020
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+13	-1	+60	+7
Price and product mix	-11	-8	-6	-9
Exchange rates	0	-3	-2	-2

	+2	-12	+52	-4

Higher volumes in the Americas and ASPAC were driven by increased demand for our Personal Care products. Volumes were slightly reduced in EMEA due to lower demand in Personal Care and Home Care products. All our regions suffered an adverse price and product mix, including the adverse impact of lower raw material prices driving lower selling prices for certain products. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, due to a weakening of the European Union euro against the U.S. dollar during the quarter.
Gross margin:
the year over year increase of 1.9 percentage points was driven by a richer sales mix and the continued focus on margin improvement projects.

Operating expenses:
the year over year decrease of $1.1 million was driven by lower personnel related performance-based remuneration due to a decrease in the share-based compensation accruals linked to the Innospec share price which declined in the quarter.
Oilfield Services
Net sales:
the year over year decrease of $2.0 million, or 2 percent, was due to reduced customer activity in completions as a result of the decline in the price of crude oil, which was partly offset by increases in revenue from production chemicals, drag reducing agents and sales to a new customer into Saudi Arabia. The Company expects the adverse impact from the decline in the price of crude oil to continue into the second quarter.
Gross margin:
the year over year decrease of 0.7 percentage points was due to lower sales of higher margin products in the completions market.
Operating expenses:
the year over year decrease of $0.9 million was driven by lower personnel related performance-based remuneration due to a decrease in the share-based compensation accruals linked to the Innospec share price which declined in the quarter.
Octane Additives
Net sales:
were nil in the current quarter and the prior year, which is in line with our expectations as the one remaining customer is nearing the completion of their transition to unleaded fuel.
Gross loss
:
was $1.1 million in the current year compared to $2.2 million in the prior year. The reduction in losses was a result of the halt in production, in line with the expectation of nil demand for the quarter. The cost primarily relates to the accretion charge on the plant closure provision.
Operating expenses:
the year over year decrease of $0.5 million was a result of management plans to maintain efficient operational activity in line with the lower production volumes.
Other Income Statement Captions
Corporate costs:
the year over year decrease of $2.4 million was driven by lower personnel related performance-based remuneration, primarily due to a decrease in the share-based compensation accruals linked to the Innospec share price, which declined in the quarter. The reduction in costs was partly offset by higher spending on information technology following the network security incident in the second quarter of 2019.
Other net income:
for the first quarter of 2020 and 2019, included the following:

(in millions)	2020	2019	Change
.
United Kingdom pension credit	$1.7	$1.9	$(0.2)
German pension charge	(0.2)	(0.2)	0.0
Foreign exchange gains on translation	0.5	2.2	(1.7)
Foreign currency forward contracts gains	1.9	0.2	1.7

	$3.9	$4.1	$(0.2)

Interest expense, net: was $0.6 million for 2020 compared to $1.5 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
the effective tax rate was 25.1% and 26.0% in the first quarter of 2020 and 2019, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 25.1% in 2020 compared with 26.8% in 2019. The 1.7% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions.
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
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended March 31
(in millions)	2020	2019
Income before income taxes	$44.2	$38.8
Indemnification asset regarding tax audit	0.2	0.0
Adjustment for stock compensation	1.4	1.5

	$45.8	$40.3

Income taxes	$11.1	$10.1
Tax on stock compensation	0.4	0.9
Adjustment of income tax provision	(0.0)	(0.2)

	$11.5	$10.8

GAAP effective tax rate	25.1%	26.0%
Adjusted effective tax rate	25.1%	26.8%

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first quarter of 2020 our working capital increased by $33.8 million, while our adjusted working capital increased by $42.3 million. The difference is primarily due to a reduction in our cash and cash equivalents.
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

(in millions)	March 31, 2020	December 31, 2019
Total current assets	$626.7	$630.3
Total current liabilities	(266.1)	(303.5)

Working capital	360.6	326.8
Less cash and cash equivalents	(68.1)	(75.7)
Less prepaid income taxes	(4.7)	(2.5)
Less other current assets	0.0	(0.8)
Add back current portion of accrued income taxes	12.3	10.3
Add back current portion of finance leases	0.8	1.0
Add back current portion of plant closure provisions	5.6	5.6
Add back current portion of operating lease liabilities	11.1	10.6

Adjusted working capital	$317.6	$275.3

We had a $4.3 million increase in trade and other accounts receivable primarily driven by the timing of sales in our Fuel Specialties segment. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 56 days; decreased in our Performance Chemicals segment from 64 days to 61 days; and increased from 66 days to 83 days in our Oilfield Services segment.
We had a $1.4 million increase in inventories as the COVID-19 pandemic began to delay some sales towards the end of the first quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 97 days to 123 days; decreased in our Performance Chemicals segment from 66 days to 59 days; and remained unchanged at 71 days in our Oilfield Services segment.
Prepaid expenses decreased $3.1 million, from $14.7 million to $11.6 million due to the normal expensing of prepaid invoices.
We had a $39.7 million decrease in accounts payable and accrued liabilities due to an increase in supplier payments and lower accruals for share-based payments linked to the decrease in the Innospec share price during the quarter. Creditor days (including goods received not invoiced) in our Fuel Specialties segment decreased from 52 days to 49 days; decreased in our Performance Chemicals segment from 54 days to 45 days; and increased in our Oilfield Services segment from 43 days to 45 days.

Operating Cash Flows
We generated cash from operating activities of $2.4 million in the first three months of 2020 compared to cash inflows of $13.2 million in the first three months of 2019. The reduction in cash generated from operating activities was primarily related to additional payments for inventory and the timing of payments for income taxes.
Cash
At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $68.1 million and $75.7 million, respectively, of which $54.4 million and $57.9 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.
The decrease in cash and cash equivalents in 2020 of $7.6 million was primarily related to the Company’s investment in property, plant and equipment.
Debt
At March 31, 2020, we had $60.0 million of debt outstanding under our revolving credit facility and $1.2 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
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
The Company’s exposure to market risk has been discussed in the Company’s 2019 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2020.
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
Item 1A    Risk Factors
Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2019 Form 10-K and under “Risk Factors” in Item 1A of Part II of our Form 10-Q for the quarter ended March 31, 2020. In management’s view, there have been no material changes in the risk factors facing the Company since that time other than as follows:
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. While COVID-19 did not have a material adverse effect on our reported results for the three months ended March 31, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities.
During the quarter ended March 31, 2020 the Company made no open market repurchases of our common stock.
During the quarter ended March 31, 2020, the company has purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
February 1, 2020 through February 29, 2020	18,367	$103.11
March 1, 2020 through March 31, 2020	2,099	$85.41

Total	20,466	$101.30

Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosures
Not applicable.
Item 5    Other Information
None.
Item 6    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Item—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: May 6, 2020	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 6, 2020	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer