Form 10-Q
period 2020-06-30
INNOSPEC INC.
filed 2020-08-05
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes
o-f
common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2020
Common Stock, par value $0.01	24,567,952

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “believes,” “feel,” “plan,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the COVID-19 pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it and the manner in which the pandemic may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2019, Innospec’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, this Form 10-Q and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2020	2019	2020	2019
Net sales	$244.9	$362.4	$617.2	$750.7
Cost of goods sold	(185.8)	(251.3)	(444.2)	(521.8)

Gross profit	59.1	111.1	173.0	228.9
Operating expenses:
Selling, general and administrative	(63.5)	(71.2)	(127.9)	(143.7)
Research and development	(8.1)	(8.2)	(16.7)	(17.3)
Restructuring charge	(21.1)	0.0	(21.1)	0.0
Impairment of intangible assets	(19.8)	0.0	(19.8)	0.0

Total operating expenses	(112.5)	(79.4)	(185.5)	(161.0)

Operating (loss)/income	(53.4)	31.7	(12.5)	67.9
Other income, net	0.1	0.0	4.0	4.1
Interest expense, net	(0.5)	(1.2)	(1.1)	(2.7)

(Loss)/income before income tax expense	(53.8)	30.5	(9.6)	69.3
Income tax credit/(expense)	14.1	(8.2)	3.0	(18.3)

Net (loss)/income	$(39.7)	$22.3	$(6.6)	$51.0

Earnings per share:
Basic	$(1.62)	$0.91	$(0.27)	$2.08

Diluted	$(1.62)	$0.90	$(0.27)	$2.07

Weighted average shares outstanding (in thousands):
Basic	24,564	24,483	24,547	24,468

Diluted	24,564	24,678	24,547	24,671

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Net (loss)/income	$(39.7)	$22.3	$(6.6)	$51.0

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $(0.1) million, $0.3 million, $1.5 million and $0.1 million respectively	5.5	3.4	(2.4)	(1.6)
Changes in unrealized losses on derivative instruments, net of tax of $0.0 million, $0.1 million, $0.0 million and $0.2 million respectively	0.0	(0.7)	0.0	(1.2)
Amortization of prior service credit, net of tax of $0.0 million, $0.1 million, $0.1 million and $0.1 million respectively	(0.2)	(0.3)	(0.4)	(0.5)
Amortization of actuarial net losses, net of tax of $0.0 million, $0.0 million, $(0.1) million and $0.0 million respectively	0.6	0.0	0.8	0.0

Total other comprehensive income/(loss)	5.9	2.4	(2.0)	(3.3)

Total comprehensive (loss)/income	$(33.8)	$24.7	$(8.6)	$47.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58.2	$75.7
Trade and other accounts receivable (less allowances of $4.3 million and $3.8 million respectively)	213.4	292.0
Inventories (less allowances of $18.0 million and $14.5 million respectively):
Finished goods	175.4	173.9
Raw materials	68.2	70.7

Total inventories	243.6	244.6
Prepaid expenses	9.7	14.7
Prepaid income taxes	8.0	2.5
Other current assets	0.0	0.8

Total current assets	532.9	630.3
Net property, plant and equipment	198.9	198.7
Operating lease right-of-use assets	29.5	32.4
Goodwill	363.3	363.0
Other intangible assets	82.3	113.5
Deferred tax assets	8.9	9.1
Pension asset	118.6	115.9
Other non-current assets	4.6	5.9

Total assets	$1,339.0	$1,468.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements
.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	June 30, 2020	December 31, 2019
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$74.1	$122.0
Accrued liabilities	118.8	154.0
Current portion of finance leases	0.6	1.0
Current portion of plant closure provisions	6.3	5.6
Current portion of accrued income taxes	8.4	10.3
Current portion of operating lease liabilities	11.0	10.6

Total current liabilities	219.2	303.5
Long-term debt	38.8	58.6
Finance leases, net of current portion	0.2	0.5
Plant closure provisions, net of current portion	51.6	43.7
Accrued income taxes, net of current portion	32.4	36.2
Unrecognized tax benefits	15.2	16.4
Operating lease liabilities, net of current portion	18.6	21.9
Deferred tax liabilities	44.0	49.6
Pension liabilities and post-employment benefits	17.9	17.8
Other non-current liabilities	1.4	1.7

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	333.0	330.4
Treasury stock (4,985,884 and 5,047,278 shares at cost, respectively)	(93.8)	(93.3)
Retained earnings	736.1	755.5
Accumulated other comprehensive loss	(76.4)	(74.4)

Total Innospec stockholders’ equity	899.2	918.5
Non-controlling interest	0.5	0.4

Total equity	899.7	918.9

Total liabilities and equity	$1,339.0	$1,468.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
(in millions)	2020	2019
Cash Flows from Operating Activities
Net (loss)/income	$(6.6)	$51.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	23.8
Impairment of intangible assets	19.8	0.0
Impairment of tangible assets	2.0	0.0
Deferred tax expense	(5.6)	0.1
Cash contributions to defined benefit pension plans	0.0	(0.5)
Non-cash movements on defined benefit pension plans	(2.2)	(3.1)
Stock option compensation	2.8	3.2
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	76.2	(0.7)
Inventories	(2.1)	(0.1)
Prepaid expenses	3.9	(0.2)
Accounts payable and accrued liabilities	(79.6)	(10.4)
Accrued income taxes	(9.5)	(0.6)
Plant closure provisions	8.5	0.0
Unrecognized tax benefits	(1.3)	0.7
Other assets and liabilities	1.7	0.0

Net cash provided by operating activities	32.2	63.2

Cash Flows from Investing Activities
Capital expenditures	(14.6)	(16.2)
Internally developed software	0.0	(0.7)

Net cash used in investing activities	(14.6)	(16.9)

Cash Flows from Financing Activities
Non-controlling interest	0.1	0.0
Proceeds from revolving credit facility	15.0	23.0
Repayments of revolving credit facility	(35.0)	(73.0)
Receipt of short-term borrowing	0.0	0.7
Repayments of finance leases	(0.6)	(0.9)
Dividend paid	(12.8)	(12.2)
Issue of treasury stock	0.8	1.3
Repurchase of common stock	(2.1)	(2.1)

Net cash used in financing activities	(34.6)	(63.2)
Effect of foreign currency exchange rate changes on cash	(0.5)	(0.1)

Net change in cash and cash equivalents	(17.5)	(17.0)
Cash and cash equivalents at beginning of period	75.7	123.1

Cash and cash equivalents at end of period	$58.2	$106.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				(6.6)			(6.6)
Dividend paid ($0.52 per share)				(12.8)			(12.8)
Changes in cumulative translation adjustment, net of tax					(2.4)		(2.4)
Share of net income						0.1	0.1
Treasury stock reissued		(0.2)	1.6				1.4
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		2.8					2.8
Amortization of prior service credit, net of tax					(0.4)		(0.4)
Amortization of actuarial net losses, net of tax					0.8		0.8

Balance at June 30, 2020	$0.3	$333.0	$(93.8)	$736.1	$(76.4)	$0.5	$899.7

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				51.0			51.0
Dividend paid ($0.52 per share)				(12.2)			(12.2)
Changes in cumulative translation adjustment, net of tax					(1.6)		(1.6)
Changes in unrealized gains on derivative instruments, net of tax					(1.2)		(1.2)
Share of net income						(0.1)	(0.1)
Treasury stock reissued		(0.4)	1.5				1.1
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		3.2					3.2
Amortization of prior service credit, net of tax					(0.5)		(0.5)

Balance at June 30, 2019	$0.3	$327.7	$(93.4)	$707.1	$(79.0)	$0.4	$863.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2020	$0.3	$331.2	$(94.0)	$788.6	$(82.3)	$0.5	$944.3
Net income				(39.7)			(39.7)
Dividend paid ($0.52 per share)				(12.8)			(12.8)
Changes in cumulative translation adjustment, net of tax					5.5		5.5
Treasury stock reissued		0.2	0.2				0.4
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.6		0.6

Balance at June 30, 2020	$0.3	$333.0	$(93.8)	$736.1	$(76.4)	$0.5	$899.7

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2019	$0.3	$326.0	$(93.5)	$697.0	$(81.4)	$0.5	$848.9
Net income				22.3			22.3
Dividend paid ($0.52 per share)				(12.2)			(12.2)
Changes in cumulative translation adjustment, net of tax					3.4		3.4
Changes in unrealized gains on derivative instruments, net of tax					(0.7)		(0.7)
Share of net income						(0.1)	(0.1)
Treasury stock reissued		0.1	0.3				0.4
Treasury stock repurchased			(0.2)				(0.2)
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.3)		(0.3)

Balance at June 30, 2019	$0.3	$327.7	$(93.4)	$707.1	$(79.0)	$0.4	$863.1

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
The standard was adopted using prospective application and principally impacts the allowance for trade and other accounts receivables. Upon adoption, there was no adjustment made to opening retained earnings as at January 1, 2020. As a result of implementing the standard, the Company did not recognize any material change to the allowance within trade and other accounts receivable as at January 1, 2020. Trade
and
 other accounts receivable are shown net of a $4.3 million allowance at June 30, 2020. The allowance remains immaterial to the financial statements.
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
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Company expects that the Octane Additives segment will not make any further sales and will cease to be a reporting segment from January 1, 2021, see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information.
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Net Sales:
Refinery and Performance	$74.9	$95.2	$183.5	$212.5
Other	32.5	38.1	70.9	76.8

Fuel Specialties	107.4	133.3	254.4	289.3

Personal Care	49.8	54.9	112.8	115.9
Home Care	21.3	23.1	42.9	50.1
Other	24.6	26.7	53.1	56.8

Performance Chemicals	95.7	104.7	208.8	222.8

Oilfield Services	41.8	122.5	154.0	236.7
Octane Additives	0.0	1.9	0.0	1.9

	$244.9	$362.4	$617.2	$750.7

Gross profit/(loss):
Fuel Specialties	$25.4	$44.7	$76.6	$100.4
Performance Chemicals	24.9	24.0	52.5	50.6
Oilfield Services	9.9	41.5	46.1	79.2
Octane Additives	(1.1)	0.9	(2.2)	(1.3)

	$59.1	$111.1	$173.0	$228.9

Operating income/(loss):
Fuel Specialties	$4.7	$24.1	$36.8	$57.0
Performance Chemicals	12.2	11.0	27.8	24.5
Oilfield Services	(12.4)	10.1	(5.2)	17.9
Octane Additives	(1.6)	0.1	(2.8)	(2.7)
Corporate costs	(15.4)	(13.6)	(28.2)	(28.8)
Restructuring charge	(21.1)	0.0	(21.1)	0.0
Impairment of intangible assets	(19.8)	0.0	(19.8)	0.0

Total operating (loss)/ income	$(53.4)	$31.7	$(12.5)	$67.9

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Numerator (in millions):
Net (loss)/ income available to common stockholders	$(39.7)	$22.3	$(6.6)	$51.0

Denominator (in thousands):
Weighted average common shares outstanding	24,564	24,483	24,547	24,468
Dilutive effect of stock options and awards	0	195	0	203

Denominator for diluted earnings per share	24,564	24,678	24,547	24,671

Net (loss)/ income per share, basic:	$(1.62)	$0.91	$(0.27)	$2.08

Net (loss)/ income per share, diluted:	$(1.62)	$0.90	$(0.27)	$2.07

In the three and six months ended June 30, 2020, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 0 and 0, respectively (three and six months ended June 30, 2019 – 12,539 and 212,095, respectively).
NOTE 4 – RESTRUCTURING
During the quarter ended June 30, 2020, the Company has recorded provisions of $21.1 million for the restructuring of its Octane Additives segment in line with the end of the manufacturing and sale of tetra ethyl lead (“TEL”) for use in motor gasoline. The Company expects that the Octane Additives segment will not make any
further sales
and will cease to be a reporting segment from January 1, 2021
. Production of TEL will continue for sales to the aviation market, as reported within our Fuel Specialties segment.
The provisions comprise the future committed costs of environmental monitoring of $2.0 million,
remediation of facilities of $7.5 million, provision for

a

loss making contract of $7.2 million, impairment of tangible assets of $2.0 million and costs of redundancy due to the down-sizing
of the TEL operations of $2.4 million.

NOTE 5 – GOODWILL
The following table summarizes the goodwill movements:

(in millions)	Gross Cost	Accumulated Impairment Losses	Net Book Amount
Opening balance at January 1	$599.5	$(236.5)	$363.0
Exchange effect	0.3	0.0	0.3

Closing balance at June 30	$599.8	$(236.5)	$363.3

NOTE 6 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movements:

(in millions)	2020
Gross cost at January 1	$294.8
Exchange effect	0.1

Gross cost at June 30	294.9

Accumulated amortization at January 1	(181.3)
Amortization expense	(11.5)
Impairment	(19.8)
Exchange effect	0.0

Accumulated amortization at June 30	(212.6)

Net book amount at June 30	$82.3

During the quarter ended June 30, 2020, the Company impaired the intangible assets arising from the acquisition of Strata Control Services Inc., which forms part of our Oilfield Services segment. The impairment review was triggered by the reduction in demand for drilling related products. A discounted cash flow analysis was performed to determine the fair value of the assets, linked to the down turn in the results of that segment. The impaired assets relate to technology ($10.0 million) and customer relationships ($9.8 million).
The amortization expense for the six months ended June 30, 2020 was $11.5 million (six months ended June 30, 2019 – $11.5 million).
The net book amount by category of other intangible assets is shown in the following table:

(in millions)	June 30 2020	December 31 2019
Product rights	$8.2	$10.1
Brand names	2.6	2.9
Technology	20.9	32.6
Customer relationships	45.8	60.8
Internally developed software	4.8	7.1

	$82.3	$113.5

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.
The net service cost for the three and six months ended June 30, 2020 was $0.3 million and $0.6 million respectively (three and six months ended June 30, 2019 – $0.3 million and $0.5 million respectively) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(2.7)	$(3.9)	$(5.5)	$(7.8)
Expected return on plan assets	4.3	5.5	8.8	11.1
Amortization of prior service credit	0.2	0.3	0.4	0.5
Amortization of actuarial net losses	(0.2)	0.0	(0.4)	0.0

	$1.6	$1.9	$3.3	$3.8

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and six months ended June 30, 2020 was $0.1 million and $0.1 million respectively (three and six months ended June 30, 2019 – $0.1 million and $0.1 million respectively) and has been recognized in selling, general and administrative expenses. The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$0.0	$(0.1)	$(0.1)
Amortization of actuarial net losses	(0.3)	0.0	(0.4)	(0.1)

	$(0.3)	$0.0	$(0.5)	$(0.2)

As at June 30, 2020, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.6 million (December 31, 2019 – $4.5 million).

NOTE 8 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$14.4	$2.0	$16.4
Net change for tax positions of prior periods	(1.2)	0.0	(1.2)

Closing balance at June 30	13.2	2.0	15.2
Current	0.0	0.0	0.0

Non-current	$13.2	$2.0	$15.2

All of the $15.2 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
As previously disclosed, a
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.1 million may arise as a consequence of the tax audit. This includes a reduction in interest accrued of $0.2 million recorded in the six months to June 30, 2020. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
As previously disclosed, in 2018 the Company recorded an unrecognized tax benefit in

relation

to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $12.1 million may arise in relation to this item. This includes an

increase in interest

accr
u
ed

of $0.4 million in the six months to June 30, 2020
.
In 2015, the Company recorded an unrecognized tax benefit of $1.2 million in relation to additional tax that could have arisen if a historical impairment in value of certain of the Company’s
non-U.S.
subsidiaries was reversed upon challenge by the tax authorities. The Company has released the provision of $1.2 million in full, together with accrued interest of $0.2 million thereon, in the three months ended June 30, 2020, following a review of the value of the Company’s investments that confirmed the historical impairment in value undertaken in 2005 was appropriate.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2016 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Germany (2015 onwards), Switzerland (2015 onwards), Spain (2016 onwards), France (2017 onwards) and the United Kingdom (2018 onwards).

NOTE 9 – LONG-TERM DEBT
Long-term debt consists of the following:

(in millions)	June 30, 2020	December 31, 2019
Revolving credit facility	$40.0	$60.0
Deferred finance costs	(1.2)	(1.4)

	38.8	58.6
Less current portion	0.0	0.0

	$38.8	$58.6

NOTE 10 – PLANT CLOSURE PROVISIONS
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
Movements in the provisions are summarized as follows:

(in millions)	2020
Total at January 1	$49.3
Charge for the period	9.8
Utilized in the period	(1.3)
Exchange effect	0.1

Total at June 30	57.9
Due within one year	(6.3)

Due after one year	$51.6

The charge for the six months ended June 30, 2020 was $9.8 million (six months ended June 30, 2019 – $2.1 million). This includes $7.5 million of additional provisions as a result of the restructuring activities following the cessation of sales of TEL for use in motor gasoline (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information).
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$58.2	$58.2	$75.7	$75.7
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$38.8	$38.8	$58.6	$58.6
Finance leases (including current portion)	0.8	0.8	1.5	1.5
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.6	0.6	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	14.5	14.5	24.6	24.6
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

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2020 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2020 was a gain of $1.8 million (first six months of 2019: gain of $1.0 million).
As at June 30, 2020 and December 31, 2019 the Company did not hold any interest rate swaps. In prior years, the Company entered into interest rate swaps to minimize interest rate exposure related to a portion of its borrowing requirements. These interest rate swaps were designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first six months of 2019 was a loss of $1.5 million.
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at June 30, 2020, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $4.9 million (December 31, 2019 - $4.7 million). The remaining terms of the fixed maturity guarantees vary from 1 month to 4 years, with some further guarantees having no fixed expiry date.
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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	504,459	$33.05	$41.35
Granted - at discount	63,950	$1.11	$76.80
- at market value	10,419	$95.70	$18.69
Exercised	(81,860)	$9.73	$52.31
Forfeited	(13,161)	$22.43	$45.20

Outstanding at June 30, 2020	483,807	$34.41	$43.59

At June 30, 2020, there were 43,638 stock options that were exercisable, of which 8,779 had performance conditions attached.
The stock option compensation cost for the first six months of 2020 was $2.8 million (first six months of 2019 – $3.2 million). The total intrinsic value of options exercised in the first six months of 2020 was $4.6 million (first six months of 2019 – $2.7 million).
The total compensation cost related to
non-vested
stock options not yet recognized at June 30, 2020 was $10.2 million and this cost is expected to be recognized over the weighted-average period of 1.93 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2020:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	390,816	$3.69	$59.91
Granted - at discount	108,607	$0.00	$76.86
- at market value	3,634	$95.70	$18.69
Exercised	(88,557)	$0.86	$60.55
Forfeited	(17,036)	$0.86	$65.38

Outstanding at June 30, 2020	397,464	$4.27	$63.79

At June 30, 2020 there were 57,696 SEUs that are exercisable, of which 51,164 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation for the first six months of 2020 was a $3.0 million credit (first six months of 2019 – $11.8 million charge). The total intrinsic value of SEUs exercised in the first six months of 2020 was $6.1 million (first six months of 2019 – $7.1 million).
The weighted-average remaining vesting period of
non-vested
SEUs is 2.20 years.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the first six months of 2020 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.4)	See (1) below
Amortization of actuarial net losses	0.8	See (1) below

	0.4	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.4	Net of tax

(1)	These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first six months of 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	(2.4)	(2.4)
Amounts reclassified from AOCL	0.4	0.0	0.4

Total other comprehensive income	0.4	(2.4)	(2.0)

Balance at June 30, 2020	$(8.9)	$(67.5)	$(76.4)

NOTE 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
NOTE 17 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In the first six months of 2020 the Company purchased product from AdvanSix for $0.2 million. As at June 30, 2020, the Company owed $0.0 million to AdvanSix.
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2020 the Company incurred fees from SGR of $0.2 million (first six months of 2019 – $0.4 million). As at June 30, 2020, the Company owed $0.0 million to SGR (December 31, 2019 – $0.0 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first six months of 2020 for a value of $0.0 million (first six months of 2019 – $0.0 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2020 EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2019 – $0.0 million).

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2020
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
Impact of
COVID-19
Pandemic and Current Economic Environment
As anticipated in our Form 10-Q for the quarter ending March 31, 2020, there has been a significant impact in the Company’s results during the second quarter of 2020, due to the COVID-19 pandemic and global economic environment. Fuel Specialties have been impacted by reduced demand stemming from the reduction in freight transport and passenger miles and the widespread grounding of aircraft for the majority of the quarter. We expect demand will start to improve, to the extent global lockdowns are eased and economic activity recovers. Performance Chemicals have experienced little overall impact from the pandemic as increased demand for certain products linked to health, hygiene and cleaning outweighed some lost revenues linked to the short-term shutdown of some of our customers manufacturing facilities. Oilfield Services have been heavily impacted by the reduction in oil exploration and production as the wider industry reacts to the reduction in demand and low oil price. We have taken the measure of reducing headcount within this business and we have also impaired some intangible assets (see Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information). We do not know how long this downturn will last and the rate of recovery will depend heavily on the rate and extent to which the government restrictions on movement continue to be lifted.
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
Our financial position remains strong. We have sufficient access to capital if needed, including our $250 million revolving credit facility we entered into in September 2019, and we do not anticipate any issues with meeting the covenants for our debt agreements. Our major capital projects are continuing to progress as planned.
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

RESULTS OF OPERATIONS
The Company currently reports its financial performance based on the following four reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives. The Company expects that the Octane Additives segment will not make any further sales and will cease to be a reporting segment from January 1, 2021.
The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Net sales:
Fuel Specialties	$107.4	$133.3	$254.4	$289.3
Performance Chemicals	95.7	104.7	208.8	222.8
Oilfield Services	41.8	122.5	154.0	236.7
Octane Additives	0.0	1.9	0.0	1.9

	$244.9	$362.4	$617.2	$750.7

Gross profit/(loss):
Fuel Specialties	$25.4	$44.7	$76.6	$100.4
Performance Chemicals	24.9	24.0	52.5	50.6
Oilfield Services	9.9	41.5	46.1	79.2
Octane Additives	(1.1)	0.9	(2.2)	(1.3)

	$59.1	$111.1	$173.0	$228.9

Operating income/(loss):
Fuel Specialties	$4.7	$24.1	36.8	57.0
Performance Chemicals	12.2	11.0	27.8	24.5
Oilfield Services	(12.4)	10.1	(5.2)	17.9
Octane Additives	(1.6)	0.1	(2.8)	(2.7)
Corporate costs	(15.4)	(13.6)	(28.2)	(28.8)
Restructuring charge	(21.1)	0.0	(21.1)	0.0
Impairment of intangible assets	(19.8)	0.0	(19.8)	0.0

Total operating (loss)/income	$(53.4)	$31.7	$(12.5)	$67.9

Three Months Ended June 30, 2020
The following table shows the change in components of operating income by reporting segment for the three months ended June 30, 2020 and the three months ended June 30, 2019:

	Three Months Ended June 30
(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$107.4	$133.3	$(25.9)	-19%
Performance Chemicals	95.7	104.7	(9.0)	-9%
Oilfield Services	41.8	122.5	(80.7)	-66%
Octane Additives	0.0	1.9	(1.9)	-100%

	$244.9	$362.4	$(117.5)	-32%

Gross profit/(loss):
Fuel Specialties	$25.4	$44.7	$(19.3)	-43%
Performance Chemicals	24.9	24.0	0.9	+4%
Oilfield Services	9.9	41.5	(31.6)	-76%
Octane Additives	(1.1)	0.9	(2.0)	-222%

	$59.1	$111.1	$(52.0)	-47%

Gross margin (%):
Fuel Specialties	23.6	33.5	-9.9
Performance Chemicals	26.0	22.9	+3.1
Oilfield Services	23.7	33.9	-10.2
Octane Additives	n/a	47.4	n/a
Aggregate	24.1	30.7	-6.6

Operating expenses:
Fuel Specialties	$(20.7)	$(20.6)	$(0.1)	0%
Performance Chemicals	(12.7)	(13.0)	0.3	-2%
Oilfield Services	(22.3)	(31.4)	9.1	-29%
Octane Additives	(0.5)	(0.8)	0.3	-38%
Corporate costs	(15.4)	(13.6)	(1.8)	+13%
Restructuring charge	(21.1)	0.0	(21.1)	n/a
Impairment of intangible assets	(19.8)	0.0	(19.8)	n/a

	$(112.5)	$(79.4)	$33.1	+42%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2020
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-21	-9	-23	-16	-15
Price and product mix	+3	-4	-10	-4	-3
Exchange rates	0	-3	0	0	-1

	-18	-16	-33	-20	-19

Volumes in all our regions suffered from the adverse impact of the global COVID-19 pandemic, which reduced demand for fuel additive products. We believe that customer demand will start to recover in the third quarter to the extent that lockdowns in countries around the world are eased. Price and product mix in the Americas was favorable due to a richer sales mix, while price and product mix in the other regions was adverse due to lower sales of higher margin products. AvTel volumes were lower than the prior year due to variations in the demand from customers, together with an adverse price and product mix. EMEA was negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year decrease of 9.9 percentage points was due to the impact of the
COVID-19
pandemic reducing the demand for our higher margin products, together with adverse raw material costs and higher provisions for slow moving inventory.
Operating expenses:
the year over year increase of $0.1 million was driven by a higher provision for doubtful debts, being partly offset by a reduction in travel and entertainment expenses as a result of the COVID-19 pandemic.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2020
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+3	-9	+13	-4
Price and product mix	-13	0	+3	-4
Exchange rates	0	-1	-1	-1

	-10	-10	+15	-9

Higher volumes in the Americas and ASPAC were driven by increased demand for our Personal Care and Home Care products. Volumes were lower in EMEA due to lower demand in Personal Care and Home Care products. The Americas suffered an adverse price and product mix due to increased sales of lower margin products, while ASPAC benefitted from a favorable price and product mix due to increased sales of higher margin products. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar during the quarter.

Gross margin:
the year over year increase of 3.1 percentage points was due to a richer sales mix, the continued benefit of margin improvement projects and the timing of pricing movements for certain raw materials.
Operating expenses:
the year over year decrease of $0.3 million was primarily due to a reduction in travel and entertainment expenses as a result of the
COVID-19
pandemic.
Oilfield Services
Net sales:
the year over year decrease of $80.7 million, or 66 percent, was primarily due to a collapse of customer activity in exploration and production for the US onshore market, as a result of the
COVID-19
pandemic reducing world-wide demand, together with the depressed price of crude oil. The Company hopes the demand for crude oil will begin to recover in the third quarter.
Gross margin:
the year over year decrease of 10.2 percentage points was due to increased inventory provisions as a result of the collapse in demand.
Operating expenses:
the year over year decrease of $9.1 million was driven by the right-sizing
of the operations to adjust for the reduction in demand caused by the global
COVID-19
pandemic.
Octane Additives
Net sales:
were nil in the second quarter compared to $1.9 million in the second quarter of the prior year. As expected for some time, the production of TEL for use in motor gasoline has now come to an end. The Company expects that the Octane Additives segment will not make any further sales and will cease to be a reporting segment from January 1, 2021.
Gross loss/profit:
was a $1.1 million loss in the second quarter compared to a $0.9 million profit in the second quarter of the prior year. The loss in the current quarter primarily related to the accretion charge on the plant closure provision, being consistent with the first quarter of 2020.
Operating expenses:
the year over year decrease of $0.3 million was a result of management plans to maintain efficient operational activity in line with the cessation of sales and production.
Other Income Statement Captions
Corporate costs:
the year over year increase of $1.8 million was due to higher accruals for long-term performance-based incentive plans and higher spending on information technology following the network security incident in the second quarter of 2019, being partly offset by a reduction in travel and entertainment expenses as a result of the
COVID-19
pandemic.
Restructuring charge:
was $21.1 million in the second quarter of 2020 related to the cessation of production and sales of TEL for use in motor gasoline. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

Impairment of intangible assets
:
was $19.8 million in the second quarter of 2020 related to acquired intangible assets in our Oilfield Services segment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information.
Other net income:
for the second quarter of 2020 and 2019, included the following:

(in millions)	2020	2019	Change
.
United Kingdom pension credit	$1.6	$1.9	$(0.3)
German pension charge	(0.3)	0.0	(0.3)
Foreign exchange loss on translation	(1.1)	(2.7)	1.6
Foreign currency forward contracts (loss)/gain	(0.1)	0.8	(0.9)

	$0.1	$0.0	$0.1

Interest expense, net:
was $0.5 million for 2020 compared to $1.2 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
the effective tax rate was 26.2% and 26.9% in the second quarter of 2020 and 2019, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.6% in 2020 compared with 25.6% in 2019. The 2.0% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended June 30
(in millions)	2020	2019
(Loss)/income before income taxes	$(53.8)	$30.5
Indemnification asset regarding tax audit	(0.5)	0.0
Adjustment for stock compensation	(1.4)	1.1
Restructuring charge	21.1	0.0
Impairment of acquired intangible assets	19.8	0.0

	$(14.8)	$31.6

Income taxes	$(14.1)	$8.2
Tax on stock compensation	0.1	0.3
Adjustment of income tax provision	1.2	(0.4)
Tax on restructuring charge	4.3	0.0
Tax on impairment of acquired intangible assets	4.6	0.0
Tax on foreign exchange on distribution	0.4	0.0

	$(3.5)	$8.1

GAAP effective tax rate	26.2%	26.9%
Adjusted effective tax rate	23.6%	25.6%

Six Months Ended June 30, 2020
The following table shows the change in components of operating income by reporting segment for the six months ended June 30, 2020 and the six months ended June 30, 2019:

	Six Months Ended June 30
(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$254.4	$289.3	$(34.9)	-12%
Performance Chemicals	208.8	222.8	(14.0)	-6%
Oilfield Services	154.0	236.7	(82.7)	-35%
Octane Additives	0.0	1.9	(1.9)	-100%

	$617.2	$750.7	$(133.5)	-18%

Gross profit/(loss):
Fuel Specialties	$76.6	$100.4	$(23.8)	-24%
Performance Chemicals	52.5	50.6	1.9	+4%
Oilfield Services	46.1	79.2	(33.1)	-42%
Octane Additives	(2.2)	(1.3)	(0.9)	+69%

	$173.0	$228.9	$(55.9)	-24%

Gross margin (%):
Fuel Specialties	30.1	34.7	-4.6
Performance Chemicals	25.1	22.7	+2.4
Oilfield Services	29.9	33.5	-3.6
Octane Additives	n/a	n/a	n/a
Aggregate	28.0	30.5	-2.5

Operating expenses:
Fuel Specialties	$(39.8)	$(43.4)	$3.6	-8%
Performance Chemicals	(24.7)	(26.1)	1.4	-5%
Oilfield Services	(51.3)	(61.3)	10.0	-16%
Octane Additives	(0.6)	(1.4)	0.8	-57%
Corporate costs	(28.2)	(28.8)	0.6	-2%
Restructuring charge	(21.1)	0.0	(21.1)	n/a
Impairment of intangible assets	(19.8)	0.0	(19.8)	n/a

	$(185.5)	$(161.0)	$(24.5)	-15%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2020
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-10	-9	-19	+16	-9
Price and product mix	+1	-2	-3	-9	-2
Exchange rates	0	-3	0	0	-1

	-9	-14	-22	+7	-12

Volumes in all our regions suffered from the adverse impact of the global COVID-19 pandemic, which reduced demand for fuel additive products. We believe that customer demand will start to recover in the third quarter as lockdowns in countries around the world are eased. Price and product mix in the Americas was favorable due to a richer sales mix, while price and product mix in the other regions was adverse due to lower sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, partly offset by an adverse price and product mix. EMEA was negatively impacted by exchange rate movements year over year, driven by a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year decrease of 4.6 percentage points was due to the impact of the
COVID-19
pandemic in the second quarter reducing the demand for our higher margin products, together with adverse raw material costs and higher provisions for slow moving inventory.
Operating expenses:
the year over year decrease of $3.6 million was driven by lower personnel related performance-based remuneration due to a decrease in share-based compensation accruals linked to the Innospec share price, which declined significantly in the first quarter then partly recovered in the second quarter. There was also a reduction in travel and entertainment expenses as a result of the COVID-19 pandemic.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2020
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+8	-5	+36	+2
Price and product mix	-12	-4	-2	-7
Exchange rates	0	-2	-1	-1

	-4	-11	+33	-6

Higher volumes in the Americas and ASPAC were driven by increased demand for our Personal Care and Home Care products. Volumes were lower in EMEA due to lower demand in Personal Care and Home Care products. All our regions suffered an adverse price and product mix due to increased sales of lower margin products. EMEA and ASPAC were negatively impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar during the quarter.

Gross margin:
the year over year increase of 2.4 percentage points was due to a richer sales mix, the continued benefit of margin improvement projects and the timing of pricing movements for certain raw materials.
Operating expenses:
the year over year decrease of $1.4 million was primarily driven by lower personnel related performance-based remuneration due to a decrease in the share-based compensation accruals linked to the Innospec share price, which declined significantly in the first quarter then partly recovered in the second quarter.
Oilfield Services
Net sales:
the year over year decrease of $82.7 million, or 35 percent, was primarily due to a collapse of customer activity in exploration and production for the US onshore market, as a result of the COVID-19 pandemic reducing world-wide demand together with the depressed price of crude oil. The Company hopes the demand for crude oil will begin to recover in the third quarter.
Gross margin:
the year over year decrease of 3.6 percentage points was due to significant inventory adjustments as a result of the collapse in demand.
Operating expenses:
the year over year decrease of $10.0 million was driven by the right-sizing
of the operations to adjust for the reduction in demand caused by the global
COVID-19
pandemic.
Octane Additives
Net sales:
were nil in the first six months compared to $1.9 million in the first six months of the prior year. As expected for some time, the production of TEL for use in motor gasoline has now come to an end. The Company expects that the Octane Additives segment will not make any further sales and will cease to be a reporting segment from January 1, 2021.
Gross loss:
was a $2.2 million loss in the first six months compared to a $1.3 million loss in the first six months of the prior year. The loss in the current year primarily related to the accretion charge on the plant closure provision.
Operating expenses:
the year over year decrease of $0.8 million was a result of management plans to maintain efficient operational activity in line with the cessation of sales and production.
Other Income Statement Captions
Corporate costs:
the year over year decrease of $0.6 million was driven by lower personnel related performance-based remuneration, primarily due to a decrease in the share-based compensation accruals linked to the Innospec share price, which declined significantly in the first quarter then partly recovered in the second quarter. The reduction in costs was offset in part by higher spending on information technology following the network security incident in the second quarter of 2019.
Restructuring charge:
was $21.1 million related to the cessation of production and sales of TEL for use in motor gasoline. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

Impairment of intangible assets:
was $19.8 million related to acquired intangible assets in our Oilfield Services segment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information.
Other net income:
for the first six months of 2020 and 2019, included the following:

(in millions)	2020	2019	Change
United Kingdom pension credit	$3.3	$3.8	$(0.5)
German pension charge	(0.5)	(0.2)	(0.3)
Foreign exchange losses on translation	(0.6)	(0.5)	(0.1)
Foreign currency forward contracts gains	1.8	1.0	0.8

	$4.0	$4.1	$(0.1)

Interest expense, net:
was $1.1 million for 2020 compared to $2.7 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
the effective tax rate was 31.3% and 26.4% in the first six months of 2020 and 2019, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 25.8% in the first six months of 2020 compared with 26.4% in the first six months of 2019. The 0.6% reduction in the adjusted effective tax rate reflects the impact of a larger proportion of the Company’s profits being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Six Months Ended June 30
(in millions)	2020	2019
(Loss)/income before income taxes	$(9.6)	$69.3
Indemnification asset regarding tax audit	(0.3)	0.0
Adjustment for stock compensation	0.0	2.6
Restructuring charge	21.1	0.0
Impairment of acquired intangible assets	19.8	0.0

	$31.0	$71.9

Income taxes	$(3.0)	$18.3
Tax on stock compensation	0.5	1.3
Adjustment of income tax provision	1.2	(0.6)
Tax on restructuring charge	4.3	0.0
Tax on impairment of acquired intangible assets	4.6	0.0
Tax on foreign exchange on distribution	0.4	0.0

	$8.0	$19.0

GAAP effective tax rate	31.3%	26.4%
Adjusted effective tax rate	25.8%	26.4%

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first six months of 2020 our working capital decreased by $13.1 million, while our adjusted working capital decreased by $1.5 million. The difference is primarily due to a reduction in our cash and cash equivalents, being partly offset by an increase for prepaid taxes.
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

(in millions)	June 30, 2020	December 31, 2019
Total current assets	$532.9	$630.3
Total current liabilities	(219.2)	(303.5)

Working capital	313.7	326.8
Less cash and cash equivalents	(58.2)	(75.7)
Less prepaid income taxes	(8.0)	(2.5)
Less other current assets	0.0	(0.8)
Add back current portion of accrued income taxes	8.4	10.3
Add back current portion of finance leases	0.6	1.0
Add back current portion of plant closure provisions	6.3	5.6
Add back current portion of operating lease liabilities	11.0	10.6

Adjusted working capital	$273.8	$275.3

We had a $78.6 million decrease in trade and other accounts receivable primarily driven by the decline in sales in our Fuel Specialties and Oilfield Services segments as a result of the
COVID-19
pandemic. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 59 days; remained unchanged in our Performance Chemicals segment at 64 days; and increased from 66 days to 112 days in our Oilfield Services segment.
We had a $1.0 million decrease in inventories, net of a $2.5 million increase in allowances, as we managed inventory levels to align with the depressed sales in the second quarter resulting from the COVID-19 pandemic. Days’ sales in inventory in our Fuel Specialties segment increased from 97 days to 149 days; increased in our Performance Chemicals segment from 66 days to 81 days; and increased from 71 days to 122 days in our Oilfield Services segment.
Prepaid expenses decreased $5.0 million, from $14.7 million to $9.7 million due to the normal expensing of prepaid invoices.
We had a $83.1 million decrease in accounts payable and accrued liabilities primarily due to lower production activity to align with reduced customer demand, together with lower accruals for share-based payments linked to the decrease in the Innospec share price during the first quarter of the year. Creditor days (including goods received not invoiced) in our Fuel Specialties segment decreased from 52 days to 29 days; decreased in our Performance Chemicals segment from 54 days to 49 days; and decreased in our Oilfield Services segment from 43 days to 33 days.

Operating Cash Flows
We generated cash from operating activities of $32.2 million in the first six months of 2020 compared to cash inflows of $63.2 million in the first six months of 2019. The reduction in cash generated from operating activities was primarily related to the adverse impact of
COVID-19
on customer activity and the timing of payments for income taxes.
Cash
At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $58.2 million and $75.7 million, respectively, of which $27.3 million and $57.9 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The decrease in cash and cash equivalents in 2020 of $17.5 million was primarily related to the repayment of $20.0 million of our revolving credit facility.
Debt
At June 30, 2020, we had $40.0 million of debt outstanding under the revolving credit facility and $0.8 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of June 30, 2020.
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
Item 1A    Risk Factors
Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2019 Form 10-K. In management’s view, there have been no material changes in the risk factors facing the Company since that time other than an update to the risk factor first disclosed under “Risk Factors” in Item 1A of Part II of our Form 10-Q for the quarter ended March 31, 2020, as follows:
The
COVID-19
pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
We have been closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. The effects of COVID-19 on the global economic environment have impacted the results of the Company significantly, particularly with respect to reduced demand within our Fuel Specialties and Oilfield Services segments, and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The further extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These include, but are not limited to, the availability and productivity of our employees, the duration and severity of the pandemic; government restrictions on businesses and individuals; the impact of the pandemic on our customers’ businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.
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
During the quarter ended June 30, 2020 the Company made no open market repurchases of its common stock.

During the quarter ended June 30, 2020, the company did not purchase any of its common stock in connection with the exercising of stock options by employees.
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

INNOSPEC INC.
Registrant

Date: August 5, 2020	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 5, 2020	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer