Form 10-Q
period 2020-09-30
INNOSPEC INC.
filed 2020-11-04
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of
common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2020
Common Stock, par value $0.01	24,579,934

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

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2020	2019	2020	2019
Net sales	$265.1	$371.9	$882.3	$1,122.6
Cost of goods sold	(186.4)	(252.8)	(630.6)	(774.6)

Gross profit	78.7	119.1	251.7	348.0
Operating expenses:
Selling, general and administrative	(54.2)	(71.2)	(182.1)	(214.9)
Research and development	(7.7)	(9.7)	(24.4)	(27.0)
Restructuring charge	0.0	0.0	(21.1)	0.0
Impairment of intangible assets	0.0	0.0	(19.8)	0.0

Total operating expenses	(61.9)	(80.9)	(247.4)	(241.9)

Operating income	16.8	38.2	4.3	106.1
Other income, net	3.8	1.0	7.8	5.1
Interest expense, net	(0.4)	(1.4)	(1.5)	(4.1)

Income before income tax expense	20.2	37.8	10.6	107.1
Income tax expense	(7.5)	(7.7)	(4.5)	(26.0)

Net income	$12.7	$30.1	$6.1	$81.1

Earnings per share:
Basic	$0.52	$1.23	$0.25	$3.31

Diluted	$0.51	$1.22	$0.25	$3.28

Weighted average shares outstanding (in thousands):
Basic	24,570	24,491	24,555	24,476

Diluted	24,720	24,715	24,758	24,700

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Net income	$12.7	$30.1	$6.1	$81.1

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $(0.5) million, $1.1 million, $1.0 million and $1.2 million respectively	11.9	(12.4)	9.5	(14.0)
Changes in derivative instruments, net of tax of $0.0 million, $0.1 million, $0.0 million and $0.3 million respectively	0.0	(0.3)	0.0	(1.5)
Amortization of prior service credit, net of tax of $0.0 million, $0.0 million, $0.1 million and $0.1 million respectively	(0.1)	(0.1)	(0.5)	(0.6)
Amortization of actuarial net losses, net of tax of $0.0 million, $0.0 million, $(0.1) million and $0.0 million respectively	0.3	0.0	1.1	0.0

Total other comprehensive income/(loss)	12.1	(12.8)	10.1	(16.1)

Total comprehensive income	$24.8	$17.3	$16.2	$65.0

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66.6	$75.7
Trade and other accounts receivable (less allowances of $4.7 million and $3.8 million respectively)	206.2	292.0
Inventories (less allowances of $18.3 million and $14.5 million respectively):
Finished goods	171.3	173.9
Raw materials	68.5	70.7

Total inventories	239.8	244.6
Prepaid expenses	7.9	14.7
Prepaid income taxes	8.1	2.5
Other current assets	0.2	0.8

Total current assets	528.8	630.3
Net property, plant and equipment	204.2	198.7
Operating lease right-of-use assets	29.7	32.4
Goodwill	367.2	363.0
Other intangible assets	78.6	113.5
Deferred tax assets	9.4	9.1
Pension asset	120.0	115.9
Other non-current assets	5.8	5.9

Total assets	$1,343.7	$1,468.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	September 30, 2020	December 31, 2019
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$81.8	$122.0
Accrued liabilities	125.7	154.0
Current portion of finance leases	0.4	1.0
Current portion of plant closure provisions	5.2	5.6
Current portion of accrued income taxes	5.4	10.3
Current portion of operating lease liabilities	11.3	10.6

Total current liabilities	229.8	303.5
Long-term debt	0.0	58.6
Finance leases, net of current portion	0.2	0.5
Plant closure provisions, net of current portion	52.7	43.7
Accrued income taxes, net of current portion	32.4	36.2
Unrecognized tax benefits	15.5	16.4
Operating lease liabilities, net of current portion	18.5	21.9
Deferred tax liabilities	47.2	49.6
Pension liabilities and post-employment benefits	18.7	17.8
Other non-current liabilities	2.7	1.7
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	334.4	330.4
Treasury stock (4,974,805 and 5,047,278 shares at cost, respectively)	(93.7)	(93.3)
Retained earnings	748.8	755.5
Accumulated other comprehensive loss	(64.3)	(74.4)

Total Innospec stockholders’ equity	925.5	918.5
Non-controlling interest	0.5	0.4

Total equity	926.0	918.9

Total liabilities and equity	$1,343.7	$1,468.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(in millions)	2020	2019
Cash Flows from Operating Activities
Net income	$6.1	$81.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.3	36.3
Impairment of intangible assets	19.8	0.0
Impairment of tangible assets	2.0	0.0
Deferred tax expense	(3.3)	(0.1)
Cash contributions to defined benefit pension plans	0.0	(0.4)
Non-cash movements on defined benefit pension plans	(3.3)	(4.7)
Stock option compensation	4.4	4.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	86.0	(20.8)
Inventories	3.3	(6.0)
Prepaid expenses	5.7	2.5
Accounts payable and accrued liabilities	(64.1)	9.4
Accrued income taxes	(12.9)	(0.4)
Plant closure provisions	8.2	0.1
Unrecognized tax benefits	(0.9)	1.0
Other assets and liabilities	1.4	0.3

Net cash provided by operating activities	87.7	103.2
Cash Flows from Investing Activities
Capital expenditures	(21.7)	(22.6)
Internally developed software	0.0	(1.1)

Net cash used in investing activities	(21.7)	(23.7)
Cash Flows from Financing Activities
Non-controlling interest	0.1	0.0
Proceeds from revolving credit facility	15.0	105.5
Repayments of revolving credit facility	(75.0)	(99.0)
Repayment of term loan	0.0	(82.5)
Repayments of finance leases	(0.9)	(1.3)
Refinancing costs	(0.3)	(1.3)
Dividend paid	(12.8)	(12.2)
Issue of treasury stock	1.2	1.2
Repurchase of common stock	(2.1)	(2.2)

Net cash used in financing activities	(74.8)	(91.8)
Effect of foreign currency exchange rate changes on cash	(0.3)	(0.5)

Net change in cash and cash equivalents	(9.1)	(12.8)
Cash and cash equivalents at beginning of period	75.7	123.1

Cash and cash equivalents at end of period	$66.6	$110.3

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				6.1			6.1
Dividend paid ($0.52 per share)				(12.8)			(12.8)
Changes in cumulative translation adjustment, net of tax					9.5		9.5
Share of net income						0.1	0.1
Treasury stock reissued		(0.4)	1.7				1.3
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		4.4					4.4
Amortization of prior service credit, net of tax					(0.5)		(0.5)
Amortization of actuarial net losses, net of tax					1.1		1.1

Balance at September 30, 2020	$0.3	$334.4	$(93.7)	$748.8	$(64.3)	$0.5	$926.0

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				81.1			81.1
Dividend paid ($0.52 per share)				(12.2)			(12.2)
Changes in cumulative translation adjustment, net of tax					(14.0)		(14.0)
Changes in derivative instruments, net of tax					(1.5)		(1.5)
Share of net income						(0.1)	(0.1)
Treasury stock reissued		(0.4)	1.6				1.2
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		4.9					4.9
Amortization of prior service credit, net of tax					(0.6)		(0.6)

Balance at September 30, 2019	$0.3	$329.4	$(93.3)	$737.2	$(91.8)	$0.4	$882.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2020	$0.3	$333.0	$(93.8)	$736.1	$(76.4)	$0.5	$899.7
Net income				12.7			12.7
Changes in cumulative translation adjustment, net of tax					11.9		11.9
Treasury stock reissued		(0.2)	0.1				(0.1)
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.1)		(0.1)
Amortization of actuarial net losses, net of tax					0.3		0.3

Balance at September 30, 2020	$0.3	$334.4	$(93.7)	$748.8	$(64.3)	$0.5	$926.0

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2019	$0.3	$327.7	$(93.4)	$707.1	$(79.0)	$0.4	$863.1
Net income				30.1			30.1
Changes in cumulative translation adjustment, net of tax					(12.4)		(12.4)
Changes in derivative instruments, net of tax					(0.3)		(0.3)
Treasury stock reissued			0.1				0.1
Stock option compensation		1.7					1.7
Amortization of prior service credit, net of tax					(0.1)		(0.1)

Balance at September 30, 2019	$0.3	$329.4	$(93.3)	$737.2	$(91.8)	$0.4	$882.2

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
The standard was adopted using prospective application and principally impacts the allowance for trade and other accounts receivables. Upon adoption, there was no adjustment made to opening retained earnings as at January 1, 2020. As a result of implementing the standard, the Company did not recognize any material change to the allowance within trade and other accounts receivable as at January 1, 2020. Trade and other accounts receivable are shown net of a $4.7 million allowance at September 30, 2020. The allowance remains immaterial to the financial statements.
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
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment ceased trading and is no longer
a reporting segment from July 1, 2020, as reported in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information).
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Net Sales:
Refinery and Performance	$86.8	$96.5	$270.3	$309.0
Other	33.2	47.6	104.1	124.4

Fuel Specialties	120.0	144.1	374.4	433.4

Personal Care	57.1	55.0	169.9	170.9
Home Care	21.6	21.1	64.5	71.2
Other	23.3	23.8	76.4	80.6

Performance Chemicals	102.0	99.9	310.8	322.7

Oilfield Services	43.1	121.4	197.1	358.1
Octane Additives	0.0	6.5	0.0	8.4

	$265.1	$371.9	$882.3	$1,122.6

Gross profit/(loss):
Fuel Specialties	$40.3	$54.1	$116.9	$154.5
Performance Chemicals	24.0	22.6	76.5	73.2
Oilfield Services	14.4	41.2	60.5	120.4
Octane Additives	0.0	1.2	(2.2)	(0.1)

	$78.7	$119.1	$251.7	$348.0

Operating income/(loss):
Fuel Specialties	$22.2	$31.1	$59.0	$88.1
Performance Chemicals	12.4	9.3	40.2	33.8
Oilfield Services	(4.5)	10.0	(9.7)	27.9
Octane Additives	0.0	0.8	(2.8)	(1.9)
Corporate costs	(13.3)	(13.0)	(41.5)	(41.8)
Restructuring charge	0.0	0.0	(21.1)	0.0
Impairment of intangible assets	0.0	0.0	(19.8)	0.0

Total operating income	$16.8	$38.2	$4.3	$106.1

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Numerator (in millions):
Net income available to common stockholders	$12.7	$30.1	$6.1	$81.1

Denominator (in thousands):
Weighted average common shares outstanding	24,570	24,491	24,555	24,476
Dilutive effect of stock options and awards	150	224	203	224

Denominator for diluted earnings per share	24,720	24,715	24,758	24,700

Net income per share, basic:	$0.52	$1.23	$0.25	$3.31

Net income per share, diluted:	$0.51	$1.22	$0.25	$3.28

In the three and nine months ended September 30, 2020, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 17,980 and 23,420, respectively (three and nine months ended September 30, 2019 – 12,539 and 6,270, respectively).
NOTE 4 – RESTRUCTURING
During the quarter ended June 30, 2020, the Company recorded provisions of $21.1 million for the restructuring of its Octane Additives segment in line with the end of the manufacturing and sale of tetra ethyl lead (“TEL”) for use in motor gasoline. As a result, the Octane Additives segment ceased trading and is no longer
a reporting segment from July 1, 2020. Production of TEL will continue for sales to the aviation market (“AvTel”), as reported within our Fuel Specialties segment.
The
restructuring

provisions comprise the future committed costs of environmental monitoring of $2.0 million, remediation of facilities of $7.5 million, provision for a loss making contract of $7.2 million, impairment of tangible assets of $2.0 million and costs of redundancy due to the down-sizing
of the TEL operations of $2.4 million. During the quarter ended September 30, 2020 the utilization of these provisions and the unwinding of the discounting was not material.

NOTE 5 – GOODWILL
The following table summarizes the goodwill movements:

(in millions)	Gross Cost	Accumulated Impairment Losses	Net Book Amount
Opening balance at January 1	$599.5	$(236.5)	$363.0
Exchange effect	4.2	0.0	4.2

Closing balance at September 30	$603.7	$(236.5)	$367.2

NOTE 6 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movements:

(in millions)	2020
Gross cost at January 1	$294.8
Exchange effect	2.0

Gross cost at September 30	296.8

Accumulated amortization at January 1	(181.3)
Amortization expense	(16.3)
Impairment	(19.8)
Exchange effect	(0.8)

Accumulated amortization at September 30	(218.2)

Net book amount at September 30	$78.6

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
The amortization expense for the nine months ended September 30, 2020 was $16.3 million (nine months ended September 30, 2019 – $17.2 million).
The net book amount by category of other intangible assets is shown in the following table:

(in millions)	September 30 2020	December 31 2019
Product rights	$7.2	$10.1
Brand names	2.5	2.9
Technology	20.3	32.6
Customer relationships	45.1	60.8
Internally developed software	3.5	7.1

	$78.6	$113.5

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.
The net service cost for the three and nine months ended September 30, 2020 was $0.3 million and $0.9 million respectively (three and nine months ended September 30, 2019 – $0.2 million and $0.7 million respectively) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(2.9)	$(3.6)	$(8.4)	$(11.4)
Expected return on plan assets	4.5	5.5	13.3	16.5
Amortization of prior service credit	0.2	0.1	0.6	0.7
Amortization of actuarial net losses	(0.2)	0.0	(0.6)	0.0

	$1.6	$2.0	$4.9	$5.8

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and nine months ended September 30, 2020 was $0.0 million and $0.1 million respectively (three and nine months ended September 30, 2019 – $0.0 million and $0.1 million respectively) and has been recognized in selling, general and administrative expenses. The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$(0.1)	$(0.1)	$(0.2)
Amortization of actuarial net losses	(0.2)	(0.1)	(0.6)	(0.2)

	$(0.2)	$(0.2)	$(0.7)	$(0.4)

As at September 30, 2020, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.8 million (December 31, 2019 – $4.5 million).

NOTE 8 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$14.4	$2.0	$16.4
Net change for tax positions of prior periods	(1.1)	0.2	(0.9)

Closing balance at September 30	13.3	2.2	15.5
Current	0.0	0.0	0.0

Non-current	$13.3	$2.2	$15.5

All of the $15.5 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
As previously disclosed, a
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.3 million may arise as a consequence of the tax audit. This includes a reduction in interest accrued of $0.1 million and an increase for foreign exchange movements of $0.1 million recorded in the nine months to September 30, 2020. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
As previously disclosed, in 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act, but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $12.2 million may arise in relation to this item. This includes an increase in interest accrued of $0.5 million in the nine months to September 30, 2020.
As previously disclosed, in 2015 the Company recorded an unrecognized tax benefit of $1.2 million in relation to additional tax that could have arisen if a historical impairment in value of certain of the Company’s
non-U.S.
subsidiaries was reversed upon challenge by the tax authorities. The Company released the provision of $1.2 million in full, together with accrued interest of $0.2 million thereon, in the three months ended June 30, 2020, following a review of the value of the Company’s investments that confirmed the historical impairment in value undertaken in 2005 was appropriate.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2016 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Germany (2015 onwards), Switzerland (2015 onwards), Spain (2016 onwards), France (2017 onwards) and the United Kingdom (2018 onwards).

NOTE 9 – LONG-TERM DEBT
Long-term debt consists of the following:

(in millions)	September 30, 2020	December 31, 2019
Revolving credit facility	$0.0	$60.0
Deferred finance costs	0.0	(1.4)

	$0.0	$58.6

On September 16, 2020, Innospec and certain of its subsidiaries agreed to extend the term of its revolving credit facility until
September 25, 2024.
The costs of $0.3 million for extending the term have been capitalized on the balance sheet.
As at September 30, 2020, the Company had repaid all of its borrowings under the revolving credit
facility and as a result, the related deferred finance costs asset

of $1.4 million
is
now included within other
non-current
assets at the balance sheet date.
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
Movements in the provisions are summarized as follows:

(in millions)	2020
Total at January 1	$49.3
Charge for the period	11.0
Utilized in the period	(2.7)
Exchange effect	0.3

Total at September 30	57.9
Due within one year	(5.2)

Due after one year	$52.7

The charge for the nine months ended September 30, 2020 was $11.0 million (nine months ended September 30, 2019 – $3.2 million). This includes $7.5 million of additional provisions as a result of the restructuring activities following the cessation of sales of TEL for use in motor gasoline (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information).
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$66.6	$66.6	$75.7	$75.7
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.2	0.2	0.8	0.8

Liabilities
Non-derivatives:
Long-term debt (including current portion)	$0.0	$0.0	$58.6	$58.6
Finance leases (including current portion)	0.6	0.6	1.5	1.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	12.3	12.3	24.6	24.6
The following methods and assumptions were used to estimate the fair values:
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

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2020 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2020 was a gain of $0.7 million (first nine months of 2019: gain of $2.9 million).
As at September 30, 2020 and December 31, 2019 the Company did not hold any interest rate swaps. In prior years, the Company entered into interest rate swaps to minimize interest rate exposure related to a portion of its borrowing requirements. These interest rate swaps were designated as hedging instruments, and their impact on accumulated other comprehensive loss for the first nine months of 2019 was a loss of $1.8 million.
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at September 30, 2020, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $9.6 million (December 31, 2019 - $4.7 million). The remaining terms of the fixed maturity guarantees vary from 1 month to 3 years, with some further guarantees having no fixed expiry date.
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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	504,459	$33.05	$41.35
Granted - at discount	63,950	$1.11	$76.80
- at market value	10,419	$95.70	$18.69
Exercised	(92,551)	$12.84	$48.71
Forfeited	(19,837)	$34.07	$40.65

Outstanding at September 30, 2020	466,440	$34.04	$44.27

At September 30, 2020, there were 35,157 stock options that were exercisable, of which 7,611 had performance conditions attached.
The stock option compensation cost for the first nine months of 2020 was $4.4 million (first nine months of 2019 – $4.9 million). The total intrinsic value of options exercised in the first nine months of 2020 was $4.7 million (first nine months of 2019 – $2.7 million).
The total compensation cost related to
non-vested
stock options not yet recognized at September 30, 2020 was $8.4 million and this cost is expected to be recognized over the weighted-average period of 1.75 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2020:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	390,816	$3.69	$59.91
Granted - at discount	113,107	$0.00	$76.63
- at market value	3,634	$95.70	$18.69
Exercised	(93,057)	$0.82	$60.04
Forfeited	(21,336)	$0.68	$65.62

Outstanding at September 30, 2020	393,164	$4.32	$64.00

At September 30, 2020 there were 53,146 SEUs that are exercisable, of which 46,614 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation for the first nine months of 2020 was a $4.9 million credit (first nine months of 2019 – $14.0 million charge). The total intrinsic value of SEUs exercised in the first nine months of 2020 was $6.3 million (first nine months of 2019 – $6.8 million).
The weighted-average remaining vesting period of
non-vested
SEUs is 2.05 years.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the first nine months of 2020 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.6)	See (1) below
Amortization of actuarial net losses	1.2	See (1) below

	0.6	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.6	Net of tax

(1)	These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first nine months of 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	9.5	9.5
Amounts reclassified from AOCL	0.6	0.0	0.6

Total other comprehensive income	0.6	9.5	10.1

Balance at September 30, 2020	$(8.7)	$(55.6)	$(64.3)

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
NOTE 17 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In the first nine months of 2020 the Company purchased product from AdvanSix for $0.2 million. As at September 30, 2020, the Company owed $0.0 million to AdvanSix.
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2020 the Company incurred fees from SGR of $0.6 million (first nine months of 2019 – $0.4 million). As at September 30, 2020, the Company owed $0.1 million to SGR (December 31, 2019 – $0.0 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first nine months of 2020 for a value of $0.2 million (first nine months of 2019 – $0.4 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2020 EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2019 – $0.0 million).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2020
This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.
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
Impact of
COVID-19
Pandemic and Current Economic Environment
The Company’s results have continued to be impacted during the third quarter of 2020, due to the
COVID-19
pandemic and the global economic environment. Fuel Specialties have been impacted by reduced demand stemming from the reduction in freight transport and passenger miles and the widespread grounding of aircraft for the majority of the second and third quarters
. We have seen some improvement in the third quarter as travel has begun to increase, but demand has not returned to the pre
COVID-19
levels. We expect demand will continue to improve, to the extent global economic activity recovers, subject to any future lockdowns or restrictions that are not currently in place. Performance Chemicals have experienced little overall impact from the pandemic as increased demand for certain products linked to health, hygiene and cleaning outweighed some lost revenues linked to the short-term shutdown of some of our customers manufacturing facilities. Oilfield Services have been heavily impacted by the reduction in oil exploration and production as the wider industry reacts to the reduction in demand and low oil price. We have seen some improvement in the third quarter from increasing demand and the benefit from the reduction in headcount that occurred in the second quarter. We do not know how long this downturn will last and the rate of recovery will depend heavily on the rate and extent to which the government restrictions on movement continue to be lifted.
Our manufacturing facilities have continued to operate with only some minor interruption, and we expect them to continue to do so. We have implemented flexible working, including working from home for our employees where possible, in line with advice and rules in each of the jurisdictions in which we operate.
 Additional costs have been incurred to ensure our manufacturing and administrative facilities are COVID safe for our employees. While these costs have not been significant to date there may be increased costs in the future, if further safety restrictions are required.
Raw material sourcing has not been significantly impacted and we do not expect that to change over the remainder of the year. Logistics are operating with some delays but our products are currently being delivered to our customers.
We believe that our
financial position remains strong. We have sufficient access to capital if needed, including our $250 million revolving credit facility we entered into in September 2019, and we do not anticipate any issues with meeting the covenants for our debt agreements. We have extended this facility by a further twelve months until September 2024, during the third quarter of 2020. Our major capital projects are continuing to progress as planned.
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

RESULTS OF OPERATIONS
The Company previously reported its financial performance based on the following four reportable segments: Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives. The Octane Additives segment ceased trading and is no longer
a reporting segment from July 1, 2020 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information) and legacy costs of this segment totaling $1.1 million are now reported in Corporate costs
.
The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Net sales:
Fuel Specialties	$120.0	$144.1	$374.4	$433.4
Performance Chemicals	102.0	99.9	310.8	322.7
Oilfield Services	43.1	121.4	197.1	358.1
Octane Additives	0.0	6.5	0.0	8.4

	$265.1	$371.9	$882.3	$1,122.6

Gross profit/(loss):
Fuel Specialties	$40.3	$54.1	$116.9	$154.5
Performance Chemicals	24.0	22.6	76.5	73.2
Oilfield Services	14.4	41.2	60.5	120.4
Octane Additives	0.0	1.2	(2.2)	(0.1)

	$78.7	$119.1	$251.7	$ 348.0

Operating income/(loss):
Fuel Specialties	$22.2	$31.1	$59.0	$88.1
Performance Chemicals	12.4	9.3	40.2	33.8
Oilfield Services	(4.5)	10.0	(9.7)	27.9
Octane Additives	0.0	0.8	(2.8)	(1.9)
Corporate costs	(13.3)	(13.0)	(41.5)	(41.8)
Restructuring charge	0.0	0.0	(21.1)	0.0
Impairment of intangible assets	0.0	0.0	(19.8)	0.0

Total operating income	$16.8	$38.2	$4.3	$106.1

Three Months Ended September 30, 2020
The following table shows the change in components of operating income by reporting segment for the three months ended September 30, 2020 and the three months ended September 30, 2019:

	Three Months Ended September 30
(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$120.0	$144.1	$(24.1)	-17%
Performance Chemicals	102.0	99.9	2.1	+2%
Oilfield Services	43.1	121.4	(78.3)	-64%
Octane Additives	0.0	6.5	(6.5)	-100%

	$265.1	$371.9	$(106.8)	-29%

Gross profit:
Fuel Specialties	$40.3	$54.1	$(13.8)	-26%
Performance Chemicals	24.0	22.6	1.4	+6%
Oilfield Services	14.4	41.2	(26.8)	-65%
Octane Additives	0.0	1.2	(1.2)	-100%

	$78.7	$119.1	$(40.4)	-34%

Gross margin (%):
Fuel Specialties	33.6	37.5	-3.9
Performance Chemicals	23.5	22.6	+0.9
Oilfield Services	33.4	33.9	-0.5
Octane Additives	0.0	18.5	n/a
Aggregate	29.7	32.0	-2.3

Operating expenses:
Fuel Specialties	$(18.1)	$(23.0)	$4.9	-21%
Performance Chemicals	(11.6)	(13.3)	1.7	-13%
Oilfield Services	(18.9)	(31.2)	12.3	-39%
Octane Additives	0.0	(0.4)	0.4	-100%
Corporate costs	(13.3)	(13.0)	(0.3)	+2%

	$(61.9)	$(80.9)	$19.0	-23%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2020
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-21	-3	-19	-10	-12
Price and product mix	+13	-8	-14	-28	-5
Exchange rates	0	0	0	0	0

	-8	-11	-33	-38	-17

Volumes in all our regions have continued to suffer from the adverse impact of the
COVID-19
pandemic, which has reduced the global demand for fuel additive products. We believe there  are signs that customer demand has started to recover in the third quarter to the extent that lockdowns in countries around the world have been  eased. Price and product mix in the Americas was favorable due to a richer sales mix, while price and product mix in EMEA and ASPAC was adverse due to lower sales of higher margin products. AvTel volumes were lower than the prior year due to variations in the demand from customers, together with an adverse price and product mix. There was a negligible foreign exchange impact in the quarter.
Gross margin
: decreased year over year by 3.9 percentage points primarily due to the comparison with a stronger sales mix in the prior year. Gross margin in the third quarter of 2020 was within our expected range as sales of higher margin products have started to recover from the reduced demand in the second quarter.
Operating expenses:
the year on year decrease of $4.9 million was partly due to cost savings as a result of the
COVID-19
pandemic, including lower travel and entertainment costs, together with lower personnel related performance-based remuneration due to a decrease in share-based compensation accruals linked to the Innospec share price.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2020
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+18	-4	+33	+5
Price and product mix	-15	-1	-2	-6
Exchange rates	0	+4	+2	+3

	+3	-1	+33	+2

Higher volumes in the Americas and ASPAC were driven by increased demand for our Personal Care and Home Care products. Volumes were lower in EMEA due to lower demand in Personal Care and for our toll manufacturing products. All our regions suffered an adverse price and product mix driven by increased sales of lower priced products due largely to lower raw materials costs. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin:
the year over year increase of 0.9 percentage points was due to the continued benefit of margin improvement projects and in comparison to adverse manufacturing variances in the prior year related to disruption following the Innospec network security incident at the end of the second quarter of 2019.
Operating expenses:
the year over year decrease of $1.7 million was partly due to cost savings as a result of the
COVID-19
pandemic, including lower travel and entertainment costs, together with lower personnel related performance-based remuneration due to a decrease in share-based compensation accruals linked to the Innospec share price.
Oilfield Services
Net sales:
the year over year decrease of $78.3 million, or 64 percent, was driven by the continued reduction in customer activity for the U.S. onshore market due to the
COVID-19
pandemic adversely impacting world-wide demand for crude oil. The previously expected recovery in the U.S. completions market has been delayed, however the Company has seen some improvement in the demand for crude oil as prices recovered in the third quarter which led to higher sales for our production and drag reducing agent product lines.
Gross margin:
the year over year decrease of 0.5 percentage points was within our expected range and a significant improvement on the second quarter of 2020, primarily due to a favorable sales mix and management cost control initiatives.
Operating expenses:
the year over year decrease of $12.3 million was driven by the right-sizing
of the operations to adjust for the reduction in demand caused by the
COVID-19
pandemic, together with lower accruals for long-term performance-based incentive plans due to a decrease in share-based compensation accruals linked to the Innospec share price.
Octane Additives
The Octane Additives business ceased
trading and is no longer
a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within Corporate costs.
Other Income Statement Captions
Corporate costs:
the year over year increase of $0.3 million was primarily due to the inclusion of legacy costs related to the now closed Octane Additives segment of $1.1 million, together with higher spending on information technology following the network security incident in the second quarter of 2019. The increase in costs was partly offset by lower accruals for long-term performance-based incentive plans due to a decrease in share-based compensation accruals linked to the Innospec share price, together with a reduction in travel and entertainment expenses as a result of the
COVID-19
pandemic.

Other net income:
for the third quarter of 2020 and 2019, included the following:

(in millions)	2020	2019	Change
United Kingdom pension credit	$1.6	$2.0	$(0.4)
German pension charge	(0.2)	(0.2)	0.0
Foreign exchange gain/(loss) on translation	3.5	(2.7)	6.2
Foreign currency forward contracts (loss)/gain	(1.1)	1.9	(3.0)

	$3.8	$1.0	$2.8

Interest expense, net:
was $0.4 million for 2020 compared to $1.4 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
the effective tax rate was 37.1% and 20.4% in the third quarter of 2020 and 2019, respectively. The 16.7% increase in the effective rate was primarily due to the effect of an increase in the enacted income tax rate in the UK on the Company’s deferred tax liabilities. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.3% in 2020 compared with 21.8% in 2019. The 1.5% increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended September 30
(in millions)	2020	2019
Income before income taxes	$20.2	$37.8
Indemnification asset regarding tax audit	0.4	0.0
Adjustment for stock compensation	0.0	1.6

	$20.6	$39.4

Income taxes	$7.5	$7.7
Tax on stock compensation	0.0	0.4
Adjustment of income tax provision	(0.2)	(0.3)
Tax on foreign exchange on distribution	0.1	0.8
Change in UK statutory tax rate	(2.6)	0.0

	$(4.8)	$8.6

GAAP effective tax rate	37.1%	20.4%
Adjusted effective tax rate	23.3%	21.8%

Nine Months Ended September 30, 2020
The following table shows the change in components of operating income by reporting segment for the nine months ended September 30, 2020 and the nine months ended September 30, 2019:

	Nine Months Ended September 30
(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$374.4	$433.4	$(59.0)	-14%
Performance Chemicals	310.8	322.7	(11.9)	-4%
Oilfield Services	197.1	358.1	(161.0)	-45%
Octane Additives	0.0	8.4	(8.4)	-100%

	$882.3	$1,122.6	$(240.3)	-21%

Gross profit/(loss):
Fuel Specialties	$116.9	$154.5	$(37.6)	-24%
Performance Chemicals	76.5	73.2	3.3	+5%
Oilfield Services	60.5	120.4	(59.9)	-50%
Octane Additives	(2.2)	(0.1)	(2.1)	n/a

	$251.7	$348.0	$(96.3)	-28%

Gross margin (%):
Fuel Specialties	31.2	35.6	-4.4
Performance Chemicals	24.6	22.7	+1.9
Oilfield Services	30.7	33.6	-2.9
Octane Additives	0.0	-1.2	n/a
Aggregate	28.5	31.0	-2.5

Operating expenses:
Fuel Specialties	$(57.9)	$(66.4)	$8.5	-13%
Performance Chemicals	(36.3)	(39.4)	3.1	-8%
Oilfield Services	(70.2)	(92.5)	22.3	-24%
Octane Additives	(0.6)	(1.8)	1.2	-67%
Corporate costs	(41.5)	(41.8)	0.3	-1%
Restructuring charge	(21.1)	0.0	(21.1)	n/a
Impairment of intangible assets	(19.8)	0.0	(19.8)	n/a

	$(247.4)	$(241.9)	$(5.5)	+2%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2020
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-14	-7	-19	+5	-10
Price and product mix	+5	-6	-6	-19	-4
Exchange rates	0	0	0	0	0

	-9	-13	-25	-14	-14

Volumes in all our regions have suffered from the adverse impact of the
COVID-19
pandemic, which reduced the global demand for fuel additive products. We believe there are signs that customer demand has started to recover in the third quarter as lockdowns in countries around the world have been eased. Price and product mix in the Americas was favorable due to a richer sales mix, while price and product mix in EMEA and ASPAC was adverse due to lower sales of higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix. There was a negligible foreign exchange impact year to date.
Gross margin
: the year over year decrease of 4.4 percentage points was driven by the impact of the
COVID-19
pandemic in the second quarter reducing demand for our higher margin products, together with adverse raw material costs and higher provisions for slow moving inventory.
Operating expenses:
the year over year decrease of $8.5 million was partly due to cost savings as a result of the
COVID-19
pandemic, including lower travel and entertainment costs, together with lower personnel related performance-based remuneration due to a decrease in share-based compensation accruals linked to the Innospec share price.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2020
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+11	-5	+35	+2
Price and product mix	-13	-3	-2	-6
Exchange rates	0	0	0	0

	-2	-8	+33	-4

Higher volumes in the Americas and ASPAC were driven by increased demand for our Personal Care and Home Care products. Volumes were lower in EMEA due to lower demand in Personal Care and Home Care products. All our regions suffered an adverse price and product mix due to increased sales of lower priced products due largely to lower raw material costs. There was a negligible foreign exchange impact year to date.

Gross margin:
the year over year increase of 1.9 percentage points was due to a richer sales mix, the continued benefit of margin improvement projects and the timing of pricing movements for certain raw materials.
Operating expenses:
the year over year decrease of $3.1 million was driven by lower personnel related performance-based remuneration due to a decrease in the share-based compensation accruals linked to the Innospec share price, together with cost savings as a result of the
COVID-19
pandemic, including lower travel and entertainment costs.
Oilfield Services
Net sales:
the year over year decrease of $161.0 million, or 45 percent, was primarily due to a collapse of customer activity for the U.S. onshore market, as a result of the
COVID-19
pandemic reducing world-wide demand together with the depressed price of crude oil. The previously expected recovery in the U.S. completions market has been delayed, however the Company has seen some improvement in the demand for crude oil in the third quarter leading to higher sales for our production and drag reducing agent products.
Gross margin:
the year over year decrease of 2.9 percentage points was primarily due to significant inventory adjustments in the second quarter of 2020 as a result of the collapse in demand, being partly offset by margin improvements in the third quarter due to a favorable sales mix and management cost control initiatives.
Operating expenses:
the year over year decrease of $22.3 million was driven by the right-sizing
of the operations to adjust for the reduction in demand caused by the
COVID-19
pandemic, together with lower accruals for long-term performance-based incentive plans due to a decrease in share-based compensation accruals linked to the Innospec share price.
Octane Additives
The Octane Additives business ceased
trading and is no longer
a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs.
Prior to July 1, 2020 net sales were nil in 2020 compared to $8.4 million in the prior year; gross loss was $2.2 million in 2020 compared to $0.1 million in the prior year; operating expenses were $0.6 million in 2020 compared to $1.8 million in the prior year.
Other Income Statement Captions
Corporate costs:
the year over year decrease of $0.3 million was driven by lower accruals for long-term performance-based incentive plans due to a decrease in the share-based compensation accruals linked to the Innospec share price and a reduction in travel and entertainment expenses resulting from the
COVID-19
pandemic. The decrease in costs was partly offset by the inclusion of legacy costs related to the now closed Octane Additives segment of $1.1 million, together with higher spending on information technology following the network security incident in the second quarter of 2019.

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
Other net income:
for the first nine months of 2020 and 2019, included the following:

(in millions)	2020	2019	Change
United Kingdom pension credit	$4.9	$5.8	$(0.9)
German pension charge	(0.7)	(0.4)	(0.3)
Foreign exchange gains/(losses) on translation	2.9	(3.2)	6.1
Foreign currency forward contracts gains	0.7	2.9	(2.2)

	$7.8	$5.1	$2.7

Interest expense, net:
was $1.5 million for 2020 compared to $4.1 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
the effective tax rate was 42.5% and 24.3% in the first nine months of 2020 and 2019, respectively. The 18.2% increase in the effective rate was primarily due to the effect of an increase in the enacted income tax rate in the UK on the Company’s deferred tax liabilities. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.8% in the first nine months of 2020 compared with 24.8% in the first nine months of 2019. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Nine Months Ended September 30
(in millions)	2020	2019
Income before income taxes	$10.6	$107.1
Indemnification asset regarding tax audit	0.1	0.0
Adjustment for stock compensation	0.0	4.5
Restructuring charge	21.1	0.0
Impairment of acquired intangible assets	19.8	0.0

	$51.6	$111.6

Income taxes	$4.5	$26.0
Tax on stock compensation	0.5	1.8
Adjustment of income tax provision	1.0	(0.9)
Tax on restructuring charge	4.3	0.0
Tax on impairment of acquired intangible assets	4.6	0.0

Tax on foreign exchange on distribution	0.5	0.8
Change in UK statutory tax rate	(2.6)	0.0

	$12.8	$27.7

GAAP effective tax rate	42.5%	24.3%
Adjusted effective tax rate	24.8%	24.8%

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first nine months of 2020 our working capital decreased by $27.8 million, while our adjusted working capital decreased by $28.9 million. The difference is primarily due to the exclusion of the net increase for prepaid and current taxes, which was partly offset by a reduction in our cash and cash equivalents.
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

(in millions)	September 30, 2020	December 31, 2019
Total current assets	$528.8	$630.3
Total current liabilities	(229.8)	(303.5)

Working capital	299.0	326.8
Less cash and cash equivalents	(66.6)	(75.7)
Less prepaid income taxes	(8.1)	(2.5)
Less other current assets	(0.2)	(0.8)
Add back current portion of accrued income taxes	5.4	10.3
Add back current portion of finance leases	0.4	1.0
Add back current portion of plant closure provisions	5.2	5.6
Add back current portion of operating lease liabilities	11.3	10.6

Adjusted working capital	$246.4	$275.3

We had a $85.8 million decrease in trade and other accounts receivable primarily driven by the decline in sales in our Fuel Specialties and Oilfield Services segments as a result of the
COVID-19
pandemic. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 56 days; decreased in our Performance Chemicals segment from 64 days to 62 days; and increased from 66 days to 88 days in our Oilfield Services segment.
We had a $4.8 million decrease in inventories, net of a $3.8 million increase in allowances, as we managed inventory levels in anticipation of increased demand that we expect in the fourth quarter. Days’ sales in inventory in our Fuel Specialties segment increased from 97 days to 154 days; increased in our Performance Chemicals segment from 66 days to 71 days; and increased from 71 days to 131 days in our Oilfield Services segment.
Prepaid expenses decreased $6.8 million, from $14.7 million to $7.9 million due to the normal expensing of prepaid invoices.
We had a $68.5 million decrease in accounts payable and accrued liabilities primarily due to lower production activity to align with reduced customer demand, together with lower accruals for share-based payments linked to the decrease in the Innospec share price during the year. Creditor days (including goods received not invoiced) in our Fuel Specialties segment decreased from 52 days to 39 days; decreased in our Performance Chemicals segment from 54 days to 46 days; and remained unchanged in our Oilfield Services segment at 43 days.

Operating Cash Flows
We generated cash from operating activities of $87.7 million in the first nine months of 2020 compared to cash inflows of $103.2 million in the first nine months of 2019. The reduction in cash generated from operating activities was primarily related to the adverse impact of
COVID-19
on customer activity and the timing of payments for income taxes.
Cash
At September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $66.6 million and $75.7 million, respectively, of which $21.0 million and $57.9 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The decrease in cash and cash equivalents in 2020 of $9.1 million was primarily driven by the repayment of $60.0 million of our revolving credit facility being partly offset by cash inflows from operating activities and reductions in working capital.
Debt
At September 30, 2020, we had $0.0 million of debt outstanding under the revolving credit facility and $0.6 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments. As noted above, we have extended our revolving credit facility until September 2024.
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of September 30, 2020.
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
In management’s view, there have been no material changes in the risk factors facing the Company since that time other than an update to the risk factor first disclosed under “Risk Factors” in Item 1A of Part II of our Form
10-Q
for the quarter ended March 31, 2020 and updated in Item 1A of Part II of our Form
10-Q
for the quarter ended June 30, 2020, as follows:
The
COVID-19
pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
We have been closely monitoring the impact of the
COVID-19
pandemic on all aspects of our business, including how it has and will impact our customers, employees, supply chain, and distribution network. The effects of
COVID-19
on the global economic environment have impacted, and are expected to continue to impact, the results of the Company significantly, particularly with respect to reduced demand within our Fuel Specialties and Oilfield Services segments, and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The further extent to which our operations may be impacted by the
COVID-19
pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These include, but are not limited to, the availability and productivity of our employees, the duration and severity of the pandemic; government restrictions on businesses and individuals; the impact of the pandemic on our customers’ businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on global economies, including the possibility of recession and depression, and the timing and rate of economic recovery; the development of treatments and vaccines; and potential adverse effects on the financial markets.
The impact of
COVID-19,
as well as future pandemics or resurgences, may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities.

During the quarter ended September 30, 2020 the Company made no open market repurchases of its common stock.
During the quarter ended September 30, 2020, the Company did not purchase any of its common stock in connection with the exercising of stock options by employees.
Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosures
Not applicable.

Item 5 Other	Information
None.
Item 6    Exhibits

10.1	Extension Request for Multicurrency Revolving Facility Agreement and Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 6, 2020)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Item - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: November 4, 2020	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 4, 2020	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer