Form 10-K
period 2020-12-31
INNOSPEC INC.
filed 2021-02-17
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☒
    No
☐
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
    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).
Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of the most recently completed second fiscal quarter (June 30, 2020) was approximately $1,061 million, based on the closing price of the common shares on the NASDAQ on June 30, 2020. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 10, 2021, 24,598,689 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2021 are incorporated by reference into Part III of this Form
10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS
This Form
10-K
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plan,” “intend” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the
COVID-19
pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it and the manner in which the pandemic may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1	Business
When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
General
Innospec develops, manufactures, blends, markets and supplies specialty chemicals for use as fuel additives, ingredients for personal care, home care, agrochemical, metal extraction and other applications and oilfield chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, fuel manufacturers and users, formulators of personal care, home care, agrochemical and metal extraction formulations, and other chemical and industrial companies throughout the world. Our Fuel Specialties business offers fuel additives to help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Performance Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal Extraction markets. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, cost-efficient and environmentally friendly. Our Octane Additives business previously manufactured a fuel additive for use in automotive gasoline until it ceased trading on June 30, 2020.
Segment Information
The Company reports its financial performance based on the four reportable segments described as follows:

•	Fuel Specialties

•	Performance Chemicals

•	Oilfield Services

•	Octane Additives (ceased trading June 30, 2020)
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment has ceased trading and is no longer a reporting segment from July 1, 2020, as reported in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020.
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
Oilfield Services
Our Oilfield Services segment develops and markets chemical solutions for fracturing, stimulation and completion operations, products for oil and gas production which aid flow assurance and maintain asset integrity and products to prevent loss of mud in drilling operations.
This segment had been growing strongly in recent years until the
COVID-19
pandemic adversely impacted customer demand in 2020. We expect increased customer activity to return as the global demand for fuel increases and oil prices return to the pre-pandemic
levels.
Our customers in this segment include multinational public and independent companies operating currently principally in the Americas.

Octane Additives
The Octane Additives segment has ceased trading and is no longer a reporting segment from July 1, 2020. Previously our Octane Additives segment produced tetra ethyl lead (“TEL”) for use in automotive gasoline and provided services in respect of environmental remediation to manage the cleanup of redundant TEL facilities as refineries completed the transition to unleaded gasoline. The expected activities to clean up redundant TEL facilities have been provided for in the second quarter of 2020.
Legacy costs related to these operations are now being recorded as operating expenses within corporate costs.
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
Working Capital
The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to be able to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not believe that this is materially different to our competitors, with the exception of cetane number improvers, in which case we maintain high enough levels of inventory, as required, to retain our position as market leader in sales of these products.
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
Intellectual Property
Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive advantage, particularly in the Fuel Specialties, Oilfield Services and Performance Chemicals segments. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.
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
Fuel Specialties:
Fuel Specialties is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships. We believe we remain the world’s only producer of TEL for use in aviation gasoline, which we market as our AvTel product line.
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
Octane Additives:
Production and sales of TEL for use in automotive gasoline have ceased and therefore Octane Additives is no longer a reporting segment from July 1, 2020.
Research, Development, Testing and Technical Support
Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $30.9 million, $35.4 million and $33.4 million in 2020, 2019 and 2018, respectively.
We believe that our proven technical capabilities provide us with a significant competitive advantage. Our Performance Chemicals business has launched significant new mild surfactants based on isethionate and taurate chemistry which are well aligned with developing customer needs. In addition, the business has developed further formulations in emollients, silicones and surfactants for the personal care, homecare, agrochemical and metal extraction markets. Fuel Specialties has continued to innovate focused on bringing new technologies to market which reduce pollution and improve fuel economy, including detergents and cold flow improvers. In Oilfield Services, new technologies have been introduced to improve the hydrocarbon yield from customers’ operations and to protect assets, including friction modifiers, biocide formulations and additives to improve drilling muds.
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
We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. This involves anticipating the program of work and the associated future expected costs, and so involves the exercise of judgment by management. We regularly review the future expected costs of remediation and the current estimate is reflected in Note 13 of the Notes to the Consolidated Financial Statements.
The European Union (“E.U.”) legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the substances in the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that the substances it uses in its products are safe for use and appropriate for their intended purposes in the E.U.. During this registration and continual evaluation process, the Company incurs expense to test and register substances it manufactures or imports in the E.U..
Following the end of the Brexit transition process, on January 11, 2021 the United Kingdom (“U.K.”) government introduced U.K. REACH with the same registration requirements for substances produced in or imported into the U.K.. Furthermore, globally, similar regulatory regimes to the E.U. and U.K. REACH are also entering into force or are being proposed in several other countries. These registration based regulatory regimes will result in increasing test expenses and registration fees to ensure Innospec products remain compliant with the appropriate regulations and can continue to be sold in these markets.

Employees and Human Capital Management

The Company had approximately 1900 employees in 24 countries as at December 31, 2020.
Human capital management is critical to Innospec’s ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development.
An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential.
Diversity and Inclusion
Innospec aims to attract and retain the best people by ensuring that employment decisions are based on merit, performance and contribution to the Company. As part of our Global HR Policy, our diversity and equal opportunities policy ensures that current and prospective employees receive equal opportunities irrespective of gender, sexual orientation, race, color, ethnic or national origin, marital status, age, disability, religion or belief.

Available Information
Our corporate web site is
www.innospec.com
. We make available, free of charge, on or through this web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an internet site at
www.sec.gov
that contains reports, proxy and information statements, and other information that we file electronically with the SEC and state the address of that site.
The Company routinely posts important information for investors on its web site (under Investors). The Company uses this web site as a means of disclosing material, non-public
information and for complying with its disclosure obligations under SEC Regulation FD (“Fair Disclosure”). Accordingly, investors should monitor the Investors portion of the Company’s web site, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

Item 1A	Risk Factors
The factors described below represent the principal risks associated with our business.
Global Conditions
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
The impact of
COVID-19,
as well as future pandemics or resurgences, may also exacerbate other risks discussed herein, any of which could have a material effect on us. This situation is changing rapidly and additional impacts that may occur are currently unknown.
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
Economic, political and operational developments related to the departure of the United Kingdom from the European Union may adversely affect our business.
The U.K. ceased to be a member of the E.U. on January 31, 2020 (“Brexit”). During a prescribed period, certain transitional arrangements were in effect, such that the U.K. continued to be treated,

in most respects, as if it were still a member of the E.U., and generally remained subject to E.U. law. On December 24, 2020, the E.U. and the U.K. reached an agreement in principle on the terms of certain agreements and declarations governing the ongoing relationship between the E.U. and the U.K., including the
E.U.-U.K.
Trade and Cooperation Agreement (the “Agreement”). The Agreement itself is limited in its scope to primarily the trade of goods, transport, energy links and fishing, and uncertainties remain relating to certain aspects of the U.K.’s future economic, trading and legal relationships with the E.U. and with other countries. The departure of the U.K. from the E.U. Single Market and Customs Union (as well as all E.U. policies and international agreements) has ended free movement of goods between the U.K. and the E.U., creating non-tariff
and quota barriers (such as customs checks at the borders between the E.U. and the U.K.) to trade in goods, resulting in increased disruption and cost to businesses and requiring adjustments to integrated E.U.- U.K. supply chains. Moreover, the free movement of persons, services and capital between the U.K. and the E.U. ended on January 1, 2021, which has meant the loss for U.K. suppliers of services of their automatic right to offer such services across the E.U..
The actual or potential consequences of the Agreement, and the associated uncertainty, could adversely affect economic and market conditions in the U.K., in the E.U. and its member states and elsewhere, and could contribute to instability in global financial markets. Until the level of disruption and additional cost to trading in goods and services and to the movement of persons and capital between the U.K. and the E.U. can be properly evaluated, it is not possible for us to determine the impact that the departure of the U.K. from the E.U. Single Market and Customs Union may have on us.
These developments may adversely impact our results of operations, financial position and cash flows.
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
Demand for all of our products may be adversely impacted by the continuing impact of the
COVID-19
pandemic which will continue to create uncertainty in the markets in 2021 and possibly beyond.
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
Business Operations
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
Our systems, processes, software and network may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. An information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. Our information technology costs may increase to ensure the appropriate level of cyber security as we continuously adapt to the changing technological environment.
Whilst we have limited insurance coverage in place that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to certain limitations and may not be applicable to a particular incident or otherwise be sufficient to cover all our losses beyond any coverage limitations. Furthermore, a significant or protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows.

Decline in our TEL business
The Octane Additives business has ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations are now being recorded as operating expenses within corporate costs.
The continued sales of TEL for use in aviation fuel (“AvTel”) are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. The Federal Aviation Administration program (Piston Aviation Fuels Initiative) has been established to identify a replacement and candidate fuels are at an early pre-screening
stage. This process is currently suspended and anticipated to restart in 2021. The timescale beyond this stage is unclear, but the full testing program will, of necessity, be long and comprehensive.
While we expect that at some point in the future a replacement fuel will be identified, trialed and supplied to the industry, there is no currently available alternative. In addition, there is no clear timescale on the legislation of a replacement product. If a suitable product is identified and the use of leaded fuel is prohibited in piston aviation the Company’s future operating income and cash flows from operating activities would be adversely impacted.
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
Industry Matters
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
Legal, Regulatory and Tax Matters
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

We may have additional tax liabilities.
We are subject to income and other taxes in the U.S., the U.K., the E.U. and other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to the amounts reflected in our consolidated financial statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.
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
Diverse chemical regulatory processes in different countries around the world might create complexity and additional cost. U.K. REACH, which was precipitated by the U.K.’s exit from the European Union is one such example.
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

Key Third Party Relationships
Having a small number of significant customers may have a material adverse impact on our results of operations.
Our principal customers are oil and gas exploration and production companies, oil refiners, personal care companies, and other chemical and industrial companies. These industries are characterized by a concentration of a few large participants. The loss of a significant customer, a material reduction in demand by a significant customer or termination or non-renewal
of a significant customer contract could adversely impact our results of operations, financial position and cash flows.
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

Finance and Investment
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
Approximately 51% of our common stock is held by five stockholders. A decision by any of these, or other substantial, stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.
Our amended and restated
by-laws
designate specific Delaware courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated
by-laws
(the
“By-laws”)
provide that, unless we consent in writing to the selection of an alternative forum, the appropriate court within the State of Delaware is the sole and exclusive forum, to the fullest extent provided by law, for the following types of actions or proceedings:

•	any derivative action or proceeding brought on behalf of the Corporation,

•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Corporation to the Corporation or the Corporation’s stockholders,

•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Certificate of Incorporation, the
By-laws,
or as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware,

•	any action asserting a claim governed by the internal affairs doctrine, or

•	any other internal corporate claim as defined in Section 115 of the DGCL.
This includes, to the extent permitted by the federal securities laws, lawsuits asserting both state law claims and claims under the federal securities laws.
This forum selection provision in the
By-laws
may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in the
By-laws,
a court could rule that such a provision is inapplicable or unenforceable.
Application of the choice of forum provision may be limited in some instances by law. Section 27 of the Securities Exchange Act of 1934 (“Exchange Act”) provides for exclusive federal court jurisdiction over Exchange Act claims. Accordingly, to the extent the exclusive forum provision is held to cover a shareholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Delaware Court of Chancery and would instead be within the jurisdiction of the federal district court for the District of Delaware. Section 22 of the Securities Act of 1933 (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder. The selection of legal jurisdiction for litigation claims may impact the outcome of legal proceedings which could impact our results of operations, financial position and cash flows.
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
Market Information and Holders
The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 10, 2021 there were 758 registered holders of the common stock.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of 2020.
Issuer Purchases of Equity Securities
During 2020 the Company made no open market repurchases of our common stock.
On November 6, 2018 the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to $100 million of Innospec’s common stock over the following three years. During the year ended December 31, 2020, no shares of our common stock were repurchased by the Company under this share repurchase program.
During the quarter ended December 31, 2020 the company did not purchase any of its common stock in connection with the exercising of stock options by employees.
Stock Price Performance Graph
The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2015, assuming a $100 investment and the re-investment
of any dividends thereafter. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Value of $100 Investment made December 31, 2015*

	2015	2016	2017	2018	2019	2020
Innospec Inc.	$100.00	$127.36	$132.70	$117.76	$199.17	$176.70
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Composite Index	100.00	108.09	140.12	135.09	186.79	269.70
Russell 2000 Index	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
* Excludes purchase commissions.

Item 6	Selected Financial Data
FINANCIAL HIGHLIGHTS

(in millions, except financial ratios, share and per share data)	2020	2019	2018	2017	2016
Summary of performance:
Net sales	$1,193.1	$1,513.3	$1,476.9	$1,306.8	$883.4
Operating income	33.7	149.9	133.5	125.0	98.2
Income before income taxes	39.7	150.4	131.6	128.1	103.1
Income taxes	(11.0)	(38.2)	(46.6)	(66.3)	(21.8)
Net income	28.7	112.2	85.0	61.8	81.3
Net income attributable to Innospec Inc.	28.7	112.2	85.0	61.8	81.3
Net cash provided by operating activities	$145.9	$161.6	$104.9	$82.7	$105.5
Financial position at year end:
Total assets	$1,397.4	$1,468.8	$1,473.4	$1,410.2	$1,181.4
Long-term debt including finance leases (including current portion)	0.6	60.1	210.9	224.3	273.3
Cash, cash equivalents, and short-term investments	105.3	75.7	123.1	90.2	101.9
Total equity	$944.9	$918.9	$825.5	$794.3	$653.8
Financial ratios:
Net income attributable to Innospec Inc. as a percentage of net sales	2.4	7.4	5.8	4.7	9.2
Effective tax rate as a percentage (1)	27.7	25.4	35.4	51.8	21.1
Current ratio (2)	2.3	2.1	2.2	2.1	2.4
Share data:
Earnings per share attributable to Innospec Inc.
– Basic	$1.17	$4.58	$3.48	$2.56	$3.39
– Diluted	$1.16	$4.54	$3.45	$2.52	$3.33
Dividend paid per share	$1.04	$1.02	$0.89	$0.77	$0.67
Shares outstanding (basic, thousands)
– At year end	24,596	24,507	24,434	24,350	24,071
– Average during year	24,563	24,482	24,401	24,148	23,998

(1)
The effective tax rate is calculated as income taxes as a percentage of income before income taxes. Income taxes are impacted in 2017 by the provisional estimates recorded in respect of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), and in 2018 by the finalization and recording of additional taxes due as a consequence of the Tax Act. Income taxes in 2019 and 2020 are calculated under the new legislation of the Tax Act.

(2)	Current ratio is defined as current assets divided by current liabilities.

QUARTERLY SUMMARY

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020

Net sales	$372.3	$244.9	$265.1	$310.8
Gross profit	113.9	59.1	78.7	91.0
Operating income	40.9	(53.4)	16.8	29.4
Net income	33.1	(39.7)	12.7	22.6
Net cash provided by operating activities	$2.4	$29.8	$55.5	$58.2
Per common share:
Earnings – basic	$1.35	$(1.62)	$0.52	$0.92
– diluted	$1.34	$(1.62)	$0.51	$0.91
2019

Net sales	$388.3	$362.4	$371.9	$390.7
Gross profit	117.8	111.1	119.1	118.2
Operating income	36.2	31.7	38.2	43.8
Net income	28.7	22.3	30.1	31.1
Net cash provided by operating activities	$13.2	$50.0	$40.0	$58.4
Per common share:
Earnings – basic	$1.17	$0.91	$1.23	$1.27
– diluted	$1.17	$0.90	$1.22	$1.26

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.
EXECUTIVE OVERVIEW
For much of 2020, customer demand was adversely impacted by the
COVID-19
pandemic and the unprecedented collapse in demand for crude oil. The low point of the year for the decline in customer demand was the second quarter and all of our businesses have been showing some recovery since that time, although they have not yet returned to pre-pandemic
levels.
We also successfully navigated a number of world trade disputes which threatened to have a negative impact on our business.
Performance Chemicals continued its organic growth driven by new product development and the development of new customers in the personal care, home care, agrochemical and metal extraction markets.
Both Fuel Specialties and Oilfield Services suffered from the dramatic drop in demand. In Oilfield Services, we responded by making substantial cuts in costs to reflect the reduced customer activity levels. We believe that both markets were showing signs of good recovery by the end of the year.
The Octane Additives business concluded its trading with its last customer for motor gasoline during the year, as its sole customer completed their transition to unleaded fuel.
CRITICAL ACCOUNTING ESTIMATES
Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
Environmental Liabilities
We are subject to environmental laws in the countries in which we conduct business. Ellesmere Port in the United Kingdom is our principal site giving rise to environmental remediation liabilities associated with the production of TEL. There are also environmental remediation liabilities on a much smaller scale in respect of our other manufacturing sites in the U.S. and Europe. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed.
Remediation provisions at December 31, 2020 amounted to $58.5 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for environmental liabilities are reasonable, they are subjective judgements and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.
Income Taxes
We are subject to income and other taxes in the U.S., the U.K., the E.U. and other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.
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
We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained, based on technical merits of the position, when challenged by the taxing authorities. To the extent that we prevail in matters for which liabilities have been established or are required to pay amounts in excess of the liabilities recorded in our financial statements, our effective tax rate in a given period may be materially affected. An unfavourable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain tax positions as income taxes. For additional information regarding uncertain income tax positions, see Note 11 of the Notes to the Consolidated Financial Statements.
Pensions
The Company maintains a defined benefit pension plan covering a number of its current and former employees in the United Kingdom. The Company also has other smaller pension arrangements in the U.S. and overseas as disclosed in Note10 of the Notes to the Consolidated Financial Statements. The United Kingdom plan is closed to future service accrual, but has a large number of deferred and current pensioners.
Movements in the United Kingdom’s underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO by approximately $26 million while the net pension credit for 2020 would change by approximately $0.4 million. A 0.25% change in the level of price inflation assumption would change the PBO by approximately $19 million and the net pension credit for 2021 would change by approximately $1.2 million.
Further information is provided in Note 10 of the Notes to the Consolidated Financial Statements.
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
At December 31, 2020 we had $371.2 million of goodwill relating to our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Due to the triggering events of the
COVID-19
pandemic and the reduction in oil prices and their impact on our business, we performed a step one impairment review at June 30, 2020. The impairment assessment indicated the fair values substantially exceeded the carrying values for all operating segments. Despite this, due to a significant downturn in one of the entities, we performed a further assessment of the intangible assets of that entity, which resulted in an impairment of $19.8 million at June 30, 2020.
Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)
As at December 31, 2020 we had $210.8 million of property, plant and equipment and $75.3 million of other intangible assets (net of depreciation and amortization, respectively),

that are discussed in Notes 6 and 8 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.
We continually assess the markets and products related to these long-lived assets, as well as their specific carrying values, and have concluded that these carrying values, and amortization and depreciation periods, remain appropriate.
Impact of
COVID-19
Pandemic and Current Economic Environment
The Company’s results have been adversely impacted in 2020, due to the
COVID-19
pandemic and the global economic environment.
Fuel Specialties have been impacted by reduced demand stemming from the reduction in freight transport and passenger miles and the widespread grounding of aircraft for a large part of the year. We have seen some improvement in the fourth quarter as travel has begun to increase, but demand has not returned to the pre-COVID-19
levels. We expect demand will continue to improve in 2021, to the extent global economic activity recovers, subject to the continuation of the current lockdowns in Europe in particular and the potential for future lockdowns or restrictions around the world related to the spread of new COVID variants.
Performance Chemicals have experienced little overall impact from the pandemic as increased demand for certain products linked to health, hygiene and cleaning outweighed some lost revenues linked to the short-term shutdown of some of our customers manufacturing facilities.
Oilfield Services have been heavily impacted by the reduction in oil exploration and production as the wider industry reacts to the reduction in demand and low oil price. We have seen some improvement in the second half of the year from increasing demand and the benefit from the reduction in headcount that occurred in the second quarter. We do not know how long this downturn will last and the rate of recovery will depend heavily on the rate and extent to which the government restrictions on movement are lifted and not re-imposed.
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
We believe that our financial position remains strong. We expect to have sufficient access to capital if needed, including our $250 million revolving credit facility we entered into in September 2019, and we do not anticipate any issues with meeting the covenants for our debt agreements. We have extended this facility by a further twelve months until September 2024, during the third quarter of 2020. Our major capital projects are continuing to progress as planned.

As we operate in the chemical industry, we continue to be focused on protecting the health and safety of our employees and have procedures in place at each of our operating facilities to help ensure their well-being.
We do not know how long the pandemic and current economic environment will continue and while we have made estimates as to potential impacts on our financial position and operations, the ultimate impact on our business will depend on many factors which are very difficult to predict with certainty and substantially beyond our control.
RESULTS OF OPERATIONS
The following table provides operating income by reporting segment:

(in millions)	2020	2019	2018
Net sales:
Fuel Specialties	$512.7	$583.7	$574.5
Performance Chemicals	425.4	428.7	468.1
Oilfield Services	255.0	479.9	400.6
Octane Additives	0.0	21.0	33.7

	$1.193.1	$1,513.3	$1,476.9

Gross profit:
Fuel Specialties	$160.3	$204.5	$195.0
Performance Chemicals	103.8	100.1	97.5
Oilfield Services	80.8	159.9	130.4
Octane Additives	(2.2)	1.7	12.1

	$342.7	$466.2	$435.0

Operating income:
Fuel Specialties	$84.5	$116.6	$116.3
Performance Chemicals	54.8	48.7	44.7
Oilfield Services	(9.5)	39.7	22.1
Octane Additives	(2.8)	(0.7)	9.9
Corporate costs	(52.2)	(54.4)	(52.4)
Restructuring charge	(21.3)	0.0	(7.1)
Impairment of intangible assets	(19.8)	0.0	0.0

Total operating income	$33.7	$149.9	$133.5

Other income, net	$7.8	$5.3	$5.0
Interest expense, net	(1.8)	(4.8)	(6.9)

Income before income taxes	39.7	150.4	131.6
Income taxes	(11.0)	(38.2)	(46.6)

Net income	$28.7	$112.2	$85.0

Results of Operations – Fiscal 2020 compared to Fiscal 2019:

(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$512.7	$583.7	$(71.0)	-12%
Performance Chemicals	425.4	428.7	(3.3)	-1%
Oilfield Services	255.0	479.9	(224.9)	-47%
Octane Additives	0.0	21.0	(21.0)	-100%

	$1,193.1	$1,513.3	$(320.2)	-21%

Gross profit:
Fuel Specialties	$160.3	$204.5	(44.2)	-22%
Performance Chemicals	103.8	100.1	3.7	+4%
Oilfield Services	80.8	159.9	(79.1)	-49%
Octane Additives	(2.2)	1.7	(3.9)	-229%

	$342.7	$466.2	(123.5)	-26%

Gross margin (%):
Fuel Specialties	31.3	35.0	-3.7
Performance Chemicals	24.4	23.3	1.1
Oilfield Services	31.7	33.3	-1.6
Octane Additives	0.0	8.1	-8.1
Aggregate	28.7	30.8	-2.1

Operating expenses:
Fuel Specialties	$(75.8)	$(87.9)	$12.1	-14%
Performance Chemicals	(49.0)	(51.4)	2.4	-5%
Oilfield Services	(90.3)	(120.2)	29.9	-25%
Octane Additives	(0.6)	(2.4)	1.8	-75%
Corporate costs	(52.2)	(54.4)	2.2	-4%
Restructuring charge	(21.3)	0.0	(21.3)	n/a
Impairment of intangible assets	(19.8)	0.0	(19.8)	n/a

	$(309.0)	$(316.3)	$7.3	-2%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-7	-8	-11	+11	-7
Price and product mix	-1	-7	-10	-19	-6
Exchange rates	0	+2	0	0	+1

	-8	-13	-21	-8	-12

Volumes in all our regions have suffered from the adverse impact of the
COVID-19
pandemic, which has reduced the global demand for fuel additive products. During the second half of 2020, we have seen customer demand recovering steadily as lockdowns in countries around the world have been eased. However, the reintroduction of lockdowns for European countries in January 2021 could slow the return of customer demand to the pre-pandemic
level. Price and product mix in all our regions was adverse due to lower sales of our higher margin products. AvTel volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix. EMEA benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year decrease of 3.7 percentage points was driven by the impact of the
COVID-19
pandemic reducing demand for our higher margin products, together with adverse raw material costs and higher provisions for slow moving inventory.
Operating expenses:
the year over year decrease of $12.1 million was due to cost savings as a result of the
COVID-19
pandemic, including lower travel and entertainment costs, together with lower personnel related performance-based remuneration due to a decrease in share-based compensation accruals linked to the Innospec share price.
Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+13	-1	+14	+4
Price and product mix	-12	-4	+3	-6
Exchange rates	0	+2	+1	+1

	+1	-3	+18	-1

Higher volumes in the Americas and ASPAC were driven by increased demand for our Personal Care and Home Care products. Volumes were lower in EMEA primarily due to lower demand for Home Care products. The Americas and EMEA suffered an adverse price and product mix due to increased sales of lower priced products due largely to lower raw material costs. ASPAC benefitted from a favorable price and product mix due to increased sales of higher priced products. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year increase of 1.1 percentage points was due to a richer sales mix, the continued benefit of margin improvement projects and the timing of pricing movements for certain raw materials.
Operating expenses:
the year over year decrease of $2.4 million was driven by lower personnel related performance-based remuneration due to a decrease in the share-based compensation accruals linked to the Innospec share price, together with cost savings as a result of the
COVID-19
pandemic, including lower travel and entertainment costs.
Oilfield Services
Net sales:
the year over year decrease of $224.9 million, or 47 percent, was primarily due to a collapse of customer activity for the U.S. onshore market, as a result of the
COVID-19
pandemic reducing world-wide demand together with the depressed price of crude oil. The previously expected recovery in the U.S. completions market has been delayed, however the Company has seen an improvement in the demand for crude oil in the second half of 2020 leading to higher sales for our production and drag reducing agent products.
Gross margin:
the year over year decrease of 1.6 percentage points was primarily due to significant inventory adjustments in the second quarter of 2020 as a result of the collapse in demand, being partly offset by margin improvements in the second half of the year due to a favorable sales mix and management cost control initiatives.
Operating expenses:
the year over year decrease of $29.9 million was driven by the right-sizing
of the operations to adjust for the reduction in demand caused by the
COVID-19
pandemic, together with lower accruals for long-term performance-based incentive plans due to a decrease in share-based compensation accruals linked to the Innospec share price.
Octane Additives
The Octane Additives business ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs.

Prior to July 1, 2020 net sales were nil in 2020 compared to $21.0 million in the prior year; the gross loss was $2.2 million in 2020 compared to a $1.7 million gross profit in the prior year; operating expenses were $0.6 million in 2020 compared to $2.4 million in the prior year.
Other Income Statement Captions
Corporate costs:
the year over year decrease of $2.2 million was driven by lower accruals for long-term performance-based incentive plans due to the impact of the
COVID-19
pandemic on the group’s profit performance together with a decrease in the share-based compensation accruals linked to the Innospec share price. There has also been a reduction in travel and entertainment expenses resulting from the
COVID-19
pandemic restrictions on local and international travel. The decrease in costs was partly offset by $4.2 million of acquisition related costs in 2020; the inclusion of legacy costs related to the now closed Octane Additives segment of $2.5 million; and higher spending on information technology following the network security incident in the second quarter of 2019.
Restructuring charge:
was $21.3 million related to the cessation of production and sales of TEL for use in motor gasoline. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information.
Impairment of intangible assets:
was $19.8 million related to acquired intangible assets in our Oilfield Services segment. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information.
Other net income/(expense):
for 2020 and 2019, includes the following:

	2020	2019	Change
United Kingdom pension credit	$6.2	$7.7	$(1.5)
German pension charge	(0.9)	(0.5)	(0.4)
Foreign exchange gains/(losses) on translation	4.0	(1.3)	5.3
Foreign currency forward contracts losses	(1.5)	(0.6)	(0.9)

	$7.8	$5.3	$2.5

Interest expense, net:
was $1.8 million for 2020 compared to $4.8 million in the prior year, driven by lower average net debt as the business generated cash inflows.
Income taxes:
The effective tax rate was 27.7% and 25.4% in 2020 and 2019, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.5% in 2020 compared with 22.6% in 2019. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2020	2019
Income before income taxes	$39.7	$150.4
Adjustment for stock compensation	5.8	6.6
Indemnification asset regarding tax audit	0.2	(1.6)
Restructuring charge	21.3	0.0
Impairment of acquired intangible assets	19.8	0.0
Legacy cost of closed operations	2.5	0.0
Acquisition costs	4.2	0.0

Adjusted income before income taxes	$93.5	$155.4

Income taxes	$11.0	$38.2
Adjustment of income tax provisions	0.7	(2.5)
Tax on stock compensation	1.7	0.9
Tax on restructuring charge	4.3	0.0
Tax on impairment of acquired intangible asset	4.6	0.0
Tax on site closure provision	0.0	(0.7)
Tax loss on distribution	0.4	1.2
Change in UK statutory tax rate	(2.7)	0.0
Tax on legacy cost of closed operations	0.5	0.0
Tax on acquisition costs	0.9	0.0
Other discrete items	0.6	(2.0)

Adjusted income taxes	$22.0	$35.1

GAAP effective tax rate	27.7%	25.4%

Adjusted effective tax rate	23.5%	22.6%

The most significant factors impacting on our effective tax rate in 2020 are explained in Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2019 compared to Fiscal 2018:

(in millions, except ratios)	2019	2018	Change
Net sales:
Fuel Specialties	$583.7	$574.5	$9.2	+2%
Performance Chemicals	428.7	468.1	(39.4)	-8%
Oilfield Services	479.9	400.6	79.3	+20%
Octane Additives	21.0	33.7	(12.7)	-38%

	$1,513.3	$1,476.9	$36.4	+2%

Gross profit:
Fuel Specialties	$204.5	$195.0	$9.5	+5%
Performance Chemicals	100.1	97.5	2.6	+3%
Oilfield Services	159.9	130.4	29.5	+23%
Octane Additives	1.7	12.1	(10.4)	-86%

	$466.2	$435.0	$31.2	+7%

Gross margin (%):
Fuel Specialties	35.0	33.9	+1.1
Performance Chemicals	23.3	20.8	+2.5
Oilfield Services	33.3	32.6	+0.7
Octane Additives	8.1	35.9	-27.8
Aggregate	30.8	29.5	+1.3

Operating expenses:
Fuel Specialties	$(87.9)	$(78.7)	$(9.2)	+12%
Performance Chemicals	(51.4)	(52.8)	1.4	-3%
Oilfield Services	(120.2)	(108.3)	(11.9)	+11%
Octane Additives	(2.4)	(2.2)	(0.2)	+9%
Corporate costs	(54.4)	(52.4)	(2.0)	+4%
Restructuring charge	0.0	(7.1)	7.1	-100%

	$(316.3)	$(301.5)	$(14.8)	+5%

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
non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2019	2018
Income before income taxes	$150.4	$131.6
Adjustment for stock compensation	6.6	4.8
Indemnification asset regarding tax audit	(1.6)	(1.2)
Site closure provision	0.0	6.8

Adjusted income before income taxes	$155.4	$142.0

Income taxes	$38.2	$46.6
Adjustment of income tax provisions	(2.5)	(1.8)
Tax on stock compensation	0.9	0.2
Tax Cuts & Jobs Act 2017 impact	0.0	(12.3)
Tax on site closure provision	(0.7)	1.9
Tax loss on distribution	1.2	0.0
Other discrete items	(2.0)	(0.9)

Adjusted income taxes	$35.1	$33.7

GAAP effective tax rate	25.4%	35.4%

Adjusted effective tax rate	22.6%	23.7%

The most significant factor impacting our adjusted effective tax rate in 2019 relates to the adjustment of income tax provisions. During 2019, the Company recorded additional tax and interest arising as a consequence of the tax audit into Innospec Performance Chemicals Italia Srl. This item had a negative impact on the effective tax rate, which has been subsequently excluded in determining the adjusted effective tax rate. We note that any finally determined tax liabilities would be reimbursed by the previous owner under the terms of the sale and purchase agreement.
The most significant factor impacting our adjusted effective tax rate in 2018 is the recognized implications of the Tax Act.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, being the Tax Act. On the same date, SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete their accounting under ASC 740, Income Taxes. Our accounting for the impact of the Tax Act under SAB 118 was completed in 2018.
The deemed repatriation transition tax (“Transition Tax”) is a tax on certain previously untaxed accumulated earnings and profits (“E&P”) of the Company’s
non-U.S.
subsidiaries. At December 31, 2017, we were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $47.7 million. On the basis of revised E&P computations that were completed in 2018, we adjusted our Transition Tax estimate to $61.1 million. Net of related consequential impacts recorded in our 2017 U.S. federal income tax return, we recorded an additional $12.3 million income tax expense in the fourth quarter of 2018.
LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In 2020 our working capital decreased by $13.0 million, while our adjusted working capital decreased by $47.5 million. The difference is primarily due to the exclusion of the increase in our cash and cash equivalents, together with the exclusion of the decrease for the current portion of our income taxes liability.
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

(in millions)	2020	2019
Total current assets	$566.2	$630.3
Total current liabilities	(252.4)	(303.5)

Working capital	313.8	326.8
Less cash and cash equivalents	(105.3)	(75.7)
Less prepaid income taxes	(4.2)	(2.5)
Less other current assets	(0.4)	(0.8)
Add back current portion of accrued income taxes	5.5	10.3
Add back current portion of finance leases	0.5	1.0
Add back current portion of plant closure provisions	6.6	5.6
Add back current portion of operating lease liabilities	11.3	10.6

Adjusted working capital	$227.8	$275.3

We had a $70.6 million decrease in trade and other accounts receivable primarily driven by the decline in sales in our Fuel Specialties and Oilfield Services segments as a result of the

COVID-19
pandemic. Days’ sales outstanding in our Fuel Specialties segment remained unchanged at 52 days; decreased in our Performance Chemicals segment from 64 days to 60 days; and decreased from 66 days to 63 days in our Oilfield Services segment.
We had a $24.6 million decrease in inventories, net of a $4.9 million increase in allowances, as we managed inventory levels in anticipation of increased demand that we expect in 2021. Days’ sales in inventory in our Fuel Specialties segment increased from 97 days to 117 days; decreased in our Performance Chemicals segment from 66 days to 58 days; and increased from 71 days to 95 days in our Oilfield Services segment.
Prepaid expenses increased $0.2 million, from $14.7 million to $14.9 million.
We had a $47.5 million decrease in accounts payable and accrued liabilities primarily due to lower production activity to align with reduced customer demand, together with lower accruals for share-based payments linked to the decrease in the Innospec share price during the year. Creditor days (including goods received not invoiced) in our Fuel Specialties segment decreased from 52 days to 34 days; decreased in our Performance Chemicals segment from 54 days to 48 days; and increased from 43 days to 49 days in our Oilfield Services segment.
Operating Cash Flows
We generated cash from operating activities of $145.9 million in 2020 compared to cash inflows of $161.6 million in 2019. The reduction in cash generated from operating activities was primarily related to the adverse impact of
COVID-19
and the fall in oil prices on customer activity and the timing of payments for income taxes.
Cash
At December 31, 2020 and 2019, we had cash and cash equivalents of $105.3 million and $75.7 million, respectively, of which $52.5 million and $57.9 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The increase in cash and cash equivalents in 2020 of $29.6 million was primarily driven by the cash inflows from operating activities including our reductions in working capital, being partly offset by the repayment of $60.0 million of our revolving credit facility together with the normal investments in capital projects and the payment of our semi-annual dividends.
Debt
As at December 31, 2020, the Company had repaid all of its borrowings under the revolving credit facility and as a result, the related deferred finance costs of $1.3 million are now included within other current and non-current
assets at the balance sheet date.
On September 16, 2020, Innospec and certain of its subsidiaries agreed to extend the term of its revolving credit facility, as described below, until September 25, 2024. The costs of $0.3 million for extending the term have been capitalized on the balance sheet, which are being amortized over the expected life of the facility.

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
The revolving credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.0:1.0 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1.0 Management has determined that the Company has not breached these covenants and does not expect to breach these covenants for the next 12 months.
The revolving credit facility contains restrictions which may limit our activities, and operational and financial flexibility. We may not be able to borrow if an event of default is outstanding, which includes a material adverse change to our assets, operations or financial condition. The credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, effect a merger or consolidation, dispose of assets, or materially change our line of business.
At December 31, 2020, we had no debt outstanding under the revolving credit facility and $0.6 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
At December 31, 2020, our maturity profile of long-term debt and finance leases is set out below:

(in millions)
2021	$0.5
2022	0.1
2023	0.0
2024	0.0

Total debt	0.6
Current portion of long-term debt and finance leases	(0.1)

Long-term debt and finance leases, net of current portion	$0.5

Outlook
During the early part of 2020, we focused on growing our business and on developing a strong pipeline of what we believe to be promising organic growth projects to support future growth.
For the rest of the year, while we have continued this strategy, we have also had to deal with the impacts of the
COVID-19
pandemic and the collapse in crude oil prices. These events created unprecedented demand destruction.
However, our financial performance in this difficult environment, combined with our strong balance sheet and financial prudence have been the solid foundation on which we have been able to weather this storm. Indeed, we ended the year with a very strong net cash position and we had no requirement to call on additional financial support from our banks during the pandemic. We believe this financial strength means that we are well-placed to resource growth projects – both organic and acquisitive.
We believe that our long-term strategy remains valid and this has been supported by the recovery in markets towards the end of 2020.
While we are optimistic for prospects in 2021 and beyond, we are also cautious given the current circumstances. The global pandemic is not yet under control and has the potential to adversely impact demand in the near term.
We will continue our strategy of investing in R&D to continuously improve our products and technology. When these innovations are combined with high quality customer service, we are confident that we have a solid foundation of future organic growth.
We also remain active in corporate development, and we enter 2021 with balance sheet strength which gives us the ability to participate in appropriate acquisition opportunities as they arise.

Contractual Commitments
The following represents contractual commitments at December 31, 2020 and the effect of those obligations on future cash flows:

(in millions)	Total	2021	2022-23	2024-25	Thereafter
Operating activities
Remediation payments	58.5	6.6	9.4	7.1	35.4
Operating lease commitments	40.2	11.3	17.3	8.9	2.7
Raw material purchase obligations	19.7	3.8	7.8	8.1	0.0
Interest payments on debt	3.4	0.9	1.8	0.7	0.0

Investing activities
Capital commitments	14.7	14.7	0.0	0.0	0.0

Financing activities
Long-term debt obligations	0.0	0.0	0.0	0.0	0.0
Finance leases	0.6	0.5	0.1	0.0	0.0

Total	$137.1	$37.8	$36.4	$24.8	$38.1

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
Due to the uncertainty regarding the nature of tax audits, particularly those which are not currently underway, it is not meaningful to predict the outcome of obligations related to unrecognized tax benefits. Further disclosure is provided in Note 11 of the Notes to the Consolidated Financial Statements.

Investing activities
Capital commitments relate to certain capital projects that the Company has committed to undertake.
Financing activities
On September 16, 2020, Innospec and certain of its subsidiaries agreed to extend the term of its revolving credit facility, as described below, until September 25, 2024.
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
non-U.S.
law.
We evaluate costs for remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs to which we are committed under environmental laws amounting to $58.5 million at December 31, 2020. Remediation expenditure utilizing these provisions was $4.1 million, $4.4 million and $3.1 million in the years 2020, 2019 and 2018, respectively.

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
Interest Rate Risk
From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2020 the Company had cash and cash equivalents of $105.3 million, and long-term debt and finance leases of $0.6 million (including current portion). Long-term debt comprises a $250.0 million revolving credit facility available to the Company. The credit facilities carry an interest rate based on U.S. dollar LIBOR plus a margin of between 1.05% and 2.30% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP
measures of liquidity defined in the credit facility.
At December 31, 2020, $0.0 million was drawn under the revolving credit facility.
The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2020 and December 31, 2019, there were no interest rate swaps in place with all swaps having been settled during the year. As at December 31, 2018, there were interest rate swaps with a notional value of $132.5 million in place. Interest rate swaps were in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan.

The Company has $0.6 million long-term debt and finance leases (including the current portion) which is offset by $105.3 million cash and cash equivalents. The interest payable on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances. On a gross basis, assuming no additional interest on the cash balances and after deducting interest rate hedging, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year
period would impact net income and cash flows by approximately $0.0 million before tax. On a net basis, assuming additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year
period would impact net income and cash flows by approximately $1.1 million before tax.
The above does not consider the effect of interest or exchange rate changes on overall activity nor management action to mitigate such changes. As at December 31, 2020, Innospec did not have any interest rate swaps to mitigate the risk identified above.
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

The trading of our Fuel Specialties, Performance Chemicals and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.4 million for a one-year
period excluding the impact of any foreign currency forward exchange contracts. Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.
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
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innospec Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries
(the “Company”) as of December 31, 2020 and 2019,
and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019
,
and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Plant Closure Provision
As described in Notes 2 and 13 to the consolidated financial statements, at December 31, 2020 there is a provision in place for $58.5 million relating to the Company’s legal responsibility for the remediation of hazardous substances or wastes at currently or formerly owned or operated properties, with the principal site giving rise to environmental remediation liabilities being the manufacturing site at Ellesmere Port in the United Kingdom. The Company must comply with environmental legislation in the countries in which it operates or has operated and annually reassesses the program of work required. This included management developing estimates and assumptions relating to the cost and timing of performing the remediation work. Management used specialists to develop these estimates. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.
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
February 17, 2021.
We have served as the Company’s auditor since 2019
.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innospec Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and equity of Innospec, Inc. and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
KPMG LLP
We served as the Company’s auditor from 2011 to 2019.
Manchester, United Kingdom
February 20, 2019

CONSOLIDATED STATEMENTS OF INCOME
(
in millions, except share and per share data
)

	Years ended December 31
	2020	2019	2018
Net sales	$1,193.1	$1,513.3	$1,476.9
Cost of goods sold	(850.4)	(1,047.1)	(1,041.9)

Gross profit	342.7	466.2	435.0

Operating expenses:
Selling, general and administrative	(237.0)	(280.9)	(261.0)
Research and development	(30.9)	(35.4)	(33.4)
Restructuring charge	(21.3)	0.0	(7.1)
Impairment of intangible assets	(19.8)	0.0	0.0

Total operating expenses	(309.0)	(316.3)	(301.5)

Operating income	33.7	149.9	133.5
Other income, net	7.8	5.3	5.0
Interest expense, net	(1.8)	(4.8)	(6.9)

Income before income tax expense	39.7	150.4	131.6
Income tax expense	(11.0)	(38.2)	(46.6)

Net income	$28.7	$112.2	$85.0

Earnings per share:
Basic	$1.17	$4.58	$3.48

Diluted	$1.16	$4.54	$3.45

Weighted average shares outstanding (in thousands):
Basic	24,563	24,482	24,401

Diluted	24,779	24,728	24,603

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
in millions
)

Total comprehensive income for the years ended December 31	2020	2019	2018
Net income	$28.7	$112.2	$85.0
Changes in cumulative translation adjustment, net of tax of $ 3.9 million, $(0.3) million and $2.7 million, respectively	23.7	(6.0)	(22.6)
Changes in derivative instruments, net of tax of $0.0 million, $(0.4) million and $(0.1) million, respectively	0.0	(1.5)	0.3
Amortization of prior service credit, net of tax of $0.1 million, $0.2 million and $0.2 million, respectively	(0.4)	(0.7)	(0.9)
Amortization of actuarial net losses, net of tax of $(0.2) million, $0.0 million and $(0.3) million, respectively	1.5	0.0	1.7
Actuarial net (losses)/gains arising during the year, net of tax of $1.9 million, $(2.2) million and $3.3 million, respectively	(7.7)	9.5	(15.7)

Total comprehensive income	$45.8	$113.5	$47.8

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(
in millions, except share and per share data
)

	At December 31
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$105.3	$75.7
Trade and other accounts receivable (less allowances of $4.5 million and $3.8 million, respectively)	221.4	292.0
Inventories (less allowances of $19.4 million and $14.5 million, respectively):
Finished goods	156.3	173.9
Raw materials	63.7	70.7

Total inventories	220.0	244.6
Prepaid expenses	14.9	14.7
Prepaid income taxes	4.2	2.5
Other current assets	0.4	0.8

Total current assets	566.2	630.3
Net property, plant and equipment	210.8	198.7
Operating leases right-of-use assets	40.1	32.4
Goodwill	371.2	363.0
Other intangible assets	75.3	113.5
Deferred tax assets	7.6	9.1
Pension asset	118.0	115.9
Other non-current assets	8.2	5.9

Total assets	$1,397.4	$1,468.8

Liabilities and Equity
Current liabilities:
Accounts payable	$98.7	$122.0
Accrued liabilities	129.8	154.0
Current portion of finance leases	0.5	1.0
Current portion of plant closure provisions	6.6	5.6
Current portion of accrued income taxes	5.5	10.3
Current portion of operating lease liabilities	11.3	10.6

Total current liabilities	252.4	303.5
Long-term debt, net of current portion	0.0	58.6
Finance leases, net of current portion	0.1	0.5
Operating lease liabilities, net of current portion	28.9	21.9
Plant closure provisions, net of current portion	51.9	43.7
Accrued income taxes, net of current portion	32.4	36.2
Unrecognized tax benefits, net of current portion	16.0	16.4
Deferred tax liabilities	46.9	49.6
Pension liabilities and post-employment benefits	20.5	17.8
Other non-current liabilities	3.4	1.7

Equity:

Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	336.1	330.4
Treasury stock (4,958,599 and 5,047,278 shares at cost, respectively)	(93.3)	(93.3)
Retained earnings	758.6	755.5
Accumulated other comprehensive loss	(57.3)	(74.4)

Total Innospec stockholders’ equity	944.4	918.5
Non-controlling interest	0.5	0.4

Total equity	944.9	918.9

Total liabilities and equity	$1,397.4	$1,468.8

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years ended December 31
	2020	2019	2018

Cash Flows from Operating Activities
Net income	$28.7	$112.2	$85.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.0	47.6	49.6
Impairment of intangible assets	19.8	0.0	0.0
Impairment of tangible assets	2.0	0.0	0.0
Deferred tax (benefit)/expense	(2.5)	(0.8)	5.5
Cash contributions to defined benefit pension plans	0.0	(0.4)	(1.0)
Non-cash income of defined benefit pension plans	(4.0)	(6.1)	(4.3)
Stock option compensation	5.8	6.6	4.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	74.4	(18.2)	(40.1)
Inventories	25.5	2.4	(42.2)
Prepaid expenses	(1.0)	(3.1)	0.5
Accounts payable and accrued liabilities	(45.9)	23.2	38.4
Accrued income taxes	(10.3)	(2.4)	(6.1)
Plant closure provisions	8.5	0.0	3.6
Unrecognized tax benefits	(0.4)	2.5	11.5
Other assets and liabilities	(0.7)	(1.9)	(0.4)
Net cash provided by operating activities	145.9	161.6	104.9

Cash Flows from Investing Activities
Capital expenditures	(29.7)	(29.9)	(28.9)
Business combinations, net of cash acquired	0.0	0.0	(5.4)
Internally developed software	0.0	(1.1)	(1.2)
Net cash used in investing activities	(29.7)	(31.0)	(35.5)

Cash Flows from Financing Activities
Non-controlling interest	0.1	0.0	0.0
Proceeds from revolving credit facility	15.0	105.5	10.0
Repayments of revolving credit facility	(75.0)	(171.5)	(5.0)
Repayment of term loans	0.0	(82.5)	(16.5)
Repayment of finance leases	(1.1)	(1.7)	(2.7)
Refinancing costs	(0.3)	(1.5)	0.0
Dividend paid	(25.6)	(25.0)	(21.7)
Issue of treasury stock	2.2	1.2	1.1
Repurchase of common stock	(2.1)	(2.4)	(1.4)
Net cash used in financing activities	(86.8)	(177.9)	(36.2)
Effect of foreign currency exchange rate changes on cash	0.2	(0.1)	(0.3)
Net change in cash and cash equivalents	29.6	(47.4)	32.9
Cash and cash equivalents at beginning of year	75.7	123.1	90.2
Cash and cash equivalents at end of year	$105.3	$75.7	$123.1
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(
in millions
)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2017	$0.3	$320.4	$(93.3)	$605.0	$(38.5)	$0.4	$794.3
Net income				85.0			85.0
Dividend paid ($0.89 per share)				(21.7)			(21.7)
Changes in cumulative translation adjustment, net of tax					(22.6)		(22.6)
Share of net income						0.1	0.1
Change in derivative instruments, net of tax					0.3		0.3
Treasury stock re-issued		(0.4)	1.9				1.5
Treasury stock repurchased			(1.4)				(1.4)
Stock option compensation		4.9					4.9
Amortization of prior service credit, net of tax					(0.9)		(0.9)
Amortization of actuarial net losses, net of tax					1.7		1.7
Actuarial net losses arising during the year, net of tax					(15.7)		(15.7)
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				112.2			112.2
Dividend paid ($1.02 per share)				(25.0)			(25.0)
Changes in cumulative translation adjustment, net of tax					(6.0)		(6.0)
Share of net income						(0.1)	(0.1)
Changes in derivative instruments, net of tax					(1.5)		(1.5)
Treasury stock re-issued		(1.1)	1.9				0.8
Treasury stock repurchased			(2.4)				(2.4)
Stock option compensation		6.6					6.6
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Actuarial net gains arising during the year, net of tax					9.5		9.5
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				28.7			28.7
Dividend paid ($1.04 per share)				(25.6)			(25.6)
Changes in cumulative translation adjustment, net of tax					23.7		23.7
Share of net income						0.1	0.1
Treasury stock re-issued		(0.1)	2.1				2.0
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		5.8					5.8
Amortization of prior service credit, net of tax					(0.4)		(0.4)
Amortization of actuarial net losses, net of tax					1.5		1.5
Actuarial net gains arising during the year, net of tax					(7.7)		(7.7)
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Nature of Operation
s
Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, personal care and home care companies, formulators of agrochemical and metal extraction preparations and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Performance Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal Extraction markets. Our Oilfield Services business supplies drilling and production chemicals which make exploration and production more cost-efficient,
and more environmentally friendly. Our Octane Additives business manufactures a fuel additive for use in automotive gasoline and provides services in respect of environmental remediation. Our principal reportable segments are Fuel Specialties, Performance Chemicals, Oilfield Services and Octane Additives (ceased trading June 30, 2020).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Credit losses:
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
The standard was adopted using prospective application and principally impacts the allowance for trade and other accounts receivables. Upon adoption, there was no adjustment made to opening retained earnings as at January 1, 2020. As a result of implementing the standard, the Company did not recognize any material change to the allowance within trade and other accounts receivable as at January 1, 2020. Trade and other accounts receivable are shown net of a $4.5 million allowance at
December 31
, 2020. The allowance remains immaterial to the financial statements.
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

6
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
O
ther intangible assets:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease ROU assets, and operating lease liabilities (current and non-current)
on our consolidated balance sheet at December 31, 2020. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current)
on our consolidated balance sheet at December 31, 2020.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future lease payments over the remaining lease term. Very few of our leases have renewal options or early termination break clauses, but where they do we have assessed the

6
5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Deferred finance costs:
The costs relating to debt financing are capitalized are amortized using the effective interest method over the expected life of the debt financing facility. The amortization charge is included in interest expense in the income statement.
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

6
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Income taxes:
The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities. The Company then evaluates the need for a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes the tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income.

6
7

NOTES
TO THE
CONSOLIDATED
FINANCIAL STATEMENTS—(
Continued
)

Note 3.     Segment Reporting and Geographical Area Data
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020, as reported
in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020.
Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemicals products used as additives to a wide range of fuels.
Our Performance
Chemicals
segment provides effective technology-based solutions for our customers’ processes or products focused in the Personal Care, Home Care, Agrochemical and Metal
Extraction
markets.
Our Oilfield Services segment develops and markets chemical solutions for fracturing, stimulation and stimulation operations, products for oil and gas production which aid flow assurance and maintain asset integrity and products to prevent loss of mud in drilling operations.
The Octane Additives business has ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations are now being recorded as operating expenses within corporate costs.
There are no significant customers with sales greater than 10% of our net group sales in the last three financial years.

6
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2020	2019	2018
Net Sales:
Refinery and Performance	$372.9	$427.9	$432.1
Other	139.8	155.8	142.4

Fuel Specialties	512.7	583.7	574.5

Personal Care	231.4	228.0	241.4
Home Care	87.0	93.4	109.1
Other	107.0	107.3	117.6

Performance Chemicals	425.4	428.7	468.1

Oilfield Services	255.0	479.9	400.6
Octane Additives	0.0	21.0	33.7

	$1,193.1	$1,513.3	$1,476.9

(in millions)	2020	2019	2018
Gross profit:
Fuel Specialties	$160.3	$204.5	$195.0
Performance Chemicals	103.8	100.1	97.5
Oilfield Services	80.8	159.9	130.4
Octane Additives	(2.2)	1.7	12.1

	$342.7	$466.2	$435.0

Operating income/(expense):
Fuel Specialties	$84.5	$116.6	$116.3
Performance Chemicals	54.8	48.7	44.7
Oilfield Services	(9.5)	39.7	22.1
Octane Additives	(2.8)	(0.7)	9.9
Corporate costs	(52.2)	(54.4)	(52.4)
Restructuring charge	(21.3)	0.0	(7.1)
Impairment of intangible assets	(19.8)	0.0	0.0

Total operating income	$33.7	$149.9	$133.5

Identifiable assets at year end:
Fuel Specialties	$509.7	$499.7	$470.5
Performance Chemicals	391.5	383.3	463.9
Oilfield Services	210.8	316.8	296.1
Octane Additives	0.0	24.2	39.6
Corporate	285.4	244.8	203.3

	$1,397.4	$1,468.8	$1,473.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets relating to our tetra ethyl lead (“TEL”) operations are included within our Fuel Specialties segment in 2020 and in our Octane Additives segment in 2019 and 2018, as shown in the table above. Octane Additives ceased trading on June 30, 2020 and is no longer a reporting segment after that date. As a result, it is now appropriate to report the identifiable assets relating to the remaining TEL production within Fuel Specialties from July 1, 2020. Our TEL operations historically produced TEL for automotive gasoline, which is reported in our Octane Additives segment for the years presented above, and for our AvTel product line, which is reported in our Fuel Specialties segment.
The Company includes within the corporate costs line item the costs of:

•	managing the Group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and

•	the corporate share of the information technology, product technology, safety, health, environment, accounting and human resources departments.
The following tables analyze sales and other financial information by location:

(in millions)	2020	2019	2018
Net sales by source:
United States & North America	$642.4	$897.2	$803.1
United Kingdom	689.1	810.9	797.5
Rest of Europe	83.4	115.7	143.7
Rest of World	45.6	47.8	29.5
Sales between areas	(267.4)	(358.3)	(296.9)

	$1,193.1	$1,513.3	$1,476.9

Income before income taxes:
United States & North America	$0.0	$53.9	$37.1
United Kingdom	16.9	67.0	59.5
Rest of Europe	19.7	27.2	32.8
Rest of World	3.1	2.3	2.2

	$39.7	$150.4	$131.6

Long-lived assets at year end:
United States & North America	$141.0	$156.0	$148.6
United Kingdom	61.3	70.4	71.6
Rest of Europe	123.2	116.6	112.2
Rest of World	0.2	0.3	0.3

	$325.7	$343.3	$332.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2020	2019	2018
Identifiable assets at year end:
United States & North America	$368.8	$419.5	$402.5
United Kingdom	455.8	487.2	504.7
Rest of Europe	171.0	163.2	173.1
Rest of World	30.6	35.9	28.2
Goodwill	371.2	363.0	364.9
	$1,397.4	$1,468.8	$1,473.4
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

Note 4.     Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2020	2019	2018
Numerator (in millions):
Net income available to common stockholders	$28.7	$112.2	$85.0

Denominator (in thousands):
Weighted average common shares outstanding	24,563	24,482	24,401
Dilutive effect of stock options and awards	216	246	202

Denominator for diluted earnings per share	24,779	24,728	24,603

Net income per share, basic:	$1.17	$4.58	$3.48

Net income per share, diluted:	$1.16	$4.54	$3.45

In 2020, 2019 and 2018 the average number

of anti-dilutive options excluded from the calculation of diluted earnings per share were
17,980, 6,270
and
0
respectively.
Note 5.     Restructuring
During 2020, the Company recorded
a charge
 of $21.3 million for the restructuring of its Octane Additives segment in line with the end of the manufacturing and sale of TEL for use in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
motor gasoline. As a result, the Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020. Production of TEL will continue for sales to the aviation market (“AvTel”), as reported within our Fuel Specialties segment.
The restructuring
charge
 comprise
s
the future committed costs of environmental monitoring of $2.0 million, remediation of facilities of $7.5 million, contract termination costs o
f
$7.2 million, impairment of tangible assets of $2.0 million and costs of redundancy due to the down-sizing

of the TEL operations of $2.6 million. During the
year
ended
December 31
, 2020 the utilization
and the unwinding of the discounting was not material.
Note 6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(in millions)	2020	2019
Land	$21.6	$19.8
Buildings	65.5	60.0
Equipment	349.9	330.7
Work in progress	27.5	19.0

	464.5	429.5
Less accumulated depreciation and impairment	(253.7)	(230.8)

	$210.8	$198.7

Of the total net book value of equipment at December 31, 2020 $1.0 million (2019 – $1.8 million) are in respect of assets held under finance leases.
Depreciation charges were $24.7 million, $23.6 million and $22.6 million in 2020, 2019 and 2018, respectively.
An impairment charge of $2.0 million was incurred in
2020
as a result of the Octane Additives segment ceasing to trade on June 30, 2020.
Note 7.     Leases
We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up to 10 years, some of which include options to terminate the leases within 1 year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$1.0	$1.7
Interest on lease liabilities	0.0	0.0

Total finance lease cost	1.0	1.7
Operating lease cost	12.8	12.1
Short-term lease cost	3.2	2.5
Variable lease cost	0.3	0.3

Total lease cost	$17.3	$16.6

Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.9	$14.3
Operating cash flows from finance leases	1.2	2.1
Finance cash flows from finance leases	0.0	0.0

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5.7	$4.3
Finance leases	0.0	0.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31 2020	December 31 2019

Operating leases:
Operating lease right-of-use assets	$40.1	$32.4

Current portion of operating lease liabilities	$11.3	$10.6
Operating lease liabilities, net of current portion	28.9	21.9

Total operating lease liabilities	$40.2	$32.5

Finance leases:
Property, plant and equipment at cost	$9.0	$9.9
Accumulated depreciation	(8.0)	(8.1)

Net property, plant and equipment	$1.0	$1.8

Current portion of finance leases	$0.5	$1.0
Finance leases, net of current portion	0.1	0.5

Total finance lease liabilities	$0.6	$1.5

Weighted average remaining lease term:
Operating leases	4.1 years	3.3 years
Finance leases	1.1 years	1.7 years
Weighted average discount rate:
Operating leases	3.0%	3.1%
Finance leases	2.6%	2.4%
Maturities of lease liabilities were as follows as at December 31, 2020:

(in millions)	Operating Leases	Finance Leases
Within one year	$11.4	$0.5
Year two	9.4	0.1
Year three	8.2	0.0
Year four	5.5	0.0
Year five	3.8	0.0
Thereafter	4.6	0.0

Total lease payments	42.9	0.6
Less imputed interest	(2.7)	0.0

Total	$40.2	$0.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2020, additional operating and finance leases that have not yet commenced are $
0.0
 million.
Future lease payment for all
non-cancellable
operating and finance leases as of December 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
Within one year	$10.8	$1.1
Year two	9.1	0.4
Year three	5.8	0.1
Year four	4.4	0.0
Year five	2.1	0.0
Thereafter	2.5	0.0

Total lease payments	34.7	1.6
Less imputed interest	(2.2)	(0.1)

Total	$32.5	$1.5

As of December 31, 2019, additional operating and finance leases that have not yet commenced are $
0.0
million.

Note 8.
Goodwill
The following table analyzes goodwill movement for 2020 and 2019.

(in millions)	Fuel Specialties	Performance Chemicals	Oilfield Services	Octane Additives	Total
At December 31, 2018
Gross cost (1)	$207.9	$112.2	$44.8	$236.5	$601.4
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.9	$112.2	$44.8	$0.0	$364.9

Exchange effect	(0.2)	(1.7)	0.0	0.0	(1.9)
At December 31, 2019
Gross cost (1)	$207.7	$110.5	$44.8	$236.5	$599.5
Accumulated impairment losses	0.0	0.0	0.0	(236.5)	(236.5)

Net book amount	$207.7	$110.5	$44.8	$0.0	$363.0

Exchange effect	0.2	8.0	0.0	0.0	8.2
At December 31, 2020
Gross cost (1)	$207.9	$118.5	$44.8	$0.0	$371.2
Accumulated impairment losses	0.0	0.0	0.0	0.0	0.0

Net book amount	$207.9	$118.5	$44.8	$0.0	$371.2

NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS—(
Continued
)

(1)
Gross cost is net of $8.7 million, $0.3 million and $289.5 million of historical accumulated amortization in respect of the Fuel Specialties, Performance Chemicals and Octane Additives reporting segments, respectively.

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Fuel Specialties, Performance Chemicals and Oilfield Services. The Octane Additives segment has ceased trading and is no longer a reporting segment from July 1, 2020, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. As a result the gross cost and the accumulated impairment losses have been written down to nil.
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
The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2020, 2019 and 2018. Our impairment assessment concluded that there had been no

 impairment of goodwill in respect of those reporting units. Due to the triggering events of the COVID-19 pandemic and the reduction in oil prices and their impact on our business, we performed a step one impairment review at June 30, 2020. The impairment assessment indicated the fair values substantially exceeded the carrying values for all operating segments.
We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.     Other Intangible Assets
Other intangible assets comprise the following:

(in millions)	2020	2019
Gross cost at January 1	$294.8	$294.6
Additions	0.0	1.1
Exchange effect	4.1	(0.9)
Gross cost at December 31	298.9	294.8
Accumulated amortization at January 1	(181.3)	(158.3)
Amortization expense	(20.9)	(23.0)
Impairment	(19.8)	0.0
Exchange effect	(1.6)	0.0
Accumulated amortization at December 31	(223.6)	(181.3)
Net book amount at December 31	$75.3	$113.5
Amortization expense
The amortization expense was $20.9 million, $23.0 million and $26.3 million in 2020, 2019 and 2018, respectively. Excluding the impact of foreign exchange translation on the balance sheet, $2.9 million, $3.4 million and $3.4 million of amortization, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.
During the quarter ended June 30, 2020, the Company performed an impairment review over the assets of each operating segment. This indicated the fair values substantially exceeded the carrying values for all operating segments. Further, the Company also performed an impairment review over each of the businesses within the Oilfield Services segment, as a result of reduction in demand for drilling related products. A discounted cash flow analysis was performed to determine the fair value of the assets. This indicated that the intangible assets arising from the acquisition of Strata Control Services Inc. were impaired. The impaired assets relate to technology ($10.0 million) and customer relationships ($9.8 million). There was no impairment indicated on the other businesses within the Oilfield Services operating segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net book amount by category of other intangible assets is shown in the following table:

(in millions)	December 31 2020	December 31 2019
Product rights	$6.3	$10.1
Brand names	2.3	2.9
Technology	19.8	32.6
Customer relationships	44.2	60.8
Internally developed software	2.7	7.1

	$75.3	$113.5

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2021	$15.9
2022	$14.3
2023	$10.9
2024	$10.2
2025	$7.2

Note 10.     Pension and Post-Employment Benefits
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
In 2020, the Company contributed $0.0 million (2019 – $0.4 million) in cash to the Plan in accordance with an agreement with the trustees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net service cost for the twelve months ended December 31, 2020 was $1.2 million (twelve months ended December 31, 2019 – $0.9 million and twelve months ended December 31, 2018 – 1.2 million) and has been recognized in selling, general and administrative expenses within corporate costs.

The following table shows the income statement effect recognized within other income, net:

(in millions)	2020	2019	2018
Plan net pension (credit)/charge:
Interest cost on PBO	$11.2	$15.2	$15.0
Expected return on plan assets	(17.8)	(22.0)	(22.2)
Amortization of prior service credit	(0.5)	(0.9)	(1.1)
Amortization of actuarial net losses	0.9	0.0	2.0

	$(6.2)	$(7.7)	$(6.3)

Plan assumptions at December 31, (%):
Discount rate	1.36	1.95	2.78
Inflation rate	2.35	2.25	2.25
Rate of return on plan assets – overall on bid-value	2.00	2.50	3.05

Plan asset allocation by category (%):
Debt securities and insurance contracts	86	86	83
Equity securities and real estate	10	10	12
Cash	4	4	5

	100	100	100

The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the Plan’s liabilities. The model used to develop the discount rate for the year ending December 31, 2019 has been updated for the year ending December 31, 2020. Management’s experts have used the same data source as the prior year for the bond rate used to determine the discount rate, however this data source now uses inputs from a different range of categories of bonds. The impact of this change has resulted in an increase of 0.13% in the discount rate assumption, which has resulted in a reduction to the Pension Benefit Obligation of around $14 million.
The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts.
A 0.25%
change in the discount rate assumption would change the PBO at December 31, 2020 by approximately

$26
million
and the net pension credit for 2021 would change by approximately
$0.4 million. A 0.25%
change in the level of price inflation assumption would change the PBO at December 31, 2020 by approximately
$19
million and the net pension credit for 2021 by approximately
$1.2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2020	2019
Change in PBO:
Opening balance	$701.0	$643.2
Interest cost	11.2	15.2
Service cost	1.2	0.9
Benefits paid	(45.5)	(42.1)
Plan amendments	5.5	0.0
Actuarial losses	61.1	57.7
Exchange effect	24.2	26.1

Closing balance	$758.7	$701.0

Fair value of plan assets:
Opening balance	$816.9	$739.1
Benefits paid	(45.5)	(42.1)
Actual contributions by employer	0.0	0.4
Actual return on assets	77.6	89.1
Exchange effect	27.7	30.4

Closing balance	$876.7	$816.9

The current
investment
strategy of the
Plan
is to obtain an asset allocation of approximately 85% debt securities and insurance contracts and 15% equity securities and real estate in order to achieve a more predictable return on assets.
The Plan holds approximately 11% (December 31, 2019 – 12%) of the Plan’s assets in debt securities issued by non-US
governments and government agencies. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.
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
Equity backed securities
Common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange on which they are actively traded. Other financial derivatives are classified as level 2 and certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized with a hierarchy.
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

The Company also invests in real estate as a low risk asset backed security, classified as Level 1.
The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2020
Debt securities :
Debt securities issued by non-U.S. governments and government agencies	$99.5	$		$		$99.5
Corporate debt securities			488.0			488.0
Equity backed securities:
Other financial derivatives			(2.3)			(2.3)
Investments measured at net asset value (1)						51.0
Other asset backed securities:
Insurance contracts					167.4	167.4
Real estate	40.2					40.2

Total assets at fair value	139.7		485.7		167.4	843.8
Cash	32.9					32.9

Total plan assets	$172.6		$485.7		$167.4	$876.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2019
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$98.4	$		$		$98.4
Corporate debt securities			445.9			445.9
Equity backed securities:
Other financial derivatives			(3.7)			(3.7)
Investments measured at net asset value (1)						46.8
Other asset backed securities:
Insurance contracts					157.9	157.9
Real estate	41.7					41.7

Total assets at fair value	140.1		442.2		157.9	787.0
Cash	29.9					29.9

Total plan assets	$170.0		$442.2		$157.9	$816.9

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value table with a hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The reconciliation of the fair value of the Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2018	$142.5

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	16.0
Purchases, issuances and settlements	(6.5)
Exchange effect	5.9

Balance at December 31, 2019	$157.9

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	10.8
Purchases, issuances and settlements	(6.6)
Exchange effect	5.3

Balance at December 31, 2020	$167.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The projected net service cost for the year ending December 31, 2021 is $1.6 million and will be recognized in selling, general and administrative expenses.

The following net pension credit will be recognized in other income and expense:

(in millions)
Interest cost on PBO	$7.5
Expected return on plan assets	(15.4)
Amortization of prior service credit	0.3
Amortization of actuarial net losses	1.6

$(6.0)

In total, there will be a net pension credit of $4.4 million to the Innospec’s net income for the year ending December 31, 2021.
The following benefit payments are expected to be made:

(in millions)
2021	$43.9
2022	$36.9
2023	$35.9
2024	$36.1
2025	$35.8
2026-2030	$172.0
German plan
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

The net service cost for the German plan for the twelve months ended December 31, 2020 was $0.1 million (twelve months ended December 31, 2019 – $0.1 million and twelve months ended December 31, 2018 – $0.2 million).

The following table shows the income statement effect recognized within other income and expense:

(in millions)	2020	2019	2018
Plan net pension charge:
Interest cost on PBO	$0.1	$0.2	$0.2
Amortization of actuarial net loss	0.8	0.3	0.4

	$0.9	$0.5	$0.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan assumptions at December 31, (%):
Discount rate	0.40	0.80	1.90
Inflation rate	1.50	1.75	1.75
Rate of increase in compensation levels	2.75	2.75	2.75
Movements in PBO of the German plan are as follows:

(in millions)	2020	2019
Change in PBO:
Opening balance	$13.3	$11.3
Service cost	0.1	0.1
Interest cost	0.1	0.2
Benefits paid	(0.3)	(0.3)
Actuarial losses	0.8	2.2
Exchange effect	1.2	(0.2)

Closing balance	$15.2	$13.3

Other plans
As at December 31, 2020, we have post-employment obligations in our European businesses with a liability of $5.3 million (December 31, 2019 – $4.5 million). For the year ended December 31, 2020 we have recognized an actuarial loss of $0.2 million in other comprehensive loss in relation to the Performance Chemicals pension in France.
Company contributions to defined contribution schemes during 2020 were $10.3 million (2019 – $10.4 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognised Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2018	$2.2	$0.3	$2.5
Additions for tax positions of prior periods	11.7	0.4	12.1
Reductions due to lapsed statute of limitations	(0.5)	(0.1)	(0.6)

Closing balance at 31 December, 2018	13.4	0.6	14.0
Current	0.0	0.0	0.0

Non-current	$13.4	$0.6	$14.0

Opening balance at January 1, 2019	$13.4	$0.6	$14.0
Additions for tax positions of prior periods	1.0	1.4	2.4

Closing balance at 31 December, 2019	14.4	2.0	16.4
Current	0.0	0.0	0.0

Non-current	$14.4	$2.0	$16.4

Opening balance at January 1, 2020	$14.4	$2.0	$16.4
Reductions for tax positions of prior periods	(1.2)	(0.2)	(1.4)
Additions for tax positions of prior periods	0.4	0.6	1.0

Closing balance at 31 December, 2020	13.6	2.4	16.0
Current	0.0	0.0	0.0

Non-current	$13.6	$2.4	$16.0

All of the $16.0 million of unrecognised tax benefits would impact our effective tax rate if recognised.
As previously disclosed, a
non-US
subsidiary, Innospec Performance Chemicals Italia Srl , is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.4 million may arise as a consequence of the tax audit. This includes a reduction in interest accrued of $0.2 million and an increase for foreign exchange movements of $0.2 million recorded during 2020. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
As previously disclosed, in 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Act, but for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $12.4 million may arise in relation to this item. This includes an increase in interest accrued of $0.7 million during 2020.
As previously disclosed, in 2015 the Company recorded an unrecognized tax benefit of $1.2 million in relation to additional tax that could have arisen if a historical impairment in value of certain of the Company’s
non-U.S.
subsidiaries was reversed upon challenge by the tax authorities. During
2020, the Company released the provision of $1.2 million in full, together with accrued interest of $0.2 million thereon, following a review of the value of the Company’s investments that confirmed the historical impairment in value undertaken in 2005 was appropriate.
Other
non-significant
items, inclusive of interest and penalties, total $0.2 million.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2017 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (2016 onwards), France (2017 onwards), Germany (2018 onwards), Switzerland (2018 onwards) and the U.K. (2018 onwards).
The sources of income before income taxes were as follows:

(in millions)	2020	2019	2018
Domestic	$(0.7)	$52.4	$37.1
Foreign	40.4	98.0	94.5

	$39.7	$150.4	$131.6

The components of income tax expense are summarized as follows:

(in millions)	2020	2019	2018
Current:
Federal	$6.1	$13.8	$12.5
State and local	0.5	2.3	2.0
Foreign	6.8	22.9	26.6

	13.4	39.0	41.1

Deferred:
Federal	(2.8)	(3.0)	4.2
State and local	(0.4)	(0.5)	0.3
Foreign	0.8	2.7	1.0

	(2.4)	(0.8)	5.5

	$11.0	$38.2	$46.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash payments for income taxes were $23.4 million, $37.6 million and $35.4 million during 2020, 2019 and 2018, respectively.
The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Foreign income inclusions	7.1	0.3	0.7
Foreign tax rate differential	4.2	(0.3)	(0.8)
Tax charge/(credit) from previous years	3.7	1.8	0.7
Net charge/(credit) from unrecognized tax benefits	(1.7)	1.1	0.3
Foreign currency transactions	(4.5)	(1.0)	1.2
Effect of U.S. tax law change	0.0	0.6	9.3
Tax on unremitted earnings	0.3	(0.1)	0.9
Non-deductible foreign interest	0.7	0.8	1.3
Change in UK statutory tax rate	6.9	0.0	0.0
State and local taxes	1.5	1.4	1.2
US incentive for foreign derived intangible income	(1.5)	(0.5)	(1.0)
Innovation incentives – current year	(4.9)	(0.6)	(0.6)
Innovation incentives – prior years	(5.3)	0.0	0.0
Non-deductible officer compensation	1.8	0.2	0.4
Other items and adjustments, net	(1.6)	0.7	0.8

	27.7%	25.4%	35.4%

The mix of taxable profits generated in the different geographical jurisdictions in which the Group operates continues to have a significant impact on the effective tax rate. In 2020, a significant proportion of the Group’s profits were generated by
non-U.S.
subsidiaries located in higher tax jurisdictions, which negatively impacted on the tax rate.
Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may prevent offset. The effective tax rate is negatively impacted by the net impact of foreign inclusions post foreign tax credit usage in 2020.
The 2020 effective tax rate was negatively impacted by the change in tax estimates for 2019 when compared to finalized positions as determined for the purpose of filing tax returns.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An increase in the enacted income tax rate in the UK on the Company’s deferred tax liabilities, which increased the 2020 tax charge by $2.7 million, had a negative impact on the effective tax rate.
The effective tax was also positively impacted by increased claims for innovation reliefs in the UK and the US. This reduced the tax charge in 2020 by $4.0 million.
As a consequence of the Company having
operations
outside of the U.S., it is exposed to foreign currency fluctuations. These have a positive effect on the effective tax rate in 2020.
Other items do not have a material impact on the effective tax rate.
Details of deferred tax assets and liabilities are
analyzed
as follows:

(in millions)	2020	2019
Deferred tax assets:
Stock compensation	$5.3	$6.7
Net operating loss carry forwards	9.8	7.3
Other intangible assets	10.6	6.0
Accretion expense	3.2	3.3
Restructuring provision	1.4	0.0
Foreign tax credits	2.0	3.6
Operating lease liabilities	9.2	7.4
Other	6.9	5.9

Subtotal	48.4	40.2
Less valuation allowance	(1.1)	(0.8)

Total net deferred tax assets	$47.3	$39.4

Deferred tax liabilities:
Property, plant and equipment	$(21.3)	$(19.5)
Intangible assets including goodwill	(28.3)	(28.1)
Pension asset	(20.5)	(18.2)
Investment impairment recapture	0.0	(1.0)
Customer relationships	(4.4)	(4.2)
Unremitted overseas earnings	(2.0)	(1.0)
Right-of-use assets	(9.2)	(7.4)
Other	(0.9)	(0.5)

Total deferred tax liabilities	$(86.6)	$(79.9)

Net deferred tax liability	$(39.3)	$(40.5)

Deferred tax assets	$7.6	$9.1
Deferred tax liabilities	(46.9)	(49.6)

	$(39.3)	$(40.5)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred in certain jurisdictions over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $1.1 million has been recorded to recognise only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Gross net operating loss carry forwards of $67.1 million result in a deferred tax asset of $8.7 million, net of valuation allowances. The net operating loss carry forwards arose in the U.S. and in five of the Company’s foreign subsidiaries. Net operating loss carry forwards of $36.5 million arose in the U.S. It is expected that sufficient taxable profits will be generated in the U.S. against which $10.7 million of State net operating loss carry forwards can be relieved before their expiration in the period 2031 to 2040. The remaining U.S. State net operating losses and all U.S. Federal net operating losses can be carried forward indefinitely without expiration. Net operating loss carry forwards of $30.6 million arose in five of the Company’s foreign subsidiaries, of which $1.3 million were generated in 2020
.
It is expected that sufficient taxable profits will be generated against which $24.4 million of these net operating loss carry forwards can be relieved. These losses can be carried forward indefinitely without expiration.
Note 12.    Long-Term Debt
Long-term debt consists of the following:

(in millions)	2020	2019
Revolving credit facility	$0.0	$60.0
Term loan	0.0	0.0
Deferred finance costs	0.0	(1.4)

	0.0	58.6
Less current portion	0.0	0.0

	$0.0	$58.6

As at December 31, 2020, the Company had repaid all of its borrowings under the revolving credit facility and as a result, the related deferred finance costs of $1.3 million are now included within other current and
non-current
assets at the balance sheet date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 16, 2020, Innospec and certain of its subsidiaries agreed to extend the term of its revolving credit facility, as described below, until September 25, 2024. The costs of $0.3 million for extending the term have been capitalized on the balance sheet, which are being amortized over the expected life of the facility.
On September 30, 2019 the Company repaid its
pre-existing
term loan and revolving credit facility that had been amended and restated on December 14, 2016, and replaced this borrowing with the current credit facility, as described below. As a result, refinancing costs of $1.5 million were capitalized which are being amortized over the expected life of the facility.
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

(in millions)	2020	2019
Gross cost at January 1	$1.5	$2.7
Capitalized in the year	0.3	1.5
Written down in the year	0.0	(2.7)

	1.8	1.5

Accumulated amortization at January 1	$(0.1)	$(1.8)
Amortization in the year	(0.4)	(1.0)
Amortization written down in the year	0.0	2.7

	$(0.5)	$(0.1)

Net book value at December 31	$1.3	$1.4

Amortization expense was $0.4 million, $1.0 million and $0.7 million in 2020, 2019 and 2018, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability, amongst other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.
In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2020 and does not expect to breach these covenants for the next 12 months.
The weighted average rate of interest on borrowings was 2.20% at December 31, 2020 and 3.14% at December 31, 2019. Payments of interest on long-term debt were $0.8 million, $4.8 million and $6.5 million in 2020, 2019 and 2018, respectively.

The net cash outflows in respect of refinancing costs were $0.3 million, $1.5 million and $0.0 million in 2020, 2019 and 2018, respectively.
Note 13.    Plant Closure Provisions
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
Movements in the provisions are summarized as follows:

(in millions)	2020	2019	2018
Total at January 1	$49.3	$49.5	$46.1
Charge for the period excluding restructuring	5.1	4.4	6.8
Restructuring (see Note 5)	7.5	0.0	0.0
Utilized in the period	(4.1)	(4.4)	(3.1)
Exchange effect	0.7	(0.2)	(0.3)
Total at December 31	58.5	49.3	49.5
Due within one year	(6.6)	(5.6)	(5.9)

Due after one year	$51.9	$43.7	$43.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date. Remediation costs are recognized in cost of goods sold.

The provisions for remediation represent the Company’s liability for environmental liabilities and asset retirement obligations. The charge for the period in 2020 represents the accretion expense recognized of $3.7 million and a further $1.4 million primarily in respect of changes in the expected cost and scope of future remediation activities.
The Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020. As a result, there has been a one-off
charge of $7.5 million for the restructuring activities related to the legacy production of TEL for use in motor gasoline.
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

Remediation expenditure utilized provisions of $4.1 million, $4.4 million and $3.1 million in 2020, 2019 and 2018, respectively.

Note 14.    Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market
pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2019, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$105.3	$105.3	$75.7	$75.7
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.0	0.0	0.8	0.8
Liabilities
Non-derivatives:
Long-term debt (including current portion)	$0.0	$0.0	$58.6	$58.6
Finance leases (including current portion)	0.6	0.6	1.5	1.5
Derivatives (Level 1 measurement):
Other current liabilities:
Foreign currency forward exchange contracts	0.5	0.5	0.0	0.0
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	17.2	17.2	24.6	24.6
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock equivalent units:
The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method.
Note 15.    Derivative Instruments and Risk Management
The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate and raw material cost exposures, as the need arises.
The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2020 and at December 31, 2019, there were no interest rate swaps in place with all swaps having been settled during 2019. Interest rate swaps were previously in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan. The interest rate swaps in the prior years were designated as hedging instruments, and their impact on other comprehensive loss for 2019 was a loss of $1.9 million.
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2020, foreign currency forward exchange contracts with a notional value of $127.2 million were in place (December 31, 2019 $108.9 million), with maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2020 was a loss of $1.5 million (2019 – gain $1.5 million).
As at December 31, 2020 and December 31, 2019 the Company did not hold any raw material derivatives.
The Company sells a range of specialty chemicals to major oil refiners and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.
Note 16.    Commitments and Contingencies
Environmental remediation obligations
Commitments in respect of environmental remediation obligations are disclosed in Note
13
 of the Notes to the Consolidated Financial Statements.
Capital commitments
The estimated additional cost to complete work in progress at December 31, 2020 is $14.7 million (2019 – $4.0 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at December 31, 2020, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $9.9 million (December 31, 2019 – $4.7 million). The remaining terms of the fixed maturity guarantees vary from 1 month to 3 years, with some further guarantees having no fixed expiry date.
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
Note 17.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2020	2019	2018	2020	2019	2018
At January 1	29,554.5	29,554.5	29,554.5	5,047	5,121	5,204
Exercise of options	0	0	0	(109)	(104)	(103)
Stock purchases	0	0	0	21	30	20

At December 31	29,554.5	29,554.5	29,554.5	4,959	5,047	5,121

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2020, the Company had authorized common stock of 40,000,000 shares (2019 – 40,000,000).
Note 18.    Stock-Based Compensation Plans
Stock option plans
The Company has two stock option plans, the Omnibus Long-Term Incentive Plan and the ShareSave Plan 2008 under which it currently grants awards. The stock options have vesting periods ranging from 2 to 5 years and in all cases stock options granted expire within 10 years of the date of grant. All grants are at the sole discretion of the Compensation Committee of the Board of Directors. Grants may be priced at market value or at a premium or discount. The aggregate number of shares of common stock reserved for issuance which can be granted under the plans is 2,550,000.

In the fourth quarter of 2020, a number of stock options that were granted to 14 employees in February 2018 were modified to extend the vesting period by two years. The incremental compensation cost resulting from the modifications was $2.4 million, resulting from the performance targets that were not achieved in 2020 being extended to a future period.
The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2020	2019	2018
Dividend yield	1.18%	1.09%	1.11%
Expected life	5 years	5 years	5 years
Volatility	27.0%	26.8%	25.6%
Risk free interest rate	1.13%	2.48%	2.74%
The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	504,459	$33.05	$41.35
Granted – at discount	63,950	$1.11	$76.80
– at market value	10,419	$95.70	$18.69
Exercised	(108,518)	$20.31	$45.17
Forfeited	(27,417)	$41.93	$36.41

Outstanding at December 31, 2020	442,893	$32.49	$45.31

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2020, there were 42,657 stock options that were exercisable, 15,611 had performance conditions attached.
The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.
The stock option compensation cost for 2020, 2019 and 2018 was $5.8 million, $6.6 million and $4.9 million, respectively. The total intrinsic value of options exercised in 2020, 2019 and 2018 was $4.9 million, $3.5 million and $3.2 million, respectively.
The total compensation cost related to
non-vested
stock options not yet recognized at December 31, 2020 was $6.8 million and this cost is expected to be recognized over the weighted-average period of 1.59 years.
In 2020, the Company recorded a current tax benefit of $1.6 million in respect of stock option compensation (2019 – $1.5 million). This amount is inclusive of excess tax benefits.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.

Stock equivalent units
The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from 2 to 5 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2020 the liability for SEUs of $17.2 million is included in accrued liabilities in the consolidated balance sheets until they are cash settled.
In the fourth quarter of 2020, a number of SEUs that were granted to 61 employees in February 2018 were modified to extend the vesting period by two years.

The adjusted compensation cost resulting from the modifications has been recognised by the fair valuation at the balance sheet date based on the extended vesting period.
The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2020	2019	2018
Dividend yield	1.15%	0.99%	1.44%
Expected life	5 years	5 years	5 years
Volatility	39.9%	26.6%	27.2%
Risk free interest rate	0.17%	1.62%	2.46%

NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2020:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2019	390,816	$3.69	$59.91
Granted – at discount	113,107	$0.00	$76.63
– at market value	3,634	$95.70	$18.69
Exercised	(93,057)	$0.82	$60.04
Forfeited	(24,336)	$0.60	$65.99

Outstanding at December 31, 2020	390,164	$4.35	$63.96

At December 31, 2020, there were 53,146 SEUs that were exercisable, 46,614 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation cost for 2020, 2019 and 2018 was $1.9 million, $20.1 million and $5.7 million, respectively. The total intrinsic value of SEUs exercised in 2020, 2019 and 2018 was $6.3 million, $7.3 million and $2.7 million, respectively.
The weighted-average remaining vesting period of
non-vested
SEUs is 1.98 years.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.
Note 19.    Reclassifications out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss for 2020 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(0.5)	See (1) below
Amortization of actuarial net losses	1.7	See (1) below

	1.2	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$1.1	Net of tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) These items are included in the computation of net periodic pension cost. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	23.7	23.7
Amounts reclassified from AOCL	1.1	0.0	1.1
Actuarial net gains arising during the year	(7.7)	0.0	(7.7)

Net current period other comprehensive income	(6.6)	23.7	17.1

Balance at December 31, 2020	$(15.9)	$(41.4)	$(57.3)

Note 20.    Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU)
No. 2019-12,
Simplifying the Accounting for Income Taxes (Topic 740). This removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company will be applying this ASU from January 1, 2021. We are currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements, including accounting policies, processes and systems, but we do not expect adoption will have a material impact on the Company’s disclosures.
Note 21.    Related Party Transactions
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In 2020 the Company purchased product from AdvanSix for $
0.3
 million. As at December 31, 2020, the Company owed $
0.0
 million to AdvanSix.
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2020, 2019 and 2018 the Company incurred fees payable to SGR of $
0.8
 million, $
0.5
 million and $
0.3
 million, respectively. As at December 31, 2020 the Company owed $
0.1
 million to SGR

(December 31, 2019 – $0.0 million).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2020 for a value of $
0.2
 million (2019 – $
0.4
 million; 2018 – $
0.3
million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at December 31, 2020 EMR owed $
0.0
 million (December 31, 2019 – $
0.0
million).
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of December 31, 2020.
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

Based on criteria in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2020.
Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2020. Their report is included in Item 8 of this Annual Report on Form
10-K.
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
The information set forth under the headings “Election of two Class II Directors,” “Ratification of the election of one Class I Director,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2021 (“the Proxy Statement”) is incorporated herein by reference.
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
investor@innospec.com
. These and other documents can also be accessed via the Company’s web site,
www.innospec.com
.

The Company intends to disclose on its web site
www.innospec.com
any amendments to, or waivers from, its’ Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or Nasdaq.
Information regarding the Audit Committee of the Board of Directors, including membership and requisite financial expertise, set forth under the headings “Corporate Governance – Board Committees – Audit Committee” in the Proxy Statement is incorporated herein by reference.
Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors set forth under the heading “Corporate Governance – Identifying and Evaluating Nominees for Director” in the Proxy Statement is incorporated herein by reference.

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
The information set forth under the heading “Who Owns Our Stock? Information about our Common Stock Ownership” in the Proxy Statement is incorporated herein by reference.
Shares Authorized for Issuance Under Equity Compensation Plans
The information set forth in the table under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the headings “Corporate Governance – Related Person Transactions and Relationships,” “Corporate Governance – Related Person Transactions Approval Policy” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services
Information regarding fees and services related to the Company’s independent registered public accounting firms, PricewaterhouseCoopers LLP and KPMG LLP, is provided under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information regarding the Audit Committee’s pre-approval
policies and procedures is provided under the heading “Audit Committee
Pre-approval
Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(1)	Financial Statements
The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 17, 2021, are set forth in Item 8.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on February 19, 2020).

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

3.3	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

3.4	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018).

4.1	Description of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K on February 19, 2020).

10.1	Executive Service Agreement of Mr. Philip J. Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

10.2	Contract of Employment, Mr. Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

10.3	Contract of Employment, Dr. Catherine Hessner (Incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K on March 31, 2005). *

10.4
Contract of Employment, Mr. Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. ShareSave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Contract of Employment, Mr. David E. Williams, dated September 17, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 14, 2009). *

10.12	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.15	Employment contract for Brian Watt (Incorporated by Reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 7, 2014). *

10.16	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.17	Executive Service Letter to Mr. Philip J. Boon dated October 15, 2015 (Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K on February 17, 2016). *

10.18	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated September 26, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 30, 2019).

10.19	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.20	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018)

10.21	Extension Request for Multicurrency Revolving Facility Agreement and Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 6, 2020)

16	Letter regarding change in certifying accountant dated April 10, 2019 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed April 11, 2019).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

*	Denotes a management contract or compensatory plan.

Item 16	Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 17, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2021:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ PATRICK S. WILLIAMS Patrick S. Williams	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ GRAEME BLAIR Graeme Blair	Head of Group Finance (Principal Accounting Officer)

/s/ KELLER ARNOLD Keller Arnold	Director

/s/ DAVID F. LANDLESS David F. Landless	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ CLAUDIA POCCIA Claudia Poccia	Director