Form 10-Q
period 2021-03-31
INNOSPEC INC.
filed 2021-05-05
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
1-13879

INNOSPEC INC.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0181725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization )	Identification No .)

8310 South Valley Highway
Suite 350
Englewood
Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone
num
ber
, including area code: (303) 792 5554
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock, par value $0.01	24,608,245

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
pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it and the manner in which the pandemic may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form
10-K
for the year ended December 31, 2020 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2021	2020
Net sales	$339.6	$372.3
Cost of goods sold	(238.8)	(258.4)

Gross profit	100.8	113.9
Operating expenses:
Selling, general and administrative	(63.6)	(64.4)
Research and development	(9.0)	(8.6)

Total operating expenses	(72.6)	(73.0)

Operating income	28.2	40.9
Other income, net	3.0	3.9
Interest expense, net	(0.4)	(0.6)

Income before income tax expense	30.8	44.2
Income tax expense	(7.4)	(11.1)

Net income	$23.4	$33.1

Earnings per share:
Basic	$0.95	$1.35

Diluted	$0.94	$1.34

Weighted average shares outstanding (in thousands):
Basic	24,601	24,529

Diluted	24,840	24,742

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(in millions)	2021	2020
Net income	$23.4	$33.1

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $1.0 million and $1.6 million, respectively	(11.3)	(7.9)
Amortization of prior service cost/(credit), net of tax of $0.0 and $0.0 million, respectively	0.1	(0.2)
Amortization of actuarial net losses, net of tax of $(0.1) million and $0.0 million, respectively	0.6	0.2

Total other comprehensive loss	(10.6)	(7.9)

Total comprehensive income	$12.8	$25.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117.0	$105.3
Trade and other accounts receivable (less allowances of $4.1 million and $4.5 million respectively)	247.9	221.4
Inventories (less allowances of $19.4 million and $19.4 million respectively):
Finished goods	158.5	156.3
Raw materials	64.6	63.7

Total inventories	223.1	220.0
Prepaid expenses	12.3	14.9
Prepaid income taxes	5.0	4.2
Other current assets	2.3	0.4

Total current assets	607.6	566.2
Net property, plant and equipment	209.9	210.8
Operating lease right-of-use assets	36.7	40.1
Goodwill	367.2	371.2
Other intangible assets	70.2	75.3
Deferred tax assets	7.4	7.6
Pension asset	119.6	118.0
Other non-current assets	7.5	8.2

Total assets	$1,426.1	$1,397.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	March 31, 2021	December 31, 2020
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$114.5	$98.7
Accrued liabilities	131.8	129.8
Current portion of finance leases	0.4	0.5
Current portion of plant closure provisions	6.6	6.6
Current portion of accrued income taxes	8.8	5.5
Current portion of operating lease liabilities	12.2	11.3

Total current liabilities	274.3	252.4
Long-term debt	0.0	0.0
Finance leases, net of current portion	0.0	0.1
Operating lease liabilities, net of current portion	24.6	28.9
Plant closure provisions, net of current portion	51.3	51.9
Accrued income taxes, net of current portion	32.4	32.4
Unrecognized tax benefits	16.0	16.0
Deferred tax liabilities	46.5	46.9
Pension liabilities and post-employment benefits	19.5	20.5
Other non-current liabilities	2.4	3.4
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	337.8	336.1
Treasury stock (4,946,360 and 4,958,599 shares at cost, respectively)	(93.6)	(93.3)
Retained earnings	782.0	758.6
Accumulated other comprehensive loss	(67.9)	(57.3)

Total Innospec stockholders’ equity	958.6	944.4
Non-controlling interest	0.5	0.5

Total equity	959.1	944.9

Total liabilities and equity	$1,426.1	$1,397.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$23.4	$33.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.3	12.0
Deferred tax expense	0.1	0.7
Non-cash movements on defined benefit pension plans	(0.8)	(1.2)
Stock option compensation	1.6	1.2
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(30.7)	(7.9)
Inventories	(5.5)	(5.0)
Prepaid expenses	2.4	2.1
Accounts payable and accrued liabilities	20.2	(36.0)
Accrued income taxes	3.7	1.6
Plant closure provisions	(0.2)	0.1
Other assets and liabilities	(1.8)	1.7

Net cash provided by operating activities	22.7	2.4

Cash Flows from Investing Activities
Capital expenditures	(10.3)	(7.8)

Net cash used in investing activities	(10.3)	(7.8)

Cash Flows from Financing Activities
Non-controlling interest	0.0	0.1
Repayments of finance leases	(0.2)	(0.3)
Issue of treasury stock	0.5	0.7
Repurchase of common stock	(0.6)	(2.1)

Net cash used in financing activities	(0.3)	(1.6)
Effect of foreign currency exchange rate changes on cash	(0.4)	(0.6)

Net change in cash and cash equivalents	11.7	(7.6)
Cash and cash equivalents at beginning of period	105.3	75.7

Cash and cash equivalents at end of period	$117.0	$68.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				23.4			23.4
Changes in cumulative translation adjustment, net of tax					(11.3)		(11.3)
Treasury stock reissued		0.1	0.3				0.4
Treasury stock repurchased			(0.6)				(0.6)
Stock option compensation		1.6					1.6
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.6		0.6

Balance at March 31, 2021	$0.3	$337.8	$(93.6)	$782.0	$(67.9)	$0.5	$959.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				33.1			33.1
Changes in cumulative translation adjustment, net of tax					(7.9)		(7.9)
Share of net income						0.1	0.1
Treasury stock reissued		(0.4)	1.4				1.0
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		1.2					1.2
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.2		0.2

Balance at March 31, 2020	$0.3	$331.2	$(94.0)	$788.6	$(82.3)	$0.5	$944.3

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
It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 filed on February 17, 2021 (the “2020 Form
10-K”).
The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.
When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
NOTE 2 – SEGMENT REPORTING
The Company reports its financial performance based on the following three reportable segments: Fuel Specialties, Performance Chemicals and Oilfield Services.
The Fuel Specialties, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. Our previously reported Octane Additives segment ceased trading in the second quarter of 2020.
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2021	2020
Net Sales:
Refinery and Performance	$99.3	$108.6
Other	40.0	38.4

Fuel Specialties	139.3	147.0

Personal Care	68.2	63.0
Home Care	23.0	21.6
Other	34.7	28.5

Performance Chemicals	125.9	113.1

Oilfield Services	74.4	112.2

	$339.6	$372.3

Gross profit/(loss):
Fuel Specialties	$44.9	$51.2
Performance Chemicals	31.4	27.6
Oilfield Services	24.5	36.2
Octane Additives	0.0	(1.1)

	$100.8	$113.9

Operating income/(loss):
Fuel Specialties	$23.8	$32.1
Performance Chemicals	18.3	15.6
Oilfield Services	1.2	7.2
Octane Additives	0.0	(1.2)
Corporate costs	(15.1)	(12.8)

Total operating income	$28.2	$40.9

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended March 31
	2021	2020
Numerator (in millions):
Net income available to common stockholders	$23.4	$33.1

Denominator (in thousands):
Weighted average common shares outstanding	24,601	24,529
Dilutive effect of stock options and awards	239	213

Denominator for diluted earnings per share	24,840	24,742

Net income per share, basic:	$0.95	$1.35

Net income per share, diluted:	$0.94	$1.34

In the three months ended March 31, 2021, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 15,144 (three months ended March 31, 2020 – 17,636).
NOTE 4 – GOODWILL
The following table summarizes the goodwill movements:

(in millions)	Gross Cost
Opening balance at January 1	$371.2
Exchange effect	(4.0)

Closing balance at March 31	$367.2

NOTE 5 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movements:

(in millions)	2021
Gross cost at January 1	$298.9
Exchange effec t	(2.0)

Gross cost at March 31	296.9

Accumulated amortization at January 1	(223.6)

Amortization expense	(4.0)
Exchange effect	0.9

Accumulated amortization at March 31	(226.7)

Net book amount at March 31	$70.2

The amortization expense for the three months ended March 31, 2021 was $4.0 million (three months ended March 31, 2020 – $5.8 million).
The net book amount by category of other intangible assets is shown in the following table:

(in millions)	March 31 2021	December 31 2020
Product rights	$5.3	$6.3
Brand names	2.2	2.3
Technology	19.2	19.8
Customer relationships	41.2	44.2
Internally developed software	2.3	2.7

	$70.2	$75.3

1
0

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan (the “Plan”) covering a number of its current and former employees in the United Kingdom, although it does also have other much smaller pension arrangements in the U.S. and overseas. The Plan is closed to future service accrual but has a large number of deferred and current pensioners.
The net service cost for the three months ended March 31, 2021 was $0.4 million (three months ended March 31, 2020 – $0.3 million) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended March 31
(in millions)	2021	2020
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(1.9)	$(2.8)
Expected return on plan assets	3.9	4.5
Amortization of prior service (cost)/credit	(0.1)	0.2
Amortization of actuarial net losses	(0.4)	(0.2)

	$1.5	$1.7

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering a number of its current and former employees in Germany (the “German plan”) within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three months ended March 31, 2021 was $0.0 million (three months ended March 31, 2020 – $0.0 million) and has been recognized in selling, general and administrative expenses. The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended March 31
(in millions)	2021	2020
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$0.0
Amortization of actuarial net losses	(0.3)	(0.2)

	$(0.3)	$(0.2)

As at March 31, 2021, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $5.1 million (December 31, 2020 – $5.3 million).

NOTE 7 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1	$13.6	$2.4	$16.0
Net change for tax positions of prior periods	(0.1)	0.1	0.0

Closing balance at March 31	13.5	2.5	16.0
Current	0.0	0.0	0.0

Non-current	$13.5	$2.5	$16.0

All of the $16.0 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
As previously disclosed, a
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The C
ompany has determined additiona
l tax, interest and penalties totaling
$3.3 million may arise as a consequence of the tax audit. This includes a reduction for foreign exchange movements of $0.1 million recorded in the three months to March 31, 2021. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
As previously disclosed, in 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act. The Company has determined that additional tax, interest and penalties totaling $12.5 million may arise in relation to this item. This includes an increase in interest accrued of $0.1 million in the three months to March 31, 2021.
Other non-significant items,
inclusive of interest and penalties, total $0.2 million.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2017 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Germany (2016 onwards), Switzerland (2016 onwards), Spain (2016 onwards), France (2018 onwards) and the United Kingdom (2018 onwards).

NOTE 8 – LONG-TERM DEBT
As at March 31, 2021, and December 31, 2020, the Company had repaid all of its borrowings under its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
The deferred finance costs of $1.3 million related to the arrangement of the credit facility, are included within other current and non-current

assets at the balance sheet dates.
NOTE 9 – PLANT CLOSURE PROVISIONS
The Company has continuing plans to remediate some of its manufacturing facilities at sites around the world as and when those operations are expected to cease or we are required to decommission the sites according to local laws and regulations. The liability for estimated closure costs of Innospec’s manufacturing facilities includes costs for decontamination and environmental remediation activities (“remediation”).
As a result, the principal site giving rise to remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom. There are also provisions on a much smaller scale in respect of some of our other manufacturing sites in the U.S. and Europe. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal obligation and costs can be reasonably estimated.
Movements in the provisions are summarized as follows:

(in millions)	2021
Total at January 1	$58.5
Charge for the period	1.0
Utilized in the period	(1.2)
Exchange effect	(0.4)

Total at March 31	57.9
Due within one year	(6.6)

Due after one year	$51.3

The charge for the three months ended March 31, 2021 was $1.0 million (three months ended March 31, 2020 – $1.1 million).

The current and prior year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities.
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$117.0	$117.0	$105.3	$105.3
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	1.9	1.9	0.0	0.0

Liabilities
Non-derivatives:
Finance leases (including current portion)	0.4	0.4	0.6	0.6
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	20.8	20.8	17.2	17.2
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
Finance leases:
Finance leases relate to certain fixed assets in our Fuel Specialties and Oilfield Services segments. The carrying amount of finance leases approximates to the fair value.
Stock equivalent units:
The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2021 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2021 was a gain of $1.3 million (first three months of 2020 – a gain of $1.9 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at March 31, 2021, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $8.1 million (December 31, 2020 - $9.9 million). The remaining terms of the fixed maturity guarantees are up to 3 years, with some further guarantees having no fixed expiry date.
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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the three months ended March 31, 2021.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	442,893	$32.49	$45.31
Granted - at discount	69,996	$0.00	$92.32
- at market value	10,388	$99.85	$32.71
Exercised	(18,493)	$27.24	$37.03
Forfeited	(1,307)	$50.54	$32.61

Outstanding at March 31, 2021	503,477	$29.42	$51.97

At March 31, 2021, there were 115,847 stock options that were exercisable, of which 77,979 had performance conditions attached.
The stock option compensation cost for the first three months of 2021 was $1.6 million (first three months of 2020 – $1.2 million). The total intrinsic value of options exercised in the first three months of 2021 was $0.6 million (first three months of 2020 – $4.2 million).
The total compensation cost related to
non-vested
stock options not yet recognized at March 31, 2021 was $12.1 million and this cost is expected to be recognized over the weighted-average period of 2.22 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the three months ended March 31, 2021:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	390,164	$4.35	$63.96
Granted - at discount	87,451	$0.00	$88.94
- at market value	3,803	$99.85	$32.71
Exercised	(6,275)	$1.36	$42.82
Forfeited	(12,400)	$0.00	$67.33

Outstanding at March 31, 2021	462,743	$4.47	$68.62

1
6

At March 31, 2021 there were 52,279 SEUs that are exercisable, of which 40,464 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation for the first three months of 2021 was a $4.4 million charge
(first three months of 2020 – $6.0 million credit). The total intrinsic value of SEUs exercised in the first three months of 2021 was $0.3 million (first three months of 2020 – $5.6 million).
The weighted-average remaining vesting period of
non-vested
SEUs is 2.26 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the first three months of 2021 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$0.1	See (1) below
Amortization of actuarial net losses	0.7	See (1) below

	0.8	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$0.7	Net of tax

Reclassifications out of accumulated other comprehensive loss for the first quarter of 2020 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.2)	See (¹) below
Amortization of actuarial net losses	0.2	See (¹) below

	0.0	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.0	Net of tax

(1) These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first three months of 2021, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 202 0	$(15.9)	$(41.4)	$(57.3)

Other comprehensive income before reclassifications	0.0	(11.3)	(11.3)
Amounts reclassified from AOCL	0.7	0.0	0.7

Total other comprehensive income	0.7	(11.3)	(10.6)

Balance at March 31, 2021	$(15.2)	$(52.7)	$(67.9)

Changes in accumulated other comprehensive loss for the first three months of 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassification s	0.0	(7.9)	(7.9)
Amounts reclassified from AOCL	0.0	0.0	0.0

Total other comprehensive income	0.0	(7.9)	(7.9)

Balance at March 31, 2020	$(9.3)	$(73.0)	$(82.3)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As previously reported, in December 2019 the Financial Accounting Standards Board issued Accounting Standards Update
(ASU) No. 2019-12, Simplifying
the Accounting for Income Taxes (Topic 740). This removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Adopting the new standard on January 1, 2021 has not impacted the Company’s prior period comparatives and will not have a material impact on the Company’s consolidated financial statements, including its accounting policies, processes and systems.
NOTE 16 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In the first three months of 2021 the Company purchased product from AdvanSix for $0.0 million (first three months of 2020 – $0.1 million). As at March 31, 2021, the Company owed $0.0 million to AdvanSix (December 31, 2020 – $0.0 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2021 the Company incurred fees from SGR of $0.1 million (first three months of 2020 – $0.1 million). As at March 31, 2021, the Company owed $0.0 million to SGR (December 31, 2020 – $0.1 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first three months of 2021 for a value of $0.1 million (first three months of 2020 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2021 EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2020 – $0.0 million).

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2021
This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.
CRITICAL ACCOUNTING ESTIMATES
The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, pensions, income taxes, goodwill, property, plant and equipment and other intangible assets (net of depreciation and amortization) and the impact of the
COVID-19
pandemic (“the pandemic”) and the current economic environment. These policies have been discussed in the Company’s 2020 Form
10-K.
RESULTS OF OPERATIONS
The Company reports its financial performance based on the following three reportable segments: Fuel Specialties, Performance Chemicals and Oilfield Services. Our previously reported Octane Additives segment ceased trading in the second quarter of 2020.
The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2021	2020
Net sales:
Fuel Specialties	$139.3	$147.0
Performance Chemicals	125.9	113.1
Oilfield Services	74.4	112.2

	$339.6	$372.3

Gross profit/(loss):
Fuel Specialties	$44.9	$51.2
Performance Chemicals	31.4	27.6
Oilfield Services	24.5	36.2
Octane Additives	0.0	(1.1)

	$100.8	$113.9

Operating income/(loss):
Fuel Specialties	$23.8	$32.1
Performance Chemicals	18.3	15.6
Oilfield Services	1.2	7.2
Octane Additives	0.0	(1.2)
Corporate costs	(15.1)	(12.8)

Total operating income	$28.2	$40.9

Three Months Ended March 31, 2021
The following table shows the change in components of operating income by reporting segment for the three months ended March 31, 2021 and the three months ended March 31, 2020:

	Three Months Ended March 31
(in millions, except ratios)	2021	2020	Change
Net sales:
Fuel Specialties	$139.3	$147.0	$(7.7)	-5%
Performance Chemicals	125.9	113.1	12.8	+11%
Oilfield Services	74.4	112.2	(37.8)	-34%

	$339.6	$372.3	$(32.7)	-9%

Gross profit:
Fuel Specialties	$44.9	$51.2	$(6.3)	-12%
Performance Chemicals	31.4	27.6	3.8	+14%
Oilfield Services	24.5	36.2	(11.7)	-32%
Octane Additives	0.0	(1.1)	1.1	-100%

	$100.8	$113.9	$(13.1)	-12%

Gross margin (%):
Fuel Specialties	32.2	34.8	-2.6
Performance Chemicals	24.9	24.4	+0.5
Oilfield Services	32.9	32.3	+0.6
Aggregate	29.7	30.6	-0.9

Operating expenses:
Fuel Specialties	$(21.1)	$(19.1)	$(2.0)	+10%
Performance Chemicals	(13.1)	(12.0)	(1.1)	+9%
Oilfield Services	(23.3)	(29.0)	5.7	-20%
Octane Additives	0.0	(0.1)	0.1	-100%
Corporate costs	(15.1)	(12.8)	(2.3)	+18%

	$(72.6)	$(73.0)	$0.4	-1%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2021
Change (%)	Americas	EMEA	ASPAC	AvTel	Total
Volume	-2	-3	-2	-64	-7
Price and product mix	-4	-6	-2	+15	-3
Exchange rates	0	+12	+2	0	+5

	-6	+3	-2	-49	-5

Volumes in all our regions have declined year over year, as the global demand for refined fuel products has not returned to pre-pandemic
levels. The impact of the US winter storm and the Suez Canal blockage have had a negative impact on the anticipated return to a more normal level of economic activity. Price and product mix in all our regions was adverse due to higher sales of lower margin products. AvTel volumes were lower than the prior year due to variations in the demand from customers, being partly offset by a favorable price and product mix. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year decrease of 2.6 percentage points was driven by higher sales of lower margin products, and is compared to a strong quarter in the prior year.
Operating expenses:
the year over year increase of $2.0 million was primarily due to higher share-based compensation accruals linked to the Innospec share price increase in the quarter, compared to lower accruals in the prior year due to the share price decline in the first quarter of 2020.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2021
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+16	+5	-10	+7
Price and product mix	+1	-3	-4	-2
Exchange rates	0	+9	+4	+6

	+17	+11	-10	+11

Higher volumes in the Americas and EMEA were driven by increased demand for our Personal Care products, together with the recovery of demand in some of our other markets which have been adversely impacted by the pandemic. Volumes were lower in ASPAC primarily due to lower demand for our Personal Care products. The Americas benefitted from a favorable price and product mix due to increased sales of higher priced products. EMEA and ASPAC suffered an adverse price and product mix due to increased sales of lower priced products linked to lower raw material costs. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin:
the year over year increase of 0.5 percentage points was due to a richer sales mix and the timing of pricing movements for certain raw materials.
Operating expenses:
the year over year increase of $1.1 million was primarily due to higher share-based compensation accruals linked to the Innospec share price increase in the quarter, compared to lower accruals in the prior year due to the share price decline in the first quarter of 2020.
Oilfield Services
Net sales:
have decreased year over year by $37.8 million, or 34 percent. Customer demand has continued to grow sequentially quarter on quarter despite the US winter storm event which impacted certain oilfield activities during a two week period in February 2021. The Company has continued to see a sequential improvement in the demand for our products and services, which we expect to continue into the second quarter.
Gross margin:
the year over year increase of 0.6 percentage points was primarily due to a favorable sales mix and management cost control initiatives.
Operating expenses:
the year over year decrease of $5.7 million was driven by the continued
right-sizing
of the operations to adjust for the reduction in demand caused by the pandemic and lower acquired amortization. The decrease was partly offset by higher share-based compensation accruals linked to the Innospec share price increase in the quarter, compared to lower accruals in the prior year due to the share price decline in the first quarter of 2020.
Octane Additives
The Octane Additives business ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs.
In the first three months of 2020, there was a gross loss of $1.1 million, together with operating expenses of $0.1 million.
Other Income Statement Captions
Corporate costs:
the year over year increase of $2.3 million was driven by higher share-based compensation accruals linked to the Innospec share price increase in the quarter, compared to lower accruals in the prior year due to the share price decline in the first quarter of 2020. There were also $0.8 million of acquisition related costs in the quarter, compared to none in the prior year.

Other net income:
for the first quarter of 2021 and 2020, included the following:

(in millions)	2021	2020	Change
United Kingdom pension credit	$1.5	$1.7	(0.2)
German pension charge	(0.3)	(0.2)	(0.1)
Foreign exchange gain on translation	0.5	0.5	0.0
Foreign currency forward contracts gain	1.3	1.9	(0.6)

	$3.0	$3.9	$(0.9)

Interest expense, net:
was $0.4 million for the first quarter of 2021 compared to $0.6 million in the first quarter of 2020, driven by lower average net debt as the business generated cash inflows. Interest expense includes a commitment fee to retain the Company’s revolving credit facility, which was repaid in 2020.
Income taxes:
the effective tax rate was 24.0% and 25.1% in the first quarter of 2021 and 2020, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.2% in 2021 compared with 25.1% in 2020. The 1.9 percentage points decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended March 31
(in millions)	2021	2020
Income before income taxes	$30.8	$44.2
Indemnification asset regarding tax audit	0.1	0.2
Adjustment for stock compensation	1.4	1.4
Acquisition costs	0.8	0.0
Legacy cost of closed operations	0.9	0.0

Adjusted income before income taxes	$34.0	$45.8

Income taxes	$7.4	$11.1
Tax on stock compensation	0.1	0.4
Adjustment of income tax provision	0.0	0.0
Tax on acquisition costs	0.2	0.0
Tax on legacy cost of closed operations	0.2	0.0

Adjusted income taxes	$7.9	$11.5

GAAP effective tax rate	24.0%	25.1%
Adjusted effective tax rate	23.2%	25.1%

Changes in tax laws and rates may affect recorded tax assets and liabilities and our effective tax rate in the future. In March 2021, it was announced that the UK rate of corporation tax would increase from 19% to 25% from April 1, 2023, but the legislation accompanying this announcement was not enacted as at March 31, 2021.
Because a change in tax law is accounted for in the period of enactment, the effect of this change cannot be recognized in our financial results for the quarter ended March 31, 2021. Notwithstanding, we estimate that a charge of approximately $7.3 million will arise in the period of enactment reflecting the impact of the increase in the UK corporation tax rate on our UK deferred tax balances, and this will be accounted for as a discrete item. However, the impact will depend on a number of uncertainties regarding the Company’s assets and liabilities at the date on which the change in rate takes effect, such as the surplus/deficit on its UK defined benefit pension scheme at that time.

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first three months of 2021 our working capital increased by $19.5 million, while our adjusted working capital increased by $9.2 million. The difference is primarily due to the exclusion of the increase in our cash and cash equivalents.
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

(in millions)	March 31, 2021	December 31, 2020
Total current assets	$607.6	$566.2
Total current liabilities	(274.3)	(252.4)

Working capital	333.3	313.8
Less cash and cash equivalents	(117.0)	(105.3)
Less prepaid income taxes	(5.0)	(4.2)
Less other current assets	(2.3)	(0.4)
Add back current portion of accrued income taxes	8.8	5.5
Add back current portion of finance leases	0.4	0.5
Add back current portion of plant closure provisions	6.6	6.6
Add back current portion of operating lease liabilities	12.2	11.3

Adjusted working capital	$237.0	$227.8

We had a $26.5 million increase in trade and other accounts receivable, driven by the recovery of sales in all our segments due to the easing of the pandemic restrictions. Days’ sales outstanding in our Fuel Specialties segment has increased from 52 days to 54 days; increased in our Performance Chemicals segment from 60 days to 63 days; and increased from 63 days to 66 days in our Oilfield Services segment.
We had a $3.1 million increase in inventories as we managed inventory levels in-line
with the demand recovery. Days’ sales in inventory in our Fuel Specialties segment decreased from 117 days to 112 days; decreased in our Performance Chemicals segment from 58 days to 56 days; and decreased from 95 days to 82 days in our Oilfield Services segment.
Prepaid expenses decreased $2.6 million, from $14.9 million to $12.3 million due to the normal expensing of prepaid costs.
We had a $17.8 million increase in accounts payable and accrued liabilities primarily due to higher production activity resulting from the recovery of customer demand. Creditor days (including goods received not invoiced) in our Fuel Specialties segment increased from 34 days to 40 days; increased in our Performance Chemicals segment from 48 days to 51 days; and decreased from 49 days to 47 days in our Oilfield Services segment.

Operating Cash Flows
We generated cash from operating activities of $22.7 million in the first three months of 2021 compared to cash inflows of $2.4 million in the first three months of 2020. The year over year increase in the cash generated from our operating activities was primarily related to the effective control of our working capital in the current quarter, as the pandemic recovery supported the increased demand from our customers, compared to the adverse impact of the pandemic in the first quarter of 2020.
Cash
At March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $117.0 million and $105.3 million, respectively, of which $65.8 million and $52.5 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The $11.7 million increase in cash and cash equivalents for the first three months of 2021, is primarily due to effective control of working capital as our customer demand has been recovering from the pandemic decline in 2020.
Debt
At March 31, 2021, we had no debt outstanding under the revolving credit facility and $0.4 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
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
The Company’s exposure to market risk has been discussed in the Company’s 2020 Annual Report on Form
10-K
and there have been no significant changes since that time.

Item 4    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules
13a-15(e)
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of March 31, 2021.
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
Item 1A    Risk Factors
Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2020 Form
10-K.
In management’s view, there have been no material changes in the risk factors facing the Company since that time.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities.
During the quarter ended March 31, 2021 the Company made no open market repurchases of its common stock.
During the quarter ended March 31, 2021, the Company purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
February 1, 2021 through February 28, 2021	462	$97.37

March 1, 2021 through March 31, 2021	5,601	$103.25

Total	6,063	$102.80

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

INNOSPEC INC.
Registrant

Date: May 5, 2021	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 5, 2021	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer