Form 10-Q
period 2021-06-30
INNOSPEC INC.
filed 2021-08-04
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2021
Common Stock, par value $0.01	24,641,904

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form
10-Q
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the
COVID-19
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

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share data)	2021	2020	2021	2020
Net sales	$354.5	$244.9	$694.1	$617.2
Cost of goods sold	(246.2)	(185.8)	(485.0)	(444.2)

Gross profit	108.3	59.1	209.1	173.0
Operating expenses:
Selling, general and administrative	(62.7)	(63.5)	(126.3)	(127.9)
Research and development	(8.6)	(8.1)	(17.6)	(16.7)
Restructuring charge	0.0	(21.1)	0.0	(21.1)
Impairment of intangible assets	0.0	(19.8)	0.0	(19.8)

Total operating expenses	(71.3)	(112.5)	(143.9)	(185.5)

Operating income/(loss)	37.0	(53.4)	65.2	(12.5)
Other income, net	3.4	0.1	6.4	4.0
Interest expense, net	(0.3)	(0.5)	(0.7)	(1.1)

Income/(loss) before income tax expense	40.1	(53.8)	70.9	(9.6)
Income tax (expense)/credit	(17.7)	14.1	(25.1)	3.0

Net income/(loss)	$22.4	$(39.7)	$45.8	$(6.6)

Earnings per share:
Basic	$0.91	$(1.62)	$1.86	$(0.27)

Diluted	$0.90	$(1.62)	$1.84	$(0.27)

Weighted average shares outstanding (in thousands):
Basic	24,628	24,564	24,615	24,547

Diluted	24,869	24,564	24,856	24,547

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Net income/(loss)	$22.4	$(39.7)	45.8	(6.6)

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $(0.5) million, $(0.1) million, $0.5 million and $1.5 million, respectively	3.8	5.5	(7.5)	(2.4)
Amortization of prior service cost/(credit), net of tax of $0.0 million, $0.0 million, $0.0 million and $0.1 million, respectively	0.0	(0.2)	0.1	(0.4)
Amortization of actuarial net losses, net of tax of $0.0 million, $0.0 million, $(0.1) million and $(0.1) million, respectively	0.6	0.6	1.2	0.8

Total other comprehensive income/(loss)	4.4	5.9	(6.2)	(2.0)

Total comprehensive income/(loss)	$26.8	$(33.8)	39.6	(8.6)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94.4	$105.3
Trade and other accounts receivable (less allowances of $4.2 million and $4.5 million respectively)	281.6	221.4
Inventories (less allowances of $21.1 million and $19.4 million respectively):
Finished goods	174.0	156.3
Raw materials	76.5	63.7

Total inventories	250.5	220.0
Prepaid expenses	11.6	14.9
Prepaid income taxes	3.5	4.2
Other current assets	1.5	0.4

Total current assets	643.1	566.2
Net property, plant and equipment	214.1	210.8
Operating lease right-of-use assets	36.4	40.1
Goodwill	368.2	371.2
Other intangible assets	66.4	75.3
Deferred tax assets	7.4	7.6
Pension asset	121.2	118.0
Other non-current assets	5.0	8.2

Total assets	$1,461.8	$1,397.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in millions, except share and per share data)	June 30, 2021	December 31, 2020
	(Unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$123.5	$98.7
Accrued liabilities	142.3	129.8
Current portion of finance leases	0.2	0.5
Current portion of plant closure provisions	6.6	6.6
Current portion of accrued income taxes	6.3	5.5
Current portion of operating lease liabilities	12.1	11.3

Total current liabilities	291.0	252.4
Finance leases, net of current portion	0.0	0.1
Operating lease liabilities, net of current portion	24.4	28.9
Plant closure provisions, net of current portion	51.0	51.9
Accrued income taxes, net of current portion	28.6	32.4
Unrecognized tax benefits	16.3	16.0
Deferred tax liabilities	54.4	46.9
Pension liabilities and post-employment benefits	19.5	20.5
Other non-current liabilities	2.4	3.4

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	339.5	336.1
Treasury stock (4,912,939 and 4,958,599 shares at cost, respectively)	(93.1)	(93.3)
Retained earnings	790.4	758.6
Accumulated other comprehensive loss	(63.5)	(57.3)

Total Innospec stockholders’ equity	973.6	944.4
Non-controlling interest	0.6	0.5

Total equity	974.2	944.9

Total liabilities and equity	$1,461.8	$1,397.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$45.8	$(6.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.6	24.2
Impairment of intangible assets	0.0	19.8
Impairment of tangible assets	0.0	2.0
Deferred tax expense	7.8	(5.6)
Non-cash movements on defined benefit pension plans	(1.6)	(2.2)
Stock option compensation	2.9	2.8
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(64.3)	76.2
Inventories	(31.3)	(2.1)
Prepaid expenses	3.5	3.9
Accounts payable and accrued liabilities	39.3	(79.6)
Accrued income taxes	(1.7)	(9.5)
Plant closure provisions	(0.6)	8.5
Unrecognized tax benefits	0.3	(1.3)
Other assets and liabilities	0.9	1.7

Net cash provided by operating activities	21.6	32.2

Cash Flows from Investing Activities
Capital expenditures	(19.5)	(14.6)
Proceeds on disposal of property, plant and equipment	0.3	0.0

Net cash used in investing activities	(19.2)	(14.6)

Cash Flows from Financing Activities
Non-controlling interest	0.1	0.1
Proceeds from revolving credit facility	0.0	15.0
Repayments of revolving credit facility	0.0	(35.0)
Repayments of finance leases	(0.3)	(0.6)
Dividend paid	(14.0)	(12.8)
Issue of treasury stock	1.7	0.8
Repurchase of common stock	(0.8)	(2.1)

Net cash used in financing activities	(13.3)	(34.6)
Effect of foreign currency exchange rate changes on cash	0.0	(0.5)

Net change in cash and cash equivalents	(10.9)	(17.5)
Cash and cash equivalents at beginning of period	105.3	75.7

Cash and cash equivalents at end of period	$94.4	$58.2

The accompanying notes are an integral part of these un
a
udited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				45.8			45.8
Dividend paid ($0.57 per share)				(14.0)			(14.0)
Changes in cumulative translation adjustment, net of tax					(7.5)		(7.5)
Share of net income						0.1	0.1
Treasury stock reissued		0.5	1.0				1.5
Treasury stock repurchased			(0.8)				(0.8)
Stock option compensation		2.9					2.9
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					1.2		1.2

Balance at June 30, 2021	$0.3	$339.5	$(93.1)	$790.4	$(63.5)	$0.6	$974.2

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				(6.6)			(6.6)
Dividend paid ($0.52 per share)				(12.8)			(12.8)
Changes in cumulative translation adjustment, net of tax					(2.4)		(2.4)
Share of net income						0.1	0.1
Treasury stock reissued		(0.2)	1.6				1.4
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		2.8					2.8
Amortization of prior service credit, net of tax					(0.4)		(0.4)
Amortization of actuarial net losses, net of tax					0.8		0.8

Balance at June 30, 2020	$0.3	$333.0	$(93.8)	$736.1	$(76.4)	$0.5	$899.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2021	$0.3	$337.8	$(93.6)	$782.0	$(67.9)	$0.5	$959.1
Net income				22.4			22.4
Dividend paid ($0.57 per share)				(14.0)			(14.0)
Changes in cumulative translation adjustment, net of tax					3.8		3.8
Share of net income						0.1	0.1
Treasury stock reissued		0.4	0.7				1.1
Treasury stock repurchased			(0.2)				(0.2)
Stock option compensation		1.3					1.3
Amortization of prior service cost, net of tax					0.0		0.0
Amortization of actuarial net losses, net of tax					0.6		0.6

Balance at June 30, 2021	$0.3	$339.5	$(93.1)	$790.4	$(63.5)	$0.6	$974.2

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2020	$0.3	$331.2	$(94.0)	$788.6	$(82.3)	$0.5	$944.3
Net income				(39.7)			(39.7)
Dividend paid ($0.52 per share)				(12.8)			(12.8)
Changes in cumulative translation adjustment, net of tax					5.5		5.5
Treasury stock reissued		0.2	0.2				0.4
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.2)		(0.2)
Amortization of actuarial net losses, net of tax					0.6		0.6

Balance at June 30, 2020	$0.3	$333.0	$(93.8)	$736.1	$(76.4)	$0.5	$899.7

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
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Net Sales:
Refinery and Performance	$94.8	$74.9	$194.1	183.5
Other	48.3	32.5	88.3	70.9

Fuel Specialties	143.1	107.4	282.4	254.4

Personal Care	73.8	49.8	142.0	112.8
Home Care	21.3	21.3	44.3	42.9
Other	33.1	24.6	67.8	53.1

Performance Chemicals	128.2	95.7	254.1	208.8

Oilfield Services	83.2	41.8	157.6	154.0

	$354.5	$244.9	$694.1	617.2

Gross profit/(loss):
Fuel Specialties	$50.1	$25.4	$95.0	76.6
Performance Chemicals	31.6	24.9	63.0	52.5
Oilfield Services	26.6	9.9	51.1	46.1
Octane Additives	0.0	(1.1)	0.0	(2.2)

	$108.3	$59.1	$209.1	173.0

Operating income/(loss):
Fuel Specialties	$28.5	$4.7	$52.3	36.8
Performance Chemicals	17.9	12.2	36.2	27.8
Oilfield Services	2.2	(12.4)	3.4	(5.2)
Octane Additives	0.0	(1.6)	0.0	(2.8)
Corporate costs	(11.6)	(15.4)	(26.7)	(28.2)
Restructuring charge	0.0	(21.1)	0.0	(21.1)
Impairment of intangible assets	0.0	(19.8)	0.0	(19.8)

Total operating income	$37.0	$(53.4)	$65.2	(12.5)

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Numerator (in millions):
Net income/(loss) available to common stockholders	$22.4	$(39.7)	$45.8	$(6.6)

Denominator (in thousands):
Weighted average common shares outstanding	24,628	24,564	24,615	24,547
Dilutive effect of stock options and awards	241	0	241	0

Denominator for diluted earnings per share	24,869	24,564	24,856	24,547

Net income/(loss) per share, basic:	$0.91	$(1.62)	$1.86	$(0.27)

Net income/(loss) per share, diluted:	$0.90	$(1.62)	$1.84	$(0.27)

In the three and six months ended June 30, 2021, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 19,836 and 14,649, respectively (three and six months ended June 30, 2020 – 0 and 0, respectively).
NOTE 4 – GOODWILL
The following table summarizes the goodwill movements:

(in millions)	Gross Cost
Opening balance at January 1, 2021	$371.2
Exchange effect	(3.0)

Closing balance at June 30, 2021	$368.2

NOTE 5 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movements:

(in millions)	2021
Gross cost at January 1	$298.9
Exchange effect	(1.5)

Gross cost at June 30	297.4

Accumulated amortization at January 1	(223.6)
Amortization expense	(8.0)
Exchange effect	0.6

Accumulated amortization at June 30	(231.0)

Net book amount at June 30	$66.4

The amortization expense for the six months ended June 30, 2021 was $8.0 million (six months ended June 30, 2020 – $11.5 million).
The net book amount by category of other intangible assets is shown in the following table:

(in millions)	June 30 2021	December 31 2020
Product rights	$4.4	$6.3
Brand names	2.0	2.3
Technology	18.6	19.8
Customer relationships	39.4	44.2
Internally developed software	2.0	2.7

	$66.4	$75.3

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “Plan”). The Plan is closed to future service accrual but has a large number of deferred and current pensioners.
The net service cost for the three and six months ended June 30, 2021 was $0.4 million and $0.8 million, respectively (three and six months ended June 30, 2020 – $0.3 million and
$
0.6 million respectively) and has been recognized in selling, general and administrative expenses within corporate costs. The following table shows the income statement effect recognized within other income, net:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Plan net pension credit/(charge):
Interest cost on projected benefit obligation	$(1.9)	$(2.7)	$(3.8)	$(5.5)
Expected return on plan assets	3.9	4.3	7.8	8.8
Amortization of prior service (cost)/credit	0.0	0.2	(0.1)	0.4
Amortization of actuarial net losses	(0.4)	(0.2)	(0.8)	(0.4)

	$1.6	$1.6	$3.1	$3.3

The amortization of prior service credit and actuarial net losses is a reclassification out of accumulated other comprehensive loss into other income and expense.
The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”) within our Fuel Specialties segment.
The German plan is closed to new entrants and has no assets. The net service cost for the German plan for the three and six months ended June 30, 2021 was $0.1 million and $0.1 million, respectively (three and six months ended June 30, 2020 – $0.1 million and $0.1 million, respectively) and has been recognized in selling, general and administrative expenses. The following table shows the income statement effect recognized within other income and expense:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Plan net pension charge:
Interest cost on projected benefit obligation	$0.0	$0.0	$0.0	$(0.1)
Amortization of actuarial net losses	(0.2)	(0.3)	(0.5)	(0.4)

	$(0.2)	$(0.3)	$(0.5)	$(0.5)

As at June 30, 2021, our Performance Chemicals segment has obligations for post-employment benefits in its European businesses with a liability of $4.8 million (December 31, 2020 – $5.3 million).

NOTE 7 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2021	$13.6	$2.4	$16.0
Net change for tax positions of prior periods	(0.1)	0.4	0.3

Closing balance at June 30, 2021	13.5	2.8	16.3
Current	0.0	0.0	0.0

Non-current	$13.5	$2.8	$16.3

All of the $16.3 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.4 million may arise as a consequence of the tax audit. This includes an increase in interest accrued of $0.1 million and a reduction for foreign exchange movements of $0.1 million recorded in the six months to June 30, 2021. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act. The Company has determined that additional tax, interest and penalties totaling $12.7 million may arise in relation to this item. This includes an increase in interest accrued of $0.3 million in the six months to June 30, 2021.
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

NOTE 8 – LONG-TERM DEBT
As at June 30, 2021, and December 31, 2020, the Company had repaid all of its borrowings under its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
The deferred finance costs of $1.2
million (December 31, 2020 - $1.3 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.
NOTE 9 – PLANT CLOSURE PROVISIONS
The Company has continuing plans to remediate some of its manufacturing facilities at sites around the world as and when those operations are expected to cease or we are required to decommission the sites according to local laws and regulations. The liability for estimated closure costs includes costs for decontamination and environmental remediation activities (“remediation”).
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

Movements in the provisions are summarized as follows:

(in millions)	2021
Total at January 1	$58.5
Charge for the period	1.9
Utilized in the period	(2.5)
Exchange effect	(0.3)

Total at June 30	57.6
Due within one year	(6.6)

Due after one year	$51.0

The charge for the six months ended June 30, 2021 was $1.9 million (six months ended June 30, 2020 – $9.8 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. In the prior year, the charge includes an additional $7.5 million provision as a result of the restructuring activities following the closure of our Octane Additives business and the cessation of sales of TEL for use in motor gasoline.
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$94.4	$94.4	$105.3	$105.3
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	1.1	1.1	0.0	0.0

Liabilities
Non-derivatives:
Finance leases (including current portion)	0.2	0.2	0.6	0.6
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	17.8	17.8	17.2	17.2
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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2021 the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2021 was a gain of $0.2 million (first six months of 2020 – a gain of $1.8 million).
NOTE 12 – CONTINGENCIES
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at June 30, 2021, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $8.4 million (December 31, 2020 - $9.9 million). The remaining terms of the fixed maturity guarantees are up to

3 years, with some further guarantees having no fixed expiry date.
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
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the six months ended June 30, 2021.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	442,893	$32.49	$45.31
Granted - at discount	81,596	$0.00	$92.37
- at market value	10,688	$99.85	$32.73
Exercised	(52,870)	$32.93	$38.15
Forfeited	(17,806)	$17.98	$65.96
Outstanding at June 30, 2021	464,501	$28.75	$53.57
At June 30, 2021, there were 87,136 stock options that were exercisable, of which 65,176 had performance conditions attached.
The stock option compensation cost for the first six months of 2021 was $2.9 million (first six months of 2020 – $2.8 million). The total intrinsic value of options exercised in the first six months of 2021 was $1.7 million (first six months of 2020 – $4.6 million).
The total compensation cost related to
non-vested
stock options not yet recognized at June 30, 2021 was $10.5 million and this cost is expected to be recognized over the weighted-average period of 2.15 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the six months ended June 30, 2021:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	390,164	$4.35	$63.96
Granted - at discount	91,451	$0.00	$92.01
- at market value	3,803	$99.85	$32.71
Exercised	(29,573)	$16.67	$43.05
Forfeited	(21,940)	$2.76	$67.01

Outstanding at June 30, 2021	433,905	$3.51	$70.87

At June 30, 2021 there were 32,132 SEUs that are exercisable, of which 27,935 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation for the first six months of 2021 was a $2.9 million charge (first six months of 2020 – $3.0 million credit). The total intrinsic value of SEUs exercised in the first six months of 2021 was $1.3 million (first six months of 2020 – $6.1 million).
The weighted-average remaining vesting period of
non-vested
SEUs is 2.08 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss for the first six months of 2021 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	1.3	See (1) below

	1.4	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$1.3	Net of tax

(1) These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first six months of 2021, ne
t
 of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2020	$(15.9)	$(41.4)	$(57.3)

Other comprehensive income before reclassifications	0.0	(7.5)	(7.5)
Amounts reclassified from AOCL	1.3	0.0	1.3

Total other comprehensive income	1.3	(7.5)	(6.2)

Balance at June 30, 2021	$(14.6)	$(48.9)	$(63.5)

Reclassifications out of accumulated other comprehensive loss for the first six months of 2020 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.4)	See (1) below
Amortization of actuarial net losses	0.8	See (1) below

	0.4	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.4	Net of tax

(1)	These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first six months of 2020, ne
t
 of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	(2.4)	(2.4)
Amounts reclassified from AOCL	0.4	0.0	0.4

Total other comprehensive income	0.4	(2.4)	(2.0)

Balance at June30, 2020	$(8.9)	$(67.5)	$(76.4)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has reviewed recently issued accounting pronouncements and concluded that the following matters are relevant to the Company’s financial statements.
In March 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
No. 2021-03,
Intangibles—Goodwill
 and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The optional election in this ASU, to evaluate goodwill impairment triggering events only as of the end of each reporting period, has not been adopted by the Company.
NOTE 16 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In the first six months of 2021 the Company purchased product from AdvanSix for $0.1 million (first six months of 2020 – $0.2 million). As at June 30, 2021, the Company owed $0.1 million to AdvanSix (December 31, 2020 – $0.0 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2021 the Company incurred fees from SGR of $0.1 million (first six months of 2020 – $0.2 million). As at June 30, 2021, the Company owed $0.0 million to SGR (December 31, 2020 – $0.1 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first six months of 2021 for a value of $0.4 million (first six months of 2020 – $0.0 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2021 EMR owed $0.1 million for scrap metal purchased from the Company (December 31, 2020 – $0.0 million).

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2021
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
The following table provides operating income by reporting segment:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Net sales:
Fuel Specialties	$143.1	$107.4	282.4	254.4
Performance Chemicals	128.2	95.7	254.1	208.8
Oilfield Services	83.2	41.8	157.6	154.0

	$354.5	$244.9	694.1	617.2

Gross profit/(loss):
Fuel Specialties	$50.1	$25.4	95.0	76.6
Performance Chemicals	31.6	24.9	63.0	52.5
Oilfield Services	26.6	9.9	51.1	46.1
Octane Additives	0.0	(1.1)	0.0	(2.2)

	$108.3	$59.1	209.1	173.0

Operating income/(loss):
Fuel Specialties	$28.5	$4.7	52.3	36.8
Performance Chemicals	17.9	12.2	36.2	27.8
Oilfield Services	2.2	(12.4)	3.4	(5.2)
Octane Additives	0.0	(1.6)	0.0	(2.8)
Corporate costs	(11.6)	(15.4)	(26.7)	(28.2)
Restructuring Charge	0.0	(21.1)	0.0	(21.1)
Impairment of intangible assets	0.0	(19.8)	0.0	(19.8)

Total operating income	$37.0	$(53.4)	65.2	(12.5)

Three Months Ended June 30 , 2021
The following table shows the change in components of operating income by reporting segment for the three months ended June 30, 2021 and the three months ended June 30, 2020:

	Three Months Ended June 30
(in millions, except ratios)	2021	2020	Change
Net sales:
Fuel Specialties	$143.1	$107.4	$35.7	+33%
Performance Chemicals	128.2	95.7	32.5	+34%
Oilfield Services	83.2	41.8	41.4	+99%

	$354.5	$244.9	$109.6	+45%

Gross profit:
Fuel Specialties	$50.1	$25.4	$24.7	+97%
Performance Chemicals	31.6	24.9	6.7	+27%
Oilfield Services	26.6	9.9	16.7	+169%
Octane Additives	0.0	(1.1)	1.1	-100%

	$108.3	$59.1	$49.2	+83%

Gross margin (%):
Fuel Specialties	35.0	23.6	+11.4
Performance Chemicals	24.6	26.0	-1.4
Oilfield Services	32.0	23.7	+8.3
Aggregate	30.6	24.1	+6.5

Operating expenses:
Fuel Specialties	$(21.6)	$(20.7)	$(0.9)	+4%
Performance Chemicals	(13.7)	(12.7)	(1.0)	+8%
Oilfield Services	(24.4)	(22.3)	(2.1)	+9%
Octane Additives	0.0	(0.5)	0.5	-100%
Corporate costs	(11.6)	(15.4)	3.8	-25%
Restructuring charge	0.0	(21.1)	21.1	-100%
Impairment of intangible assets	0.0	(19.8)	19.8	-100%

	$(71.3)	$(112.5)	$41.2	-37%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2021
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+39	+11	+28	-11	+20
Price and product mix	-3	+1	-3	+88	+6
Exchange rates	0	+13	+3	0	+7

	+36	+25	+28	+77	+33

Volumes in all our regions have increased year over year, as the global demand for refined fuel products is returning to the pre-pandemic
levels. Price and product mix was slightly improved in EMEA, while the Americas and ASPAC were adverse due to higher sales of lower margin products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to high margin customers. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year increase of 11.4 percentage points was driven by favourable pricing and sales mix when compared to the prior year, which was adversely impacted by the pandemic.
Operating expenses:
the year over year increase of $0.9 million was due to higher personnel-related expenses and an increase in the allowance for doubtful debts.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2021
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+52	+3	+20	+18
Price and product mix	+15	+9	-14	+9
Exchange rates	0	+9	+4	+7

	+67	+21	+10	+34

Higher volumes in all our regions was driven by increased demand for our Personal Care products, together with the recovery of demand in some of our other markets which have been adversely impacted by the pandemic. The Americas and EMEA benefitted from a favorable price and product mix due to increased sales of higher priced products. ASPAC suffered an adverse price and product mix due to increased sales of lower priced products. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year decrease of 1.4 percentage points was primarily due to a weaker sales mix and the timing of planned plant shutdowns.

Operating expenses:
the year over year increase of $1.0 million was due to higher personnel-related expenses and increased spending on research and development.
Oilfield Services
Net sales:
have increased year over year by $41.4 million, or 99 percent. Customer demand grew sequentially quarter on quarter as the pandemic recovery gathered pace. We expect the growth in customer demand will continue into the third quarter.
Gross margin:
the year over year increase of 8.3 percentage points was primarily due to a favorable sales mix compared to a prior year comparative which was adversely impacted by the pandemic, together with the benefit of management cost control initiatives being realized.
Operating expenses:
the year over year increase of $2.1 million was driven by our flexible customer service response to the increase in demand as the pandemic recovery continues.
Octane Additives
The Octane Additives business ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs.
In the second quarter of 2020, there was a gross loss of $1.1 million, together with operating expenses of $0.5 million.
Other Income Statement Captions
Corporate costs:
the year over year decrease of $3.8 million was driven by lower personnel-related expenses, including lower share-based compensation accruals linked to the Innospec share price decrease in the quarter.

Other net income:
for the second quarter of 2021 and 2020, included the following:

(in millions)	2021	2020	Change
United Kingdom pension credit	$1.6	$1.6	0.0
German pension charge	(0.2)	(0.3)	0.1
Profit on disposal of assets	0.2	0.0	0.2
Foreign exchange gain on translation	2.9	(1.1)	4.0
Foreign currency forward contracts losses	(1.1)	(0.1)	(1.0)

	$3.4	$0.1	$3.3

Interest expense, net:
was $0.3 million for the second quarter of 2021 compared to $0.5 million in the second quarter of 2020, driven by the repayment in full of our revolving credit facility in the second half of 2020. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.
Income taxes:
the effective tax rate was 44.1% and 26.2% in the second quarter of 2021 and 2020, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.2% in 2021 compared with 23.6% in 2020. The 0.6% percentage point increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended June 30
(in millions)	2021	2020
Income before income taxes	$40.1	$(53.8)
Indemnification asset regarding tax audit	(0.1)	(0.5)
Adjustment for stock compensation	1.2	(1.4)
Legacy costs of closed operations	0.9	0.0
Restructuring charge	0.0	21.1
Impairment of acquired intangible assets	0.0	19.8

Adjusted income before income taxes	$42.1	$(14.8)

Income taxes	$17.7	$(14.1)
Tax on stock compensation	0.2	0.1
Adjustment of income tax provision	(0.3)	1.2
Tax on legacy cost of closed operations	0.2	0.0
Tax on restructuring charge	0.0	4.3
Tax on impairment of acquired intangible assets	0.0	4.6
Tax on foreign exchange on distribution	(0.2)	0.4
Change in UK statutory tax rate	(7.4)	0.0

Adjusted income taxes	$10.2	$(3.5)

GAAP effective tax rate	44.1%	26.2%
Adjusted effective tax rate	24.2%	23.6%

In March 2021 it was announced that the UK rate of corporation tax would increase from 19% to 25% from April 1, 2023. The legislation accompanying this announcement was enacted on June 10, 2021. As this legislation was enacted in the three months ended June 30, 2021, the effect of this change was recognized in our financial results for this period. This has resulted in a charge of $7.4 million in the three months ended June 30, 2021, reflecting the impact of the increase in the UK corporation tax rate on our UK deferred tax balances.

Six Months Ended , June 30 2021
The following table shows the change in components of operating income by reporting segment for the six months ended June 30, 2021 and the six months ended June 30, 2020:

	Six Months Ended June 30
(in millions, except ratios)	2021	2020	Change
Net sales:
Fuel Specialties	$282.4	$254.4	$28.0	+11%
Performance Chemicals	254.1	208.8	45.3	+22%
Oilfield Services	157.6	154.0	3.6	+2%

	$694.1	$617.2	$76.9	+12%

Gross profit:
Fuel Specialties	$95.0	$76.6	$18.4	+24%
Performance Chemicals	63.0	52.5	10.5	+20%
Oilfield Services	51.1	46.1	5.0	+11%
Octane Additives	0.0	(2.2)	2.2	-100%

	$209.1	$173.0	$36.1	+21%

Gross margin (%):
Fuel Specialties	33.6	30.1	+3.5
Performance Chemicals	24.8	25.1	-0.3
Oilfield Services	32.4	29.9	+2.5
Aggregate	30.1	28.0	+2.1

Operating expenses:
Fuel Specialties	$(42.7)	$(39.8)	$(2.9)	+7%
Performance Chemicals	(26.8)	(24.7)	(2.1)	+9%
Oilfield Services	(47.7)	(51.3)	3.6	-7%
Octane Additives	0.0	(0.6)	0.6	-100%
Corporate costs	(26.7)	(28.2)	1.5	-5%
Restructuring charge	0.0	(21.1)	21.1	-100%
Impairment of intangible assets	0.0	(19.8)	19.8	-100%

	$(143.9)	$(185.5)	$41.6	-22%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2021
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+14	+4	+11	-38	+5
Price and product mix	-4	-3	-3	+46	0
Exchange rates	0	+12	+2	0	+6

	+10	+13	+10	+8	+11

Volumes in all our regions have increased year over year, as the global demand for refined fuel products is returning to pre-pandemic
levels. Price and product mix was adverse in all our regions due to higher sales of lower margin products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to higher margin customers. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year increase of 3.5 percentage points was driven by a favorable sales mix in comparison to the prior year which was adversely impacted by the pandemic.
Operating expenses:
the year over year increase of $2.9 million was primarily due to higher personnel-related expenses, together with an increase in the allowance for doubtful debts.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2021
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+32	+5	+3	+13
Price and product mix	+7	+2	-8	+3
Exchange rates	0	+9	+4	+6

	+39	+16	-1	+22

Higher volumes in all our regions was driven by increased demand for our Personal Care products, together with the recovery of demand in some of our other markets which have been adversely impacted by the pandemic. The Americas and EMEA benefitted from a favorable price and product mix due to increased sales of higher priced products. ASPAC suffered an adverse price and product mix due to increased sales of lower priced products. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year decrease of 0.3 percentage points was primarily due to sales mix.
Operating expenses:
the year over year increase of $2.1 million was due to higher personnel-related expenses and increased spending on research and development.

Oilfield Services
Net sales:
have increased year over year by $3.6 million, or 2 percent. Customer demand has grown during 2021 as the pandemic recovery gathered pace. We expect the growth in customer demand will continue into the third quarter.
Gross margin:
the year over year increase of 2.5 percentage points was primarily due to a favorable sales mix compared to a prior year comparative which was adversely impacted by the pandemic, together with the benefit of management cost control initiatives being realized.
Operating expenses:
the year over year decrease of $3.6 million was driven by the right-sizing
of the operations to adjust for the reduction in demand caused by the pandemic, together with lower amortization for acquired intangible assets.
Octane Additives
The Octane Additives business ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs.
In the first six months of 2020, there was a gross loss of $2.2 million, together with operating expenses of $0.6 million.
Other Income Statement Captions
Corporate costs:
the year over year decrease of $1.5 million was driven by lower personnel-related expenses.

Other net income:
for the first six months of 2021 and 2020, included the following:

(in millions)	2021	2020	Change
United Kingdom pension credit	$3.1	$3.3	(0.2)
German pension charge	(0.5)	(0.5)	0.0
Profit on disposal of assets	0.2	0.0	0.2
Foreign exchange gain on translation	3.4	(0.6)	4.0
Foreign currency forward contracts gain	0.2	1.8	(1.6)

	$6.4	$4.0	$2.4

Interest expense, net:
was $0.7 million for the first six months of 2021 compared to $1.1 million in the first six months of 2020, driven by the repayment in full of our revolving credit facility in the second half of 2020. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.
Income taxes:
the effective tax rate was 35.4% and 31.3% in the first six months of 2021 and 2020, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.8% in the first six months of 2021 compared with 25.8% in the first six months of 2020. The 2.0% percentage point decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Six Months Ended June 30
(in millions)	2021	2020
Income before income taxes	$70.9	$(9.6)
Indemnification asset regarding tax audit	0.0	(0.3)
Adjustment for stock compensation	2.6	0.0
Acquisition costs	0.8	0.0
Legacy cost of closed operations	1.8	0.0
Restructuring charge	0.0	21.1
Impairment of acquired intangible assets	0.0	19.8

Adjusted income before income taxes	$76.1	$31.0

Income taxes	$25.1	$(3.0)
Tax on stock compensation	0.3	0.5
Adjustment of income tax provision	(0.3)	1.2
Tax on acquisition costs	0.2	0.0
Tax on legacy cost of closed operations	0.4	0.0
Tax on restructuring charge	0.0	4.3
Tax on impairment of acquired intangible assets	0.0	4.6
Tax on foreign exchange on distribution	(0.2)	0.4
Change in UK statutory tax rate	(7.4)	0.0

Adjusted income taxes	$18.1	$8.0

GAAP effective tax rate	35.4%	31.3%
Adjusted effective tax rate	23.8%	25.8%

In March 2021 it was announced that the UK rate of corporation tax would increase from 19% to 25% from April 1, 2023. The legislation accompanying this announcement was enacted on June 10, 2021. As this legislation was enacted in the three months ended June 30, 2021, the effect of this change was recognized in our financial results for this period. This has resulted in a charge of $7.4 million in the three months ended June 30, 2021, reflecting the impact of the increase in the UK corporation tax rate on our UK deferred tax balances.

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first six months of 2021 our working capital increased by $38.3 million, while our adjusted working capital increased by $50.1 million. The difference is primarily due to the exclusion of the increase in our cash and cash equivalents.
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

(in millions)	June 30, 2021	December 31, 2020
Total current assets	$643.1	$566.2
Total current liabilities	(291.0)	(252.4)

Working capital	352.1	313.8
Less cash and cash equivalents	(94.4)	(105.3)
Less prepaid income taxes	(3.5)	(4.2)
Less other current assets	(1.5)	(0.4)
Add back current portion of accrued income taxes	6.3	5.5
Add back current portion of finance leases	0.2	0.5
Add back current portion of plant closure provisions	6.6	6.6
Add back current portion of operating lease liabilities	12.1	11.3

Adjusted working capital	$277.9	$227.8

We had a $60.2 million increase in trade and other accounts receivable, driven by the recovery of sales in all our segments due to the easing of the pandemic restrictions. Days’ sales outstanding in our Fuel Specialties segment has increased from 52 days to 55 days; increased in our Performance Chemicals segment from 60 days to 64 days; and increased from 64 days to 78 days in our Oilfield Services segment.
We had a $30.5 million increase in inventories as we manage inventory levels in anticipation of the continued recovery in demand. Days’ sales in inventory in our Fuel Specialties segment increased from 116 days to 131 days; increased in our Performance Chemicals segment from 58 days to 62 days; and decreased from 95 days to 76 days in our Oilfield Services segment.
Prepaid expenses decreased $3.3 million, from $14.9 million to $11.6 million due to the normal expensing of prepaid costs.
We had a $37.3 million increase in accounts payable and accrued liabilities primarily due to higher production activity resulting from the recovery of customer demand. Creditor days (including goods received not invoiced) in our Fuel Specialties segment increased from 34 days to 48 days; increased in our Performance Chemicals segment from 48 days to 49 days; and decreased from 53 days to 52 days in our Oilfield Services segment.

Operating Cash Flows
We generated cash from operating activities of $21.6 million in the first six months of 2021 compared to cash inflows of $32.2 million in the first six months of 2020. The year over year decrease in the cash generated from our operating activities was primarily related to increases in our working capital. As the pandemic recovery has accelerated during the second quarter, the increased demand led to higher accounts receivable together with higher inventory levels in anticipation of what we believe will be strong customer demand in the third quarter.
Cash
At June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $94.4 million and $105.3 million, respectively, of which $32.0 million and $52.5 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The $10.9 million decrease in cash and cash equivalents for the first six months of 2021, is primarily due to the increases in our working capital as customer demand has been recovering from the pandemic decline, our continued investment in capital projects and the payment of our semi-annual dividend of $14.0 million.
Debt
At June 30, 2021, we had no debt outstanding under the revolving credit facility and $0.2 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of June 30, 2021.
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
During the quarter ended June 30, 2021 the Company made no open market repurchases of its common stock.
During the quarter ended June 30, 2021, the Company purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
May 1, 2021 through May 31, 2021	1,247	$101.3

Total	1,247	$101.3

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

INNOSPEC INC.
Registrant

Date: August 4, 2021	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: August 4, 2021	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer