Form 10-Q
period 2021-09-30
INNOSPEC INC.
filed 2021-11-03
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2021
Common Stock, par value $0.01	24,647,433

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form
10-Q
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the
COVID-19
pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it, the effectiveness, acceptance and distributions of
COVID-19
vaccines and the manner in which the pandemic may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form
10-K
for the year ended December 31, 2020 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share data)	2021	2020	2021	2020
Net sales	$376.1	$265.1	$1,070.2	$882.3
Cost of goods sold	(263.2)	(186.4)	(748.2)	(630.6)

Gross profit	112.9	78.7	322.0	251.7
Operating expenses:
Selling, general and administrative	(71.2)	(54.2)	(197.5)	(182.1)
Research and development	(10.3)	(7.7)	(27.9)	(24.4)
Restructuring charge	0.0	0.0	0.0	(21.1)
Impairment of intangible assets	0.0	0.0	0.0	(19.8)

Total operating expenses	(81.5)	(61.9)	(225.4)	(247.4)

Operating income	31.4	16.8	96.6	4.3
Other income/(expense), net	(0.2)	3.8	6.2	7.8
Interest expense, net	(0.4)	(0.4)	(1.1)	(1.5)

Income before income tax expense	30.8	20.2	101.7	10.6
Income tax expense	(7.4)	(7.5)	(32.5)	(4.5)

Net income	$23.4	$12.7	$69.2	$6.1

Earnings per share:
Basic	$0.95	$0.52	$2.81	$0.25

Diluted	$0.94	$0.51	$2.78	$0.25

Weighted average shares outstanding (in thousands):
Basic	24,643	24,570	24,624	24,555

Diluted	24,864	24,720	24,872	24,758

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Net income	$23.4	$12.7	69.2	6.1

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $0.7 million, $(0.5) million, $1.2 million and $1.0 million, respectively	(7.0)	11.9	(14.5)	9.5
Amortization of prior service cost/(credit), net of tax of $0.0 million, $0.0 million, $0.0 million and $0.1 million, respectively	0.1	(0.1)	0.2	(0.5)
Amortization of actuarial net losses, net of tax of $(0.1) million, $0.0 million, $(0.2) million and $(0.1) million, respectively	0.5	0.3	1.7	1.1

Total other comprehensive income/(loss)	(6.4)	12.1	(12.6)	10.1

Total comprehensive income	$17.0	$24.8	56.6	16.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$89.2	$105.3
Trade and other accounts receivable (less allowances of $4.8 million and $4.5 million respectively)	302.8	221.4
Inventories (less allowances of $20.6 million and $19.4 million respectively):
Finished goods	193.0	156.3
Raw materials	81.1	63.7

Total inventories	274.1	220.0
Prepaid expenses	12.3	14.9
Prepaid income taxes	3.8	4.2
Other current assets	0.8	0.4

Total current assets	683.0	566.2
Net property, plant and equipment	213.0	210.8
Operating lease right-of-use assets	33.4	40.1
Goodwill	366.0	371.2
Other intangible assets	61.9	75.3
Deferred tax assets	7.3	7.6
Pension asset	122.8	118.0
Other non-current assets	5.0	8.2

Total assets	$1,492.4	$1,397.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

(in millions, except share and per share data)	September 30, 2021	December 31, 2020
Liabilities and Equity
Current liabilities:
Accounts payable	$137.1	$98.7
Accrued liabilities	147.6	129.8
Current portion of finance leases	0.0	0.5
Current portion of operating lease liabilities	13.3	11.3
Current portion of plant closure provisions	5.7	6.6
Current portion of accrued income taxes	4.6	5.5

Total current liabilities	308.3	252.4
Finance leases, net of current portion	0.0	0.1
Operating lease liabilities, net of current portion	20.2	28.9
Plant closure provisions, net of current portion	50.8	51.9
Accrued income taxes, net of current portion	27.8	32.4
Unrecognized tax benefits	16.4	16.0
Deferred tax liabilities	54.4	46.9
Pension liabilities and post-employment benefits	19.1	20.5
Other non-current liabilities	2.3	3.4
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	341.3	336.1
Treasury stock (4,909,301 and 4,958,599 shares at cost, respectively)	(93.0)	(93.3)
Retained earnings	813.8	758.6
Accumulated other comprehensive loss	(69.9)	(57.3)

Total Innospec stockholders’ equity	992.5	944.4
Non-controlling interest	0.6	0.5

Total equity	993.1	944.9

Total liabilities and equity	$1,492.4	$1,397.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(in millions)	2021	2020
Cash Flows from Operating Activities
Net income	$69.2	$6.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.9	35.3
Impairment of intangible assets	0.0	19.8
Impairment of tangible assets	0.0	2.0
Deferred taxes	8.0	(3.3)
Non-cash movements on defined benefit pension plans	(2.4)	(3.3)
Stock option compensation	4.6	4.4
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(86.5)	86.0
Inventories	(57.1)	3.3
Prepaid expenses	2.4	5.7
Accounts payable and accrued liabilities	58.6	(64.1)
Plant closure provisions	(1.5)	8.2
Accrued income taxes	(3.8)	(12.9)
Unrecognized tax benefits	0.4	(0.9)
Other assets and liabilities	1.6	1.4

Net cash provided by operating activities	24.4	87.7

Cash Flows from Investing Activities
Capital expenditures	(27.4)	(21.7)
Proceeds on disposal of property, plant and equipment	0.4	0.0

Net cash used in investing activities	(27.0)	(21.7)

Cash Flows from Financing Activities
Non-controlling interest	0.1	0.1
Proceeds from revolving credit facility	0.0	15.0
Repayments of revolving credit facility	0.0	(75.0)
Repayments of finance leases	(0.5)	(0.9)
Refinancing costs	0.0	(0.3)
Dividend paid	(14.0)	(12.8)
Issue of treasury stock	2.0	1.2
Repurchase of common stock	(0.8)	(2.1)

Net cash used in financing activities	(13.2)	(74.8)
Effect of foreign currency exchange rate changes on cash	(0.3)	(0.3)

Net change in cash and cash equivalents	(16.1)	(9.1)
Cash and cash equivalents at beginning of period	105.3	75.7

Cash and cash equivalents at end of period	$89.2	$66.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				69.2			69.2
Dividend paid ($0.57 per share)				(14.0)			(14.0)
Changes in cumulative translation adjustment, net of tax					(14.5)		(14.5)
Share of net income						0.1	0.1
Treasury stock reissued		0.6	1.1				1.7
Treasury stock repurchased			(0.8)				(0.8)
Stock option compensation		4.6					4.6
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					1.7		1.7

Balance at September 30, 2021	$0.3	$341.3	$(93.0)	$813.8	$(69.9)	$0.6	$993.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				6.1			6.1
Dividend paid ($0.52 per share)				(12.8)			(12.8)
Changes in cumulative translation adjustment, net of tax					9.5		9.5
Share of net income						0.1	0.1
Treasury stock reissued		(0.4)	1.7				1.3
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		4.4					4.4
Amortization of prior service credit, net of tax					(0.5)		(0.5)
Amortization of actuarial net losses, net of tax					1.1		1.1

Balance at September 30, 2020	$0.3	$334.4	$(93.7)	$748.8	$(64.3)	$0.5	$926.0

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2021	$0.3	$339.5	$(93.1)	$790.4	$(63.5)	$0.6	$974.2
Net income				23.4			23.4
Changes in cumulative translation adjustment, net of tax					(7.0)		(7.0)
Treasury stock reissued		0.1	0.1				0.2
Stock option compensation		1.7					1.7
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.5		0.5

Balance at September 30, 2021	$0.3	$341.3	$(93.0)	$813.8	$(69.9)	$0.6	$993.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2020	$0.3	$333.0	$(93.8)	$736.1	$(76.4)	$0.5	$899.7
Net income				12.7			12.7
Changes in cumulative translation adjustment, net of tax					11.9		11.9
Treasury stock reissued		(0.2)	0.1				(0.1)
Stock option compensation		1.6					1.6
Amortization of prior service credit, net of tax					(0.1)		(0.1)
Amortization of actuarial net losses, net of tax					0.3		0.3

Balance at September 30, 2020	$0.3	$334.4	$(93.7)	$748.8	$(64.3)	$0.5	$926.0

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
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Net Sales:
Refinery and Performance	$113.8	$86.8	$307.9	270.3
Other	42.6	33.2	130.9	104.1

Fuel Specialties	156.4	120.0	438.8	374.4

Personal Care	75.8	57.1	217.8	169.9
Home Care	24.4	21.6	68.7	64.5
Other	32.6	23.3	100.4	76.4

Performance Chemicals	132.8	102.0	386.9	310.8

Oilfield Services	86.9	43.1	244.5	197.1

	$376.1	$265.1	$1,070.2	882.3

Gross profit/(loss):
Fuel Specialties	$49.1	$40.3	$144.1	116.9
Performance Chemicals	32.6	24.0	95.6	76.5
Oilfield Services	31.2	14.4	82.3	60.5
Octane Additives	0.0	0.0	0.0	(2.2)

	$112.9	$78.7	$322.0	251.7

Operating income/(loss):
Fuel Specialties	$26.6	$22.2	$78.9	59.0
Performance Chemicals	17.8	12.4	54.0	40.2
Oilfield Services	2.7	(4.5)	6.1	(9.7)
Octane Additives	0.0	0.0	0.0	(2.8)
Corporate costs	(15.7)	(13.3)	(42.4)	(41.5)
Restructuring charge	0.0	0.0	0.0	(21.1)
Impairment of intangible assets	0.0	0.0	0.0	(19.8)

Total operating income	$31.4	$16.8	$96.6	4.3

1
3

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Numerator (in millions):
Net income available to common stockholders	$23.4	$12.7	$69.2	$6.1

Denominator (in thousands):
Weighted average common shares outstanding	24,643	24,570	24,624	24,555
Dilutive effect of stock options and awards	221	150	248	203

Denominator for diluted earnings per share	24,864	24,720	24,872	24,758

Net income per share, basic:	$0.95	$0.52	$2.81	$0.25

Net income per share, diluted:	$0.94	$0.51	$2.78	$0.25

In the three and nine months ended September 30, 2021, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 19,191 and 14,649, respectively (three and nine months ended September 30, 2020 – 17,980 and 23,420, respectively).
NOTE 4 – GOODWILL
The following table summarizes the goodwill movements:

(in millions)	Gross Cost
Opening balance at January 1, 2021	$371.2
Exchange effect	(5.2)

Closing balance at September 30, 2021	$366.0

1
4

NOTE 5 – OTHER INTANGIBLE ASSETS
The following table summarizes the other intangible assets movements:

(in millions)	2021
Gross cost at January 1	$298.9
Exchange effect	(2.8)

Gross cost at September 30	296.1

Accumulated amortization at January 1	(223.6)
Amortization expense	(12.0)
Exchange effect	1.4

Accumulated amortization at September 30	(234.2)

Net book amount at September 30	$61.9

The amortization expense for the nine months ended September 30, 2021 was $12.0 million (nine months ended September 30, 2020 – $16.3 million).
The net book amount by category of other intangible assets is shown in the following table:

(in millions)	September 30 2021	December 31 2020
Product rights	$3.5	$6.3
Brand names	1.8	2.3
Technology	18.0	19.8
Customer relationships	36.9	44.2
Internally developed software	1.7	2.7

	$61.9	$75.3

1
5

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS
The Company maintains a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”). The UK Plan is closed to future service accrual and has a large number of deferred and current pensioners.
The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.
The net periodic benefit of these plans is shown in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$(0.5)	$(0.3)	$(1.4)	$(1.0)
Interest cost on projected benefit obligation	(1.9)	(2.9)	(5.7)	(8.5)
Expected return on plan assets	3.9	4.5	11.7	13.3
Amortization of prior service credit/(cost)	(0.1)	0.2	(0.2)	0.6
Amortization of actuarial net losses	(0.6)	(0.4)	(1.9)	(1.2)

Net periodic benefit	$0.8	$1.1	$2.5	$3.2

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service credit and actuarial net losses are a reclassification out of accumulated other comprehensive loss into other income and expense.
In addition, we have obligations for post-employment benefits in some of our other European businesses. As at September 30, 2021, we have recorded a liability of
 $4.8 million (December 31, 2020 – $5.3 million).

1
6

NOTE 7 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2021	$13.6	$2.4	$16.0
Net change for tax positions of prior periods	(0.2)	0.6	0.4

Closing balance at September 30 , 2021	13.4	3.0	16.4
Current	0.0	0.0	0.0

Non-current	$13.4	$3.0	$16.4

All of the $16.4 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
Innospec Performance Chemicals Italia Srl is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.3 million may arise as a consequence of the tax audit. This includes an increase in interest accrued of $0.1 million and a reduction for foreign exchange movements of $0.2 million recorded in the nine months to September 30, 2021. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act. The Company has determined that additional tax, interest and penalties totaling $12.9 million may arise in relation to this item. This includes an increase in interest accrued of $0.5 million in the nine months to September 30, 2021.
Other
non-significant
items, inclusive of interest and penalties, total $0.2 million.
The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2017 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Germany (2016 onwards), Switzerland (2016 onwards), Spain (2017 onwards), France (2018 onwards) and the United Kingdom (2018 onwards).

1
7

NOTE 8 – LONG-TERM DEBT
As at September 30, 2021, and December 31, 2020, the Company has not drawn down on its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
The deferred finance costs of $1.1 million (December 31, 2020 - $1.3 million) related to the arrangement of the credit facility, are included within other current and non-current
assets at the balance sheet dates.
NOTE 9 – PLANT CLOSURE PROVISIONS
The Company has continuing plans to remediate manufacturing facilities at sites around the world as and when those operations are expected to cease or we are required to decommission the sites according to local laws and regulations. The liability for estimated closure costs includes costs for decontamination and environmental remediation activities (“remediation”).
The principal site giving rise to remediation liabilities is the manufacturing site at Ellesmere Port in the United Kingdom. There are also provisions on a much smaller scale in respect of other manufacturing sites. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated.
Movements in the provisions are summarized as follows:

(in millions)	2021
Total at January 1	$58.5
Charge for the period	2.8
Utilized in the period	(4.3)
Exchange effect	(0.5)

Total at September 30	56.5
Due within one year	(5.7)

Due after one year	$50.8

The charge for the nine months ended September 30, 2021 was $2.8 million (nine months ended September 30, 2020 – $11.0 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. In the prior year, the charge included an additional
$7.5
million provision as a result of the restructuring activities following the closure of our Octane Additives business and the cessation of the production and sales of TEL for use in motor gasoline.
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

1
8

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$89.2	$89.2	$105.3	$105.3
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	0.4	0.4	0.0	0.0

Liabilities
Non-derivatives:
Finance leases (including current portion)	0.0	0.0	0.6	0.6
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.0	0.0	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	17.9	17.9	17.2	17.2
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

1
9

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2021, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2021 was a gain of
$0.9 million (first nine months of 2020 – a gain of $0.7 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at September 30, 2021, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $8.6 million (December 31, 2020 - $9.9 million). The remaining terms of the fixed maturity guarantees are up to 4 years, with some further guarantees having no fixed expiry date.
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

NOTE 13 – STOCK-BASED COMPENSATION PLANS
The Company grants stock options and stock equivalent units (“SEUs”) from time to time as a long-term performance incentive. In certain cases, the grants are subject to performance conditions such as the Company’s stock price. Where performance conditions apply the Monte Carlo simulation model is used to determine the fair values. Otherwise the Black-Scholes model is used to determine the fair values.
Stock option plans
The following table summarizes the transactions of the Company’s stock option plans for the nine months ended September 30, 2021.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	442,893	$32.49	$45.31
Granted - at discount	81,596	$0.00	$92.37
- at market value	10,688	$99.85	$32.73
Exercised	(56,508)	$34.57	$37.45
Forfeited	(19,023)	$20.46	$63.56

Outstanding at September 30, 2021	459,646	$28.44	$53.64

At September 30, 2021, there were 86,836 stock options that were exercisable, of which 66,776 had performance conditions attached.
The stock option compensation cost for the first nine months of 2021 was $4.6 million (first nine months of 2020 – $4.4 million). The total intrinsic value of options exercised in the first nine months of 2021 was $1.8 million (first nine months of 2020 – $4.7 million).
The total compensation cost related to
non-vested
stock options not yet recognized at September 30, 2021 was $8.8 million and this cost is expected to be recognized over the weighted-average period of 2.02 years.
Stock equivalent units
The following table summarizes the transactions of the Company’s SEUs for the nine months ended September 30, 2021:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	390,164	$4.35	$63.96
Granted - at discount	94,151	$0.00	$91.83
- at market value	3,803	$99.85	$32.71
Exercised	(35,384)	$13.93	$45.20
Forfeited	(25,290)	$2.40	$66.53

Outstanding at September 30, 2021	427,444	$3.57	$71.22

At September 30, 2021 there were 26,771 SEUs that are exercisable, of which 22,574 had performance conditions attached.
The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation for the first nine months of 2021 was a $3.4 million charge (first nine months of 2020 – $4.9 million credit). The total intrinsic value of SEUs exercised in the first nine months of 2021 was $1.6 million (first nine months of 2020 – $6.3 million).
The weighted-average remaining vesting period of
non-vested
SEUs is 1.89 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first nine months of 2021 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.2	See (1) below
Amortization of actuarial net losses	1.9	See (1) below

	2.1	Total before tax
	(0.2)	Income tax expense

Total reclassifications	$1.9	Net of tax

(1)	These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first nine months of 2021, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2020	$(19.9)	$(37.4)	$(57.3)

Other comprehensive income before reclassifications	0.0	(14.5)	(14.5)
Amounts reclassified from AOCL	1.9	0.0	1.9

Total other comprehensive income	1.9	(14.5)	(12.6)

Balance at September 30, 2021	$(18.0)	$(51.9)	$(69.9)

2
3

Reclassifications out of accumulated other comprehensive loss for the first nine months of 2020 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service credit	$(0.6)	See (1) below
Amortization of actuarial net losses	1.2	See (1) below

	0.6	Total before tax
	0.0	Income tax expense

Total reclassifications	$0.6	Net of tax

(1)	These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first nine months of 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(9.3)	$(65.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	9.5	9.5
Amounts reclassified from AOCL	0.6	0.0	0.6

Total other comprehensive income	0.6	9.5	10.1

Balance at September 30, 2020	$(8.7)	$(55.6)	$(64.3)

2
4

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has reviewed recently issued accounting pronouncements and concluded there were no matters relevant to the Company’s financial statements.
NOTE 16 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive

director of AdvanSix, a chemicals manufacturer, since February 2020. In the first nine months of 2021 the Company purchased product from AdvanSix for $0.3 million (first nine months of 2020 – $0.2 million). As at September 30, 2021, the Company owed $0.0 million to AdvanSix (December 31, 2020 – $0.0 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2021 the Company incurred fees from SGR of $0.1 million (first nine months of 2020 – $0.6 million). As at September 30, 2021, the Company owed $0.0 million to SGR (December 31, 2020 – $0.1 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first nine months of 2021 for a value of $0.5 million (first nine months of 2020 – $0.2 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2021 EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2020 – $0.0 million).

2
5

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2021
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
The following table provides operating income by reporting segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Net sales:
Fuel Specialties	$156.4	$120.0	438.8	374.4
Performance Chemicals	132.8	102.0	386.9	310.8
Oilfield Services	86.9	43.1	244.5	197.1

	$376.1	$265.1	1,070.2	882.3

Gross profit/(loss):
Fuel Specialties	$49.1	$40.3	144.1	116.9
Performance Chemicals	32.6	24.0	95.6	76.5
Oilfield Services	31.2	14.4	82.3	60.5
Octane Additives	0.0	0.0	0.0	(2.2)

	$112.9	$78.7	322.0	251.7

Operating income/(loss):
Fuel Specialties	$26.6	$22.2	78.9	59.0
Performance Chemicals	17.8	12.4	54.0	40.2
Oilfield Services	2.7	(4.5)	6.1	(9.7)
Octane Additives	0.0	0.0	0.0	(2.8)
Corporate costs	(15.7)	(13.3)	(42.4)	(41.5)
Restructuring Charge	0.0	0.0	0.0	(21.1)
Impairment of intangible assets	0.0	0.0	0.0	(19.8)

Total operating income	$31.4	$16.8	96.6	4.3

Three Months Ended September 30 , 2021
The following table shows the change in components of operating income by reporting segment for the three months ended September 30, 2021 and the three months ended September 30, 2020:

	Three Months Ended September 30
(in millions, except ratios)	2021	2020	Change
Net sales:
Fuel Specialties	$156.4	$120.0	$36.4	+30%
Performance Chemicals	132.8	102.0	30.8	+30%
Oilfield Services	86.9	43.1	43.8	+102%

	$376.1	$265.1	$111.0	+42%

Gross profit:
Fuel Specialties	$49.1	$40.3	$8.8	+22%
Performance Chemicals	32.6	24.0	8.6	+36%
Oilfield Services	31.2	14.4	16.8	+117%

	$112.9	$78.7	$34.2	+43%

Gross margin (%):
Fuel Specialties	31.4	33.6	-2.2
Performance Chemicals	24.5	23.5	+1.0
Oilfield Services	35.9	33.4	+2.5
Aggregate	30.0	29.7	+0.3

Operating expenses:
Fuel Specialties	$(22.5)	$(18.1)	$(4.4)	+24%
Performance Chemicals	(14.8)	(11.6)	(3.2)	+28%
Oilfield Services	(28.5)	(18.9)	(9.6)	+51%
Corporate costs	(15.7)	(13.3)	(2.4)	+18%

	$(81.5)	$(61.9)	$(19.6)	+32%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2021
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+54	+4	+7	-44	+17
Price and product mix	-5	+17	+11	+52	+12
Exchange rates	0	+3	+1	0	+1

	+49	+24	+19	+8	+30

Volumes in all our regions have increased year over year, as the global demand for refined fuel products has returned to near the pre-pandemic
levels. Price and product mix was adverse in the Americas due to decreased sales of higher margin products. Price and product mix was favorable in EMEA and ASPAC due to increased sales of higher margin products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to higher margin customers. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year decrease of 2.2 percentage points was due to the combination of an adverse sales mix for our higher margin jet fuel additive, as international travel remains impacted by the pandemic, together with the time lag for passing higher raw material costs through to selling prices.
Operating expenses:
the year over year increase of $4.4 million was due to higher selling expenses to support the increased sales, together with higher research and development costs and higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2021
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+33	+3	-34	+10
Price and product mix	+21	+16	+37	+19
Exchange rates	0	+2	+1	+1

	+54	+21	+4	+30

Higher volumes for the Americas were driven by increased demand for our Personal Care products. Volumes in EMEA were favorable including the continued recovery of demand across several markets which have been adversely impacted by the pandemic. Lower volumes in ASPAC were primarily driven by a reduction in demand for our Personal Care products. All our regions benefitted from a favorable price and product mix due to increased sales of higher priced products. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin:
the year over year increase of 1.0 percentage point was due to higher volumes driving the improved recovery of fixed costs, together with a favorable sales mix.
Operating expenses:
the year over year increase of $3.2 million was due to increased spending on research and development, an increase in the allowance for doubtful debts and higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Oilfield Services
Net sales:
have increased year over year by $43.8 million, or 102 percent, with the majority of our customer activity continuing to be in the Americas region. Customer demand has again grown sequentially quarter on quarter as the pandemic recovery continued. We expect that the growth in customer demand will continue into the fourth quarter and further ahead into 2022.
Gross margin:
the year over year increase of 2.5 percentage points was due to a favorable sales mix compared to a prior year comparative which was adversely impacted by the pandemic, while management have successfully maintained prices in a competitive market.
Operating expenses:
the year over year increase of $9.6 million was driven by our continuing customer service flexibility which allows us to support the increase in demand as the pandemic impact lessened, together with higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Other Income Statement Captions
Corporate costs:
the year over year increase of $2.4 million was driven by higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals. In the prior year, the share-based compensation accruals declined significantly due to the pandemic adversely impacting the Innospec share price. In the current quarter, the Innospec share price decline has been relatively moderate.
Other net income:
for the third quarter of 2021 and 2020, included the following:

(in millions)	2021	2020	Change
Net pension credit	$1.3	$1.4	(0.1)
Foreign exchange gains/(losses) on translation	(2.2)	3.5	(5.7)
Foreign currency forward contracts gains/(losses)	0.7	(1.1)	1.8

	$(0.2)	$3.8	$(4.0)

Interest expense, net:
was $0.4 million for the third quarter of 2021 compared to $0.4 million in the third quarter of 2020. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.

Income taxes:
the effective tax rate was 24.0% and 37.1% in the third quarter of 2021 and 2020, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 22.3% in 2021 compared with 23.0% in 2020. The 0.7% percentage point decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended September 30
(in millions)	2021	2020
Income before income taxes	$30.8	$20.2
Indemnification asset regarding tax audit	0.1	0.4
Adjustment for stock compensation	1.6	0.0
Legacy costs of closed operations	1.1	1.1

	$33.6	$21.7

Income taxes	$7.4	$7.5
Adjustment of income tax provision	(0.1)	(0.2)
Tax on legacy cost of closed operations	0.2	0.2
Tax on foreign exchange on distribution	0.0	0.1
Change in UK statutory tax rate	0.0	(2.6)

Adjusted income taxes	$7.5	$5.0

GAAP effective tax rate	24.0%	37.1%
Adjusted effective tax rate	22.3%	23.0%

Nine Months Ended September 30, 2021
The following table shows the change in components of operating income by reporting segment for the nine months ended September 30, 2021 and the nine months ended September 30, 2020:

	Nine Months Ended September 30
(in millions, except ratios)	2021	2020	Change
Net sales:
Fuel Specialties	$438.8	$374.4	$64.4	+17%
Performance Chemicals	386.9	310.8	76.1	+24%
Oilfield Services	244.5	197.1	47.4	+24%

	$1,070.2	$882.3	$187.9	+21%

Gross profit:
Fuel Specialties	$144.1	$116.9	$27.2	+23%
Performance Chemicals	95.6	76.5	19.1	+25%
Oilfield Services	82.3	60.5	21.8	+36%
Octane Additives	0.0	(2.2)	2.2	+100%

	$322.0	$251.7	$70.3	+28%

Gross margin (%):
Fuel Specialties	32.8	31.2	+1.6
Performance Chemicals	24.7	24.6	+0.1
Oilfield Services	33.7	30.7	+3.0
Aggregate	30.1	28.5	+1.6

Operating expenses:
Fuel Specialties	$(65.2)	$(57.9)	$(7.3)	+13%
Performance Chemicals	(41.6)	(36.3)	(5.3)	+15%
Oilfield Services	(76.2)	(70.2)	(6.0)	+9%
Octane Additives	0.0	(0.6)	0.6	-100%
Corporate costs	(42.4)	(41.5)	(0.9)	+2%
Restructuring charge	0.0	(21.1)	21.1	-100%
Impairment of intangible assets	0.0	(19.8)	19.8	-100%

	$(225.4)	$(247.4)	$22.0	-9%

Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2021
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+25	+4	+9	-40	+8
Price and product mix	-3	+3	+2	+48	+5
Exchange rates	0	+9	+2	0	+4

	+22	+16	+13	+8	+17

Volumes in all our regions have increased year over year, as the global demand for refined fuel products has returned to near the pre-pandemic
levels. Price and product mix was adverse in the Americas due to decreased sales of higher margin products. Price and product mix was favorable in EMEA and ASPAC due to increased sales of higher margin products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to higher margin customers. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin
: the year over year increase of 1.6 percentage points was driven by a favorable sales mix in comparison to the prior year which was adversely impacted by the pandemic.
Operating expenses:
the year over year increase of $7.3 million was due to higher selling expenses to support the increased sales, together with higher research and development costs and higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2021
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+35	+3	-8	+12
Price and product mix	+9	+7	+6	+7
Exchange rates	0	+7	+3	+5

	+44	+17	+1	+24

Higher volumes for the Americas were driven by increased demand for our Personal Care products. Volumes in EMEA were favorable including the continued recovery of demand across several markets which have been adversely impacted by the pandemic. Lower volumes in ASPAC were primarily driven by a reduction in demand for our Personal Care products. All our regions benefitted from a favorable price and product mix due to increased sales of higher priced products. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year increase of 0.1 percentage points was primarily due to sales mix.

Operating expenses:
the year over year increase of $5.3 million was due to increased spending on research and development, an increase in the allowance for doubtful debts and higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Oilfield Services
Net sales:
have increased year over year by $47.4 million, or 24 percent, with the majority of our customer activity continuing to be in the Americas region. Customer demand has continued to increase over several quarters as the pandemic recovery continued. We expect that the growth in customer demand will continue into the fourth quarter and further ahead into 2022.
Gross margin:
the year over year increase of 3.0 percentage points was due to a favorable sales mix compared to a prior year comparative which was adversely impacted by the pandemic, while management have successfully maintained prices in a competitive market.
Operating expenses:
the year over year increase of $6.0 million was driven by our continuing customer service flexibility which allows us to support the increase in demand as the pandemic impact lessened, together with higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Octane Additives
The Octane Additives business ceased trading and is no longer a reporting segment from July 1, 2020 as the production and sales of TEL for use in motor gasoline has ended. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs. In the first six months of 2020, there was a gross loss of $2.2 million, together with operating expenses of $0.6 million.
Other Income Statement Captions
Corporate costs:
the year over year increase of $0.9 million was driven by higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals, together with the adverse impact of the foreign currency translation of our costs at Ellesmere Port in the United Kingdom due to a strengthening of the British pound sterling against the U.S. dollar.
Other net income:
for the first nine months of 2021 and 2020, included the following:

(in millions)	2021	2020	Change
Net pension credit	$3.9	$4.2	(0.3)
Profit on disposal of assets	0.2	0.0	0.2
Foreign exchange gains on translation	1.2	2.9	(1.7)
Foreign currency forward contracts gains	0.9	0.7	0.2

	$6.2	$7.8	$(1.6)

Interest expense, net:
was $1.1 million for the first nine months of 2021 compared to $1.5 million in the first nine months of 2020, driven by the repayment in full of our revolving credit facility in the second half of 2020. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.
Income taxes:
the effective tax rate was 32.0% and 42.5% in the first nine months of 2021 and 2020, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.3% in the first nine months of 2021 compared with 24.7% in the first nine months of 2020. The 1.4% percentage point decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Nine Months Ended September 30
(in millions)	2021	2020
Income before income taxes	$101.7	$10.6
Indemnification asset regarding tax audit	0.1	0.1
Adjustment for stock compensation	4.2	0.0
Acquisition costs	0.8	0.0
Legacy cost of closed operations	2.9	1.1
Restructuring charge	0.0	21.1
Impairment of acquired intangible assets	0.0	19.8

	$109.7	$52.7

Income taxes	$32.5	$4.5
Tax on stock compensation	0.3	0.5
Adjustment of income tax provision	(0.4)	1.0
Tax on acquisition costs	0.2	0.0
Tax on legacy cost of closed operations	0.6	0.2
Tax on restructuring charge	0.0	4.3
Tax on impairment of acquired intangible assets	0.0	4.6
Tax on foreign exchange on distribution	(0.2)	0.5
Change in UK statutory tax rate	(7.4)	(2.6)

Adjusted income taxes	$25.6	$13.0

GAAP effective tax rate	32.0%	42.5%
Adjusted effective tax rate	23.3%	24.7%

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first nine months of 2021 our working capital increased by $60.9 million, while our adjusted working capital increased by $76.7 million. The difference is primarily due to the exclusion of the increase in our cash and cash equivalents.
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

(in millions)	September 30, 2021	December 31, 2020
Total current assets	$683.0	$566.2
Total current liabilities	(308.3)	(252.4)

Working capital	374.7	313.8
Less cash and cash equivalents	(89.2)	(105.3)
Less prepaid income taxes	(3.8)	(4.2)
Less other current assets	(0.8)	(0.4)
Add back current portion of accrued income taxes	4.6	5.5
Add back current portion of finance leases	0.0	0.5
Add back current portion of plant closure provisions	5.7	6.6
Add back current portion of operating lease liabilities	13.3	11.3

Adjusted working capital	$304.5	$227.8

We had a $81.4 million increase in trade and other accounts receivable, driven by the recovery of sales in all our segments due to the easing of the pandemic restrictions. Days’ sales outstanding in our Fuel Specialties segment has increased from 52 days to 62 days; increased in our Performance Chemicals segment from 60 days to 64 days; and increased from 64 days to 77 days in our Oilfield Services segment.
We had a $54.1 million increase in inventories as we manage inventory levels to meet the continued recovery in demand and to manage the risk of supply-chain disruption. Days’ sales in inventory in our Fuel Specialties segment increased from 116 days to 126 days; increased in our Performance Chemicals segment from 58 days to 63 days; and decreased from 95 days to 85 days in our Oilfield Services segment.
Prepaid expenses decreased $2.6 million, from $14.9 million to $12.3 million due to the normal expensing of prepaid costs, together with the prepayment of some mid-year
invoicing.
We had a $56.2 million increase in accounts payable and accrued liabilities due to higher production activity resulting from increased customer demand, together with higher inventory levels to manage the risk of supply-chain disruption. Creditor days (including goods received not invoiced) in our Fuel Specialties segment increased from 34 days to 48 days; remained unchanged in our Performance Chemicals segment at 48 days; and increased from 53 days to 56 days in our Oilfield Services segment.

Operating Cash Flows
We generated cash from operating activities of $24.4 million in the first nine months of 2021 compared to cash inflows of $87.7 million in the first nine months of 2020. The year over year decrease in the cash generated from our operating activities was primarily related to increases in our working capital. Increased demand has led to higher accounts receivable, together with higher inventory levels and accounts payable. We believe the higher inventory levels are necessary to support customer demand in the fourth quarter and going into 2022, as well as to manage the risk of supply-chain disruption.
Cash
At September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $89.2 million and $105.3 million, respectively, of which $29.1 million and $52.5 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The $16.1 million decrease in cash and cash equivalents for the first nine months of 2021 has been due to the increases in our working capital, our continued investment in capital projects and the payment of our semi-annual dividend of $14.0 million.
Debt
At September 30, 2021, we had no debt outstanding under the revolving credit facility and $0.0 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ended September 30, 2021 the Company made no open market repurchases of its common stock.
During the quarter ended September 30, 2021, the Company did not purchase any of its common stock in connection with the exercising of stock options by employees.
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

INNOSPEC INC.
Registrant

Date: November 3, 2021	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 3, 2021	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer