Form 10-K
period 2021-12-31
INNOSPEC INC.
filed 2022-02-16
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
common equity held by
non-affiliates
of the registrant as of the most recently completed second fiscal quarter (June 30, 2021) was approximately $1,245 million, based on the closing price of the common shares on the NASDAQ on June 30, 2021. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 9, 2022, 24,773,694 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2022 are incorporated by reference into Part III of this Form
10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
FORWARD-LOOKING STATEMENTS
This Form
10-K
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the
COVID-19
pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it, the rise of variants, the effectiveness, acceptance and distributions of
COVID-19
vaccines and the manner in which the pandemic may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Our customers in this segment include national and multinational oil companies and fuel retailers.
Performance Chemicals
Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical and metal extraction markets.
This segment has grown through acquisitions, together with the development and marketing of innovative products. The focus for our Performance Chemicals segment is to develop high performance products from its technology base in a number of targeted markets.
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
This segment had been growing strongly in recent years until the
COVID-19
pandemic adversely impacted customer demand in 2020. We expect increased customer activity to return as the global demand for fuel increases.
Our customers in this segment include multinational public and independent companies currently operating principally in the Americas.

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
Working Capital
The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not believe that this is materially different to our competitors, with the exception of cetane number improvers, in which case we maintain high enough levels of inventory, as required, to retain our position as market leader in sales of these products.
The purchase of large amounts of certain raw materials across all our segments can create some variations in working capital requirements, but these are planned and managed by the business.
We do not believe that our terms of sale or purchase differ markedly from those of our competitors.
Raw Materials and Product Supply
We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are oleochemicals and derivatives, cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides. These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene for our operations in Germany, readily available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline from a neighboring site, making it effectively a single source. Ethylene is used as a primary raw material for our German operations in products representing approximately 6% of Innospec’s sales.

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
Intellectual Property
Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive advantage for all our segments. The Company does not, however, consider its business as a whole to be dependent on any one trademark, patent or license.
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
Fuel Specialties:
Fuel Specialties is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships. We believe we remain the world’s only producer of tetra ethyl lead (“TEL”) for use in aviation gasoline, which we market as our AvGas product line.

Performance Chemicals:
Within the Performance Chemicals segment we operate in the personal care, home care, agrochemical and metal extraction markets, which are highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.
Oilfield Services:
Our Oilfield Services segment is very fragmented and although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. Our competitive strength is our proven technology, broad regional coverage and strong customer relationships.
Research, Development, Testing and Technical Support
Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $37.4 million, $30.9 million and $35.4 million in 2021, 2020 and 2019, respectively.
We believe that our proven technical capabilities provide us with a significant competitive advantage. Our Performance Chemicals business has launched significant new mild surfactants based on isethionate and taurate chemistry, which are well aligned with developing customer needs. In addition, the business has developed further formulations in emollients, silicones and surfactants for the personal care, homecare, agrochemical and metal extraction markets. Fuel Specialties has continued to innovate focused on bringing new technologies to market which reduce pollution and improve fuel economy, including detergents and cold flow improvers. In Oilfield Services, new technologies have been introduced to improve the hydrocarbon yield from customers’ operations and to protect assets, including friction modifiers, biocide formulations and additives to improve drilling muds.
Health, Safety and Environmental Matters
We are subject to environmental laws in the countries in which we operate and conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws.
Our principal site giving rise to asset retirement obligations is our Ellesmere Port manufacturing site in the United Kingdom. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites. We regularly review the future expected costs of remediation and the current estimate is reflected in Note 13 of the Notes to the Consolidated Financial Statements.
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
Environmental, Social & Governance (“ESG”) and Corporate Social Responsibility Reporting
As part of our commitment to being open and transparent about our performance, our latest Responsible Business Report, which is our 2020 Report, was independently assured to assess its adherence to the globally recognized AA1000 Assurance Standard.
The Responsible Business Report, along with further information on our sustainability program and performance is available online in the “Corporate Social Responsibility” section of the Company’s website at https://innospecsustainability.com. Such information does not constitute part of, and is not incorporated by reference into this Annual Report on Form
10-K.
Employees and Human Capital Management
The Company had approximately 1900 employees in 24 countries as at December 31, 2021.
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
The Board is also actively involved in reviewing and approving executive compensation, selections and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. The CEO periodically provides the Board with an assessment of senior executives that have potential as successor for the CEO position, as well as perspectives on potential candidates for other senior management positions.
Core Values & Culture
Responsible Growth through Innovation and Customer Service:
Financial stability and growth are essential to maintain our goal of making a positive contribution towards a more sustainable future. Generating economic benefits for our employees, stockholders, and local communities, while encouraging ongoing innovation in our product portfolio alongside excellent customer service which will allow our business to be competitive and sustainable.
Caring for People:
We strive to create a safe and caring culture where our employees are supported and encouraged to make positive contributions. Our continued success depends on keeping people safe, promoting a healthy lifestyle, protecting human rights, improving education, training and maintaining good relations with our neighbors.
Conserving
 & Protecting the Environment:
We aim to use resources as efficiently as practicable and minimize the impact of our operations on the environment. We look to supply safe, sustainable products, designed to meet the needs of society now and in the future while minimizing their environmental impact.
Leading by Example:
We understand that honest, ethical and transparent conduct is vital to our success and reputation. Every employee plays an essential part in complying with local and national laws, rules and regulations. We uphold a high standard of corporate and business integrity across all of our activities.
Employee Engagement
Attracting Talent:
We believe our hardworking team of employees is our greatest asset. We employ approximately 1900 people across 24 countries and we believe that the skills, commitment and enthusiasm of our employees helps us to deliver long-term growth for investors.
Training:
Across our sites, we provide local support and opportunities for the next generation of talent in our industry by offering a range of placements, internships, work experience and apprenticeships. We strive to attract and retain the best talent in a changing and competitive working environment.
As an organization, we are committed to making Innospec a great company to work for and we invest, as appropriate, in the development of our employees to meet this ambition.
Our employees are offered both internal and external training, where appropriate, to support their continued development and to meet the needs of our business. Where relevant, we support our employees’ ongoing professional training and development to encourage their progression within our business.

Pay and benefits:
We offer what we believe are competitive reward and recognition programs, based on both business-wide and individual performance. Our packages have been designed to attract and retain the best employees, reward achievement and encourage our teams to deliver superior performance for our customers and our company.
In addition to our company-wide performance incentive plans, we encourage our employees to share in the long-term success of our company with incentive programs, such as our Global Sharesave Plan. This plan gives employees the opportunity to participate in a savings plan linked to an option to buy shares in Innospec at a discount and, therefore, benefit from any growth in the share price over the savings period. We also provide a range of other benefits in line with the market practice in each location we operate in, including insurance and pension arrangements.
Performance Management Framework:
We conduct an annual performance management process across the organization. Together with their line managers, employees agree upon annual objectives, and, at the end of the year, review with their line manager their performance against those objectives and their overall performance. The results of each annual performance review affect performance bonus amounts, pay reviews and career advancement decisions.
Senior Leadership Communications and Transparency:
We actively seek opportunities for regular engagement and communication by our CEO and other senior executives with our broader employee population. Communications are through a variety of means including written communications, webcasts and conference calls. For example, we hold a CEO Call at least once a year, during which the CEO and CFO discuss current issues and developments in the business, including a Q&A session answering questions raised by employees. The CEO Call is accessible to all employees across the Company. In addition to the CEO Calls, each financial quarter, following the quarterly financial results announcement, the CEO and CFO provide a written review of the financial results to all employees.
Diversity and Inclusion
Innospec aims to attract and retain the best people by ensuring that employment decisions are based on merit, performance, ability and contribution to the Company. As part of our Global HR Policy, our diversity and equal opportunities policy ensures that current and prospective employees receive equal opportunities irrespective of gender, sexual orientation, race, color, ethnic or national origin, marital status, age, disability, religion or belief.
Health and Safety
Objectives:
We prioritize the safety of employees, communities and everyone involved in the manufacture, use or disposal of our products. We set high standards for process and occupational safety, which is managed by our network of Safety, Health and Environment (“SHE”) professionals throughout the business. SHE is a top priority for Innospec with our three core objectives being that:

•	No-one gets hurt

•	We don’t annoy our neighbors

•	We leave only the gentlest footprints on our environment
Leadership: The Company periodically reviews the Corporate SHE structure and organization so that we have the optimum resources and correct approach. We strive to embed SHE in our culture by having leadership that comes from executive management. Our Responsible Care Executive Committee (known as RESPECT) comprises members of the senior leadership team and is led by the CEO. RESPECT is responsible for setting the group’s SHE and Sustainability policies and objectives across the global business. It also monitors ongoing performance in these areas throughout the year. Through this structure, we have established a strong culture of safety within our organization. The RESPECT committee reports to the Board and conducts a major review of objectives and performance annually alongside quarterly interim reviews.
Training:
Training is an essential part of our health and safety strategy. To minimize the risk of accident or injury, we give our employees the information they need, delivered effectively and at the appropriate time. Our ongoing training programs demonstrate our commitment to targeting zero accidents, making sure that safety is always front of mind and that we continually raise standards.
Every year, employees across our sites take part in a variety of site-specific training courses to enable them to be competent and safe in their roles.
Available Information
Our corporate website is www.innospec.com. We make available, free of charge, on or through this website our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.
The Company routinely posts important information for investors on its website (under Investors). The Company uses this website as a means of disclosing material, non-public
information and for complying with its disclosure obligations under SEC Regulation FD (“Fair Disclosure”). Accordingly, investors should monitor the Investors portion of the Company’s website, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

Item 1A    Risk Factors
The factors described below represent the principal risks associated with our business.
Global Conditions
The
COVID-19
pandemic has had, may continue to have, an adverse impact on our business, results of operations, financial position and cash flows.
We have been closely monitoring the impact of the
COVID-19
pandemic on all aspects of our business, including how it has and will impact our customers, employees, supply chain, and distribution network. The effects of
COVID-19
on the global economic environment have impacted, and may continue to impact, the results of the Company significantly, particularly with respect to reduced demand within our Fuel Specialties and Oilfield Services segments, and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The further extent to which our operations may be impacted by the
COVID-19
pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These include, but are not limited to, the availability and productivity of our employees, the duration and severity of the pandemic; government restrictions on businesses and individuals; the impact of the pandemic on our customers’ businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on global economies, including the possibility of recession, depression and inflation, and the timing and rate of economic recovery; the development and acceptance of treatments and vaccines; the rise of new variants and the effect of treatments and vaccines on new variants; and the potential adverse effects on the financial markets.
The impact of
COVID-19,
as well as future pandemics or resurgences from new variants, may also exacerbate other risks discussed herein, any of which could have a material effect on us. This situation is changing rapidly and additional impacts that may occur are currently unknown.
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
The actual or potential consequences of the Agreement, and the associated uncertainty, could adversely affect economic and market conditions in the U.K., in the E.U. and its member states and elsewhere, and could contribute to instability in global financial markets. Until the long-term level of disruption and additional cost to trading in goods and services and to the movement of persons and capital between the U.K. and the E.U. can be properly evaluated, it is not possible for us to determine the impact that the departure of the U.K. from the E.U. Single Market and Customs Union may have on us.
These developments may adversely impact our results of operations, financial position and cash flows.
Continuing adverse global economic conditions could materially affect our current and future businesses.
Global economic factors affecting our business include, but are not limited to, geopolitical instability in some markets, consumer demand for premium personal care and cosmetic products, miles driven by passenger and commercial vehicles, legislation to control fuel quality, impact of alternative propulsion systems, and oil and gas drilling and production rates. The availability, cost and terms of credit have been, and may continue to be, adversely affected by the foregoing factors and these circumstances have produced, and may in the future result in, illiquid markets and wider credit spreads, which may make it difficult or more expensive for us to obtain credit.

Demand for all of our products may be adversely impacted by the continuing impact of the
COVID-19
pandemic which will continue to create uncertainty in the markets in 2022 and possibly beyond.
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
We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and South American regions. Our international operations are subject to numerous international business risks including, but not limited to, geopolitical and economic conditions, military actions and war, risk of expropriation, import and export restrictions, trade wars, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could have a material adverse impact on our results of operations, financial position and cash flows.

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
We rely on information technology systems to transact our business. Like other global companies, we have, from time to time, been and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins
or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations. Also, like other global companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combatting these security threats. The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and breaches of our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent physical and electronic break-ins,
cyber-attacks or other security breaches to our computer systems.

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
Decline in our AvGas business
The sales of our AvGas product line for use in aviation fuel are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. The Federal Aviation Administration program (Piston Aviation Fuels Initiative) has been established to identify a replacement and candidate fuels are at an early pre-screening
stage. This process is currently suspended and anticipated to restart in 2022. The timescale beyond this stage is unclear, but the full testing program will, of necessity, be long and comprehensive.
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
Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including those that prohibit improper payments to government officials, restrict where and with whom we can do business and limit the products, software and technology that we can supply to certain countries and customers. These laws include, but are not limited to, the U.S. Foreign Corrupt Practices Act and United Kingdom Bribery Act, sanctions and assets control programs administered by the U.S. Department of the Treasury and/or the European Union from time to time, and the U.S. export control laws such as the regulations under the U.S. Export Administration Act, as well as similar laws and regulations in other countries relevant to our business operations. Violations of any of these laws or regulations, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.
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
Diverse chemical regulatory processes in different countries around the world might create complexity and additional cost. U.K. REACH, which was precipitated by the U.K.’s exit from the European Union, is one such example.
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
Our operations, and the operations of prior owners of our sites, pose the risk of environmental contamination which may result in fines or criminal sanctions being imposed or require significant amounts in environmental remediation payments.
We anticipate that certain manufacturing sites may cease production over time and on closure, will require safely decommissioning and some environmental remediation. The extent of our obligations will depend on the future use of the sites that are affected and the environmental laws in effect at the time. We currently have made a plant closure provision in our consolidated financial statements based on current known obligations, anticipated plans for sites or existing environmental laws. If there were to be unexpected or unknown contamination at these sites, or future plans for the sites or environmental laws change, then current provisions may prove inadequate, which could adversely impact our results of operations, financial position and cash flows.

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
Approximately 43% of our common stock is held by four stockholders. A decision by any of these, or other substantial, stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price which could in turn adversely impact our ability to access equity markets which in turn could adversely impact our results of operations, financial position and cash flows.
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
A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties	Corporate Headquarters Business Teams Sales/Administration

Newark, Delaware (1)	Fuel Specialties	Research & Development

Herne, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Moscow, Russia (1)	Fuel Specialties	Sales/Administration

Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration Research & Development

Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals	European Headquarters Business Teams Sales/Manufacturing/Administration Research & Development Fuel Technology Center

Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters Business Teams Sales/Administration

Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Rio de Janeiro, Brazil (1)	Fuel Specialties, Performance Chemicals and Oilfield Services	Sales/Administration

High Point, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development

Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration Research & Development

Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration

Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development

Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development

Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development

Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration

Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration

Location	Reporting Segment	Operations

Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration

Sugar Land, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

Williston, North Dakota	Oilfield Services	Sales/Warehouse

Casper, Wyoming (1)	Oilfield Services	Warehouse

(1)	Leased property
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
Market Information and Holders
The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 8, 2022 there were 709 registered holders of the common stock.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the fourth quarter of 2021.
Issuer Purchases of Equity Securities
On February 15, 2022 the Company announced a share repurchase program for the repurchase of up to $50 million of Innospec’s common stock over a three-year period commencing on February 16, 2022.
During 2021 the Company made no open market repurchases of our common stock.
During the quarter ended December 31, 2021, the Company purchased its common stock in connection with the exercising of stock options by employees. The following table provides information about our repurchases of equity securities in the period.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share
November 1, 2021 through November 30, 2021	485	$92.23

Total	485	$92.23

Stock Price Performance Graph
The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, NASDAQ Composite Index and Russell 2000 Index since December 31, 2016, assuming a $100 investment and the re-investment
of any dividends thereafter. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Value of $100 Investment made December 31, 2016*

	2016	2017	2018	2019	2020	2021
Innospec Inc.	$100.00	$104.19	$92.46	$156.38	$138.74	$139.92
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Composite Index	100.00	129.64	124.98	172.81	249.52	304.85
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.38
* Excludes purchase commissions.

Item 6	[Reserved]

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.
EXECUTIVE OVERVIEW
Our recovery during 2021 following a
COVID-19
impacted 2020 was strong with all businesses achieving significant sales growth. Our business teams navigated tight supply-chain, labor and inflationary challenges to deliver record sales in the final quarter and the full year for Performance Chemicals and Fuel Specialties.
Performance Chemicals was extremely resilient during the pandemic, and performance has accelerated in 2021. We believe that the long-term sustainability and consumer trends driving this business have strengthened, and we are allocating additional organic growth capital to support the anticipated increase in demand from our customers.
Fuel Specialties recovered
in-line
with our expectations during 2021, although as anticipated, there currently remain some demand gaps versus 2019. As demand continues to recover towards the pre-pandemic
levels, and cost inflation moderates, we expect both continued revenue growth and the return of gross margins to our target range.
In Oilfield Services, which has been our most impacted business during the pandemic, our sales, operating income and gross margins have grown for each sequential quarter during 2021. Overall activity levels and market conditions continued to improve in all the markets of our oilfield business in 2021. We anticipate opportunities for significant additional operating leverage, operating income growth and gross margin expansion into 2022.
CRITICAL ACCOUNTING ESTIMATES
Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
Plant Closure Provisions
We are subject to environmental laws in the countries in which we conduct business. Ellesmere Port in the United Kingdom is our principal site giving rise to asset retirement obligations associated with the production of TEL. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed.
Plant closure provisions at December 31, 2021 amounted to $56.5 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal requirement or Company promise, and the costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for plant closure provisions are reasonable, they are subjective estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.
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
Pensions
The Company maintains a defined benefit pension plan covering certain current and former employees in the United Kingdom. The United Kingdom plan is closed to future service accrual but has a large number of deferred and current pensioners. The Company also has other smaller pension arrangements in the U.S. and overseas.
Movements in the United Kingdom’s underlying plan asset value and Projected Benefit Obligation (“PBO”) are dependent on actual return on investments as well as our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO at December 31, 2021 by approximately $22 million and the net pension credit for 2022 would change by approximately $1.4 million.

A 0.25% change in the level of price inflation assumption would change the PBO at December 31, 2021 by approximately $14 million and the net pension credit for 2022 by approximately $0.3 million.
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
At December 31, 2021 we had $364.3 million of goodwill relating to our Fuel Specialties, Performance Chemicals and Oilfield Services segments. Our step zero impairment review at December 31, 2021 indicated the fair value of the reporting unit is, more likely than not, higher than the carrying value, no step one impairment review was required to be performed.
Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)
As at December 31, 2021 we had $214.4 million of property, plant and equipment and $57.5 million of other intangible assets (net of depreciation and amortization, respectively), that are discussed in Notes 6 and 9 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

We continually assess the markets and products related to these long-lived assets, as well as their specific carrying values, and have concluded that these carrying values, and amortization and depreciation periods, remain appropriate.
Impact of
COVID-19
Pandemic and Current Economic Environment
The Company’s results have been adversely impacted in 2021, due to the
COVID-19
pandemic and the global economic environment, although results have improved throughout the year.
Fuel Specialties have been impacted by reduced demand stemming from the reduction in freight transport and passenger miles and the widespread grounding of aircraft for a large part of the year. We have seen some improvement through 2021 as travel has begun to increase, and demand has largely returned to the pre-COVID-19
levels. We expect demand will continue to improve in 2022, to the extent global economic activity recovers, subject to the potential for future lockdowns or restrictions around the world related to the spread of new COVID variants.
Performance Chemicals have experienced little overall impact from the pandemic as increased demand for certain products linked to health, hygiene and cleaning outweighed some lost revenues linked to the short-term shutdown of some of our customers manufacturing facilities.
Oilfield Services have been heavily impacted by the reduction in oil exploration and production as the wider industry reacts to the reduction in demand. We have seen some improvement in 2021 from increasing demand for production products but demand remains below expected levels for oil exploration products and customers have reduced their capital expenditure on exploration. We do not know how long this downturn will last and the rate of recovery will depend heavily on the rate and extent to which the government restrictions on movement are lifted and not re-imposed.
Our manufacturing facilities have continued to operate with only some minor interruption, and we expect them to continue to do so. We have implemented flexible working, including working from home for our employees where possible, in line with advice and rules in each of the jurisdictions in which we operate. Additional costs have been incurred to ensure our manufacturing and administrative facilities are COVID-safe for our employees. While these costs have not been significant to date there may be increased costs in the future, if further safety restrictions are required. Raw material sourcing has been impacted and we expect that may continue into 2022. Logistics are operating with some delays but our products are currently being delivered to our customers.
We believe that our financial position remains strong. We expect to have sufficient access to capital if needed, including our $250 million revolving credit facility we entered into in September 2019, and we do not anticipate any issues with meeting the covenants for our debt agreements. We have previously extended this facility by a further twelve months until September 2024, during the third quarter of 2020. Our major capital projects are continuing to progress as planned.

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
RESULTS OF OPERATIONS
The following table provides operating income by reporting segment:

(in millions)	2021	2020	2019
Net sales:
Fuel Specialties	$618.3	$512.7	$583.7
Performance Chemicals	525.3	425.4	428.7
Oilfield Services	339.8	255.0	479.9
Octane Additives	—	—	21.0

	$1,483.4	$1.193.1	$1,513.3

Gross profit:
Fuel Specialties	$193.2	$160.3	$204.5
Performance Chemicals	125.2	103.8	100.1
Oilfield Services	116.5	80.8	159.9
Octane Additives	—	(2.2)	1.7

	$434.9	$342.7	$466.2

Operating income:
Fuel Specialties	$104.6	$84.5	$116.6
Performance Chemicals	70.9	54.8	48.7
Oilfield Services	10.4	(9.5)	39.7
Octane Additives	—	(2.8)	(0.7)
Corporate costs	(55.6)	(52.2)	(54.4)
Restructuring charge	—	(21.3)	—
Impairment of intangible assets	—	(19.8)	—
Profit on disposal	1.8	—	—

Total operating income	$132.1	$33.7	$149.9

Other income, net	$3.8	$7.8	$5.3
Interest expense, net	(1.5)	(1.8)	(4.8)

Income before income taxes	134.4	39.7	150.4
Income taxes	(41.3)	(11.0)	(38.2)

Net income	$93.1	$28.7	$112.2

Results of Operations – Fiscal 2021 compared to Fiscal 2020:

(in millions, except ratios)	2021	2020	Change
Net sales:
Fuel Specialties	$618.3	$512.7	$105.6	+21%
Performance Chemicals	525.3	425.4	99.9	+23%
Oilfield Services	339.8	255.0	84.8	+33%
Octane Additives	—	—	—	n/a

	$1,483.4	$1,193.1	$290.3	+24%

Gross profit:
Fuel Specialties	$193.2	$160.3	32.9	+21%
Performance Chemicals	125.2	103.8	21.4	+21%
Oilfield Services	116.5	80.8	35.7	+44%
Octane Additives	—	(2.2)	2.2	-100%

	$434.9	$342.7	$92.2	+27%

Gross margin (%):
Fuel Specialties	31.2	31.3	-0.1
Performance Chemicals	23.8	24.4	-0.6
Oilfield Services	34.3	31.7	+2.6
Aggregate	29.3	28.7	+0.6

Operating expenses:
Fuel Specialties	$(88.6)	$(75.8)	$(12.8)	+17%
Performance Chemicals	(54.3)	(49.0)	(5.3)	+11%
Oilfield Services	(106.1)	(90.3)	(15.8)	+17%
Octane Additives	—	(0.6)	0.6	-100%
Corporate costs	(55.6)	(52.2)	(3.4)	+7%
Restructuring charge	—	(21.3)	21.3	-100%
Impairment of intangible assets	—	(19.8)	19.8	-100%
Profit on disposal	1.8	—	1.8	+100%

	$(302.8)	$(309.0)	$6.2	+2%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+22	+6	+4	-32	+9
Price and product mix	+5	+8	+7	+36	+9
Exchange rates	—	+7	+1	—	+3

	+27	+21	+12	+4	+21

Volumes in all our regions have increased year over year, as the global demand for refined fuel products has returned to near the pre-pandemic
levels. Price and product mix was favorable in all our regions due to increased sales of higher margin products and increased raw materials pricing being passed on through higher selling prices. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to higher margin customers. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year decrease of 0.1 percentage points was impacted by the time lag for passing higher raw material costs through to selling prices in the second half of the year.
Operating expenses:
the year over year increase of $12.8 million was due to higher selling expenses to support the increased sales, together with higher research and development costs and higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+33	+1	-11	+10
Price and product mix	+12	+10	+8	+10
Exchange rates	—	+4	+2	+3

	+45	+15	-1	+23

Higher volumes for the Americas were driven by increased demand for our personal care products. Volumes in EMEA were favorable including the continued recovery of demand across several markets which have been adversely impacted by the pandemic. Lower volumes in ASPAC were primarily driven by a reduction in demand for our personal care products. All our regions benefitted from a favorable price and product mix due to increased sales of higher priced products and increased raw materials pricing being passed on through higher selling prices. EMEA and ASPAC benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year decrease of 0.6 percentage points was due to adverse manufacturing variances as activity slowed over the holiday season in the fourth quarter, together with some one-off
provisions.
Operating expenses:
the year over year increase of $5.3 million was due to increased spending on research and development, an increase in the allowance for doubtful debts and higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Oilfield Services
Net sales:
have increased year over year by $84.8 million, or 33 percent, with the majority of our customer activity continuing to be in the Americas region. Customer demand has increased throughout the year as the pandemic recovery has continued. We expect to see continued growth in customer demand into 2022.
Gross margin:
the year over year increase of 2.6 percentage points was due to a favorable sales mix compared to a prior year comparative which was adversely impacted by the pandemic, while management have successfully maintained prices in a competitive market.
Operating expenses:
the year over year increase of $15.8 million was driven by our continuing customer service flexibility which allows us to support the increase in demand as the pandemic recovery has continued, together with higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals.
Octane Additives
The Octane Additives business ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations have now been recorded as operating expenses within corporate costs.
Prior to the business ceasing trade there were no sales in 2020, together with a gross loss of $2.2 million and operating expenses of $0.6 million.
Other Income Statement Captions
Corporate costs:
the year over year increase of $3.4 million was driven by higher personnel-related expenses including higher share-based compensation accruals and higher performance related remuneration accruals, together with the adverse impact of the foreign currency translation of our costs at Ellesmere Port in the United Kingdom due to a strengthening of the British pound sterling against the U.S. dollar.
Profit on disposal:
there has been a profit on disposal of assets for $1.8 million in 2021, which principally relates to the sale of land within our oilfield services business in the U.S..
Other net income/(expense):
for 2021 and 2020, includes the following:

(in millions)	2021	2020	Change
United Kingdom pension credit	$6.5	$6.2	$0.3
German pension charge	(1.1)	(0.9)	(0.2)
Foreign exchange gains/(losses) on translation	(2.6)	4.0	(6.6)
Foreign currency forward contracts gains/(losses)	1.0	(1.5)	2.5

	$3.8	$7.8	$(4.0)

Interest expense, net:
was $1.5 million in 2021 compared to $1.8 million in 2020, driven by the repayment in full of our revolving credit facility in the second half of 2020. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.
Income taxes:
The effective tax rate was 30.7% and 27.7% in 2021 and 2020, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 22.7% in 2021 compared with 23.5% in 2020. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2021	2020
Income before income taxes	$134.4	$39.7
Adjustment for stock compensation	4.4	5.8
Indemnification asset regarding tax audit	0.1	0.2
Restructuring charge	—	21.3
Impairment of acquired intangible assets	—	19.8
Legacy cost of closed operations	3.4	2.5
Acquisition costs	0.8	4.2

Adjusted income before income taxes	$143.1	$93.5

Income taxes	$41.3	$11.0
Adjustment of income tax provisions	(0.5)	0.7
Tax on stock compensation	1.3	1.7
Tax on restructuring charge	—	4.3
Tax on impairment of acquired intangible asset	—	4.6
Tax loss / (gain) on distribution	(0.2)	0.4
Change in U.K. statutory tax rate	(7.3)	(2.7)
Tax on legacy cost of closed operations	(1.5)	0.5
Tax on acquisition costs	0.2	0.9
Other discrete items	(0.8)	0.6

Adjusted income taxes	$32.5	$22.0

GAAP effective tax rate	30.7%	27.7%

Adjusted effective tax rate	22.7%	23.5%

The most significant factors impacting on our effective tax rate in 2021 are explained in Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2020 compared to Fiscal 2019:

(in millions, except ratios)	2020	2019	Change
Net sales:
Fuel Specialties	$512.7	$583.7	$(71.0)	-12%
Performance Chemicals	425.4	428.7	(3.3)	-1%
Oilfield Services	255.0	479.9	(224.9)	-47%
Octane Additives	—	21.0	(21.0)	-100%

	$1,193.1	$1,513.3	$(320.2)	-21%

Gross profit:
Fuel Specialties	$160.3	$204.5	(44.2)	-22%
Performance Chemicals	103.8	100.1	3.7	+4%
Oilfield Services	80.8	159.9	(79.1)	-49%
Octane Additives	(2.2)	1.7	(3.9)	-229%

	$342.7	$466.2	(123.5)	-26%

Gross margin (%):
Fuel Specialties	31.3	35.0	-3.7
Performance Chemicals	24.4	23.3	1.1
Oilfield Services	31.7	33.3	-1.6
Octane Additives	—	8.1	-8.1
Aggregate	28.7	30.8	-2.1

Operating expenses:
Fuel Specialties	$(75.8)	$(87.9)	$12.1	-14%
Performance Chemicals	(49.0)	(51.4)	2.4	-5%
Oilfield Services	(90.3)	(120.2)	29.9	-25%
Octane Additives	(0.6)	(2.4)	1.8	-75%
Corporate costs	(52.2)	(54.4)	2.2	-4%
Restructuring charge	(21.3)	—	(21.3)	n/a
Impairment of intangible assets	(19.8)	—	(19.8)	n/a

	$(309.0)	$(316.3)	$7.3	-2%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Fuel Specialties
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-7	-8	-11	+11	-7
Price and product mix	-1	-7	-10	-19	-6
Exchange rates	—	+2	—	—	+1

	-8	-13	-21	-8	-12

Volumes in all our regions have suffered from the adverse impact of the
COVID-19
pandemic, which has reduced the global demand for fuel additive products. During the second half of 2020, we have seen customer demand recovering steadily as lockdowns in countries around the world have been eased. However, the reintroduction of lockdowns for European countries in January 2021 could slow the return of customer demand to the pre-pandemic
level. Price and product mix in all our regions was adverse due to lower sales of our higher margin products. AvGas volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix. EMEA benefitted from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.
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
Performance Chemicals
Net sales:
the table below details the components which comprise the year on year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+13	-1	+14	+4
Price and product mix	-12	-4	+3	-6
Exchange rates	—	+2	+1	+1

	+1	-3	+18	-1

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

(in millions)	2020	2019	Change
United Kingdom pension credit	$6.2	$7.7	$(1.5)
German pension charge	(0.9)	(0.5)	(0.4)
Foreign exchange gains/(losses) on translation	4.0	(1.3)	5.3
Foreign currency forward contracts losses	(1.5)	(0.6)	(0.9)

	$7.8	$5.3	$2.5

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
non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2020	2019
Income before income taxes	$39.7	$150.4
Adjustment for stock compensation	5.8	6.6
Indemnification asset regarding tax audit	0.2	(1.6)
Restructuring charge	21.3	—
Impairment of acquired intangible assets	19.8	—
Legacy cost of closed operations	2.5	—
Acquisition costs	4.2	—

Adjusted income before income taxes	$93.5	$155.4

Income taxes	$11.0	$38.2
Adjustment of income tax provisions	0.7	(2.5)
Tax on stock compensation	1.7	0.9
Tax on restructuring charge	4.3	—
Tax on impairment of acquired intangible asset	4.6	—
Tax on site closure provision	—	(0.7)
Tax loss on distribution	0.4	1.2
Change in U.K. statutory tax rate	(2.7)	—
Tax on legacy cost of closed operations	0.5	—
Tax on acquisition costs	0.9	—
Other discrete items	0.6	(2.0)

	$22.0	$35.1

GAAP effective tax rate	27.7%	25.4%

Adjusted effective tax rate	23.5%	22.6%

The most significant factors impacting our adjusted effective tax rate in 2020 are the restructuring charge relating to the cessation of production and sales of TEL for use in motor gasoline, the impairment of acquired intangible assets in our Oilfield Services segment, and an increase in the statutory income tax rate in the U.K..
The most significant factor impacting our adjusted effective tax rate in 2019 relates to the adjustment of income tax provisions. During 2019, the Company recorded additional tax and interest arising as a consequence of the tax audit into Innospec Performance Chemicals Italia Srl. This item had a negative impact on the effective tax rate, which has been subsequently reversed in determining the adjusted effective tax rate. We note that any finally determined tax liabilities would be reimbursed by the previous owner under the terms of the sale and purchase agreement.
LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In 2021 our working capital increased by $77.7 million, while our adjusted working capital increased by $37.1 million. The difference is primarily due to the exclusion of the increase in our cash and cash equivalents, together with the timing of prepaid income taxes.

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

(in millions)	2021	2020
Total current assets	$728.1	$566.2
Total current liabilities	(336.6)	(252.4)

Working capital	391.5	313.8
Less cash and cash equivalents	(141.8)	(105.3)
Less prepaid income taxes	(5.8)	(4.2)
Less other current assets	(0.4)	(0.4)
Add back current portion of accrued income taxes	3.7	5.5
Add back current portion of finance leases	0.1	0.5
Add back current portion of plant closure provisions	5.2	6.6
Add back current portion of operating lease liabilities	12.4	11.3

Adjusted working capital	$264.9	$227.8

The movements in our adjusted working capital are explained as follows:
We had a $63.1 million increase in trade and other accounts receivable primarily driven by increased trading activity across our reporting segments, partly offset by improved debtor collections in our oilfield business. Days’ sales outstanding in our Fuel Specialties segment increased from 52 days to 53 days; increased in our Performance Chemicals segment from 60 days to 64 days; and decreased from 64 days to 52 days in our Oilfield Services segment.
We had a $57.6 million increase in inventories, net of a $6.0 million increase in allowances, as we managed inventory levels in anticipation of the increase in demand which we are expecting in 2022, while managing the risk of potential supply chain disruption for certain key raw materials. Days’ sales in inventory in our Fuel Specialties segment decreased from 116 days to 108 days; increased in our Performance Chemicals segment from 58 days to 59 days; and decreased from 95 days to 76 days in our Oilfield Services segment.
Prepaid expenses increased $3.1 million, from $14.9 million to $18.0 million due to the timing of certain invoicing and higher annual insurance prepayments.
We had a $86.7 million increase in accounts payable and accrued liabilities primarily due to increased activity across all our reporting segments as the pandemic recovery has continued. Creditor days (including goods received not invoiced) in our Fuel Specialties segment increased from 34 days to 50 days; decreased in our Performance Chemicals segment from 48 days to 47 days; and decreased from 53 days to 48 days in our Oilfield Services segment.

Operating Cash Flows
We generated cash from operating activities of $93.2 million in 2021 compared to cash inflows of $145.9 million in 2020. The reduction in cash generated from operating activities was primarily related to the increase in working capital as the pandemic recovery has continued, partly offset by the timing of payments for income taxes.
Cash
At December 31, 2021 and 2020, we had cash and cash equivalents of $141.8 million and $105.3 million, respectively, of which $55.1 million and $52.5 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The increase in cash and cash equivalents in 2021 of $36.5 million was primarily driven by the cash inflows from operating activities, including the impact of our increased working capital levels, being partly offset by our investments in capital projects and the payment of our semi-annual dividends.
Debt
As at December 31, 2021 and December 31, 2020 the Company had repaid all of its borrowings under the revolving credit facility and as a result, the related deferred finance costs of $1.0 million (December 31, 2020 – $1.3 million) are now included within other current and non-current
assets at the balance sheet date.
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
At December 31, 2021, we had no debt outstanding under the revolving credit facility and $0.1 million of obligations under finance leases relating to certain fixed assets within our Fuel Specialties and Oilfield Services segments.
At December 31, 2021, our maturity profile of long-term debt and finance leases is set out below:

(in millions)
2022	$0.1
2023	—
2024	—
2025	—

Total debt	0.1
Current portion of long-term debt and finance leases	(0.1)

Long-term debt and finance leases, net of current portion	$—

Contractual Commitments
The following represents contractual commitments at December 31, 2021 and the effect of those obligations on future cash flows:

(in millions)	Total	2022	2023-24	2025-26	Thereafter
Operating activities
Plant closure provisions	56.5	5.8	9.6	6.1	35.0
Operating lease liabilities	35.5	12.4	14.7	6.7	1.7
Operating lease future commitments	8.8	1.8	3.6	3.0	0.4
Interest payments on debt	2.5	0.9	0.9	0.7	—
Investing activities
Capital commitments	23.5	21.5	2.0	—	—
Financing activities
Finance leases	0.1	0.1	—	—	—

Total debt	$126.9	$42.5	$30.8	$16.5	$37.1

Operating activities
Plant closure provisions represent those cash flows that the Company is currently obligated to pay or is expected to pay in respect of decontamination and environmental remediation activities, principally relating to asset retirement obligations at current and former facilities.
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
Outlook
Entering into 2022, we expect tight supply chains and elevated cost inflation to persist. We believe these conditions continue to be near-term risks which have the potential to adversely impact our businesses. Technology, customer service, pricing and gross margin management are in sharp focus, and we are cautiously optimistic that the supply-chain and inflation conditions which have dominated recent quarters will moderate in 2022, and we feel well positioned for continued growth in all our businesses.
We plan to continue our investment in R&D to improve our products and technology. Our leading chemistries and formulation expertise combined with our culture of highly responsive customer service make us a unique and nimble partner to our customers. We believe that we have a solid foundation for future technology-led,
organic growth.
Our strong balance sheet gives us the flexibility to move in parallel on all of our capital allocation priorities which include funding our $70 million growth investment plan in Performance Chemicals, pursuing complimentary acquisitions that may arise and continuing our track-record of increasing capital returns to shareholders through dividends and our newly announced $50 million share repurchase program.
Environmental Matters and Plant Closures
Under certain environmental laws the Company is responsible for the environmental remediation of hazardous substances or wastes at currently or formerly owned or operated properties.
As most of our manufacturing operations have been conducted outside the U.S., we expect that liability pertaining to the investigation and environmental remediation of contaminated properties is likely to be determined under
non-U.S.
law.
We evaluate costs for environmental remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs amounting to $56.5 million at December 31, 2021. See Note 13 of the Notes to the Consolidated Financial Statements for further details. Expenditure utilizing these provisions was $5.3 million, $4.1 million and $4.4 million in the years 2021, 2020 and 2019, respectively.

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
Interest Rate Risk
From time to time, the Company uses interest rate swaps to manage interest rate exposure. As at December 31, 2021 the Company had cash and cash equivalents of $141.8 million, and long-term debt and finance leases of $0.1 million (including current portion). Long-term debt comprises a $250.0 million revolving credit facility available to the Company. The credit facilities carry an interest rate based on U.S. dollar LIBOR plus a margin of between 1.05% and 2.30% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP
measures of liquidity defined in the credit facility.
At December 31, 2021, $0.0 million was drawn under the revolving credit facility.
The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2021 and December 31, 2020, there were no interest rate swaps in place. Interest rate swaps have previously been used to hedge interest rate risk on a term loan for a notional value that matched the repayment profile of the term loan.
The Company has $0.1 million long-term debt and finance leases (including the current portion) which is offset by $141.8 million cash and cash equivalents. The interest payable, including facility commitment fees, on long-term debt (excluding the margin) exceeds the interest receivable on positive cash balances. On a gross basis, assuming no additional interest on the cash balances and after deducting interest rate hedging, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year
period would impact net income and cash flows by approximately $0.0 million before tax. On a net basis, assuming additional interest on the cash balances, a hypothetical absolute change of 1% in U.S. base interest rates for a one-year
period would impact net income and cash flows by approximately $1.4 million before tax.
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
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innospec Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control – Integrated Framework
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
Plant Closure Provisions
As described in Notes 2 and 13 to the consolidated financial statements, at December 31, 2021, the Company has recognized plant closure provisions of $56.5 million principally relating to asset retirement obligations. The Company recognizes asset retirement obligations when there is an obligation based on a legal requirement or Company promise, and the costs can be reasonably estimated. The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs.
The principal considerations for our determination that performing procedures over the plant closure provision is a critical audit matter are the significant assumptions made by management relating to: (i) the program of work required; (ii) the timing and cost of performing the remediation work; and (iii) the credit-adjusted risk free rate used to discount the future obligations. This resulted in a high degree of auditor judgment, subjectivity and extent of effort to evaluate management’s estimates and assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the plant closure provision. These procedures also included, among others: (i) testing management’s process to develop the estimate; (ii) evaluating the appropriateness of the valuation method; (iii) assessing the reasonableness of significant assumptions, including the assessment of the program of work required, and timing and cost of remediation work; (iv) evaluating the scope, competency, and objectivity of management’s specialists based on the work they were engaged to perform; and (v) evaluating the credit-adjusted risk-free rate applied to calculate the present value of the future obligations. Professionals with specialized skill and knowledge were used to assist in performing these audit procedures.
/s/
PricewaterhouseCoopers LLP
Manchester, United Kingdom
February 16, 2022.
We have served as the Company’s auditor since 2019
.

CONSOLIDATED STATEMENTS OF INCOME
(
in millions, except share and per share data
)

	Years ended December 31
	2021	2020	2019
Net sales	$1,483.4	$1,193.1	$1,513.3
Cost of goods sold	(1,048.5)	(850.4)	(1,047.1)

Gross profit	434.9	342.7	466.2

Operating expenses:
Selling, general and administrative	(267.2)	(237.0)	(280.9)
Research and development	(37.4)	(30.9)	(35.4)
Restructuring charge	—	(21.3)	—
Impairment of intangible assets	—	(19.8)	—
Profit on disposal	1.8	—	—

Total operating expenses	(302.8)	(309.0)	(316.3)

Operating income	132.1	33.7	149.9
Other income, net	3.8	7.8	5.3
Interest expense, net	(1.5)	(1.8)	(4.8)

Income before income tax expense	134.4	39.7	150.4
Income tax expense	(41.3)	(11.0)	(38.2)

Net income	$93.1	$28.7	$112.2

Earnings per share:
Basic	$3.78	$1.17	$4.58

Diluted	$3.75	$1.16	$4.54

Weighted average shares outstanding (in thousands):
Basic	24,647	24,563	24,482

Diluted	24,854	24,779	24,728

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
in millions
)

Total comprehensive income for the years ended December 31	2021	2020	2019
Net income	$93.1	$28.7	$112.2
Changes in cumulative translation adjustment, net of tax of $2.0 million, $3.9 million and $(0.3) million, respectively	(20.2)	23.7	(6.0)
Changes in derivative instruments, net of tax of $0.0 million, $0.0 million and $(0.4) million, respectively	—	—	(1.5)
Amortization of prior service cost/(credit), net of tax of $(0.1) million, $0.1 million and $0.2 million, respectively	0.2	(0.4)	(0.7)
Amortization of actuarial net losses, net of tax of $(0.4) million, $(0.2) million and $0.0 million, respectively	2.2	1.5	—
Actuarial net gains/(losses) arising during the year, net of tax of $(9.0) million, $1.9 million and $(2.2) million, respectively	28.2	(7.7)	9.5

Total comprehensive income	$103.5	$45.8	$113.5

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(
in millions, except share and per share data
)

	At December 31
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$141.8	$105.3
Trade and other accounts receivable (less allowances of $5.1 million and $4.5 million, respectively)	284.5	221.4
Inventories (less allowances of $25.4 million and $19.4 million, respectively):
Finished goods	188.3	156.3
Raw materials	89.3	63.7

Total inventories	277.6	220.0
Prepaid expenses	18.0	14.9
Prepaid income taxes	5.8	4.2
Other current assets	0.4	0.4

Total current assets	728.1	566.2
Net property, plant and equipment	214.4	210.8
Operating leases right-of-use assets	35.4	40.1
Goodwill	364.3	371.2
Other intangible assets	57.5	75.3
Deferred tax assets	6.4	7.6
Pension asset	159.8	118.0
Other non-current assets	5.0	8.2

Total assets	$1,570.9	$1,397.4

Liabilities and Equity
Current liabilities:
Accounts payable	$148.7	$98.7
Accrued liabilities	166.5	129.8
Current portion of finance leases	0.1	0.5
Current portion of operating lease liabilities	12.4	11.3
Current portion of plant closure provisions	5.2	6.6
Current portion of accrued income taxes	3.7	5.5

Total current liabilities	336.6	252.4
Finance leases, net of current portion	—	0.1
Operating lease liabilities, net of current portion	23.1	28.9
Plant closure provisions, net of current portion	51.3	51.9
Accrued income taxes, net of current portion	30.6	32.4
Unrecognized tax benefits, net of current portion	16.3	16.0
Deferred tax liabilities	60.8	46.9
Pension liabilities and post-employment benefits	17.8	20.5
Other non-current liabilities	1.4	3.4

Equity:

Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	346.7	336.1
Treasury stock (4,780,806 and 4,958,599 shares at cost, respectively)	(90.6)	(93.3)
Retained earnings	822.9	758.6
Accumulated other comprehensive loss	(46.9)	(57.3)

Total Innospec stockholders’ equity	1,032.4	944.4
Non-controlling interest	0.6	0.5

Total equity	1,033.0	944.9

Total liabilities and equity	$1,570.9	$1,397.4

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years ended December 31
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$93.1	$28.7	$112.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.7	46.0	47.6
Impairment of intangible assets	—	19.8	—
Impairment of tangible assets	—	2.0	—
Deferred taxes	6.4	(2.5)	(0.8)
Profit on disposal	(1.8)	—	—
Cash contributions to defined benefit pension plans	—	—	(0.4)
Non-cash income of defined benefit pension plans	(3.5)	(4.0)	(6.1)
Stock option compensation	4.4	5.8	6.6
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(70.3)	74.4	(18.2)
Inventories	(62.0)	25.5	2.4
Prepaid expenses	(3.5)	(1.0)	(3.1)
Accounts payable and accrued liabilities	90.2	(45.9)	23.2
Plant closure provisions	(1.4)	8.5	—
Accrued income taxes	(3.2)	(10.3)	(2.4)
Unrecognized tax benefits	0.3	(0.4)	2.5
Other assets and liabilities	1.8	(0.7)	(1.9)

Net cash provided by operating activities	93.2	145.9	161.6

Cash Flows from Investing Activities
Capital expenditures	(39.1)	(29.7)	(29.9)
Proceeds on disposal of property, plant and equipment	2.9	—	—
Internally developed software	—	—	(1.1)

Net cash used in investing activities	(36.2)	(29.7)	(31.0)

Cash Flows from Financing Activities
Non-controlling interest	0.1	0.1	—
Proceeds from revolving credit facility	—	15.0	105.5
Repayments of revolving credit facility	—	(75.0)	(171.5)
Repayment of term loans	—	—	(82.5)
Repayment of finance leases	(0.6)	(1.1)	(1.7)
Refinancing costs	—	(0.3)	(1.5)
Dividend paid	(28.8)	(25.6)	(25.0)
Issue of treasury stock	10.1	2.2	1.2
Repurchase of common stock	(0.8)	(2.1)	(2.4)

Net cash used in financing activities	(20.0)	(86.8)	(177.9)
Effect of foreign currency exchange rate changes on cash	(0.5)	0.2	(0.1)

Net change in cash and cash equivalents	36.5	29.6	(47.4)
Cash and cash equivalents at beginning of year	105.3	75.7	123.1

Cash and cash equivalents at end of year	$141.8	$105.3	$75.7

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(
in millions
)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2018	$0.3	$324.9	$(92.8)	$668.3	$(75.7)	$0.5	$825.5
Net income				112.2			112.2
Dividend paid ($1.02 per share)				(25.0)			(25.0)
Changes in cumulative translation adjustment, net of tax					(6.0)		(6.0)
Share of net income						(0.1)	(0.1)
Changes in derivative instruments, net of tax					(1.5)		(1.5)
Treasury stock re-issued		(1.1)	1.9				0.8
Treasury stock repurchased			(2.4)				(2.4)
Stock option compensation		6.6					6.6
Amortization of prior service credit, net of tax					(0.7)		(0.7)
Actuarial net gains arising during the year, net of tax					9.5		9.5

Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				28.7			28.7
Dividend paid ($1.04 per share)				(25.6)			(25.6)
Changes in cumulative translation adjustment, net of tax					23.7		23.7
Share of net income						0.1	0.1
Treasury stock re-issued		(0.1)	2.1				2.0
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		5.8					5.8
Amortization of prior service credit, net of tax					(0.4)		(0.4)
Amortization of actuarial net losses, net of tax					1.5		1.5
Actuarial net gains arising during the year, net of tax					(7.7)		(7.7)

Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				93.1			93.1
Dividend paid ($1.16 per share)				(28.8)			(28.8)
Changes in cumulative translation adjustment, net of tax					(20.2)		(20.2)
Share of net income						0.1	0.1
Treasury stock re-issued		6.2	3.5				9.7
Treasury stock repurchased			(0.8)				(0.8)
Stock option compensation		4.4					4.4
Amortization of prior service credit, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					2.2		2.2
Actuarial net gains arising during the year, net of tax					28.2		28.2

Balance at December 31 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
The accompanying notes are an integral part of these statements.

5
9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Nature of Operations
Innospec develops, manufactures, blends, markets and supplies fuel additives, oilfield chemicals, personal care products and other specialty chemicals. Our products are sold primarily to oil and gas exploration and production companies, oil refiners, personal care and home care companies, formulators of agrochemical and metal extraction preparations and other chemical and industrial companies throughout the world. Our fuel additives help improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Performance Chemicals business provides effective technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical and metal extraction markets. Our Oilfield Services business supplies drilling and production chemicals which make exploration and production more cost-efficient, and more environmentally friendly. Our principal reportable segments are Fuel Specialties, Performance Chemicals and Oilfield Services.
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

6
0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Components of selling, general and administrative e
xpenses:
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
Research and development expens
es:
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
Business combinations:
The acquisition method of accounting requires that we recognize the assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the acquisition date net fair values of the assets acquired and the liabilities assumed
.
The determination of the fair values of certain assets and liabilities are usually based on significant estimates provided by management, such as forecast revenue or profit. In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate appropriate to the business being acquired. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.
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
The standard was adopted using prospective application and principally impacts the allowance for trade and other accounts receivables. Upon adoption, there was no adjustment made to opening retained earnings as at January 1, 2020. As a result of implementing the standard, the Company did not recognize any material change to the allowance within trade and other accounts receivable as at January 1, 2020. Trade and other accounts receivable are shown net of a $5.1 million allowance at December 31, 2021. The allowance remains immaterial to the financial statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6
4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment of their carrying value. A reduction in the amortization periods would have no impact on cash flows.
The estimated useful lives of the major classes of assets are as follows:

Technology	10 to 17 years
Customer lists	10 to 15 years
Brand names	5 to 10 years
Product rights	9 to 10 years
Internally developed software	3 to 5 years
Marketing related	11 years

Leases:
We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease ROU assets, and operating lease liabilities (current and non-current)
on our consolidated balance sheet at the reporting date. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current)
on our consolidated balance sheet at the reporting date.
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
The operating lease ROU asset excludes lease incentives and initial direct costs incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term unless payments are variable per the agreement. We do not separate related non-lease
components from lease components. Where we have lease payments linked to an index or inflationary rate, this rate has been used to value the asset and liability at the inception of the lease. If the payments are not linked to a specific index or inflationary rate, but can vary during the term of the agreement, they have been included at their actual value for each future period. In some circumstances the future expected payments may be dependent on other factors, for example production volumes, in which case we have used the minimum future expected payments to value the asset.
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

6
5

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
Plant closure provisions:
This includes both environmental compliance and remediation costs. Environmental compliance costs include ongoing maintenance, monitoring and similar costs and extend to environmental liabilities that result from other-than-normal operation of long-lived assets, for example pollution. Remediation costs relate to asset retirement obligations at our current and former manufacturing sites following retirement of the long-lived assets, linked to their normal operation. We recognize environmental liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is an obligation based on a legal requirement or Company promise, and the costs can be reasonably estimated. The vast majority of our plant closure provision relates to our Ellesmere Port site in the United Kingdom.
The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs. While we believe our assumptions for the liabilities are reasonable, they are subjective estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.

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
Note 3.     Segment Reporting and Geographical Area Data

The Fuel Specialties
, Performance Chemicals and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different. The Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020, as reported in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2021	2020	2019
Net Sales:
Refinery and Performance	$445.3	$372.9	$427.9
Other	173.0	139.8	155.8

Fuel Specialties	618.3	512.7	583.7

Personal Care	296.1	231.4	228.0
Home Care	93.0	87.0	93.4
Other	136.2	107.0	107.3

Performance Chemicals	525.3	425.4	428.7

Oilfield Services	339.8	255.0	479.9
Octane Additives	—	—	21.0

	$1,483.4	$1,193.1	$1,513.3

(in millions)	2021	2020	2019
Gross profit/(loss):
Fuel Specialties	$193.2	$160.3	$204.5
Performance Chemicals	125.2	103.8	100.1
Oilfield Services	116.5	80.8	159.9
Octane Additives	—	(2.2)	1.7

	$434.9	$342.7	$466.2

Operating income/(expense):
Fuel Specialties	$104.6	$84.5	$116.6
Performance Chemicals	70.9	54.8	48.7
Oilfield Services	10.4	(9.5)	39.7
Octane Additives	—	(2.8)	(0.7)
Corporate costs	(55.6)	(52.2)	(54.4)
Restructuring charge	—	(21.3)	—
Impairment of intangible assets	—	(19.8)	—
Profit on disposal	1.8	—	—

Total operating income	$132.1	$33.7	$149.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2021	2020	2019
Identifiable assets at year end:
Fuel Specialties	$571.3	$509.7	$499.7
Performance Chemicals	469.5	391.5	383.3
Oilfield Services	230.8	210.8	316.8
Octane Additives	—	—	24.2
Corporate	299.3	285.4	244.8

	$1,570.9	$1,397.4	$1,468.8

Identifiable assets relating to our tetra ethyl lead (“TEL”) operations are included within our Fuel Specialties segment in 2021 and 2020 and in our Octane Additives segment in 2019, as shown in the table above. Octane Additives ceased trading on June 30, 2020 and is no longer a reporting segment after that date. As a result, it is now appropriate to report the identifiable assets relating to the remaining TEL production within Fuel Specialties from July 1, 2020. Our TEL operations historically produced TEL for automotive gasoline, which is reported in our Octane Additives segment for the years presented above, and for our AvGas product line, which is reported in our Fuel Specialties segment.
The Company includes within the corporate costs line item the costs of:

•	managing the group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;

•	running the corporate offices in the U.S. and Europe;

•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and

•	the corporate share of the information technology, product technology, safety, health, environment, accounting and human resources departments.
The following tables analyze sales and other financial information by location:

(in millions)	2021	2020	2019
Net sales by source:
United States & North America	$821.6	$642.4	$897.2
United Kingdom	811.9	689.1	810.9
Rest of Europe	115.6	83.4	115.7
Rest of World	66.4	45.6	47.8
Sales between areas	(332.1)	(267.4)	(358.3)

	$1,483.4	$1,193.1	$1,513.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2021	2020	2019
Income before income taxes:
United States & North America	$54.6	$—	$53.9
United Kingdom	46.1	16.9	67.0
Rest of Europe	26.4	19.7	27.2
Rest of World	7.3	3.1	2.3

	$134.4	$39.7	$150.4

Long-lived assets at year end:
United States & North America	$137.3	$141.0	$156.0
United Kingdom	55.4	61.3	70.4
Rest of Europe	112.0	123.2	116.6
Rest of World	0.2	0.2	0.3

	$304.9	$325.7	$343.3

Identifiable assets at year end:
United States & North America	$464.9	$368.8	$419.5
United Kingdom	533.7	455.8	487.2
Rest of Europe	164.7	171.0	163.2
Rest of World	43.3	30.6	35.9
Goodwill	364.3	371.2	363.0

	$1,570.9	$1,397.4	$1,468.8

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.     Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2021	2020	2019
Numerator (in millions):
Net income available to common stockholders	$93.1	$28.7	$112.2

Denominator (in thousands):
Weighted average common shares outstanding	24,647	24,563	24,482
Dilutive effect of stock options and awards	207	216	246

Denominator for diluted earnings per share	24,854	24,779	24,728

Net income per share, basic:	$3.78	$1.17	$4.58

Net income per share, diluted:	$3.75	$1.16	$4.54

In 2021, 2020 and 2019 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 18,378, 17,980 and 6,270 respectively.
Note 5.     Restructuring
During 2020, the Company recorded a charge of $21.3 million for the restructuring of its Octane Additives segment in line with the end of the manufacturing and sale of TEL for use in motor gasoline. As a result, the Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020.
Production of TEL will continue for sales of our AvGas product line, as reported within our Fuel Specialties segment.
The restructuring charge comprised the future committed costs of environmental monitoring of $2.0 million, remediation of facilities of $7.5 million, contract termination costs of $7.2 million, impairment of tangible assets of $2.0 million and costs of redundancy due to the down-sizing
of the TEL operations of $2.6 million. During the years ended December 31, 2021 and December 31, 2020 the utilization and the unwinding of the discounting was not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(in millions)	2021	2020
Land	$20.7	$21.6
Buildings	69.5	65.5
Equipment	371.5	349.9
Work in progress	23.7	27.5

	485.4	464.5
Less accumulated depreciation and impairment	(271.0)	(253.7)

	$214.4	$210.8

Of the total net book value of equipment at December 31, 2021, $0.5 million are in respect of assets held under finance leases (2020 – $1.0 million).
Depreciation charges were $26.3 million, $24.7 million and $23.6 million in 2021, 2020 and 2019, respectively.

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
The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$0.5	$1.0
Interest on lease liabilities	—	—

Total finance lease cost	0.5	1.0
Operating lease cost	13.8	12.8
Short-term lease cost	3.8	3.2
Variable lease cost	0.3	0.3

Total lease cost	$18.4	$17.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.1	$15.9
Operating cash flows from finance leases	0.5	1.2
Finance cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5.2	$5.7
Finance leases	—	—
Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31 2021	December 31 2020
Operating leases:
Operating lease right-of-use assets	$35.4	$40.1

Current portion of operating lease liabilities	$12.4	$11.3
Operating lease liabilities, net of current portion	23.1	28.9

Total operating lease liabilities	$35.5	$40.2

Finance leases:
Property, plant and equipment at cost	$5.0	$9.0
Accumulated depreciation	(4.5)	(8.0)

Net property, plant and equipment	$0.5	$1.0

Current portion of finance leases	$0.1	$0.5
Finance leases, net of current portion	—	0.1

Total finance lease liabilities	$0.1	$0.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions except lease term and discount rate)	December 31 2021	December 31 2020

Weighted average remaining lease term:
Operating leases	4.9 years	4.1 years
Finance leases	0.5 years	1.1 years
Weighted average discount rate:
Operating leases	2.5%	3.0%
Finance leases	2.5%	2.6%
Maturities of lease liabilities were as follows as at December 31, 2021:

(in millions)	Operating Leases	Finance Leases
Within one year	$12.5	$0.1
Year two	9.0	—
Year three	6.0	—
Year four	3.9	—
Year five	3.1	—
Thereafter	3.2	—

Total lease payments	37.7	0.1
Less imputed interest	(2.2)	—

Total	$35.5	$0.1

As of December 31, 2021, additional operating and finance leases that have not yet commenced are $8.8 million.
Future lease payment for all
non-cancellable
operating and finance leases as of December 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
Within one year	$11.4	$0.5
Year two	9.4	0.1
Year three	8.2	—
Year four	5.5	—
Year five	3.8	—
Thereafter	4.6	—

Total lease payments	42.9	0.6
Less imputed interest	(2.7)	—

Total	$40.2	$0.6

As of December 31, 2020, additional operating and finance leases that have not yet commenced are $0.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.     Goodwill
The following table analyzes goodwill movement for 2021 and 2020.

(in millions)	Fuel Specialties	Performance Chemicals	Oilfield Services	Octane Additives	Total
At December 31, 2019
Gross cost (1)	$207.7	$110.5	$44.8	$236.5	$599.5
Accumulated impairment losses	—	—	—	(236.5)	(236.5)

Net book amount	$207.7	$110.5	$44.8	$—	$363.0

Exchange effect	0.2	8.0	—	—	8.2
At December 31, 2020
Gross cost (1)	$207.9	$118.5	$44.8	$—	$371.2
Accumulated impairment losses	—	—	—	—	—

Net book amount	$207.9	$118.5	$44.8	$—	$371.2

Exchange effect	(0.3)	(6.6)	—	—	(6.9)
At December 31, 2021
Gross cost (1)	$207.6	$111.9	$44.8	$—	$364.3
Accumulated impairment losses	—	—	—	—	—

Net book amount	$207.6	$111.9	$44.8	$—	$364.3

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2021, 2020 and 2019. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units. Due to the triggering events of the
COVID-19
pandemic and the reduction in oil prices and their impact on our business, we performed a step one impairment review at June 30, 2020. The impairment assessment indicated the fair values substantially exceeded the carrying values for all operating segments.
We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 9.     Other Intangible Assets
The following table analyzes other intangible assets movement for 2021 and 2020.

(in millions)	2021	2020
Gross cost at January 1	$298.9	$294.8
Exchange effect	(3.7)	4.1

Gross cost at December 31	295.2	298.9

Accumulated amortization at January 1	(223.6)	(181.3)
Amortization expense	(16.0)	(20.9)
Impairment	—	(19.8)
Exchange effect	1.9	(1.6)

Accumulated amortization at December 31	(237.7)	(223.6)

Net book amount at December 31	$57.5	$75.3

Amortization expense
The amortization expense was $16.0 million, $20.9 million and $23.0 million in 2021, 2020 and 2019, respectively. Excluding the impact of foreign exchange translation on the balance sheet, $2.3 million, $2.9 million and $3.4 million of amortization, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
assets relate to technology ($10.0 million) and customer relationships ($9.8 million). There was no impairment indicated on the other businesses within the Oilfield Services operating segment.
Other intangible assets at December 31, 2021 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(31.5)
Brand names	8.9	(7.2)
Technology	55.1	(37.7)
Customer relationships	125.3	(90.7)
Internally developed software	43.1	(41.8)
Other	28.8	(28.8)

	$295.2	$(237.7)

Other intangible assets at December 31, 2020 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(27.7)
Brand names	8.9	(6.6)
Technology	55.1	(35.4)
Customer relationships	128.3	(84.0)
Internally developed software	43.4	(40.7)
Other	29.2	(29.2)

	$298.9	$(223.6)

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2022	$14.5
2023	$11.2
2024	$10.4
2025	$7.4
2026	$7.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.     Pension and Post-Employment Benefits
United Kingdom plan
The Company maintains a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”). The UK Plan is closed to future service accrual and has a large number of deferred and current pensioners. The Projected Benefit Obligation (“PBO”) is based on final salary and years of credited service reduced by social security benefits according to a plan formula. Normal retirement age is 65 but provisions are made for early retirement. The UK Plan’s assets are invested by several investment management companies in funds holding United Kingdom and overseas equities, United Kingdom and overseas fixed interest securities, index linked securities, property unit trusts and cash or cash equivalents. The trustees’ investment policy is to seek to achieve specified objectives through investing in a suitable mixture of real and monetary assets. The trustees recognize that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the UK Plan to meet its liabilities at an acceptable level of risk for the trustees and an acceptable level of cost to the Company.
In 2021, the Company contributed $0.0 million (2020 – $0.0 million) in cash to the UK Plan in accordance with an agreement with the trustees. For the year ending December 31, 2022, there are no plans to make cash contributions to the UK Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The service cost shown in the table below has been recognized in selling, general and administrative expenses within corporate costs and the other items recognized within other income, net.

(in millions)	2021	2020	2019
Service cost	$1.6	$1.2	$0.9
Interest cost on PBO	7.6	11.2	15.2
Expected return on plan assets	(15.5)	(17.8)	(22.0)
Amortization of prior service cost/(credit)	0.3	(0.5)	(0.9)
Amortization of actuarial net losses	1.6	0.9	—
Settlement event	(0.3)	—	—

Net periodic benefit	$(4.7)	$(5.0)	$(6.8)

Plan assumptions at December 31, (%):
Discount rate	1.84	1.36	1.95
Inflation rate	3.55	2.35	2.25
Rate of return on plan assets – overall on bid-value	2.30	2.00	2.50

Plan asset allocation by category (%):
Debt securities and insurance contracts	82	86	86
Equity securities and real estate	5	10	10
Cash	13	4	4

	100	100	100

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

A 0.25% change in the discount rate assumption would change the PBO at December 31, 2021 by approximately $22 million and the net pension credit for 2022 would change by approximately $1.4 million. A 0.25% change in the level of price inflation assumption would change the PBO at December 31, 2021 by approximately $14 million and the net pension credit for 2022 by approximately $0.3 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Movements in PBO and fair value of Plan assets are as follows:

(in millions)	2021	2020
Change in PBO:
Opening balance	$758.7	$701.0
Interest cost	7.6	11.2
Service cost	1.6	1.2
Benefits paid	(37.3)	(45.5)
Settlements	(10.6)	—
Plan amendments	5.4	5.5
Actuarial losses/(gains)	(40.5)	61.1
Exchange effect	(5.8)	24.2

Closing balance	$679.1	$758.7

Fair value of plan assets:
Opening balance	$876.7	$816.9
Benefits paid	(37.3)	(45.5)
Settlements	(10.6)	—
Actual return on assets	17.5	77.6
Exchange effect	(7.4)	27.7

Closing balance	$838.9	$876.7
Net pension asse t	$159.8	$118.0

The current investment strategy of the UK Plan is to divest equity securities and real estate in order to achieve a lower risk return on assets from debt securities and cash.
The UK Plan holds approximately 10% (December 31, 2020 – 11%) of the Plan’s assets in debt securities issued by non-US
governments and government agencies. No more than 5% of the Plan’s assets were invested in any one individual company’s investment funds.
For the vast majority of assets, a market approach is adopted to assess the fair value of the assets, with the inputs being the quoted market prices for the actual securities held in the relevant fund.
Settlement
The 2021 settlement threshold for the total of interest cost and service cost was triggered in October 2021 by the level of transfers paid out of the UK Plan during the year. As a result, a settlement value of $10.6 million has been included for the PBO movements in 2021.
Debt securities
Fixed income securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and are classified as Level 1. Corporate debt securities are classified as Level 2 in line with the industry standard.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company also invests in real estate as a low risk asset backed security, classified as Level 1.
The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2021
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$80.3	$		$		$80.3
Corporate debt securities			445.7			445.7
Equity backed securities:
Other financial derivatives			(1.5)			(1.5)
Other asset backed securities:
Insurance contracts					162.2	162.2
Real estate	47.0					47.0

Total assets at fair value	127.3		444.2		162.2	733.7
Cash	105.2					105.2

Total plan assets	$232.5		$444.2		$162.2	$838.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
At December 31, 2020
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$99.5	$		$		$99.5
Corporate debt securities			488.0			488.0
Equity backed securities:
Other financial derivatives			(2.3)			(2.3)
Investments measured at net asset value (1)						51.0
Other asset backed securities:
Insurance contracts					167.4	167.4
Real estate	40.2					40.2

Total assets at fair value	139.7		485.7		167.4	843.8
Cash	32.9					32.9

Total plan assets	$172.6		$485.7		$167.4	$876.7

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value table with a hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The reconciliation of the fair value of the Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2019	$157.9

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	10.8
Purchases, issuances and settlements	(6.6)
Exchange effect	5.3

Balance at December 31, 2020	$167.4

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	3.3
Purchases, issuances and settlements	(7.0)
Exchange effect	(1.5)

Balance at December 31, 2021	$162.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The projected net periodic benefit for the year ending December 31, 2022 is as follows:

(in millions)
Service cost	$2.4
Interest cost on PBO	11.0
Expected return on plan assets	(17.5)
Amortization of prior service credit	0.5
Amortization of actuarial net losses	—

Net periodic benefit	$(3.6)

The following benefit payments are expected to be made:

(in millions)
2022	$37.6
2023	$36.8
2024	$36.8
2025	$36.7
2026	$36.1
2027-2031	$175.5
German plan
The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”), which is reported within our Fuel Specialties segment. The German plan is closed to new entrants and has no assets.
The service cost shown in the table below has been recognized in selling, general and administrative expenses within corporate costs and the other items recognized within other income, net.

(in millions)	2021	2020	2019
Service cost	$0.1	$0.1	$0.1
Interest cost on PBO	0.1	0.1	0.2
Amortization of actuarial net loss	1.0	0.8	0.3

Net periodic cost	$1.2	$1.0	$0.6

Plan assumptions at December 31, (%):

Discount rate	0.90	0.40	0.80
Inflation rate	2.00	1.50	1.75
Rate of increase in compensation levels	2.75	2.75	2.75

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Movements in PBO of the German plan are as follows:

(in millions)	2021	2020
Change in PBO:
Opening balance	$15.2	$13.3
Service cost	0.1	0.1
Interest cost	0.1	0.1
Benefits paid	(0.4)	(0.3)
Actuarial losses/(gains)	(0.7)	0.8
Exchange effect	(1.1)	1.2

Closing balance	$13.2	$15.2

Other plans
As at December 31, 2021, we have post-employment obligations in our Performance Chemicals European businesses with a liability of $4.6 million (December 31, 2020 – $5.3 million). For the year ended December 31, 2021 we have recognized an actuarial loss of $0.1 million in other comprehensive loss in relation to the Performance Chemicals pension in France (December 31, 2020 – $0.2 million).
Company contributions to defined contribution schemes during 2021 were $10.9 million (2020 – $10.3 million), across all our reporting segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognised Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2019	$13.4	$0.6	$14.0
Additions for tax positions of prior periods	1.0	1.4	2.4

Closing balance at 31 December, 2019	14.4	2.0	16.4
Current	—	—	—

Non-current	$14.4	$2.0	$16.4

Opening balance at January 1, 2020	$14.4	$2.0	$16.4
Reductions for tax positions of prior periods	(1.2)	(0.2)	(1.4)
Additions for tax positions of prior periods	0.4	0.6	1.0

Closing balance at 31 December, 2020	13.6	2.4	16.0
Current	—	—	—

Non-current	$13.6	$2.4	$16.0

Opening balance at January 1, 2021	$13.6	$2.4	$16.0
Reductions for tax positions of prior periods	(1.3)	0.0	(1.3)
Additions for tax positions of prior periods	0.9	0.7	1.6

Closing balance at 31 December, 2021	13.2	3.1	16.3
Current	—	—	—

Non-current	$13.2	$3.1	$16.3

All of the $16.3 million of unrecognised tax benefits would impact our effective tax rate if recognised.
During 2021, a
non-U.S.
subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”). The Company determined that additional tax and interest totaling $1.0 million may arise during the course of the PDCF review process which is currently ongoing.
As previously disclosed, a
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.3 million may arise as a consequence of the tax audit. This includes additional interest accrued of $0.1 million and a reduction for foreign exchange movements of $0.2 million recorded during 2021. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously disclosed, in 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $12.0 million may arise in relation to this item. This includes a reduction in the unrecognized tax benefit of $0.9 million related to adjustments recognized during 2021 that would offset adjustments arising as a consequence of the Tax Act. This also includes an increase in interest accrued of $0.5 million during 2021.
In addition to the items noted above, an amount of $0.2 million was also released during 2021 in relation to a non-significant
position taken in a prior period in relation to one of the Company’s
non-U.S.
subsidiaries. This was released following confirmation from the tax authorities that no further amounts fall due.
The Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of year 2017 and for years 2018 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Spain (2018 onwards), France (2019 onwards), Germany (2018 onwards), Switzerland (2017 onwards) and the U.K. (2017 onwards).
The sources of income before income taxes were as follows:

(in millions)	2021	2020	2019
Domestic	$53.2	$(0.7)	$52.4
Foreign	81.2	40.4	98.0

	$134.4	$39.7	$150.4

The components of income tax expense are summarized as follows:

(in millions)	2021	2020	2019
Current:
Federal	$12.4	$6.1	$13.8
State and local	2.6	0.5	2.3
Foreign	19.4	6.8	22.9

	34.4	13.4	39.0

Deferred:
Federal	(1.9)	(2.8)	(3.0)
State and local	(0.3)	(0.4)	(0.5)
Foreign	9.1	0.8	2.7

	6.9	(2.4)	(0.8)

	$41.3	$11.0	$38.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash payments for income taxes were $36.8 million, $23.4 million and $37.6 million during 2021, 2020 and 2019, respectively.
The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Foreign income inclusions	1.7	7.1	0.3
Foreign tax rate differential	1.0	4.2	(0.3)
Tax charge/(credit) from previous years	0.6	3.7	1.8
Net charge/(credit) from unrecognized tax benefits	0.4	(1.7)	1.1
Foreign currency transactions	0.1	(4.5)	(1.0)
Effect of U.S. tax law change	—	—	0.6
Tax on unremitted earnings	0.1	0.3	(0.1)
Non-deductible foreign interest	—	0.7	0.8
Change in U.K. statutory tax rate	5.4	6.9	—
State and local taxes	1.3	1.5	1.4
U.S. incentive for foreign derived intangible income	(1.5)	(1.5)	(0.5)
Innovation incentives – current year	(1.1)	(4.9)	(0.6)
Innovation incentives – prior years	—	(5.3)	—
Non-deductible officer compensation	0.2	1.8	0.2
Tax on closure of legacy operations	1.6	—	—
Other items and adjustments, net	(0.1)	(1.6)	0.7

	30.7%	27.7%	25.4%

During 2021, an income tax rate increase was enacted in the U.K.. The increase in the rate of tax from 19% to 25% will take effect on 1 April 2023. The Company’s U.K. deferred tax liabilities have been revalued at the higher rate. This revaluation increased the 2021 tax charge by $7.3 million and had a significant negative impact on the effective tax rate.
Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may prevent offset. The effective tax rate is negatively impacted by the net impact of foreign inclusions post foreign tax credit usage in 2021.
During 2021, to facilitate the closure of legal entities who had historically operated as part of the Octane Additives business segment, that ceased to operate in June 2020, a reorganization took place to distribute assets unrelated to the Octane Additives business prior to commencing liquidation proceedings. Tax arising on the distribution of assets in relation to the reorganization totaled $2.2 million and this had a negative impact on the effective tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The effective tax rate was positively impacted by an increase in foreign-derived intangible income, as a result of U.S. subsidaries serving
non-U.S.
markets. This reduced the tax charge in 2021 by $2.0 million which had a positive impact on the effective tax rate.
Other items do not have a significant impact on the effective tax rate.
Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2021	2020
Deferred tax assets:
Stock compensation	$5.2	$5.3
Net operating loss carry forwards	12.0	9.8
Other intangible assets	11.1	10.6
Accretion expense	3.2	3.2
Restructuring provision	2.0	1.4
Employee related liabilities	4.1	0.2
Foreign tax credits	1.9	2.0
Operating lease liabilities	10.6	9.2
Other	7.4	6.7

Subtotal	57.5	48.4
Less valuation allowance	(0.8)	(1.1)

Total net deferred tax assets	$56.7	$47.3

Deferred tax liabilities:
Property, plant and equipment	$(23.6)	$(21.3)
Intangible assets including goodwill	(29.8)	(28.3)
Pension asset	(38.2)	(20.5)
Customer relationships	(4.5)	(4.4)
Unremitted overseas earnings	(1.9)	(2.0)
Right-of-use assets	(10.6)	(9.2)
Other	(2.5)	(0.9)

Total deferred tax liabilities	$(111.1)	$(86.6)

Net deferred tax liability	$(54.4)	$(39.3)

Deferred tax assets	$6.4	$7.6
Deferred tax liabilities	(60.8)	(46.9)

	$(54.4)	$(39.3)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Available evidence considered in determining the use of deferred tax assets includes, but is not limited to, cumulative losses arising in recent accounting periods, the Company’s estimate of future taxable income and any applicable tax-planning
strategies. Based on such

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evidence, if it is more likely than not that some portion or all of such deferred tax assets will not be realized, a valuation allowance is recorded to reduce the Company’s deferred tax assets. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $0.8 million has been recorded to recognise only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if other evidence becomes available.
As of December 31, 2021, the Company has approximately $5.4 million of tax-effected
U.S. federal net operating loss carryforwards. These loss carryforwards can be carried forward indefinitely without expiration, and the Company expects to utilize the losses in their entirety. The Company has approximately $0.4 million of tax-effected
state net operating loss carryforwards, net of federal benefit. Some of these loss carryforwards will begin to expire in 2036 if not utilized, while other can be carried forward indefinitely. The Company also has approximately $5.4 million of tax-effected
foreign net operating loss carryforwards, net of valuation allowance, across five of the Company’s foreign subsidiaries, which can also be carried forward indefinitely.
Note 12.    Long-Term Debt
As at December 31, 2021, and December 31, 2020, the Company has
 not drawn down on its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
The deferred finance costs of $1.0 million (December 31, 2020 – $1.3 million) related to the arrangement of the credit facility, are included within other current and non-current
assets at the balance sheet dates.

(in millions)	2021	2020
Gross cost at January 1	$1.8	$1.5
Capitalized in the year	—	0.3

	1.8	1.8

Accumulated amortization at January 1	$(0.5)	$(0.1)
Amortization in the year	(0.3)	(0.4)

	$(0.8)	$(0.5)

Net book value at December 31	$1.0	$1.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $0.3 million, $0.4 million and $1.0 million in 2021, 2020 and 2019, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.
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

The weighted average rate of interest on borrowings was 0.00% at December 31, 2021 and 2.20% at December 31, 2020. Payments of interest on long-term debt were $0.0 million, $0.8 million and $4.8 million in 2021, 2020 and 2019, respectively.
The net cash outflows in respect of refinancing costs were $0.0 million, $0.3 million and $1.5 million in 2021, 2020 and 2019, respectively.

Note 13.    Plant Closure Provisions
The Company has continuing plans to remediate manufacturing facilities at sites around the world as and when those operations are expected to cease or we are required to decommission the sites according to local laws and regulations. The liability for estimated plant closure costs includes costs for environmental remediation liabilities and asset retirement obligations.
The principal site giving rise to asset retirement obligations is the manufacturing site at Ellesmere Port in the United Kingdom. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Movements in the provisions are summarized as follows:

(in millions)	2021	2020	2019
Total at January 1	$58.5	$49.3	$49.5
Charge for the period excluding restructuring	3.9	5.1	4.4
Restructuring (see Note 5)	—	7.5	—
Utilized in the period	(5.3)	(4.1)	(4.4)
Exchange effect	(0.6)	0.7	(0.2)

Total at December 31	56.5	58.5	49.3
Due within one year	(5.2)	(6.6)	(5.6)

Due after one year	$51.3	$51.9	$43.7

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.
The charge for the period in 2021 represents the accretion expense recognized of $3.8 million and a further $0.1 million primarily in respect of changes in the expected cost and scope of future remediation activities.
The charges for plant closure provisions are recognized in cost of goods sold for our reporting segments and within selling, general and administrative expenses for Corporate costs.
The Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020. As a result, there was a one-off charge in 2020 of
$7.5 million for the restructuring activities related to the legacy production of TEL for use in motor gasoline.
We recognize environmental remediation liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is an obligation based on a legal requirement or Company promise, and the costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in.
Expenditure utilizing plant closure provisions was
 $5.3 million, $4.1 million and $4.4 million in 2021, 2020 and 2019, respectively.

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
The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$141.8	$141.8	$105.3	$105.3
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	3.9	3.9	—	—
Liabilities
Non-derivatives:
Finance leases (including current portion)	0.1	0.1	0.6	0.6
Derivatives (Level 1 measurement):
Other current liabilities:
Foreign currency forward exchange contracts	1.2	1.2	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	17.3	17.3	17.2	17.2
The following methods and assumptions were used to estimate the fair values:
Cash and cash equivalents:
The carrying amount approximates fair value because of the short-term maturities of such instruments.
Emissions Trading Scheme credits:
The fair value is determined by the open market pricing at the end of the reporting period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Note 15.    Derivative Instruments and Risk Management
The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate, raw material cost exposures and greenhouse gases emission allowances, as the need arises.
The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2021 and at December 31, 2020, there were no interest rate swaps in place with all swaps having been settled during 2019. Interest rate swaps were previously in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan. The interest rate swaps in the prior years were designated as hedging instruments, and their impact on other comprehensive loss for 2019 was a loss of $1.9 million.
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2021, foreign currency forward exchange contracts with a notional value of $113 million were in place (December 31, 2020 $127.2 million), with maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2021 was a gain of $1.0 million (2020 – loss $1.5 million).
As at December 31, 2021 and December 31, 2020 the Company did not hold any raw material derivatives.
The Company participates in the new United Kingdom Emissions Trading Scheme (“UK ETS”) which was launched on January 1, 2021. Emissions trading schemes work on the ‘cap

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and trade’ principle, where a cap is set on the total amount of certain greenhouse gases that can be emitted by sectors covered by the scheme. This limits the total amount of carbon that can be emitted. Within this cap, participants receive free allowances and/or buy emission allowances at auction or on the secondary market which they can trade with other participants as needed. As at December 31, 2021, the Company held UK ETS credits of $3.9 million (December 31, 2020 – $0.0 million).
The Company sells a range of specialty chemicals to major oil refiners and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

Note 16.    Commitments and Contingencies
Environmental remediation liabilities and asset retirement obligations
Commitments in respect of environmental remediation liabilities and asset retirement obligations are disclosed in Note 13 of the Notes to the Consolidated Financial Statements.
Capital commitments
The estimated additional cost to complete work in progress at December 31, 2021 is $23.5 million (2020 – $14.7 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at December 31, 2021, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $4.6 million (December 31, 2020 – $9.9 million). The remaining terms of the fixed maturity guarantees vary from approximately 1 month to 5 years, with some further guarantees having no fixed expiry date.

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
Note 17.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2021	2020	2019	2021	2020	2019
At January 1	29,554.5	29,554.5	29,554.5	4,959	5,047	5,121
Exercise of options	—	—	—	(185)	(109)	(104)
Stock purchases	—	—	—	7	21	30

At December 31	29,554.5	29,554.5	29,554.5	4,781	4,959	5,047

At December 31, 2021, the Company had authorized common stock of 40,000,000 shares (2020 - 40,000,000).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of stock options is measured on the grant date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following weighted average assumptions were used to determine the grant-date fair value of options:

	2021	2020	2019
Dividend yield	1.03%	1.18%	1.09%
Expected life	5 years	5 years	5 years
Volatility (daily)	40.3%	27.0%	26.8%
Risk free interest rate	0.23%	1.13%	2.48%
The following table summarizes the transactions of the Company’s stock option plans for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	442,893	$32.49	$45.31
Granted – at discount	81,596	$0.00	$92.37
– at market value	10,688	$99.85	$32.73
Exercised	(185,488)	$53.07	$30.28
Forfeited	(63,656)	$6.29	$68.80

Outstanding at December 31, 2021	286,033	$18.08	$62.88

At December 31, 2021, there were 107,383
(Weighted Average Exercise Price $22.54, Weighted Average Grant-Date Fair Value $43.65) stock options that were exercisable
,
66,190
had performance conditions attached.
The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

The stock option compensation cost for 2021, 2020 and 2019 was $4.4 million, $5.8 million and $6.6 million, respectively. The total intrinsic value of options exercised in 2021, 2020 and 2019 was $3.7 million, $4.9 million and $3.5 million, respectively. The total intrinsic value of options outstanding at December 31, 2021 is $20.7 million.
The total compensation cost related to
non-vested
stock options not yet recognized at December 31, 2021 was $7.1 million and this cost is expected to be recognized over the weighted-average period of 1.93 years.
In 2021, the Company recorded a current tax benefit of $1.3 million in respect of stock option compensation (2020 – $1.6 million). This amount is inclusive of excess tax benefits.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock equivalent units
The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and linked to the Innospec Inc. share price. SEUs have vesting periods ranging from six months to 5 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2021 the liability for SEUs of $17.3 million is included in accrued liabilities in the consolidated balance sheets until they are cash settled.
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
The fair value of SEUs is measured at the balance sheet date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model. The following assumptions were used to determine the fair value of SEUs at the balance sheet dates:

	2021	2020	2019
Dividend yield	1.28%	1.15%	0.99%
Expected life	5 years	5 years	5 years
Volatility (daily)	39.6%	39.9%	26.6%
Risk free interest rate	0.97%	0.17%	1.62%
The following table summarizes the transactions of the Company’s SEUs for the year ended December 31, 2021:

	Number of SEUs	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2020	390,164	$4.35	$63.96
Granted – at discount	199,431	$0.00	$85.54
– at market value	3,803	$99.85	$32.71
Exercised	(40,115)	$17.27	$44.22
Forfeited	(25,345)	$2.52	$66.45

Outstanding at December 31, 2021	527,938	$2.50	$73.27

At December 31, 2021, there were 25,877
(Weighted Average Exercise Price $12.41, Weighted Average Grant-Date Fair Value $47.12) SEUs that were exercisable
,
21,074
had performance conditions attached.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charges for SEUs are spread over the life of the award subject to a revaluation to fair value each quarter. The revaluation may result in a charge or a credit to the income statement in the quarter dependent upon our share price and other performance criteria.
The SEU compensation cost for 2021, 2020 and 2019 was $3.1 million, $1.9 million and $20.1 million, respectively. The total intrinsic value of SEUs exercised in 2021, 2020 and 2019 was $1.8 million, $6.3 million and $7.3 million, respectively. The total intrinsic value of SEUs outstanding at December 31, 2021 is $46.4 million.
The weighted-average remaining vesting period of
non-vested
SEUs is 1.31 years.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.

Note 19.    Reclassifications out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss for 2021 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$0.3	See (1) below
Amortization of actuarial net losses	2.6	See (1) below

	2.9	Total before tax
	(0.5)	Income tax expense

Total reclassifications	$2.4	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for 2021, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2020	$(19.9)	$(37.4)	$(57.3)

Other comprehensive income before reclassifications	—	(20.2)	(20.2)
Amounts reclassified from AOCL	2.4	—	2.4
Actuarial net gains arising during the year	28.2	—	28.2

Net current period other comprehensive income	30.6	(20.2)	10.4

Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications out of accumulated other comprehensive loss for 2020 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service credit	$(0.5)	See (1) below
Amortization of actuarial net losses	1.7	See (1) below

	1.2	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$1.1	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Changes in accumulated other comprehensive loss for 2020, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2019	$(13.3)	$(61.1)	$(74.4)

Other comprehensive income before reclassifications	0.0	23.7	23.7
Amounts reclassified from AOCL	1.1	—	1.1
Actuarial net gains arising during the year	(7.7)	—	(7.7)

Net current period other comprehensive income	(6.6)	23.7	17.1

Balance at December 31, 2020	$(19.9)	$(37.4)	$(57.3)

Note 20.    Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU)
No. 2019-12,
Simplifying the Accounting for Income Taxes (Topic 740). This guidance removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Adopting the new standard on January 1, 2021 has not impacted the Company’s prior period comparatives and has not had a material impact on the Company’s consolidated financial statements, including its accounting policies, processes and systems.
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This provides various practical expedients to account for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract modification for loan agreements, lease agreements and derivative instruments currently referencing the London Interbank Offered Rate (“LIBOR”) up to December 31,
2022
. At December 31, 2021 the Company has not modified contracts covered by this ASU to change a reference to LIBOR. We will continue to evaluate the use of the expedients covered by this ASU through 2022, but we do not expect there to be a material impact on the Company’s results.
Note 21.    Related Party Transactions
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In 2021 the Company purchased product from AdvanSix for $0.4 million (2020 – $0.3 million). As at December 31, 2021, the Company owed $0.1 million to AdvanSix (December 31, 2020 – $0.0 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2021, 2020 and 2019 the Company incurred fees payable to SGR of $0.1 million, $0.8 million and $0.5 million, respectively. As at December 31, 2021 the Company owed $0.0 million to SGR (December 31, 2020 – $0.1 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2021 for a value of $0.6 million (2020 – $0.2 million; 2019 – $0.4 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at December 31, 2021 EMR owed $0.0 million (December 31, 2020 – $0.0 million).
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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of December 31, 2021.
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
Based on criteria in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management,

including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2021.
Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is included in Item 8 of this Annual Report on Form
10-K.
Changes in Internal Controls over Financial Reporting
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This is intended to result in refinements to processes throughout the Company.
There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules
13a-15
and
15d-15
under the Securities Exchange Act of 1934, have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	Other Information
None.

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10	Directors, Executive Officers and Corporate Governance
The information set forth under the headings “Election of three Class III Directors,” “Ratification of the election of one Class I Director,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2022 (“the Proxy Statement”) is incorporated herein by reference.
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
investor@innospec.com
. These and other documents can also be accessed via the Company’s website,
www.innospec.com
.

The Company intends to disclose on its website
www.innospec.com
any amendments to, or waivers from, its’ Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or Nasdaq.
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
Information regarding fees and services related to the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is provided under the heading “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. Information regarding the Audit Committee’s pre-approval
policies and procedures is provided under the heading “Audit Committee
Pre-approval
Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(1)	Financial Statements
The Consolidated Financial Statements (including notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP (PCAOB ID 00876) dated February 16, 2022, are set forth in Item 8.

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
February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 16, 2021:

/s/ MILTON C. BLACKMORE Milton C. Blackmore	Chairman and Director

/s/ PATRICK S. WILLIAMS Patrick S. Williams	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ IAN P. CLEMINSON Ian P. Cleminson	Executive Vice President and Chief Financial Officer

/s/ GRAEME BLAIR Graeme Blair	Head of Group Finance (Principal Accounting Officer)

s/ KELLER ARNOLD Keller Arnold	Director

/s/ DAVID F. LANDLESS David F. Landless	Director

/s/ LAWRENCE J. PADFIELD Lawrence J. Padfield	Director

/s/ ROBERT I. PALLER Robert I. Paller	Director

/s/ LESLIE J. PARRETTE Leslie J. Parrette	Director

/s/ CLAUDIA POCCIA Claudia Poccia	Director