Form 10-Q
period 2022-03-31
INNOSPEC INC.
filed 2022-05-04
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2022
Common Stock, par value $0.01	24,815,171

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS
This Form
10-Q
contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, including, the effects of the
COVID-19
pandemic, such as its duration, its unknown long-term economic impact, measures taken by governmental authorities to address it, the rise of variants, the effectiveness, acceptance and distributions of
COVID-19
vaccines and the effects of any sanctions, export restrictions, supply chain disruptions or increased economic uncertainty related to the ongoing conflict between Russia and Ukraine and the manner in which the pandemic and/or such conflict may precipitate or exacerbate other risks and/or uncertainties, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form
10-K
for the year ended December 31, 2021, this Form
10-Q
and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidated Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
(in millions, except share and per share data)	2022	2021
Net sales	$472.4	$339.6
Cost of goods sold	(333.1)	(238.8)

Gross profit	139.3	100.8
Operating expenses:
Selling, general and administrative	(84.9)	(63.6)
Research and development	(10.1)	(9.0)

Total operating expenses	(95.0)	(72.6)

Operating income	44.3	28.2
Other income, net	4.3	3.0
Interest expense, net	(0.4)	(0.4)

Income before income tax expense	48.2	30.8
Income tax expense	(11.7)	(7.4)

Net income	$36.5	$23.4

Earnings per share:
Basic	$1.47	$0.95

Diluted	$1.46	$0.94

Weighted average shares outstanding (in thousands):
Basic	24,791	24,601

Diluted	24,956	24,840

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(in millions)	2022	2021
Net income	$36.5	$23.4

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $(0.2) million and $1.0 million, respectively	(3.8)	(11.3)
Amortization of prior service cost, net of tax of $0.0 million and $0.0 million, respectively	0.1	0.1
Amortization of actuarial net losses, net of tax of $0.0 million and $(0.1) million, respectively	0.1	0.6

Total other comprehensive loss	(3.6)	(10.6)

Total comprehensive income	$32.9	$12.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$105.6	$141.8
Trade and other accounts receivable (less allowances of $6.0 million and $5.1 million respectively)	337.7	284.5
Inventories (less allowances of $26.5 million and $25.4 million respectively):
Finished goods	206.8	188.3
Raw materials	101.4	89.3

Total inventories	308.2	277.6
Prepaid expenses	17.2	18.0
Prepaid income taxes	9.5	5.8
Other current assets	0.4	0.4

Total current assets	778.6	728.1
Net property, plant and equipment	213.7	214.4
Operating lease right-of-use assets	42.3	35.4
Goodwill	362.0	364.3
Other intangible assets	53.0	57.5
Deferred tax assets	6.2	6.4
Pension asset	160.8	159.8
Other non-current assets	7.2	5.0

Total assets	$1,623.8	$1,570.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

(in millions, except share and per share data)	March 31, 2022	December 31, 2021
Liabilities and Equity
Current liabilities:
Accounts payable	$161.8	$148.7
Accrued liabilities	156.5	166.5
Finance leases	—	0.1
Current portion of operating lease liabilities	14.1	12.4
Current portion of plant closure provisions	6.2	5.2
Current portion of accrued income taxes	13.7	3.7

Total current liabilities	352.3	336.6
Operating lease liabilities, net of current portion	28.3	23.1
Plant closure provisions, net of current portion	50.1	51.3
Accrued income taxes, net of current portion	27.8	30.6
Unrecognized tax benefits	16.3	16.3
Deferred tax liabilities	61.3	60.8
Pension liabilities and post-employment benefits	17.4	17.8
Other non-current liabilities	1.4	1.4

Total liabilities	554.9	537.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	349.6	346.7
Treasury stock (4,739,680 and 4,780,806 shares at cost, respectively)	(90.6)	(90.6)
Retained earnings	859.4	822.9
Accumulated other comprehensive loss	(50.5)	(46.9)

Total Innospec stockholders’ equity	1,068.2	1,032.4
Non-controlling interest	0.7	0.6

Total equity	1,068.9	1,033.0

Total liabilities and equity	$1,623.8	$1,570.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
(in millions)	2022	2021
Cash Flows from Operating Activities
Net income	$36.5	$23.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.5	10.3
Deferred taxes	0.9	0.1
Non-cash income on defined benefit pension plans	(0.7)	(0.8)
Stock option compensation	1.7	1.6
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(52.9)	(30.7)
Inventories	(29.5)	(5.5)
Prepaid expenses	1.2	2.4
Accounts payable and accrued liabilities	1.9	20.2
Plant closure provisions	—	(0.2)
Accrued income taxes	3.4	3.7
Other assets and liabilities	(2.0)	(1.8)

Net cash (used in)/ provided by operating activities	(29.0)	22.7

Cash Flows from Investing Activities
Capital expenditures	(8.4)	(10.3)

Net cash used in investing activities	(8.4)	(10.3)

Cash Flows from Financing Activities
Proceeds from revolving credit facility	—	—
Repayments of revolving credit facility	—	—
Repayments of finance leases	(0.1)	(0.2)
Issue of treasury stock	1.9	0.5
Repurchase of common stock	(0.9)	(0.6)

Net cash provided by/(used in) financing activities	0.9	(0.3)
Effect of foreign currency exchange rate changes on cash	0.3	(0.4)

Net change in cash and cash equivalents	(36.2)	11.7
Cash and cash equivalents at beginning of period	141.8	105.3

Cash and cash equivalents at end of period	$105.6	$117.0

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				36.5			36.5
Changes in cumulative translation adjustment, net of tax					(3.8)		(3.8)
Share of net income						0.1	0.1
Treasury stock reissued		1.2	0.9				2.1
Treasury stock repurchased			(0.9)				(0.9)
Stock option compensation		1.7					1.7
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.1		0.1

Balance at March 31, 2022	$0.3	$349.6	$(90.6)	$859.4	$(50.5)	$0.7	$1,068.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				23.4			23.4
Changes in cumulative translation adjustment, net of tax					(11.3)		(11.3)
Treasury stock reissued		0.1	0.3				0.4
Treasury stock repurchased			(0.6)				(0.6)
Stock option compensation		1.6					1.6
Amortization of prior service c ost , net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.6		0.6

Balance at March 31, 2021	$0.3	$337.8	$(93.6)	$782.0	$(67.9)	$0.5	$959.1

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
It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 filed on February 16, 2022 (the “2021 Form
10-K”).
The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.
When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENT REPORTING
The Company reports its financial performance based on the following three reportable segments: Performance Chemicals, Fuel Specialties and Oilfield Services.
The Performance Chemicals, Fuel Specialties and Oilfield Services segments operate in markets where we actively seek growth opportunities although their ultimate customers are different.
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31
(in millions)	2022	2021
Net Sales:
Personal Care	103.4	68.2
Home Care	24.4	23.0
Other	39.3	34.7

Performance Chemicals	$167.1	$125.9

Refinery and Performance	148.4	99.3
Other	43.4	40.0

Fuel Specialties	191.8	139.3

Oilfield Services	113.5	74.4

	$472.4	$339.6

Gross profit:
Performance Chemicals	$40.8	$31.4
Fuel Specialties	60.7	44.9
Oilfield Services	37.8	24.5

	$139.3	$100.8

Operating income/(loss):
Performance Chemicals	$25.3	$18.3
Fuel Specialties	35.5	23.8
Oilfield Services	2.5	1.2
Corporate costs	(19.0)	(15.1)

Total operating income	$44.3	$28.2

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended March 31
	2022	2021
Numerator (in millions):
Net income available to common stockholders	$36.5	$23.4

Denominator (in thousands):
Weighted average common shares outstanding	24,791	24,601
Dilutive effect of stock options and awards	165	239

Denominator for diluted earnings per share	24,956	24,840

Net income per share, basic:	$1.47	$0.95

Net income per share, diluted:	$1.46	$0.94

In the three months ended March 31, 2022, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 38,825 (three months ended March 31, 2021 –15,144).
NOTE 4 – GOODWILL
The following table summarizes the goodwill movements in the year:

(in millions)	Gross Cost
Opening balance at January 1, 2022	$364.3
Exchange effect	(2.3)

Closing balance at March 31, 2022	$362.0

NOTE 5 – OTHER INTANGIBLE ASSETS
The following table analyzes other intangible assets movements in the year:

(in millions)	2022
Gross cost at January 1	$295.2
Exchange effect	(1.1)

Gross cost at March 31	294.1

Accumulated amortization at January 1	(237.7)
Amortization expense	(4.0)
Exchange effect	0.6

Accumulated amortization at March 31	(241.1)

Net book amount at March 31	$53.0

The amortization expense for the three months ended March 31, 2022 was $4.0 million (three months ended March 31, 2021 – $4.0 million).
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
The net periodic benefit of these plans is shown in the following table:

	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$(0.6)	$(0.4)
Interest cost on projected benefit obligation	(2.8)	(1.9)
Expected return on plan assets	4.3	3.9
Amortization of prior service cost	(0.1)	(0.1)
Amortization of actuarial net losses	(0.1)	(0.7)

Net periodic benefit	$0.7	$0.8

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost
and actuarial net losses are a reclassification out of accumulated other comprehensive loss into other income and expense.
In addition, we have obligations for post-employment benefits in some of our other European businesses. As at March 31, 2022, we have recorded a liability of $4.6 million (December 31, 2021 – $4.6 million).

NOTE 7 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2022	$13.2	$3.1	$16.3
Net change for tax positions of prior periods	(0.1)	0.1	—

Closing balance at March 31, 2022	13.1	3.2	16.3
Current	—	—	—

Non-current	$13.1	$3.2	$16.3

All of the $16.3 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
In 2021 a
non-U.S.
subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”). The Company determined that additional tax and interest totaling $1.0 million may arise during the course of the PDCF review process which is currently ongoing.
A
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.2 million may arise as a consequence of the tax audit. This includes a reduction for foreign exchange movements of $0.1 million recorded in the three months to March 31, 2022. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $12.1 million may arise in relation to this item. This includes an increase in interest accrued of $0.1 million in the three months to March 31, 2022.
The Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of year 2017 and for years 2018 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including the U.K. (2017 onwards), Switzerland (2017 onwards), Germany (2018 onwards), Spain (2018 onwards) and France (2019 onwards).

NOTE 8 – LONG-TERM DEBT
As at March 31, 2022, and December 31, 2021, the Company had not drawn down on its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
The deferred finance costs of $0.9 million (December 31, 2021 - $1.0 million) related to the arrangement of the credit facility, are included within other current and non-current
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
Movements in the provisions are summarized as follows:

(in millions)	2022
Total at January 1	$56.5
Charge for the period	0.9
Utilized in the period	(0.9)
Exchange effect	(0.2)

Total at March 31	56.3
Due within one year	(6.2)

Due after one year	$50.1

The charge for the three months ended March 31, 2022 was $0.9 million (three months ended March 31, 2021 – $1.0 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities.
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$105.6	$105.6	$141.8	$141.8
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	4.1	4.1	3.9	3.9

Liabilities
Non-derivatives:
Finance leases (including current portion)	$—	$—	$0.1	$0.1
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	1.0	1.0	1.2	1.2
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	21.7	21.7	17.3	17.3
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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2022, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2022 was a gain of $0.8 million (first three months of 2021 – a gain of $1.3 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at March 31, 2022, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $5.6 million (December 31, 2021 - $4.6 million). The remaining terms of the fixed maturity guarantees are up to 4 years and six months, with some further guarantees having no fixed expiry date.
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

NOTE 13 – SHARE-BASED COMPENSATION PLANS
The compensation cost recorded for stock options for the first three months of 2022 and 2021 was $1.7 million and $1.6 million, respectively. The compensation cost recorded for stock equivalent units for the first three months of 2022 and 2021 was $7.1 million and $4.4 million, respectively.
The following table summarizes the transactions of the Company’s share-based compensation plans for the three months ended March 31, 2022.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	680,711	$74.6
Granted	164,205	$87.5
Vested	(68,931)	$61.8
Forfeited	(56,762)	$70.9

Nonvested at March 31, 2022	719,223	$79.0

New grants in the quarter have similar vesting conditions to those granted in previous periods. The valuation methodologies of the new grants are consistent with previous periods.
As of March 31, 2022, there was $33.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.96 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first three months of 2022 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	0.1	See (1) below

	0.2	Total before tax
	—	Income tax expense

Total reclassifications	$0.2	Net of tax

(1) These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first three months of 2022, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)

Other comprehensive income before reclassifications	—	(3.8)	(3.8)
Amounts reclassified from AOCL	0.2	—	0.2

Total other comprehensive income	0.2	(3.8)	(3.6)

Balance at March 31, 2022	$10.9	$(61.4)	$(50.5)

Reclassifications out of accumulated other comprehensive loss for the first three months of 2021 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	0.7	See (1) below

	0.8	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$0.7	Net of tax

(1) These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in accumulated other comprehensive loss for the first three months of 2021, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2020	$(19.9)	$(37.4)	$(57.3)

Other comprehensive income before reclassifications	—	(11.3)	(11.3)
Amounts reclassified from AOCL	0.7	—	0.7

Total other comprehensive income	0.7	(11.3)	(10.6)

Balance at March 31, 2021	$(19.2)	$(48.7)	$(67.9)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has reviewed recently issued accounting pronouncements and concluded there were no matters relevant to the Company’s financial statements.
NOTE 16 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In the first three months of 2022 the Company purchased product from AdvanSix for $0.1 million (first three months of 2021 – $0.0 million). As at March 31, 2022, the Company owed $0.0 million to AdvanSix (December 31, 2021 – $0.1 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2022 the Company incurred fees from SGR of $0.0 million (first three months of 2021 – $0.1 million). As at March 31, 2022, the Company owed $0.0 million to SGR (December 31, 2021 – $0.0 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first three months of 2022 for a value of $0.0 million (first three months of 2021 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2022 EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2021 – $0.0 million).

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2022
This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.
CRITICAL ACCOUNTING ESTIMATES
The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to plant closure provisions, income taxes, pensions, goodwill, property, plant and equipment and other intangible assets (net of depreciation and amortization) and the impact of the
COVID-19
pandemic (“the pandemic”) and the current economic environment. These policies have been discussed in the Company’s 2021 Form
10-K.
RESULTS OF OPERATIONS
The Company reports its financial performance based on the following three reportable segments: Performance Chemicals, Fuel Specialties and Oilfield Services.
The following table provides operating income by reporting segment:

	Three Months Ended March 31
(in millions)	2022	2021
Net sales:
Performance Chemicals	$167.1	$125.9
Fuel Specialties	191.8	139.3
Oilfield Services	113.5	74.4

	$472.4	$339.6

Gross profit:
Performance Chemicals	$40.8	$31.4
Fuel Specialties	60.7	44.9
Oilfield Services	37.8	24.5

	$139.3	$100.8

Operating income/(loss):
Performance Chemicals	$25.3	$18.3
Fuel Specialties	35.5	23.8
Oilfield Services	2.5	1.2
Corporate costs	(19.0)	(15.1)

Total operating income	$44.3	$28.2

Three Months Ended March 31 , 2022
The following table shows the change in components of operating income by reporting segment for the three months ended March 31, 2022 and the three months ended March 31, 2021:

	Three Months Ended March 31
(in millions, except ratios)	2022	2021	Change
Net sales:
Performance Chemicals	$167.1	$125.9	$41.2	33%
Fuel Specialties	191.8	139.3	52.5	38%
Oilfield Services	113.5	74.4	39.1	53%

	$472.4	$339.6	$132.8	39%

Gross profit:
Performance Chemicals	$40.8	$31.4	$9.4	30%
Fuel Specialties	60.7	44.9	15.8	35%
Oilfield Services	37.8	24.5	13.3	54%

	$139.3	$100.8	$38.5	38%

Gross margin (%):
Performance Chemicals	24.4	24.9	-0.5
Fuel Specialties	31.6	32.2	-0.6
Oilfield Services	33.3	32.9	+0.4
Aggregate	29.5	29.7	-0.2

Operating expenses:
Performance Chemicals	$(15.5)	$(13.1)	$(2.4)	18%
Fuel Specialties	(25.2)	(21.1)	(4.1)	19%
Oilfield Services	(35.3)	(23.3)	(12.0)	52%
Corporate costs	(19.0)	(15.1)	(3.9)	26%

	$(95.0)	$(72.6)	$(22.4)	31%

Performance Chemicals
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2022
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+34	-8	+1	+7
Price and product mix	+31	+34	+16	+32
Exchange rates	—	-9	-4	-6

	+65	+17	+13	+33

Higher sales volumes for the Americas were primarily driven by increased demand for our personal care products. Lower sales volumes for EMEA were due to reductions in demand compared to a strong comparative in the prior year. ASPAC delivered slightly higher sales volumes in a number of our markets. All our regions benefitted from a favorable price and product mix due to increased sales of higher priced products together with the impact of increased raw materials pricing being passed on through higher selling prices. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.
Gross margin:
the year over year decrease of 0.5 percentage points was primarily due to additional inventory provisions in the quarter.
Operating expenses:
the year over year increase of $2.4 million was due to higher selling expenses to support our increased sales, higher research and development costs and higher personnel-related expenses including higher performance related remuneration accruals.
Fuel Specialties
Net sales:
the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2022
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+47	+7	-4	+113	+23
Price and product mix	+20	+31	+11	-76	+21
Exchange rates	—	-13	-2	—	-6

	+67	+25	+5	+37	+38

The Americas and EMEA sales volumes have increased year over year as the global demand for refined fuel products has increased. ASPAC sales volumes were slightly lower year over year, primarily due to variations in the timing of demand. Price and product mix was favorable in all our regions due to increased sales of higher margin products and the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were higher than the prior year due to variations in the demand from customers, being partly offset by an adverse price and product mix with a higher proportion of sales to lower margin customers. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin
: the year over year decrease of 0.6 percentage points was primarily due to the continued impact of the time lag for passing higher raw material costs through to selling prices.
Operating expenses:
the year over year increase of $4.1 million was due to higher selling expenses due to increased sales including higher provisions for doubtful debts, higher research and development costs and higher personnel-related expenses including higher share-based compensation accruals.
Oilfield Services
Net sales:
have increased year over year by $39.1 million, or 53 percent, with the majority of our customer activity continuing to be in the Americas region. Customer demand has increased for the first quarter of 2022, which is expected to continue as the crude oil price remains high.
Gross margin:
the year over year increase of 0.4 percentage points was due to a favorable sales mix year over year, while management continue to maintain prices in a competitive market.
Operating expenses:
the year over year increase of $12.0 million was driven by the flexibility of our customer service costs which are necessary to support the increase in demand, together with higher personnel-related expenses including higher share-based compensation accruals.
Other Income Statement Captions
Corporate costs:
the year over year increase of $3.9 million was primarily due to higher personnel-related expenses, including higher share-based compensation accruals and higher performance related remuneration accruals.
Other net income:
for the first quarter of 2022 and 2021, included the following:

(in millions)	2022	2021	Change

Net pension credit	$1.3	$1.2	0.1
Foreign exchange gains on translation	2.2	0.5	1.7
Foreign currency forward contracts gains	0.8	1.3	(0.5)

	$4.3	$3.0	$1.3

Interest expense, net:
was $0.4 million in the first three months of 2022 compared to $0.4 million in the first three months of 2021. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.

Income taxes:
the effective tax rate was 24.3% and 24.0% in the first quarter of 2022 and 2021, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.3% in 2022 compared with 23.2% in 2021. The 1.1% increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP
financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP
financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.
The following table shows a reconciliation of the GAAP effective tax rate to the adjusted effective tax rate:

	Three Months Ended March 31
(in millions)	2022	2021
Income before income taxes	$48.2	$30.8
Indemnification asset regarding tax audit	—	0.1
Adjustment for stock compensation	1.7	1.4
Acquisition costs	—	0.8
Legacy cost of closed operations	1.1	0.9

Adjusted income before income taxes	$51.0	$34.0

Income taxes	$11.7	$7.4
Tax on stock compensation	0.5	0.1
Adjustment of income tax provision	—	—
Tax on acquisition costs	—	0.2
Tax on legacy cost of closed operations	0.2	0.2

Adjusted income taxes	$12.4	$7.9

GAAP effective tax rate	24.3%	24.0%
Adjusted effective tax rate	24.3%	23.2%

LIQUIDITY AND FINANCIAL CONDITION
Working Capital
In the first three months of 2022 our working capital increased by $34.8 million, while our adjusted working capital increased by $79.9 million. The difference is primarily due to the exclusion of the decrease in our cash and cash equivalents and the changes to prepaid and accrued income taxes.
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

(in millions)	March 31, 2022	December 31, 2021
Total current assets	$778.6	$728.1
Total current liabilities	(352.3)	(336.6)

Working capital	426.3	391.5
Less cash and cash equivalents	(105.6)	(141.8)
Less prepaid income taxes	(9.5)	(5.8)
Less other current assets	(0.4)	(0.4)
Add back current portion of accrued income taxes	13.7	3.7
Add back current portion of finance leases	—	0.1
Add back current portion of plant closure provisions	6.2	5.2
Add back current portion of operating lease liabilities	14.1	12.4

Adjusted working capital	$344.8	$264.9

We had a $53.2 million increase in trade and other accounts receivable driven by increased trading activity across all our reporting segments. Days’ sales outstanding decreased in our Performance Chemicals segment from 64 days to 63 days; increased from 53 days to 59 days in our Fuel Specialties segment; and increased from 52 days to 57 days in our Oilfield Services segment.
We had a $30.6 million increase in inventories, net of a $1.1 million increase in allowances, in anticipation of further increases in demand in 2022, while managing the risk of further supply chain disruption for certain key raw materials. Days’ sales in inventory decreased in our Performance Chemicals segment from 59 days to 56 days; increased from 108 days to 121 days in our Fuel Specialties segment; and decreased from 76 days to 65 days in our Oilfield Services segment.
Prepaid expenses decreased $0.8 million, from $18.0 million to $17.2 million due to the normal expensing of prepaid invoices.
We had a $3.1 million increase in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) increased in our Performance Chemicals segment from 47 days to 51 days; decreased from 50 days to 43 days in our Fuel Specialties segment; and increased from 48 days to 54 days in our Oilfield Services segment.

Operating Cash Flows
We used cash for operating activities of $29.0 million in the first three months of 2022 compared to cash inflows of $22.7 million in the first three months of 2021. The reduction in cash generated from operating activities was principally related to the increase in working capital required to support the growth in sales.
Cash
At March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $105.6 million and $141.8 million, respectively, of which $32.7 million and $55.1 million, respectively, were held by
non-U.S.
subsidiaries principally in the United Kingdom.
The decrease in cash and cash equivalents in the first three months of 2022 of $36.2 million was driven by our increased working capital levels to support the growth in sales, together with our continued investments in capital projects.
Debt
At March 31, 2022, we had no debt outstanding under the revolving credit facility and $0.0 million of obligations under finance leases.
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
The Company’s exposure to market risk has been discussed in the Company’s 2021 Annual Report on Form
10-K
and there have been no significant changes since that time.

Item 4    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules
13a-15(e)
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A    Risk Factors
Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2021 Form
10-K.
In management’s view, there have been no material changes in the risk factors facing the Company since that time other than as follows:
Russian military invasion of the sovereign state of Ukraine.
On February 24, 2022, Russia launched an invasion into Ukraine which has the potential to affect our ability to obtain and import certain raw materials used to manufacture our products and our ability to export and sell our products in these countries. The ongoing conflict, and sanctions imposed upon Russia and Belarus, may impact on the Company’s sales, cost of procuring raw materials or distribution costs in future periods. The wider implications of the conflict may drive up the cost of energy and utilities used to operate our manufacturing plants, particularly in Europe. The fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on raw materials and energy; and heightened cybersecurity threats.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no unregistered sales of equity securities.
During the quarter ended March 31, 2022, the Company purchased its common stock as part of a recently announced share repurchase program and in connection with the exercising of stock options by employees.
The following table provides information about our repurchases of equity securities in the period.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 1	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2022 through February 28, 2022	237	$96.73	0	$50.0 million

March 1, 2022 through March 31, 2022	10,000	$93.18	10,000	$49.1 million

Total	10,237	$93.27	10,000	$49.1 million

1	On February 15, 2022 the Company announced a repurchase plan for up to $50 million of the Company’s common stock over a three-year period commencing on February 16, 2022.

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

INNOSPEC INC.
Registrant

Date: May 4, 2022	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: May 4, 2022	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer