Form 10-Q
period 2022-09-30
INNOSPEC INC.
filed 2022-11-09
CIK 1054905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2022
Common Stock, par value $0.01	24,764,872

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

PART I    FINANCIAL INFORMATION
Item 1    Condensed Consolidate
d
 Financial Statements
INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30		Nine months ended September 30
(in millions, except share and per share data)	2022	2021	2022	2021
Net sales	$513.0	$376.1	$1,453.0	$1,070.2
Cost of goods sold	(357.0)	(263.2)	(1,017.9)	(748.2)

Gross profit	156.0	112.9	435.1	322.0
Operating expenses:
Selling, general and administrative	(95.8)	(71.2)	(264.1)	(197.5)
Research and development	(10.1)	(10.3)	(30.3)	(27.9)

Total operating expenses	(105.9)	(81.5)	(294.4)	(225.4)

Operating income	50.1	31.4	140.7	96.6
Other (expense)/income, net	(0.9)	(0.2)	(0.2)	6.2
Interest expense, net	(0.3)	(0.4)	(1.1)	(1.1)

Income before income tax expense	48.9	30.8	139.4	101.7
Income tax expense	(10.2)	(7.4)	(31.9)	(32.5)

Net income	$38.7	$23.4	$107.5	$69.2

Earnings per share:
Basic	$1.56	$0.95	$4.34	$2.81

Diluted	$1.55	$0.94	$4.30	$2.78

Weighted average shares outstanding (in thousands):
Basic	24,786	24,643	24,794	24,624

Diluted	24,965	24,864	24,976	24,872

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Net income	$38.7	$23.4	107.5	69.2

Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $1.0 million, $(0.5) million, $2.2 million and $0.5 million, respectively	(16.4)	(7.0)	(37.1)	(14.5)
Amortization of prior service cost, net of tax of $0.0 million, $0.0 million, $(0.1) million and $0.0 million, respectively	0.1	0.1	0.3	0.2
Amortization of actuarial net losses, net of tax of $0.0 million, $0.0 million, $0.0 million and $(0.1) million, respectively	0.1	0.5	0.4	1.7

Total other comprehensive loss	(16.2)	(6.4)	(36.4)	(12.6)

Total comprehensive income	$22.5	$17.0	71.1	56.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$100.5	$141.8
Trade and other accounts receivable (less allowances of $8.9 million and $5.1 million respectively)	342.5	284.5
Inventories (less allowances of $26.3 million and $25.4 million respectively):
Finished goods	266.9	188.3
Raw materials	114.9	89.3

Total inventories	381.8	277.6
Prepaid expenses	7.4	18.0
Prepaid income taxes	13.8	5.8
Other current assets	0.4	0.4

Total current assets	846.4	728.1
Net property, plant and equipment	206.6	214.4
Operating lease right-of-use assets	45.9	35.4
Goodwill	351.7	364.3
Other intangible assets	43.6	57.5
Deferred tax assets	5.7	6.4
Pension asset	162.7	159.8
Other non-current assets	6.6	5.0

Total assets	$1,669.2	$1,570.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

(in millions, except share and per share data)	September 30, 2022	December 31, 2021
Liabilities and Equity
Current liabilities:
Accounts payable	$173.6	$148.7
Accrued liabilities	173.9	166.5
Finance leases	—	0.1
Current portion of operating lease liabilities	13.6	12.4
Current portion of plant closure provisions	5.6	5.2
Current portion of accrued income taxes	14.7	3.7

Total current liabilities	381.4	336.6
Operating lease liabilities, net of current portion	32.1	23.1
Plant closure provisions, net of current portion	50.0	51.3
Accrued income taxes, net of current portion	20.8	30.6
Unrecognized tax benefits	16.3	16.3
Deferred tax liabilities	59.7	60.8
Pension liabilities and post-employment benefits	15.6	17.8
Other non-current liabilities	1.4	1.4

Total liabilities	577.3	537.9

Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	352.2	346.7
Treasury stock (4,781,326 and 4,780,806 shares at cost, respectively)	(94.6)	(90.6)
Retained earnings	914.8	822.9
Accumulated other comprehensive loss	(83.3)	(46.9)

Total Innospec stockholders’ equity	1,089.4	1,032.4
Non-controlling interest	2.5	0.6

Total equity	1,091.9	1,033.0

Total liabilities and equity	$1,669.2	$1,570.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30
(in millions)	2022	2021
Cash Flows from Operating Activities
Net income	$107.5	$69.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.9	30.9
Deferred taxes	0.6	8.0
Non-cash movements on defined benefit pension plans	(1.9)	(2.4)
Stock option compensation	4.7	4.6
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(70.1)	(86.5)
Inventories	(112.6)	(57.1)
Prepaid expenses	11.2	2.4
Accounts payable and accrued liabilities	38.9	58.6
Plant closure provisions	0.3	(1.5)
Accrued income taxes	(4.0)	(3.8)
Unrecognized tax benefits	—	0.4
Other assets and liabilities	(2.2)	1.6

Net cash provided by operating activities	3.3	24.4

Cash Flows from Investing Activities
Capital expenditures	(27.1)	(27.4)
Proceeds on disposal of property, plant and equipment	0.1	0.4

Net cash used in investing activities	(27.0)	(27.0)

Cash Flows from Financing Activities
Non-controlling interest	1.9	0.1
Proceeds from revolving credit facility	—	—
Repayments of revolving credit facility	—	—
Repayments of finance leases	(0.1)	(0.5)
Dividend paid	(15.6)	(14.0)
Issue of treasury stock	2.1	2.0
Repurchase of common stock	(5.0)	(0.8)

Net cash used in financing activities	(16.7)	(13.2)
Effect of foreign currency exchange rate changes on cash	(0.9)	(0.3)

Net change in cash and cash equivalents	(41.3)	(16.1)
Cash and cash equivalents at beginning of period	141.8	105.3

Cash and cash equivalents at end of period	$100.5	$89.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				107.5			107.5
Dividend paid ($0.63 per share)				(15.6)			(15.6)
Changes in cumulative translation adjustment, net of tax					(37.1)		(37.1)
Non-controlling interest investment						1.8	1.8
Share of net income						0.1	0.1
Treasury stock reissued		0.8	1.0				1.8
Treasury stock repurchased			(5.0)				(5.0)
Stock option compensation		4.7					4.7
Amortization of prior service cost, net of tax					0.3		0.3
Amortization of actuarial net losses, net of tax					0.4		0.4

Balance at September 30, 2022	$0.3	$352.2	$(94.6)	$914.8	$(83.3)	$2.5	$1,091.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				69.2			69.2
Dividend paid ($0.57 per share)				(14.0)			(14.0)
Changes in cumulative translation adjustment, net of tax					(14.5)		(14.5)
Share of net income						0.1	0.1
Treasury stock reissued		0.6	1.1				1.7
Treasury stock repurchased			(0.8)				(0.8)
Stock option compensation		4.6					4.6
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					1.7		1.7

Balance at September 30, 2021	$0.3	$341.3	$(93.0)	$813.8	$(69.9)	$0.6	$993.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

INNOSPEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2022	$0.3	$350.9	$(92.3)	$876.1	$(67.1)	$0.7	$1,068.6
Net income				38.7			38.7
Changes in cumulative translation adjustment, net of tax					(16.4)		(16.4)
Non-controlling interest investment						1.8	1.8
Treasury stock reissued		(0.2)					(0.2)
Treasury stock repurchased			(2.3)				(2.3)
Stock option compensation		1.5					1.5
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.1		0.1

Balance at September 30, 2022	$0.3	$352.2	$(94.6)	$914.8	$(83.3)	$2.5	$1,091.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2021	$0.3	$339.5	$(93.1)	$790.4	$(63.5)	$0.6	$974.2
Net income				23.4			23.4
Changes in cumulative translation adjustment, net of tax					(7.0)		(7.0)
Treasury stock reissued		0.1	0.1				0.2
Stock option compensation		1.7					1.7
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.5		0.5

Balance at September 30, 2021	$0.3	$341.3	$(93.0)	$813.8	$(69.9)	$0.6	$993.1

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
The Company evaluates the performance of its segments based on operating income. The following tables analyze sales and other financial information by the Company’s reportable segments:

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Net sales :
Personal Care	$102.4	$75.8	$311.1	$217.8
Home Care	22.6	24.4	72.3	68.7
Other	34.7	32.6	112.4	100.4

Performance Chemicals	159.7	132.8	495.8	386.9

Refinery and Performance	133.2	113.8	405.5	307.9
Other	45.5	42.6	141.4	130.9

Fuel Specialties	178.7	156.4	546.9	438.8

Oilfield Services	174.6	86.9	410.3	244.5

	$513.0	$376.1	$1,453.0	$1,070.2

Gross profit:
Performance Chemicals	$39.1	$32.6	$123.5	$95.6
Fuel Specialties	53.4	49.1	171.0	144.1
Oilfield Services	63.5	31.2	140.6	82.3

	$156.0	$112.9	$435.1	$322.0

Operating income/(loss):
Performance Chemicals	$25.4	$17.8	$79.5	$54.0
Fuel Specialties	27.9	26.6	94.9	78.9
Oilfield Services	14.2	2.7	21.2	6.1
Corporate costs	(17.4)	(15.7)	(54.9)	(42.4)

Total operating income	$50.1	$31.4	$140.7	$96.6

NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Numerator (in millions):
Net income available to common stockholders	$38.7	$23.4	$107.5	$69.2

Denominator (in thousands):
Weighted average common shares outstanding	24,786	24,643	24,794	24,624
Dilutive effect of stock options and awards	179	221	182	248

Denominator for diluted earnings per share	24,965	24,864	24,976	24,872

Net income per share, basic:	$1.56	$0.95	$4.34	$2.81

Net income per share, diluted:	$1.55	$0.94	$4.30	$2.78

In the three and nine months ended September 30, 2022, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 109,377 and 54,522, respectively (three and nine months ended September 30, 2021 – 19,191 and 14,649, respectively).
NOTE 4 – GOODWILL
The following table summarizes the goodwill movements in the year:

(in millions)	Gross Cost
Opening balance at January 1, 2022	$364.3
Exchange effect	(12.6)

Closing balance at September 30, 2022	$351.7

The exchange effect for the nine months ended September 30, 2022 was $12.4 million relating to our Performance Chemicals segment and $0.2 million relating to our Fuel Specialties segment.

NOTE 5 – OTHER INTANGIBLE ASSETS
The following table analyzes other intangible assets movements in the year:

(in millions)	2022
Gross cost at January 1	$295.2
Exchange effect	(6.3)

Gross cost at September 30	288.9

Accumulated amortization at January 1	(237.7)
Amortization expense	(11.4)
Exchange effect	3.8

Accumulated am o rtization at September 30	(245.3)

Net book amount at September 30	$43.6

The amortization expense for the nine months ended September 30, 2022 was $11.4 million (nine months ended September 30, 2021 – $12.0 million).
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
The net periodic benefit of these plans is shown in the following table:

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$(0.6)	$(0.5)	$(1.8)	$(1.4)
Interest cost on projected benefit obligation	(2.4)	(1.9)	(7.8)	(5.7)
Expected return on plan assets	3.8	3.9	12.3	11.7
Amortization of prior service cost	(0.1)	(0.1)	(0.4)	(0.2)
Amortization of actuarial net losses	(0.1)	(0.6)	(0.4)	(1.9)

Net periodic benefit	$0.6	$0.8	$1.9	$2.5

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net losses are a reclassification out of accumulated other comprehensive loss into other income and expense.
In addition, we have obligations for post-employment benefits in some of our other European businesses. As at September 30, 2022, we have recorded a liability of $4.1 million (December 31, 2021 – $4.6 million).

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
for the year ended December 31, 2022.
NOTE 7 – INCOME TAXES
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2022	$13.2	$3.1	$16.3
Net change for tax positions of prior periods	(0.5)	0.5	—

Closing balance at September 30, 2022	12.7	3.6	16.3
Current	—	—	—

Non-current	$12.7	$3.6	$16.3

All of the $16.3 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.
In 2021 a
non-U.S.
subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”). The Company determined that additional tax and interest totaling $0.9 million may arise during the course of the PDCF review process which is currently ongoing. This includes a reduction for foreign exchange movements of $0.1 million recorded in the nine months to September 30, 2022.
A
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $2.9 million may arise as a consequence of the tax audit. This includes an increase in interest accrual of $0.1 million and a reduction for foreign exchange movements of $0.5 million recorded in the nine months to September 30, 2022. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $12.5 million may arise in relation to this item. This includes an increase in interest accrued of $0.5 million in the nine months to September 30, 2022.

The Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of year 2017 and for years 2018 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including the U.K. (2017 onwards), Germany (2018 onwards), Spain (2018 onwards) and France (2019 onwards).
NOTE 8 – LONG-TERM DEBT
As at September 30, 2022, and December 31, 2021, the Company had not drawn down on its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
As at September 30, 2022, the deferred finance costs of $0.7 million (December 31, 2021 - $1.0 million) related to the arrangement of the credit facility, are included within other current and non-current
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
Movements in the provisions are summarized as follows:

(in millions)	2022
Total at January 1	$56.5
Charge for the period	2.7
Utilized in the period	(2.5)
Exchange effect	(1.1)

Total at September 30	55.6
Due within one year	(5.6)

Due after one year	$50.0

The charge for the nine months ended September 30, 2022 was $2.7 million (nine months ended September 30, 2021 – $2.8 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities.
Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$100.5	$100.5	$141.8	$141.8
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	2.7	2.7	3.9	3.9

Liabilities
Non-derivatives:
Finance leases (including current portion)	$—	$—	$0.1	$0.1
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.8	0.8	1.2	1.2
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	24.1	24.1	17.3	17.3
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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2022, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2022 was a gain of $6.5 million (first nine months of 2021 – a gain of $0.9 million).
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
Guarantees
The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of
non-U.S.
excise taxes and customs duties. As at September 30, 2022, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $5.9 million (December 31, 2021 - $4.6 million). The remaining terms of the fixed maturity guarantees are up to 4 years, with some further guarantees having no fixed expiry date.
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

NOTE 13 – STOCK-BASED COMPENSATION PLANS
The compensation cost recorded for stock options for the three months ended September 30, 2022 and 2021 was $1.5 million and $1.7 million, respectively. The compensation cost recorded for stock equivalent units for the three months ended September 30, 2022 and 2021 was $1.8 million and $0.5 million, respectively.
The compensation cost recorded for stock options for the first nine months of 2022 and 2021 was $4.7 million and $4.6 million, respectively. The compensation cost recorded for stock equivalent units for the first nine months of 2022 and 2021 was $15.9 million and $3.4 million, respectively.
The following table summarizes the transactions of the Company’s share-based compensation plans for the nine months ended September 30, 2022.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	680,711	$74.6
Granted	332,009	$60.2
Vested	(126,552)	$69.7
Forfeited	(57,746)	$69.3

Nonvested at September 30, 2022	828,422	$69.9

New grants in the quarter have similar vesting conditions to those granted in previous periods. The valuation methodologies of the new grants are consistent with previous periods.
As of September 30, 2022, there was $26.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.01 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first nine months of 2022 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.4	See (1) below
Amortization of actuarial net losses	0.4	See (1) below

	0.8	Total before tax
	(0.1)	Income tax expense

Total reclassifications	$0.7	Net of tax

(1) These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in
AOCL
for the first nine months of 2022, net of tax, wer
e
:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)

Other comprehensive income before reclassifications	—	(37.1)	(37.1)
Amounts reclassified from AOCL	0.7	—	0.7

Total other comprehensive income/(loss)	0.7	(37.1)	(36.4)

Balance at September 30, 2022	$11.4	$(94.7)	$(83.3)

Reclassifications out of AOCL for the first nine months of 2021 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.2	See (1) below
Amortization of actuarial net losses	1.9	See (1) below

	2.1	Total before tax
	(0.2)	Income tax expense

Total reclassifications	$1.9	Net of tax

(1)	These items are included in other inc o me and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Changes in AOCL for the first nine months of 2021, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2020	$(19.9)	$(37.4)	$(57.3)

Other comprehensive income before reclassifications	—	(14.5)	(14.5)
Amounts reclassified from AOCL	1.9	—	1.9

Total other comprehensive income	1.9	(14.5)	(12.6)

Balance at September 30, 2021	$(18.0)	$(51.9)	$(69.9)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has reviewed recently issued accounting pronouncements and concluded there were no matters relevant to the Company’s financial statements.
NOTE 16 – RELATED PARTY TRANSACTIONS
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In the first nine months of 2022 the Company purchased product from AdvanSix for $0.4 million (first nine months of 2021 – $0.3 million). As at September 30, 2022, the Company owed $0.0 million to AdvanSix (December 31, 2021 – $0.1 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2022 the Company incurred fees from SGR of $0.2 million (first nine months of 2021 – $0.1 million). As at September 30, 2022, the Company owed $0.0 million to SGR (December 31, 2021 – $0.0 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first nine months of 2022 for a value of $0.1 million (first nine months of 2021 – $0.5 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2022 EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2021 – $0.0 million).

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2022

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three months ended September 30		Nine months ended September 30
(in millions)	2022	2021	2022	2021
Net sales:
Performance Chemicals	$159.7	$132.8	$495.8	$386.9
Fuel Specialties	178.7	156.4	546.9	438.8
Oilfield Services	174.6	86.9	410.3	244.5

	$513.0	$376.1	$1,453.0	$1,070.2

Gross profit:
Performance Chemicals	$39.1	$32.6	$123.5	$95.6
Fuel Specialties	53.4	49.1	171.0	144.1
Oilfield Services	63.5	31.2	140.6	82.3

	$156.0	$112.9	$435.1	$322.0

Operating income/(loss):
Performance Chemicals	$25.4	$17.8	$79.5	$54.0
Fuel Specialties	27.9	26.6	94.9	78.9
Oilfield Services	14.2	2.7	21.2	6.1
Corporate costs	(17.4)	(15.7)	(54.9)	(42.4)

Total operating income	$50.1	$31.4	$140.7	$96.6

Three Months Ended September 30, 2022

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended September 30, 2022 and the three months ended September 30, 2021:

	Three months ended September 30
(in millions, except ratios)	2022	2021	Change
Net sales:
Performance Chemicals	$159.7	$132.8	$26.9	+20%
Fuel Specialties	178.7	156.4	22.3	+14%
Oilfield Services	174.6	86.9	87.7	+101%

	$513.0	$376.1	$136.9	+36%

Gross profit:
Performance Chemicals	$39.1	$32.6	$6.5	+20%
Fuel Specialties	53.4	49.1	4.3	+9%
Oilfield Services	63.5	31.2	32.3	+104%

	$156.0	$112.9	$43.1	+38%

Gross margin (%):
Performance Chemicals	24.5	24.5	+0.0%
Fuel Specialties	29.9	31.4	-1.5%
Oilfield Services	36.4	35.9	+0.5%
Aggregate	30.4	30.0	+0.4%

Operating expenses:
Performance Chemicals	$(13.7)	$(14.8)	$1.1	-7%
Fuel Specialties	(25.5)	(22.5)	(3.0)	+13%
Oilfield Services	(49.3)	(28.5)	(20.8)	+73%
Corporate costs	(17.4)	(15.7)	(1.7)	+11%

	$(105.9)	$(81.5)	$(24.4)	+30%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three months ended September 30, 2022
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+22	-13	+55	+4
Price and product mix	+23	+32	-14	+26
Exchange rates	—	-16	-10	-10

	+45	+3	+31	+20

Higher sales volumes for the Americas and ASPAC were primarily driven by increased demand for our personal care products. Lower sales volumes for EMEA were due to reductions in demand for our Home Care products when compared to the strong sales volumes in the prior year. The Americas and EMEA benefitted from a favorable price and product mix due to increased sales of higher priced products together with the impact of increased raw materials pricing being passed on through higher selling prices. ASPAC was impacted by an adverse price and product mix due to increased sales of lower priced products. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: was unchanged year over year, primarily due to a favorable sales mix from increased sales of higher margin products being offset by higher raw material costs.

Operating expenses: decreased $1.1 million year over year, primarily due to lower provisions for doubtful debts and lower acquired intangibles amortization, partly offset by higher performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three months ended September 30, 2022
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-11	-13	+16	+32	-6
Price and product mix	+33	+34	+32	-16	+30
Exchange rates	—	-21	-6	—	-10

	+22	—	+42	+16	+14

Sales volumes in the Americas and EMEA have decreased year over year as the global demand for refined fuel products has stabilised following the post COVID-19 pandemic increases in the prior year. ASPAC sales volumes were higher year over year, primarily due to variations in the timing of demand. Price and product mix was favorable in all our regions due to increased sales of higher margin products and the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were higher than the prior year due to variations in the demand from customers, being partly offset by an adverse price and product mix with a higher proportion of sales to lower margin customers. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year over year decrease of 1.5 percentage points was due to the impact of the time lag for passing higher raw material costs through to selling prices, together with higher manufacturing costs linked to increased energy prices.

Operating expenses: the year over year increase of $3.0 million was due to higher selling expenses to support the increased sales, including higher provisions for doubtful debts, together with higher performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $87.7 million, or 101 percent, with the majority of our customer activity concentrated in the Americas region. Customer demand has increased in the third quarter of 2022 which we expect will continue to drive further sales growth into 2023.

Gross margin: the year over year increase of 0.5 percentage points was due to a favorable sales mix, while management continue to maintain prices in a competitive market.

Operating expenses: the year over year increase of $20.8 million was driven by higher customer service costs which are necessary to support the increase in demand, together with increased provisions for doubtful debts and higher performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $1.7 million was primarily due to higher performance-related remuneration accruals.

Other net income/(expense): for the third quarter of 2022 and 2021, included the following:

(in millions)	2022	2021	Change
Net pension credit	$1.2	$1.3	$(0.1)
Foreign exchange gains/(losses) on translation	(6.2)	(2.2)	(4.0)
Foreign currency forward contracts gains/(losses)	4.1	0.7	3.4

	$(0.9)	$(0.2)	$(0.7)

Interest expense, net: was $0.3 million in the third quarter of 2022 compared to $0.4 million in the third quarter of 2021. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.

Income taxes: the effective tax rate was 20.9% and 24.0% in the third quarter of 2022 and 2021, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 20.1% in 2022 compared with 22.3% in 2021. The 2.2% percentage point decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three months ended September 30
(in millions)	2022	2021
Income before income taxes	$48.9	$30.8
Indemnification asset regarding tax audit	0.2	0.1
Adjustment for stock compensation	1.5	1.6
Legacy costs of closed operations	0.7	1.1

	$51.3	$33.6

Income taxes	$10.2	$7.4
Adjustment of income tax provision	—	(0.1)
Tax on legacy cost of closed operations	0.1	0.2

Adjusted income taxes	$10.3	$7.5

GAAP effective tax rate	20.9%	24.0%
Adjusted effective tax rate	20.1%	22.3%

Nine Months Ended September 30 , 2022

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the nine months ended September 30, 2022 and the nine months ended September 30, 2021:

	Nine months ended September 30
(in millions, except ratios)	2022	2021	Change
Net sales:
Performance Chemicals	$495.8	$386.9	$108.9	+28%
Fuel Specialties	546.9	438.8	108.1	+25%
Oilfield Services	410.3	244.5	165.8	+68%

	$1,453.0	$1,070.2	$382.8	+36%

Gross profit:
Performance Chemicals	$123.5	$95.6	$27.9	+29%
Fuel Specialties	171.0	144.1	26.9	+19%
Oilfield Services	140.6	82.3	58.3	+71%

	$435.1	$322.0	$113.1	+35%

Gross margin (%):
Performance Chemicals	24.9	24.7	+0.2%
Fuel Specialties	31.3	32.8	-1.5%
Oilfield Services	34.3	33.7	+0.6%
Aggregate	29.9	30.1	-0.2%

Operating expenses:
Performance Chemicals	$(44.0)	$(41.6)	$(2.4)	+6%
Fuel Specialties	(76.1)	(65.2)	(10.9)	+17%
Oilfield Services	(119.4)	(76.2)	(43.2)	+57%
Corporate costs	(54.9)	(42.4)	(12.5)	+29%

	$(294.4)	$(225.4)	$(69.0)	+31%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine months ended September 30, 2022
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+29	-10	+4	+5
Price and product mix	+26	+35	+20	+31
Exchange rates	—	-13	-7	-8

	+55	+12	+17	+28

Higher sales volumes for the Americas and ASPAC were primarily driven by increased demand for our personal care products. Lower sales volumes for EMEA were due to reductions in demand for our Home Care products when compared to the strong sales volumes in the prior year. All our regions benefitted from a favorable price and product mix due to increased sales of higher priced products together with the impact of increased raw materials pricing being passed on through higher selling prices. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year over year increase of 0.2 percentage points was primarily due to a favorable sales mix from increased sales of higher margin products.

Operating expenses: the year over year increase of $2.4 million was due to higher selling expenses to support our increased sales, higher research and development costs and higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals; partly offset by lower provisions for doubtful debts.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine months ended September 30, 2022
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+16	-5	+16	+16	+7
Price and product mix	+32	+32	+16	-19	+26
Exchange rates	—	-17	-4	—	-8

	+48	+10	+28	-3	+25

The Americas and ASPAC sales volumes have increased year over year as the global demand for refined fuel products has increased. EMEA sales volumes were lower year over year due to the timing of demand from customers. Price and product mix was favorable in all our regions due to increased sales of higher margin products and the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix with a higher proportion of sales being made to lower margin customers. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a weakening of the British pound sterling and the European Union euro against the U.S. dollar.

Gross margin: the year over year decrease of 1.5 percentage points was due to the impact of the time lag for passing higher raw material costs through to selling prices, together with higher manufacturing costs linked to increased energy prices.

Operating expenses: the year over year increase of $10.9 million was due to higher selling expenses driven by increased sales volumes, including higher provisions for doubtful debts, together with higher research and development costs and higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $165.8 million, or 68 percent, with the majority of our customer activity being concentrated in the Americas region. Customer demand has increased each quarter in 2022, which we believe represents a positive sign for further sales growth for the remainder of 2022 and into 2023.

Gross margin: the year over year increase of 0.6 percentage points was due to a favorable sales mix, while management continue to maintain prices in a competitive market.

Operating expenses: the year over year increase of $43.2 million was driven by higher customer service costs which are necessary to support the increase in demand, together with higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals, and increased provisions for doubtful debts.

Other Income Statement Captions

Corporate costs: the year over year increase of $12.5 million was driven by higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals, together with increased maintenance expenditure for our information technology infrastructure.

Other net income/(expense): for the first nine months of 2022 and 2021, included the following:

(in millions)	2022	2021	Change
Net pension credit	$3.7	$3.9	$(0.2)
Profit on disposal of assets	—	0.2	(0.2)
Foreign exchange gains/(losses) on translation	(10.4)	1.2	(11.6)
Foreign currency forward contracts gains/(losses)	6.5	0.9	5.6

	$(0.2)	$6.2	$(6.4)

Interest expense, net: was $1.1 million in the first nine months of 2022 compared to $1.1 million in the first nine months of 2021. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.

Income taxes: the effective tax rate was 22.9% and 32.0% in the first nine months of 2022 and 2021, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 22.4% in the first nine months of 2022 compared with 23.3% in the first nine months of 2021. The 0.9% percentage point decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Nine months ended September 30
(in millions)	2022	2021
Income before income taxes	$139.4	$101.7
Indemnification asset regarding tax audit	0.4	0.1
Adjustment for stock compensation	4.7	4.2
Acquisition costs	—	0.8
Legacy cost of closed operations	2.6	2.9

	$147.1	$109.7

Income taxes	$31.9	$32.5
Tax on stock compensation	0.5	0.3
Adjustment of income tax provision	—	(0.4)
Tax on acquisition costs	—	0.2
Tax on legacy cost of closed operations	0.5	0.6
Tax on foreign exchange on distribution	—	(0.2)
Change in UK statutory tax rate	—	(7.4)

Adjusted income taxes	$32.9	$25.6

GAAP effective tax rate	22.9%	32.0%
Adjusted effective tax rate	22.4%	23.3%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first nine months of 2022 our working capital increased by $73.5 million, while our adjusted working capital increased by $119.3 million. The difference is primarily due to the exclusion of the decrease in our cash and cash equivalents and the exclusion of movements for income taxes prepaid and due within one year.

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

(in millions)	September 30, 2022	December 31, 2021
Total current assets	$846.4	$728.1
Total current liabilities	(381.4)	(336.6)

Working capital	465.0	391.5
Less cash and cash equivalents	(100.5)	(141.8)
Less prepaid income taxes	(13.8)	(5.8)
Less other current assets	(0.4)	(0.4)
Add back current portion of accrued income taxes	14.7	3.7
Add back finance leases	—	0.1
Add back current portion of plant closure provisions	5.6	5.2
Add back current portion of operating lease liabilities	13.6	12.4

Adjusted working capital	$384.2	$264.9

We had a $58.0 million increase in trade and other accounts receivable driven by increased trading activity across all our reporting segments. Days’ sales outstanding decreased in our Performance Chemicals segment from 64 days to 57 days; increased from 53 days to 58 days in our Fuel Specialties segment; and increased from 52 days to 57 days in our Oilfield Services segment.

We had a $104.2 million increase in inventories, net of a $0.1 million increase in allowances, in anticipation of further increases in demand in 2022, while managing the risk of further supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory increased in our Performance Chemicals segment from 59 days to 76 days; increased from 108 days to 151 days in our Fuel Specialties segment; and decreased from 76 days to 58 days in our Oilfield Services segment.

Prepaid expenses decreased $10.6 million, from $18.0 million to $7.4 million due to the normal expensing of prepaid invoices.

We had a $32.3 million increase in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) decreased in our Performance Chemicals segment from 47 days to 44 days; decreased from 50 days to 46 days in our Fuel Specialties segment; and increased from 48 days to 52 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $3.3 million in the first nine months of 2022 compared to cash generated of $24.4 million in the first nine months of 2021. The reduction in cash generated from operating activities was principally related to the increase in working capital required to support the growth in sales and secure the supply of raw materials.

Cash

At September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $100.5 million and $141.8 million, respectively, of which $42.9 million and $55.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The decrease in cash and cash equivalents of $41.3 million for the first nine months of 2022 was driven by our increased working capital levels to support sales growth, together with our continued investments in capital projects, share repurchases and the payment of our semi-annual dividend.

Debt

At September 30, 2022, we had no debt outstanding under the revolving credit facility and $0.0 million of obligations under finance leases relating to certain fixed assets within our Oilfield Services segment.

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

Item 4    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended September 30, 2022, the Company purchased its common stock as part of a recently announced share repurchase program.

The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	7,500	91.93	7,500	$46.6 million
August 1, 2022 through August 31, 2022	2,500	95.91	2,500	$46.4 million
September 1, 2022 through September 30, 2022	15,000	90.52	15,000	$45.0 million

Total	25,000	91.48	25,000	$45.0 million

[1]	On February 15, 2022 the Company announced a repurchase plan for up to $50 million of the Company’s common stock over a three-year period commencing on February 16, 2022.

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

INNOSPEC INC.
Registrant

Date: November 9, 2022	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams
President and Chief Executive Officer

Date: November 9, 2022	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson
Executive Vice President and Chief Financial Officer