Form 10-K
period 2022-12-31
INNOSPEC INC.
filed 2023-02-22
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31 , 2022

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
(
303
)
792 5554
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock , par value $0.01 per share	IOSP	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes

☒
     No

☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes

☐

No

☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fil
ing requirements for the past 90 days.
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

☒
If
securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act
).
Yes
☐
     No
☒
The
aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of the most recently completed second fiscal quarter (June 30, 2022) was approximately $
1,409
 million, based on the closing price of the common shares on the NASDAQ on June 30, 2022. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 15, 2023,
24,765,534
 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2023 are incorporated by reference into Part III of this Form
10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies a wide range of specialty chemicals to markets in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Our Performance Chemicals business creates innovative technology-based solutions for our customers in the personal care, home care, agrochemical, mining and industrial markets. Our Fuel Specialties business specializes in manufacturing and supplying fuel additives that improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, cost-efficient and environmentally friendly.

Segment Information

The Company reports its financial performance based on three reportable segments which are Performance Chemicals, Fuel Specialties and Oilfield Services.

Our Octane Additives segment has previously ceased trading and is no longer a reporting segment from July 1, 2020, as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

Performance Chemicals

Our Performance Chemicals segment provides innovative technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical, mining and other industrial markets.

This segment has grown through acquisitions, together with the organic development and marketing of innovative products in these end-markets.

Our customers in this segment include large multinational companies, manufacturers of personal care and home care products and global mining, agriculture and building products and other industrial companies.

Fuel Specialties

Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemical products used as additives in diesel, jet, marine, fuel oil and other fuels.

These fuel additive products help improve fuel efficiency, boost engine performance and reduce harmful emissions; and are most commonly used in the efficient operation of commercial trucking, marine and aviation engines, power station generators, heating oil and other industrial machinery applications.

The segment has grown organically through our development of new products to address increased demand for fuel, focus on fuel economy, higher efficiency engine technologies and legislative developments, including tightening global emissions regulations. We are also applying these fuels technologies to an increasing number of non-fuel applications in a variety of industries.

Our customers in this segment include national and multinational oil companies, fuel marketers and retailers, fuel terminals, marine lines, coating & plastics producers and other heavy industrial end-users.

Oilfield Services

Our Oilfield Services segment develops and markets chemical solutions for fracturing, drilling, stimulation and completion operations, products for oil and gas production and transport which aid flow assurance and maintain asset integrity.

Our customers in this segment include multinational public and independent exploration & production and oilfield services companies currently operating principally in the Americas.

Strategy

Our strategy is to develop new and improved products and technologies to continue to strengthen and increase our market positions within our Performance Chemicals, Fuel Specialties and Oilfield Services segments. We also actively continue to assess potential strategic acquisitions, partnerships and other opportunities that would enhance and expand our customer offering. We focus on opportunities that would extend our technology base, geographical coverage or product portfolio. We believe that focusing on the Performance Chemicals, Fuel Specialties and Oilfield Services segments, in which the Company has existing experience, expertise and knowledge, provides opportunities for positive returns on investment with reduced operating risk. We also continue to expand our geographical footprint, consistent with the development of global markets.

Geographical Area Information

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Working Capital

The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory in order to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not believe that this is materially different to our competitors.

The purchase of large amounts of certain raw materials across all our segments can create some variations in working capital requirements, but these are planned and managed by the business.

We do not believe that our terms of sale or purchase differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are oleochemicals and derivatives, cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides. These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene for our operations in Germany, available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline, making it effectively a single source. Ethylene is used as a primary raw material for one of our German operations in products representing approximately 5% of Innospec’s sales.

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

Customers

In 2022, the Company had a significant customer in the Oilfield Services segment which accounted for $222.2 million (11.3%) of our net group sales.

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes on the basis of a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory expertise.

Performance Chemicals: Within the Performance Chemicals segment we operate in the personal care, home care, agrochemical, mining markets and other industrial markets, which are highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves particular customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

Fuel Specialties: The Fuel Specialties segment is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships. We believe we remain the world’s only producer of tetra ethyl lead (“TEL”) for use in aviation gasoline, which we market as our AvGas product line.

Oilfield Services: Our Oilfield Services segment is very fragmented and although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. Our competitive strength is our proven technology, broad regional coverage and strong customer relationships.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Performance Chemicals, Fuel Specialties and Oilfield Services

segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $38.7 million, $37.4 million and $30.9 million in 2022, 2021 and 2020, respectively.

We believe that our proven technical capabilities provide us with a significant competitive advantage. Our Performance Chemicals business has launched significant new mild surfactants, which are well aligned with developing customer needs. In addition, the business has developed further formulations in emollients, silicones and surfactants for the personal care, home care, agrochemical, mining markets and other industrial markets. Fuel Specialties has continued to innovate, focused on bringing new technologies to market which reduce pollution and improve fuel economy, including detergents and cold flow improvers. In Oilfield Services, new technologies have been introduced to improve the hydrocarbon yield from customers’ operations and to protect assets, including friction modifiers, biocide formulations and additives to improve drilling muds.

Health, Safety and Environmental Matters

We are subject to environmental laws in the countries in which we operate and conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws.

Our principal site giving rise to asset retirement obligations is our Ellesmere Port manufacturing site in the United Kingdom. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites. We regularly review the future expected costs of remediation and the current estimate is reflected in the Consolidated Balance Sheets and Note 13 of the Notes to the Consolidated Financial Statements.

The European Union (“E.U.”) legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the substances in the Company’s products to be registered with the European Chemicals Agency. Under this legislation the Company has to demonstrate that the substances it uses in its products are safe for use and appropriate for their intended purposes in the E.U.. During this registration and continual evaluation process, the Company incurs expenses to test and register substances it manufactures or imports in the E.U..

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

Environmental, Social & Governance (“ESG”) and Corporate Social Responsibility Reporting

As part of our commitment to being open and transparent about our performance, our latest Responsible Business Report, which is our 2021 Report, was independently assured to assess its adherence to the globally recognized AA1000 Assurance Standard.

The Responsible Business Report, along with further information on our sustainability program and performance is available online in the “Corporate Social Responsibility” section of the Company’s website at https://innospecsustainability.com. Such information does not constitute part of, and is not incorporated by reference into this Annual Report on Form 10-K.

Employees and Human Capital Management

The Company had approximately 2,100 employees in 25 countries as at December 31, 2022.

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

The Company’s Board of Directors (the “Board”) is also actively involved in reviewing and approving executive compensation, selections and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. The Company’s Chief Executive Officer (“CEO”) periodically provides the Board with an assessment of senior executives that have potential as successor for the CEO position, as well as perspectives on potential candidates for other senior management positions.

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

Employee Engagement

Attracting Talent: We believe our hardworking team of employees is our greatest asset. We employ approximately 2,100 people across 25 countries and we believe that the skills, commitment and enthusiasm of our employees helps us to deliver long-term growth for investors.

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

On February 24, 2022, Russia launched an invasion into Ukraine which has had some effect on our ability to obtain and import certain raw materials used to manufacture our products and our ability to export and sell our products in these countries. The ongoing conflict, and sanctions imposed upon Russia and Belarus, may impact on the Company’s sales, cost of procuring raw materials or distribution costs in future periods. The wider implications of the conflict have driven up the cost of energy and utilities used to operate our manufacturing plants, particularly in Europe, with the further potential for issues relating to the supply of energy, particularly natural gas, for our manufacturing sites in countries reliant on supplies from Russia. The fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on raw materials and energy; and heightened cybersecurity threats.

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

The level of inflation and energy costs, particularly in Europe, may result in an adverse impact to the Group’s results from employee wages and other costs of operations of our manufacturing sites.

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

Chemical related assets, and U.S. corporations such as us, may be at greater risk of future terrorist attacks than other possible targets in the U.S., the U.K. and throughout the world. Extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence and consequences of such events cannot be predicted, but they can adversely impact economic conditions in general and in our specific markets. The resulting damage from such events could include loss of life, severe injury and property damage or site closure. Any of these matters could adversely impact our results of operations, financial position and cash flows.

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

Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel, labor shortages and increased turnover, temporary closures of our facilities or facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows.

Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which COVID-19 or other pandemics will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include ongoing spread of the virus, disease severity, outbreak duration, extent of any reoccurrence of the coronavirus or any evolutions or mutations of the virus, and availability, administration and effectiveness of vaccines and development of therapeutic treatments that can restore consumer and business economic confidence.

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

Our future success will depend in substantial part on the continued services of our senior management. The loss of the services of one or more of our key executive personnel could affect the implementation of our business plan and result in reduced profitability. Our future success also depends on the continued ability to attract, develop, retain and motivate highly-qualified technical and support staff. We cannot guarantee that we will be able to retain our key personnel or attract or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, this could adversely impact our results of operations, financial position and cash flows.

An information technology system failure may adversely affect our business.

We rely on information technology systems to transact our business. Like other global companies, we and our third party service providers have, from time to time, been and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including, but not limited to, physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations including by state actors, terrorists or organized crime. Also, like other global companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combatting these security threats. The frequency and sophistication of such threats continue to increase, with malicious actors frequently changing tactics and techniques. These threats often become further heightened in connection with geopolitical tensions. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and breaches of our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Our systems, processes, software and network and those of our third party service providers may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attacks, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. An information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. Our information technology costs may increase to ensure the appropriate level of cyber security as we continuously adapt to the changing technological environment.

While we have limited insurance coverage in place that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to certain limitations and may not be applicable to a particular incident or otherwise be sufficient to cover all our losses beyond any coverage limitations. Furthermore, a significant or protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows.

Decline in our AvGas business

The sales of our AvGas product line for use in aviation fuel are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. The U.S. Federal Aviation Administration (“FAA”) program (Piston Aviation Fuels Initiative) has been established to identify a replacement fuel, and candidate fuels are at an early pre-screening stage. In 2022, the FAA created a new team named Eliminate Aviation Gasoline Lead Emissions (“EAGLE”). This is a government-industry partnership that also encompasses fuel producers and distributors, airport operators, communities that support general aviation airports, and environmental experts. The most significant announcement impacting the Company is the stated aim of EAGLE to eliminate lead emissions from general aviation by the end of 2030. There are also regulatory projects underway for the European Union, which are considering the phase out of leaded fuel for the aviation industry earlier than the FAA timetable.

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

Demand for our services and products in our Oilfield Services business is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies. The level of exploration, development and production activity is directly affected by trends in demand for and prices of oil and gas, which historically have been volatile and are likely to continue to be volatile. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of other economic and political factors that are beyond our control. Even the perception of longer-term lower oil and gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and gas include, but are not limited to, the level of supply and demand for oil and gas; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and gas reserves; weather conditions and natural disasters; worldwide political, military and economic conditions; the level of oil and gas production by non-OPEC (“Organization of the Petroleum Exporting Countries”) countries and the available excess production capacity within OPEC; the cost of producing and delivering oil and gas; and potential acceleration of the development of alternative power generation, fuels and engine technologies. Any prolonged reduction in oil and gas prices will depress the immediate levels of exploration, development and production activity, which could have a material adverse impact on our results of operations, financial position and cash flows.

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

We are subject to hazards which are common to chemical manufacturing, blending, storage, handling and transportation. These hazards include, but are not limited to, fires, explosions, chemical spills and the release or discharge of toxic or hazardous substances together with the more generic risks of labor strikes or slowdowns, mechanical failure in scheduled downtime, extreme weather or transportation interruptions. These hazards could result in loss of life, severe injury, property damage, environmental contamination and temporary or permanent manufacturing cessation. Any of these factors could adversely impact our results of operations, financial position and cash flows.

Legal, Regulatory and Tax Matters

We are subject to extensive regulation of our international operations that could adversely affect our business and results of operations.

Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including, but are not limited to, those that prohibit improper payments to government officials, restrict where and with whom we can do business and limit the products, software and technology that we can supply to certain countries and customers. These laws include, but are not limited to, the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, sanctions and assets control programs administered by the U.S. Department of the Treasury and/or the European Union from time to time, and the U.S. export control laws such as the regulations under the U.S. Export Administration Act, as well as similar laws and regulations in other countries relevant to our business operations. Violations of any of these laws or regulations, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.

Our United Kingdom defined benefit pension plan could adversely impact our financial condition, results of operations and cash flows.

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) of our United Kingdom defined benefit pension plan (“UK Plan”) are dependent on our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension credit recognized in the income statement.

In May 2022, the Trustees of the UK Plan entered into an agreement with Legal and General Assurance Society Limited to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the UK Plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a “buy-in”. The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. The buy-in reduces the UK Plan’s value at risk in relation to key risks associated with improved longevity, inflation and interest rate movements while improving the security to the UK Plan and its members. The Company consequently benefits from the buy-in as it reduces the UK Plan’s potential reliance on the Company for future cash funding requirements. However, should an unexpected issue arise, there could be consequences which adversely impact our results of operations, financial position and cash flows.

We may have additional tax liabilities.

We are subject to income and other taxes in the U.S., the U.K., and a number of other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Significant judgment is required in estimating our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, any final determination pursuant to tax audits and any related litigation could be materially different to the amounts reflected in our Consolidated Financial Statements. Should any tax authority disagree with our estimates and determine any additional tax liabilities, including interest and penalties for us, this could adversely impact our results of operations, financial position and cash flows.

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

Diverse chemical regulatory processes in different countries around the world might create complexity and additional cost. U.K. REACH, which was precipitated by the U.K.’s exit from the E.U., is one such example.

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

We operate a number of manufacturing sites and are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations, including, but not limited to, those relating to emissions to the air, discharges to land and water, and the generation, handling, treatment and disposal of hazardous waste and other materials on these sites. We operate under numerous environmental permits and licenses, many of which require periodic notification and renewal, which is not automatic. New or stricter laws and regulations could increase our compliance burden or costs and adversely affect our ability to develop, manufacture, blend, market and supply products.

Our operations, and the operations of prior owners of our sites, pose the risk of environmental contamination which may result in fines or criminal sanctions being imposed or require significant amounts in environmental remediation payments.

We anticipate that certain manufacturing sites may cease production over time and on closure, will require safely decommissioning and some environmental remediation. The extent of our obligations will depend on the future use of the sites that are affected and the environmental laws in effect at the time. We currently hold a plant closure provision in our Consolidated Financial Statements based on current known obligations, anticipated plans for sites or existing environmental laws. If there were to be unexpected or unknown contamination at these sites, or future plans for the sites or environmental laws change, then current provisions may prove inadequate, which could adversely impact our results of operations, financial position and cash flows.

We may be exposed to certain regulatory and financial risks related to climate change

The outcome of new or potential legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, fees or restrictions on certain activities. Compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any climate change regulations enacted in the future could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect us.

Key Third Party Relationships

Having a small number of significant customers may have a material adverse impact on our results of operations.

Our principal customers are personal and home care companies, oil refiners, oil and gas exploration and production companies, and other chemical and industrial companies. These industries are characterized by a concentration of a few large participants. The loss of a significant customer, a material reduction in demand by a significant customer or termination or non-renewal of a significant customer contract could adversely impact our results of operations, financial position and cash flows.

A disruption in the supply of raw materials or transportation services would have a material adverse impact on our results of operations.

Although we try to anticipate problems with supplies of raw materials or transportation services by building certain inventories of strategic importance, transport operations are exposed to various risks such as extreme weather conditions, natural disasters, technological problems, work stoppages, geopolitical tensions, pandemics, as well as transportation regulations. If the Company experiences transportation problems, or if there are significant changes in the cost of these services, the Company may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship finished products, which could adversely impact our results of operations, financial position and cash flows.

The inability of counterparties to meet their contractual obligations could have a substantial adverse impact on our results of operations.

Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required. We have in place a credit facility with a syndicate of banks. From time to time, we use derivatives, including, but not limited to, interest rate swaps, commodity swaps and foreign currency forward exchange contracts, in the normal course of business to manage market risks. We enter into derivative instruments with a diversified group of major financial institutions in order to manage the exposure to non-performance of such instruments.

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

The primary exchange rate fluctuation exposures we have are with the E.U. euro, British pound sterling and Brazilian real. Exchange rates between these currencies and the U.S. dollar have fluctuated in recent years and may continue to do so. We cannot accurately predict future exchange rate variability among these currencies or relative to the U.S. dollar. While we take steps to manage currency exchange rate exposure, including entering into hedging transactions, we cannot eliminate all exposure to future exchange rate variability. These exchange risks could adversely impact our results of operations, financial position and cash flows.

A high concentration of significant stockholders may have a material adverse impact on our stock price.

Approximately 44% of our common stock is held by four stockholders. A decision by any of these, or other substantial, stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price. This could in turn adversely impact our ability to access equity markets, which could adversely impact our results of operations, financial position and cash flows.

Our amended and restated by-laws designate specific Delaware courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

•

any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our amended and restated certificate of incorporation, the By-laws, or as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware,

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

Application of the choice of forum provision may be limited in some instances by law. Section 27 of the Securities Exchange Act of 1934 (“Exchange Act”) provides for exclusive federal court jurisdiction over Exchange Act claims. Accordingly, to the extent the exclusive forum provision is held to cover a shareholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Delaware Court of Chancery and would instead be within the jurisdiction of the federal district court for the District of Delaware. Section 22 of the Securities Act of 1933 (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder. The selection of legal jurisdiction for litigation claims may impact the outcome of legal proceedings which could in turn impact our results of operations, financial position and cash flows.

The provisions of our revolving credit facility may restrict our ability to incur additional indebtedness or to otherwise expand our business.

Our revolving credit facility contains restrictive clauses which may limit our activities as well as operational and financial flexibility. We may not be able to borrow under the revolving credit facility if an event of default under the terms of the facility occurs. An event of default under the credit facility includes a material adverse change to our assets, operations or financial condition, and certain other events. The revolving credit facility also contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets or materially change our line of business.

In addition, the revolving credit facility requires us to meet certain financial ratios, including ratios based on net debt to earnings before income tax, depreciation and amortization (“EBITDA”) and net interest expense to EBITDA. Net debt, net interest expense and EBITDA are non-GAAP measures of liquidity defined in the credit facility. Our ability to meet these financial covenants depends upon the future successful operating performance of the business. If we fail to comply with these financial covenants, we would be in default under the revolving credit facility and the maturity of our outstanding debt could be accelerated unless we were able to obtain waivers from our lenders. If we were found to be in default under the revolving credit facility, it could adversely impact our results of operations, financial position and cash flows.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties

General

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties	Corporate Headquarters/ Business Teams/ Sales/Administration

Newark, Delaware (1)	Fuel Specialties	Research & Development

Herne, Germany	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Moscow, Russia (1)	Fuel Specialties	Sales/Administration

Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals	European Headquarters Business Teams/ Sales/Manufacturing/Administration/ Research & Development/ Fuel Technology Center

Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Singapore, Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters/ Business Teams/ Sales/Administration

Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Rio de Janeiro, Brazil (1)	Fuel Specialties, Performance Chemicals and Oilfield Services	Sales/Administration

High Point, North Carolina	Performance Chemicals	Manufacturing/Administration/ Research & Development

Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration/ Research & Development

Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration

Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development

Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development

Location	Reporting Segment	Operations

Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development

Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration

Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration

Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration

Sugar Land, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

Williston, North Dakota	Oilfield Services	Sales/Warehouse

Casper, Wyoming (1)	Oilfield Services	Warehouse

(1)	Leased property

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

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 15, 2023 there were 670 registered holders of the common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2022.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2022, the Company purchased its common stock as part of a share repurchase program and in connection with the exercising of stock options by employees.

The following table provides information about our repurchases of equity securities in the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022	8,302	$90.39	8,302	$44.3 million
November 1, 2022 through November 30, 2022	1,059	$106.49	212	$44.2 million
December 1, 2022 through December 31, 2022	0	$0.00	0	$44.2 million

Total	9,361	$92.21	8,514	$44.2 million

1 On February 15, 2022 the Company announced a repurchase plan for up to $50 million of the Company’s common stock over a three-year period commencing on February 16, 2022.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, S&P 500 Index, S&P 1500 Specialty Chemicals Index and Russell 2000

Index since December 31, 2017, assuming a $100 investment and the re-investment of any dividends thereafter. Historical stock price performance should not be relied upon as an indication of future stock price performance.

For the year ended December 31, 2022, we have changed one of the comparative indices from the NASDAQ Composite to the S&P 1500 Specialty Chemicals Index which we believe provides an improved peer group comparative. The total return to stockholders of the new and the old comparative indices is shown in the table below the following graph.

Value of $100 Investment made December 31, 2017*

	2017	2018	2019	2020	2021	2022
Innospec Inc.	$100.00	$88.74	$150.09	$133.16	$134.29	$154.80
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 1500 Specialty Chemicals Index	100.00	93.97	111.15	129.30	165.17	124.09
NASDAQ Composite	100.00	96.41	133.31	192.48	235.16	158.65
Russell 2000 Index	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41

* Excludes purchase commissions.

Item 6	[Reserved]

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.

EXECUTIVE OVERVIEW

In 2022 Innospec delivered double-digit sales and operating income growth with expanded margins, and each of our businesses contributed meaningfully to our results. We benefited from our balanced end-market exposure in late 2022 as the negative impact of year-end customer destocking in Performance Chemicals was offset by continued growth in Oilfield Services and Fuel Specialties.

In Performance Chemicals, despite aggressive customer destocking which drove lower volumes and margins in the fourth quarter, full-year operating income increased by 34 percent, and operating margin improved for the fifth consecutive year. Our industry-leading personal care technologies drove the majority of operating income growth in 2022.

Fuel Specialties delivered double-digit operating income growth for the full year. Gross margins remained below our expected range, but improvement continues to be a key focus and opportunity for our business in 2023. We believe there is potential for gross margin expansion once inflation normalizes and demand for our higher margin jet fuel additives recovers.

Oilfield Services achieved significant sales and operating income growth over the prior year. In 2023, we anticipate that a portion of our sales will moderate versus the extremely strong third and fourth quarters of 2022. However, we expect potential for further improvement in the other markets within our oilfield business.

CRITICAL ACCOUNTING ESTIMATES

Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

Plant Closure Provisions

We are subject to environmental laws in the countries in which we conduct business. Ellesmere Port in the United Kingdom is our principal site giving rise to asset retirement obligations, associated with the production of TEL. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed.

Plant closure provisions at December 31, 2022 amounted to $57.2 million and relate principally to our Ellesmere Port site in the United Kingdom. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for plant closure provisions are reasonable, they are subjective estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.

Income Taxes

We are subject to income and other taxes in the U.S., the U.K., and a number of other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.

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

Pensions

The Company maintains a defined benefit pension plan covering certain current and former employees in the United Kingdom (“UK Plan”). The UK Plan is closed to future service accrual but has a large number of deferred and current pensioners. The Company also has other smaller pension arrangements in the U.S. and overseas.

In May 2022, the Trustees of the UK Plan entered into an agreement with Legal and General Assurance Society Limited to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the UK Plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a “buy-in”. The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. The buy-in reduces the UK Plan’s value at risk in relation to key risks associated with improved longevity, inflation and interest rate movements while improving the security to the UK Plan and its members. The Company consequently benefits from the buy-in as it reduces the UK Plan’s potential reliance on the Company for future cash funding requirements.

Movements in the UK Plan’s Projected Benefit Obligation (“PBO”) are dependent on our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO at December 31, 2022 by approximately $10.3 million and the net pension credit for 2023 would change by approximately $0.1 million. A 0.25% change in the level of price inflation assumption would change the PBO at December 31, 2022 by approximately $6.5 million and the net pension credit for 2022 by approximately $0.6 million.

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

To test for impairment the Company performs a qualitative step zero assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a segment is less than the carrying amount prior to performing the quantitative goodwill impairment test. Factors utilized in the qualitative assessment process include macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and Company specific events.

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

At December 31, 2022 we had $358.8 million of goodwill relating to our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Our step zero impairment review at December 31, 2022 indicated the fair value of each segment is, more likely than not, higher than the carrying value, meaning no step one impairment review was required to be performed.

Property, Plant and Equipment and Other Intangible Assets (Net of Depreciation and Amortization, respectively)

As at December 31, 2022 we had $220.9 million of property, plant and equipment and $45.0 million of other intangible assets (net of depreciation and amortization, respectively), that are discussed in Notes 6 and 9 of the Notes to the Consolidated Financial Statements, respectively. These long-lived assets relate to all of our reporting segments and are being amortized or depreciated straight-line over periods of up to 17 years in respect of the other intangible assets and up to 25 years in respect of the property, plant and equipment.

We continually assess the markets and products related to these long-lived assets, as well as their specific carrying values, and have concluded that these carrying values, and amortization and depreciation periods, remain appropriate.

RESULTS OF OPERATIONS

The following table provides sales, gross profit and operating income by reporting segment:

(in millions)	2022	2021	2020
Net sales:
Performance Chemicals	$639.7	$525.3	$425.4
Fuel Specialties	730.2	618.3	512.7
Oilfield Services	593.8	339.8	255.0

	$1,963.7	$1,483.4	$1,193.1

Gross profit:
Performance Chemicals	$150.0	$125.2	$103.8
Fuel Specialties	221.9	193.2	160.3
Oilfield Services	214.8	116.5	80.8
Octane Additives	—	—	(2.2)

	$586.7	$434.9	$342.7

Operating income:
Performance Chemicals	$95.3	$70.9	$54.8
Fuel Specialties	121.7	104.6	84.5
Oilfield Services	41.7	10.4	(9.5)
Octane Additives	—	—	(2.8)
Corporate costs	(71.4)	(55.6)	(52.2)
Restructuring charge	—	—	(21.3)
Impairment of intangible assets	—	—	(19.8)
Profit on disposal	—	1.8	—

Total operating income	$187.3	$132.1	$33.7

Other income/(expense), net	$(1.6)	$3.8	$7.8
Interest expense, net	(1.1)	(1.5)	(1.8)

Income before income taxes	184.6	134.4	39.7
Income taxes	(51.6)	(41.3)	(11.0)

Net income	$133.0	$93.1	$28.7

Results of Operations – Fiscal 2022 compared to Fiscal 2021:

(in millions, except ratios)	2022	2021	Change
Net sales:
Performance Chemicals	$639.7	$525.3	$114.4	+22%
Fuel Specialties	730.2	618.3	111.9	+18%
Oilfield Services	593.8	339.8	254.0	+75%

	$1,963.7	$1,483.4	$480.3	+32%

Gross profit:
Performance Chemicals	$150.0	$125.2	$24.8	+20%
Fuel Specialties	221.9	193.2	28.7	+15%
Oilfield Services	214.8	116.5	98.3	+84%

	$586.7	$434.9	$151.8	+35%

Gross margin (%):
Performance Chemicals	23.4	23.8	-0.4
Fuel Specialties	30.4	31.2	-0.8
Oilfield Services	36.2	34.3	+1.9
Aggregate	29.9	29.3	+0.6

Operating expenses:
Performance Chemicals	$(54.7)	$(54.3)	$(0.4)	+1%
Fuel Specialties	(100.2)	(88.6)	(11.6)	+13%
Oilfield Services	(173.1)	(106.1)	(67.0)	+63%
Corporate costs	(71.4)	(55.6)	(15.8)	+28%
Profit on disposal	—	1.8	(1.8)	+100%

	$(399.4)	$(302.8)	$(96.6)	+32%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+20	-9	+7	+2
Price and product mix	+20	+33	+18	+28
Exchange rates	—	-14	-7	-8

	+40	+10	+18	+22

Higher sales volumes for the Americas and ASPAC were primarily driven by increased demand for our personal care products. Lower sales volumes for EMEA were due to reductions in demand for our home care products when compared to strong sales volumes in the prior year. All our regions benefited from a favorable price and product mix due to increased sales of higher priced products together with the impact of increased raw materials pricing being passed on through higher selling prices. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a strengthening of the U.S. dollar against the British pound sterling and the European Union euro.

Gross margin: the year over year decrease of 0.4 percentage points was primarily due to adverse manufacturing variances and higher raw materials costs in the fourth quarter of 2022, being partly offset by a favorable sales mix from increased sales of higher margin products.

Operating expenses: the year over year increase of $0.4 million was due to higher selling expenses to support our increased sales and higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals; being partly offset by lower provisions for doubtful debts.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+10	-11	+11	+4	—
Price and product mix	+28	+32	+14	-7	+26
Exchange rates	—	-17	-4	—	-8

	+38	+4	+21	-3	+18

The Americas and ASPAC sales volumes have increased year over year as the global demand for refined fuel products has increased. EMEA sales volumes were lower year over year primarily due to a reduction for the sales of higher volume lower margin products. Price and product mix was favorable in all our regions due to a favorable sales mix with an increased proportion of sales of higher margin products, together with the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix with a higher proportion of sales being made to lower margin customers. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a strengthening of the U.S. dollar against the British pound sterling and the European Union euro.

Gross margin: the year over year decrease of 0.8 percentage points was due to the impact of the time lag for passing higher raw material costs through to selling prices.

Operating expenses: the year over year increase of $11.6 million was due to higher personnel-related expenses, including higher share-based compensation accruals, higher travel expenses, increased sales promotions and increased provisions for doubtful debts.

Oilfield Services

Net sales: have increased year over year by $254.0 million, or 75 percent, with the majority of our customer activity being concentrated in the Americas region. Customer demand has increased through each quarter in 2022, which we believe represents a positive sign for further sales growth going into 2023.

Gross margin: the year over year increase of 1.9 percentage points was due to a favorable sales mix, while management are continuing to maintain prices in a competitive market.

Operating expenses: the year over year increase of $67.0 million was driven by higher customer service costs which are necessary to support the increase in demand, together with higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals, and increased provisions for doubtful debts.

Other Income Statement Captions

Corporate costs: the year over year increase of $15.8 million was driven by higher personnel-related expenses, including higher share-based compensation accruals and higher performance-related remuneration accruals, together with increased maintenance expenditure for our information technology infrastructure.

Profit on disposal: in the prior year there was a profit on disposal of $1.8 million, which principally related to the sale of land within our oilfield services business in the U.S..

Other net income/(expense): for 2022 and 2021, includes the following:

(in millions)	2022	2021	Change
Net pensions credit	$4.8	$5.4	$(0.6)
Foreign exchange gains/(losses) on translation	(7.1)	(2.6)	(4.5)
Foreign currency forward contracts gains/(losses)	0.7	1.0	(0.3)

	$(1.6)	$3.8	$(5.4)

Interest expense, net: was $1.1 million in 2022 compared to $1.5 million in 2021. Interest expense includes a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.

Income taxes: The effective tax rate was 28.0% and 30.7% in 2022 and 2021, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 27.0% in 2022 compared with 22.7% in 2021. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2022	2021
Income before income taxes	$184.6	134.4
Adjustment for stock compensation	6.7	4.4
Indemnification asset regarding tax audit	0.1	0.1
Legacy cost of closed operations	3.5	3.4
Acquisition costs	—	0.8

Adjusted income before income taxes	$194.9	143.1

Income taxes	$51.6	41.3
Adjustment of income tax provisions	—	(0.5)
Tax on stock compensation	0.6	1.3
Tax loss / (gain) on distribution	—	(0.2)
Change in UK statutory tax rate	—	(7.3)
Tax on legacy cost of closed operations	0.7	(1.5)
Tax on acquisition costs	—	0.2
Other discrete items	(0.3)	(0.8)

Adjusted income taxes	$52.6	32.5

GAAP effective tax rate	28.0%	30.7%

Adjusted effective tax rate	27.0%	22.7%

The GAAP effective tax rate and adjusted effective tax rate in 2022 have been negatively impacted by foreign income inclusions, net of foreign tax credits, which arise each year from certain types of income earned overseas being taxable under U.S. tax regulations.

As a consequence of the Company having operations outside of the U.S., it is exposed to foreign currency fluctuations. These have also had a negative impact on the GAAP effective tax rate and adjusted effective tax rate in 2022.

The adjusted effective tax rate is lower than the GAAP effective tax rate, primarily due to elimination of stock compensation activity to better reflect the Company’s underlying business performance.

The most significant factor impacting our adjusted effective tax rate in 2021 is the elimination of the impact of the increase in the U.K. statutory income tax rate.

For additional information regarding the GAAP effective tax rate in 2022, see Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2021 compared to Fiscal 2020:

(in millions, except ratios)	2021	2020	Change
Net sales:
Performance Chemicals	$525.3	$425.4	$99.9	+23%
Fuel Specialties	618.3	512.7	105.6	+21%
Oilfield Services	339.8	255.0	84.8	+33%

	$1,483.4	$1,193.1	$290.3	+24%

Gross profit:
Performance Chemicals	$125.2	$103.8	21.4	+21%
Fuel Specialties	193.2	160.3	32.9	+21%
Oilfield Services	116.5	80.8	35.7	+44%
Octane Additives	—	(2.2)	2.2	-100%

	$434.9	$342.7	92.2	+27%

Gross margin (%):
Performance Chemicals	23.8	24.4	-0.6
Fuel Specialties	31.2	31.3	-0.1
Oilfield Services	34.3	31.7	+2.6
Aggregate	29.3	28.7	+0.6

Operating expenses:
Performance Chemicals	$(54.3)	$(49.0)	$(5.3)	+11%
Fuel Specialties	(88.6)	(75.8)	(12.8)	+17%
Oilfield Services	(106.1)	(90.3)	(15.8)	+17%
Octane Additives	—	(0.6)	0.6	-100%
Corporate costs	(55.6)	(52.2)	(3.4)	+7%
Restructuring charge	—	(21.3)	21.3	-100%
Impairment of intangible assets	—	(19.8)	19.8	-100%
Profit on disposal	1.8	—	1.8	+100%

	$(302.8)	$(309.0)	$6.2	-2%

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

Higher volumes for the Americas were driven by increased demand for our personal care products. Volumes in EMEA were favorable including the continued recovery of demand across several markets which have been adversely impacted by the pandemic. Lower volumes in ASPAC were primarily driven by a reduction in demand for our personal care products. All our regions benefited from a favorable price and product mix due to increased sales of higher priced products and increased raw materials pricing being passed on through higher selling prices. EMEA and ASPAC benefited from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

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

Volumes in all our regions have increased year over year, as the global demand for refined fuel products has returned to near the pre-pandemic levels. Price and product mix was favorable in all our regions due to increased sales of higher margin products and increased raw materials pricing being passed on through higher selling prices. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to higher margin customers. EMEA and ASPAC benefited from favorable exchange rate movements year over year, due to a strengthening of the British pound sterling and the European Union euro against the U.S. dollar.

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

The most significant factor impacting our adjusted effective tax rate in 2021 is the elimination of the impact of the increase in the statutory income tax rate in the U.K..

The most significant factors impacting our adjusted effective tax rate in 2020 are the restructuring charge relating to the cessation of production and sales of TEL for use in motor gasoline, the impairment of acquired intangible assets in our Oilfield Services segment, and the elimination of the impact of the increase in the statutory income tax rate in the U.K..

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In 2022 our working capital increased by $75.3 million, while our adjusted working capital increased by $88.7 million. The difference is primarily due to the exclusion of the increase in our cash and cash equivalents, together with the movements for income taxes.

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

(in millions)	2022	2021
Total current assets	$872.6	$728.1
Total current liabilities	(405.8)	(336.6)

Working capital	466.8	391.5
Less cash and cash equivalents	(147.1)	(141.8)
Less prepaid income taxes	(3.3)	(5.8)
Less other current assets	(0.4)	(0.4)
Add back current portion of accrued income taxes	18.4	3.7
Add back current portion of finance leases	—	0.1
Add back current portion of plant closure provisions	5.3	5.2
Add back current portion of operating lease liabilities	13.9	12.4

Adjusted working capital	$353.6	$264.9

The movements in our adjusted working capital are explained as follows:

We had a $50.1 million increase in trade and other accounts receivable primarily driven by increased trading activity across our reporting segments. Days’ sales outstanding in our Performance Chemicals segment decreased from 64 days to 60 days; increased in our Fuel Specialties segment from 53 days to 54 days; and increased from 52 days to 54 days in our Oilfield Services segment.

We had a $95.5 million increase in inventories, net of a $1.7 million increase in allowances, as we managed inventory levels to support future demand, with the intention of mitigating the risk of potential supply chain disruption for certain key raw materials. Days’ sales in inventory in our Performance Chemicals segment increased from 59 days to 78 days; increased in our Fuel Specialties segment from 108 days to 138 days; and decreased from 76 days to 58 days in our Oilfield Services segment.

Prepaid expenses decreased $3.9 million, from $18.0 million to $14.1 million principally due to the reduction in prepaid customer marketing arrangements.

We had a $53.0 million increase in accounts payable and accrued liabilities primarily due to increased activity across all our reporting segments. Creditor days (including goods received not invoiced) decreased in our Performance Chemicals segment from 47 days to 42 days; decreased in our Fuel Specialties segment from 50 days to 45 days; and increased from 48 days to 54 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $81.7 million in 2022 compared to cash inflows of $93.2 million in 2021. The reduction in cash generated from operating activities was primarily related to the increases for our working capital being partly offset by the improvements in our earnings before depreciation and amortization.

Cash

At December 31, 2022 and 2021, we had cash and cash equivalents of $147.1 million and $141.8 million, respectively, of which $76.4 million and $55.1 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The $5.3 million increase in cash and cash equivalents in 2022 was driven by the cash inflows from operating activities, while being partly offset by increased working capital levels, continued investments in capital projects and the payment of our semi-annual dividends.

Debt

As at December 31, 2022 and December 31, 2021 the Company had repaid all of its borrowings under the revolving credit facility and as a result, the related deferred finance costs of $0.6 million (December 31, 2021 – $1.0 million) are now included within other current and non-current assets at the balance sheet date.

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

The revolving credit facility contains restrictions which may limit our activities as well as operational and financial flexibility. We may not be able to borrow if an event of default is outstanding, which includes a material adverse change to our assets, operations or financial condition. The credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, effect a merger or consolidation, dispose of assets, or materially change our line of business.

At December 31, 2022, we had no debt outstanding under the revolving credit facility and no obligations under finance leases.

Contractual Commitments

The following represents contractual commitments at December 31, 2022 and the effect of those obligations on future cash flows:

(in millions)	Total	2023	2024-25	2026-27	Thereafter
Operating activities
Operating lease liabilities	45.3	13.9	13.8	5.6	12.0
Operating lease future commitments	2.7	0.9	1.8	—	—
Interest payments on debt	1.6	0.9	0.7	—	—
Investing activities
Capital commitments	37.7	30.6	7.1	—	—
Internally developed software	25.0	20.5	4.5	—	—

Total	$112.3	$66.8	$27.9	$5.6	$12.0

Operating activities

Operating lease commitments relate primarily to right-of-use assets at third party manufacturing facilities, office space, motor vehicles and various items of computer and office equipment which are expected to be renewed and replaced in the normal course of business.

The estimated payments on debt are the commitment fees for our $250.0 million revolving credit facility. Any interest income has been excluded.

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

Internally developed software relates to the planned completion costs for the implementation of our new Enterprise Resource Planning system for EMEA and ASPAC, including the acquisition costs for the software as well as the external and internal costs of the development.

Outlook

Despite the general recessionary outlook for 2023, we continue to anticipate technology-based organic growth opportunities across all our businesses. Over the medium to long-term, we do not expect any change in our customers’ drive towards cleaner formulations, lower carbon footprint and operational efficiency. We plan to continue our investment in R&D to improve our products and technology. Our innovative chemistries and highly-responsive technical service directly support our customers’ priorities.

Our strong balance sheet gives us the flexibility to move in parallel on all of our capital allocation priorities. In 2023, we expect to substantially complete our $70 million Performance Chemicals expansion while continuing dividend growth and, based on our assessment of market conditions, share repurchases. In parallel, we intend to continue to pursue potential acquisitions that complement and expand our geographic, technology and end-market footprint.

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

We evaluate costs for environmental remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs amounting to $57.2 million at December 31, 2022. See Note 13 of the Notes to the Consolidated Financial Statements for further details. Expenditure utilizing these provisions was $4.2 million, $5.3 million and $4.1 million in the years 2022, 2021 and 2020, respectively.

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

Interest Rate Risk

From time to time, the Company uses interest rate swaps to manage interest rate exposure. The Company retains a $250.0 million revolving credit facility which is available to draw down as required. The credit facility carries an interest rate based on U.S. dollar LIBOR plus a margin of between 1.05% and 2.30% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility.

At December 31, 2022, $0.0 million was drawn under the revolving credit facility.

The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2022 and December 31, 2021, there were no interest rate swaps in place. Interest rate swaps have previously been used to hedge interest rate risk on a term loan for a notional value that matched the repayment profile of the term loan.

As at December 31, 2022, the Company had no debt or finance leases and $147.1 million cash and cash equivalents. Assuming variable interest returns on the cash balances, a hypothetical absolute increase or decrease of 1% in U.S. base interest rates for a one-year period would increase or decrease net income and cash flows by approximately $1.5 million before tax.

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

The trading of our Performance Chemicals, Fuel Specialties and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.6 million for a one-year period excluding the impact of any foreign currency forward exchange contracts. Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

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
Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Stockholders of Innospec Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and 2021, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control – Integrated Framework
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

Plant Closure Provisions
As described in Notes 2 and 13 to the consolidated financial statements, at December 31, 2022, the Company has recognized plant closure provisions of $57.2 million, the majority of which relates to asset retirement obligations. The Company recognizes asset retirement obligations when there is an obligation based on a legal requirement, including those arising from Company promises, and the costs can be reasonably estimated. The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs.
The principal considerations for our determination that performing procedures relating to the plant closure provisions is a critical audit matter are: (i) the significant judgment made by management when developing the estimate; (ii) a high degree of auditor judgment and subjectivity in applying procedures relating to the recognition and measurement of the asset retirement obligations; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) the significant audit effort in evaluating the significant assumptions related to: the program of work required; and the timing and cost of performing the remediation work.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the plant closure provisions. These procedures also included, among others: (i) testing management’s process to recognize and measure the estimate; (ii) evaluating the appropriateness of the valuation method; (iii) testing the data used in the calculation of the estimate; (iv) evaluating the reasonableness of significant assumptions including the assessment of the program of work required; the timing and cost of performing the remediation work; and the credit-adjusted risk-free rate; and (iv) evaluating the scope, competency, and objectivity of management’s specialists based on the work they were engaged to perform. Professionals with specialized skill and knowledge were used to assist in evaluating management’s method and the reasonableness of the significant assumptions in respect of the program of the work required and the timing and cost of performing the remediation work.
/s/ PricewaterhouseCoopers LLP
Manchester, United Kingdom
February 22, 2023.
We have served as the Company’s auditor since 2019.

CONSOLIDATED STATEMENTS OF INCOME
(
in millions, except share and per share data
)

	Years ended December 31
	2022	2021	2020
Net sales	$1,963.7	$1,483.4	$1,193.1
Cost of goods sold	(1,377.0)	(1,048.5)	(850.4)

Gross profit	586.7	434.9	342.7

Operating expenses:
Selling, general and administrative	(360.7)	(267.2)	(237.0)
Research and development	(38.7)	(37.4)	(30.9)
Restructuring charge	—	—	(21.3)
Impairment of intangible assets	—	—	(19.8)
Profit on disposal	—	1.8	—

Total operating expenses	(399.4)	(302.8)	(309.0)

Operating income	187.3	132.1	33.7
Other (expense)/income, net	(1.6)	3.8	7.8
Interest expense, net	(1.1)	(1.5)	(1.8)

Income before income tax expense	184.6	134.4	39.7
Income tax expense	(51.6)	(41.3)	(11.0)

Net income	$133.0	$93.1	$28.7

Earnings per share:
Basic	$5.37	$3.78	$1.17

Diluted	$5.32	$3.75	$1.16

Weighted average shares outstanding (in thousands):
Basic	24,787	24,647	24,563

Diluted	24,982	24,854	24,779

The

accompanying notes are an integral part of these statements.

5
3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
in millions
)

Total comprehensive income for the years ended December 31	2022	2021	2020
Net income	$133.0	$93.1	$28.7
Changes in cumulative translation adjustment, net of tax of $5.5 million, $2.0 million and $3.9 million, respectively	(29.2)	(20.2)	23.7
Amortization of prior service cost/(credit), net of tax of $(0.1) million, $(0.1) million and $0.1 million, respectively	0.4	0.2	(0.4)
Amortization of actuarial net losses, net of tax of $(0.1) million, $(0.4) million and $(0.2) million, respectively	0.4	2.2	1.5
Actuarial net gains/(losses) arising during the year, net of tax of $24.0 million, $(9.0) million and $1.9 million, respectively	(69.9)	28.2	(7.7)

Total comprehensive income	$34.7	$103.5	$45.8

The

accompanying notes are an integral part of these statements.

5
4

CONSOLIDATED BALANCE SHEETS
(
in millions, except share and per share data
)

	At December 31
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$147.1	$141.8
Trade and other accounts receivable (less allowances of $7.7 million and $5.1 million, respectively)	334.6	284.5
Inventories (less allowances of $27.1 million and $25.4 million, respectively):
Finished goods	259.3	188.3
Raw materials	113.8	89.3

Total inventories	373.1	277.6
Prepaid expenses	14.1	18.0
Prepaid income taxes	3.3	5.8
Other current assets	0.4	0.4

Total current assets	872.6	728.1
Net property, plant and equipment	220.9	214.4
Operating leases right-of-use assets	45.3	35.4
Goodwill	358.8	364.3
Other intangible assets	45.0	57.5
Deferred tax assets	5.9	6.4
Pension asset	48.1	159.8
Other non-current assets	7.1	5.0

Total assets	$1,603.7	$1,570.9

Liabilities and Equity
Current liabilities:
Accounts payable	$165.3	$148.7
Accrued liabilities	202.9	166.5
Current portion of finance leases	—	0.1
Current portion of operating lease liabilities	13.9	12.4
Current portion of plant closure provisions	5.3	5.2
Current portion of accrued income taxes	18.4	3.7

Total current liabilities	405.8	336.6
Operating lease liabilities, net of current portion	31.4	23.1
Plant closure provisions, net of current portion	51.9	51.3
Accrued income taxes, net of current portion	21.0	30.6
Unrecognized tax benefits, net of current portion	13.4	16.3
Deferred tax liabilities	26.2	60.8
Pension liabilities and post-employment benefits	12.2	17.8
Other non-current liabilities	1.4	1.4

Total liabilities	563.3	537.9
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	354.1	346.7
Treasury stock (4,788,966 and 4,780,806 shares at cost, respectively)	(95.4)	(90.6)
Retained earnings	924.2	822.9
Accumulated other comprehensive loss	(145.2)	(46.9)

Total Innospec stockholders’ equity	1,038.0	1,032.4
Non-controlling interest	2.4	0.6

Total equity	1,040.4	1,033.0

Total liabilities and equity	$1,603.7	$1,570.9

The

accompanying notes are an integral part of these statements.

5
5

CONSOLIDATED STATEMENTS OF CASH FLOWS
(
in millions
)

	Years ended December 31
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$133.0	$93.1	$28.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.1	42.7	46.0
Impairment of intangible assets	—	—	19.8
Impairment of tangible assets	—	—	2.0
Deferred taxes	(5.5)	6.4	(2.5)
Profit on disposal	—	(1.8)	—
Non-cash income of defined benefit pension plans	(2.5)	(3.5)	(4.0)
Stock option compensation	6.7	4.4	5.8
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(55.5)	(70.3)	74.4
Inventories	(98.5)	(62.0)	25.5
Prepaid expenses	4.6	(3.5)	(1.0)
Accounts payable and accrued liabilities	54.2	90.2	(45.9)
Plant closure provisions	1.1	(1.4)	8.5
Accrued income taxes	9.4	(3.2)	(10.3)
Unrecognized tax benefits	(2.9)	0.3	(0.4)
Other assets and liabilities	(2.5)	1.8	(0.7)

Net cash provided by operating activities	81.7	93.2	145.9

Cash Flows from Investing Activities
Capital expenditures	(39.6)	(39.1)	(29.7)
Proceeds on disposal of property, plant and equipment	0.2	2.9	—
Internally developed software	(2.7)	—	—

Net cash used in investing activities	(42.1)	(36.2)	(29.7)

Cash Flows from Financing Activities
Non-controlling interest	1.8	0.1	0.1
Proceeds from revolving credit facility	—	—	15.0
Repayments of revolving credit facility	—	—	(75.0)
Repayment of finance leases	(0.1)	(0.6)	(1.1)
Refinancing costs	—	—	(0.3)
Dividend paid	(31.7)	(28.8)	(25.6)
Issue of treasury stock	2.2	10.1	2.2
Repurchase of common stock	(5.9)	(0.8)	(2.1)

Net cash used in financing activities	(33.7)	(20.0)	(86.8)
Effect of foreign currency exchange rate changes on cash	(0.6)	(0.5)	0.2

Net change in cash and cash equivalents	5.3	36.5	29.6
Cash and cash equivalents at beginning of year	141.8	105.3	75.7

Cash and cash equivalents at end of year	$147.1	$141.8	$105.3

The accompanying notes are an integral part of these statements.

5
6

CONSOLIDATED STATEMENTS OF EQUITY
(
in millions
)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity

Balance at December 31, 2019	$0.3	$330.4	$(93.3)	$755.5	$(74.4)	$0.4	$918.9
Net income				28.7			28.7
Dividend paid ($1.04 per share)				(25.6)			(25.6)
Changes in cumulative translation adjustment, net of tax					23.7		23.7
Share of net income						0.1	0.1
Treasury stock re-issued		(0.1)	2.1				2.0
Treasury stock repurchased			(2.1)				(2.1)
Stock option compensation		5.8					5.8
Amortization of prior service credit, net of tax					(0.4)		(0.4)
Amortization of actuarial net losses, net of tax					1.5		1.5
Actuarial net losses arising during the year, net of tax					(7.7)		(7.7)

Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				93.1			93.1
Dividend paid ($1.16 per share)				(28.8)			(28.8)
Changes in cumulative translation adjustment, net of tax					(20.2)		(20.2)
Share of net income						0.1	0.1
Treasury stock re-issued		6.2	3.5				9.7
Treasury stock repurchased			(0.8)				(0.8)
Stock option compensation		4.4					4.4
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					2.2		2.2
Actuarial net gains arising during the year, net of tax					28.2		28.2

Balance at December 31 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				133.0			133.0
Dividend paid ($1.28 per share)				(31.7)			(31.7)
Changes in cumulative translation adjustment, net of tax					(29.2)		(29.2)
Non-controlling interest investment						1.8	1.8
Treasury stock re-issued		0.7	1.0				1.7
Treasury stock repurchased			(5.8)				(5.8)
Stock option compensation		6.7					6.7
Amortization of prior service cost, net of tax					0.4		0.4
Amortization of actuarial net losses, net of tax					0.4		0.4
Actuarial net losses arising during the year, net of tax					(69.9)		(69.9)

Balance at December 31 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
The

accompanying notes are an integral part of these statements.

5
7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Nature of Operations
Innospec develops, manufactures, blends, markets and supplies a wide range of specialty chemicals to markets in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Our Performance Chemicals business creates innovative technology-based solutions for our customers in the personal care, home care, agrochemical, mining and industrial markets. Our Fuel Specialties business specializes in manufacturing and supplying fuel additives that improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, cost-efficient and environmentally friendly.
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

5
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5
9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Share
-based compensation plans:
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, a further allowance is included to account for the Company’s historic track record of credit losses, for balances which are not aged sufficiently to be considered under the aging based approach
.
Inventories:
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
Initially we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reportable segment is less than the carrying amount prior to performing a quantitative goodwill impairment test. The annual measurement date for impairment assessment of the goodwill relating to the Performance Chemicals, Fuel Specialties and Oilfield Services segments is December 31 each year. Factors utilized in the qualitative assessment process include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events.
If a quantitative test is required, we assess the fair value based on projected post-tax
cash flows discounted at the Company’s weighted average cost of capital. These fair value techniques require management judgment and estimates including revenue growth rates,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected operating margins, changes in working capital and discount rates. We would develop these assumptions by considering recent financial performance and industry growth estimates.
O
ther intangible assets:
Other intangible assets are deemed to have finite lives and are amortized using the straight-line method over their estimated useful lives. The Company capitalizes software development costs as intangible assets, including licenses, subsequent to the establishment of technological feasibility. These assets are tested for potential impairment when events occur or circumstances change, which suggest an impairment may have occurred
.
In order to facilitate testing for potential impairment the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the assets and, if such cash flows are lower, an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax
cash flows discounted at the Company’s weighted average cost of capital. If events occur or circumstances change it may cause a reduction in the periods over which the assets are amortized, or result in a non-cash
impairment of their carrying value. A reduction in the amortization periods would have no impact on cash flows.
The estimated useful lives of the major classes of assets are as follows:

Technology	10 to 17 years
Customer lists	10 to 15 years
Brand names	5 to 10 years
Product rights	9 to 10 years
Internally developed software	3 to 10 years
Marketing related	11 years
Leases:
We determine if an arrangement is a lease at inception. The present value of the future lease payments for operating leases is included in operating lease right-of-use
(“ROU”) assets, and operating lease liabilities (current and non-current)
on our consolidated balance sheet at the reporting date. The carrying value of assets under finance leases is included in property, plant and equipment and finance lease liabilities (current and non-current)
on our consolidated balance sheet at the reporting date.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We do not recognize a ROU asset or operating lease liability for short-term leases (with a length of one year or less), and any associated cost is recognized, as incurred, through the income statement
.
Deferred finance costs:
The costs relating to debt financing are capitalized and amortized using the effective interest method over the expected life of the debt financing facility. The amortization charge is included in interest expense in the income statement.
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
Plant closure provisions:
This
includes both environmental compliance and remediation costs. Environmental compliance costs include ongoing maintenance, monitoring and similar costs

6
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and extend to environmental liabilities that result from other-than-normal operation of long-lived assets, for example pollution. Remediation costs relate to asset retirement obligations at our current and former manufacturing sites following retirement of the long-lived assets, linked to their normal operation. We recognize environmental liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is an obligation based on a legal requirement
, including those arising from a
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
The service costs are recognized as employees render the services necessary to earn the post-employment benefits. Prior service costs and credits and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants using the corridor method. The insurance contracts are adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such contracts at that time.
In May 2022, the Trustees of the United Kingdom defined benefit pension plan (“UK Plan”) entered into an agreement with Legal and General Assurance Society Limited to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the UK Plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a
“buy-in”.
The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. The buy-in
reduces the UK Plan’s value at risk in relation to key risks associated with improved longevity, inflation and interest rate movements while improving the security to the UK Plan and its members. The Company consequently benefits from the buy-in
as it reduces the UK Plan’s potential reliance on the Company for future cash funding requirements.

6
4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in the Projected Benefit Obligation (“PBO”) are dependent on our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation.
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
Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical, mining and other industrial markets.
Our Fuel Specialties segment develops, manufactures, blends, markets and supplies a range of specialty chemicals products used as additives to a wide range of fuels.
Our Oilfield Services segment develops and markets chemical solutions for fracturing, drilling, stimulation and completion operations, products for oil and gas production and transport which aid flow assurance and maintain asset integrity.
The Octane Additives business has ceased trading and is no longer a reporting segment from July 1, 2020 as the production of TEL for use in motor gasoline has finished. Legacy costs related to these operations are now being recorded as operating expenses within corporate costs.
In 2022, the Company had a significant customer in the Oilfield Services segment which accounted for $222.2 million (11.3%) of our net group sales.

6
5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2022	2021	2020
Net Sales:
Personal Care	$393.3	$296.1	$231.4
Home Care	94.2	93.0	87.0
Other	152.2	136.2	107.0

Performance Chemicals	639.7	525.3	425.4

Refinery and Performance	552.6	445.3	372.9
Other	177.6	173.0	139.8

Fuel Specialties	730.2	618.3	512.7

Oilfield Services	593.8	339.8	255.0

	$1,963.7	$1,483.4	$1,193.1

Operating income/(expense):
Performance Chemicals	$95.3	$70.9	$54.8
Fuel Specialties	121.7	104.6	84.5
Oilfield Services	41.7	10.4	(9.5)
Octane Additives	—	—	(2.8)
Corporate costs	(71.4)	(55.6)	(52.2)
Restructuring charge	—	—	(21.3)
Impairment of intangible assets	—	—	(19.8)
Profit on disposal	—	1.8	—

Total operating income	$187.3	$132.1	$33.7

Identifiable assets at year-end:
Performance Chemicals	$610.4	$469.5	$391.5
Fuel Specialties	500.6	571.3	509.7
Oilfield Services	297.8	230.8	210.8
Corporate	194.9	299.3	285.4

	$1,603.7	$1,570.9	$1,397.4

The Company includes within the corporate costs line item the costs of:

•	managing the group as a company with securities listed on the NASDAQ and registered with the SEC;

•	the President/CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;

•	running the corporate offices in the U.S. and Europe;

6
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the corporate development function since they do not relate to the current trading activities of our other reporting segments; and

•	the corporate share of the information technology, product technology, safety, health, environment, accounting and human resources departments.
The following tables analyze sales and other financial information by location:

(in millions)	2022	2021	2020
Net sales by source:
United States & North America	$1,244.9	$821.6	$642.4
United Kingdom	932.5	811.9	689.1
Rest of Europe	116.9	115.6	83.4
Rest of World	67.7	66.4	45.6
Sales between areas	(398.3)	(332.1)	(267.4)

	$1,963.7	$1,483.4	$1,193.1

Income before income taxes:
United States & North America	$109.1	$54.6	$—
United Kingdom	42.9	46.1	16.9
Rest of Europe	25.5	26.4	19.7
Rest of World	7.1	7.3	3.1

	$184.6	$134.4	$39.7

Long-lived assets at year-end:
United States & North America	$147.0	$137.3	$141.0
United Kingdom	50.6	55.4	61.3
Rest of Europe	112.4	112.0	123.2
Rest of World	0.2	0.2	0.2

	$310.2	$304.9	$325.7

Identifiable assets at year-end:
United States & North America	$570.9	$464.9	$368.8
United Kingdom	462.3	533.7	455.8
Rest of Europe	164.0	164.7	171.0
Rest of World	47.7	43.3	30.6
Goodwill	358.8	364.3	371.2

	$1,603.7	$1,570.9	$1,397.4

Sales by geographical area are reported by source, being where the transactions originated. Intercompany sales are priced using an appropriate pricing methodology and are eliminated in the consolidated financial statements.
Identifiable assets are those directly associated with the operations of the geographical area.

6
7

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
Note 4.     Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2022	2021	2020

Numerator (in millions):
Net income available to common stockholders	$133.0	$93.1	$28.7

Denominator (in thousands):
Weighted average common shares outstanding	24,787	24,647	24,563
Dilutive effect of stock options and awards	195	207	216

Denominator for diluted earnings per share	24,982	24,854	24,779

Net income per share, basic:	$5.37	$3.78	$1.17

Net income per share, diluted:	$5.32	$3.75	$1.16

In 2022, 2021 and 2020 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 79,145, 18,378 and 17,980 respectively.
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
The restructuring charge comprised the future committed costs of environmental monitoring of $2.0 million, remediation of facilities of $7.5 million, contract termination costs of $7.2 million, impairment of tangible assets of $2.0 million and costs of redundancy due to the down-sizing
of the TEL operations of $2.6 million. During the years ended December 31, 2022 and December 31, 2021 the utilization and the unwinding of the discounting was not material.

6
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(in millions)	2022	2021

Land	$20.6	$20.7
Buildings	68.7	69.5
Equipment	377.5	371.5
Work in progress	45.7	23.7

Total gross cost	512.5	485.4
Less accumulated depreciation and impairment	(291.6)	(271.0)

Total net book value	$220.9	$214.4

Of the total net book value of equipment at December 31, 2022, $0.0 million are in respect of assets held under finance leases (2021 – $0.5 million).
Depreciation charges were $25.7 million, $26.3 million and $24.7 million in 2022, 2021 and 2020, respectively.
Note 7.     Leases
We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up to 23 years, some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$—	$0.5
Interest on lease liabilities	—	—

Total finance lease cost	—	0.5
Operating lease cost	15.6	13.8
Short-term lease cost	7.2	3.8
Variable lease cost	0.3	0.3

Total lease cost	$23.1	$18.4

6
9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.1	$18.1
Operating cash flows from finance leases	0.1	0.5
Finance cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14.9	$5.2
Finance leases	—	—
Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31 2022	December 31 2021
Operating leases:
Operating lease right-of-use assets	$45.3	$35.4

Current portion of operating lease liabilities	$13.9	$12.4
Operating lease liabilities, net of current portion	31.4	23.1

Total operating lease liabilities	$45.3	$35.5

Finance leases:
Property, plant and equipment at cost	$—	$5.0
Accumulated depreciation	—	(4.5)

Net property, plant and equipment	$—	$0.5

Current portion of finance leases	$—	$0.1
Finance leases, net of current portion	—	—

Total finance lease liabilities	$—	$0.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions except lease term and discount rate)	December 31 2022	December 31 2021

Weighted average remaining lease term:
Operating leases	5.5 years	4.9 years
Finance leases	—	0.5 years
Weighted average discount rate:
Operating leases	2.6%	2.5%
Finance leases	—	2.5%
Maturities of lease liabilities were as follows as at December 31, 2022:

(in millions)	Operating Leases
Within one year	$14.3
Year two	8.9
Year three	6.4
Year four	5.2
Year five	1.5
Thereafter	13.5

Total lease payments	49.8
Less imputed interest	(4.5)

Total	$45.3

As of December 31, 2022, additional operating and finance leases that have not yet commenced are $2.7 million.
Future lease payment for all
non-cancellable
operating and finance leases as of December 31, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
Within one year	$12.5	$0.1
Year two	9.0	—
Year three	6.0	—
Year four	3.9	—
Year five	3.1	—
Thereafter	3.2	—

Total lease payments	37.7	0.1
Less imputed interest	(2.2)	—

Total	$35.5	$0.1

As of December 31, 2021, additional operating and finance leases that have not yet commenced are $8.8 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.     Goodwill
The following table analyzes goodwill movement for 2022 and 2021.

(in millions)	Performance Chemicals	Fuel Specialties	Oilfield Services	Total
At December 31, 2020
Gross cost	$118.5	$207.9	$44.8	$371.2
Accumulated impairment losses	—	—	—	—

Net book amount	$118.5	$207.9	$44.8	$371.2

Exchange effect	(6.6)	(0.3)	—	(6.9)
At December 31, 2021
Gross cost	$111.9	$207.6	$44.8	$364.3
Accumulated impairment losses	—	—	—	—

Net book amount	$111.9	$207.6	$44.8	$364.3

Exchange effect	(5.4)	(0.1)	—	(5.5)
At December 31, 2022
Gross cost	$106.5	$207.5	$44.8	$358.8
Accumulated impairment losses	—	—	—	—

Net book amount	$106.5	$207.5	$44.8	$358.8

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Performance Chemicals, Fuel Specialties and Oilfield Services.
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
The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2022, 2021 and 2020. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units.
We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.     Other Intangible Assets
The following table analyzes other intangible assets movement for 2022 and 2021.

(in millions)	2022	2021
Gross cost at January 1	$295.2	$298.9
Additions	2.7	0.0
Written down in the year	(4.1)	0.0
Exchange effect	(2.7)	(3.7)

Gross cost at December 31	291.1	295.2

Accumulated amortization at January 1	(237.7)	(223.6)
Amortization expense	(14.0)	(16.0)
Written down in the year	4.1	0.0
Exchange effect	1.5	1.9

Accumulated amortization at December 31	(246.1)	(237.7)

Net book amount at December 31	$45.0	$57.5

Amortization expense
The amortization expense was $14.0 million, $16.0 million and $20.9 million in 2022, 2021 and 2020, respectively. Excluding the impact of foreign exchange translation on the balance sheet, $2.3 million, $2.3 million and $2.9 million of amortization, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.
In
20
2
2,
we capitalized $2.7
million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development. We are expecting to complete the project in the first half of 2024 with the additional completion costs currently planned to be approximately
$25.0 million. A timescale and plan for the further implementation of the new ERP system into our other regions has not been determined at this time.
Other intangible assets at December 31, 2022 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(7.8)
Technology	55.1	(40.0)
Customer relationships	122.9	(96.9)
Internally developed software	45.2	(42.4)
Other	25.0	(25.0)

	$291.1	$(246.1)

7
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets at December 31, 2021 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(31.5)
Brand names	8.9	(7.2)
Technology	55.1	(37.7)
Customer relationships	125.3	(90.7)
Internally developed software	43.1	(41.8)
Other	28.8	(28.8)

	$295.2	$(237.7)

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2023	$10.6
2024	$9.9
2025	$6.9
2026	$6.8
2027	$3.3
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
In May 2022, the Trustees of the UK Plan entered into an agreement with Legal and General Assurance Society Limited to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the UK Plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a
“buy-in”.
The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. The buy-in
reduces the UK Plan’s value at risk in relation to key risks associated with improved longevity, inflation and interest rate movements while

7
4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improving the security to the UK Plan and its members. The Company consequently benefits from the buy-in
as it reduces the UK Plan’s potential reliance on the Company for future cash funding requirements.
In 2022, the Company contributed $0.0 million (2021 – $0.0 million) in cash to the UK Plan in accordance w ith a
n agreement with the trustees. For the year ending December 31, 2023, there
are no plans to make cash contributions to the UK Plan.
The service cost shown in the table below has been recognized in sel ling, gen
eral
and admi
nistrative expenses within
corporate
costs and the other items recognized within other income, net.

(in millions)	2022	2021	2020

Service cost	$2.2	$1.6	$1.2
Interest cost on PBO	10.1	7.6	11.2
Expected return on plan assets	(16.0)	(15.5)	(17.8)
Amortization of prior service cost/(credit)	0.5	0.3	(0.5)
Amortization of actuarial net losses	—	1.6	0.9
Settlement event	—	(0.3)	—

Net periodic benefit	$(3.2)	$(4.7)	$(5.0)

Plan assumptions at December 31, (%):	20 22	2021	2020

Discount rate	4.91	1.84	1.36
Inflation rate	2.85	3.55	2.35
Rate of return on plan assets – overall on bid-value	4.00	2.30	2.00

Plan asset allocation by category (%):	2022	2021	2020

Debt securities and insurance contracts	96	82	86
Equity securities and real estate	—	5	10
Cash	4	13	4

	100	100	100

Following the
buy-in,
the UK Plan does not need to follow an investment strategy. The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the UK Plan’s liabilities.
The inflation rate is derived using a similar cash flow matched methodology as used for the discount rate but having regard to the difference between yields on fixed interest and index linked United Kingdom government gilts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A

0.25
% change in the discount rate assumption would change the PBO at December 31, 2022 by approximately $
10.3
 million and the net pension credit for 2023 would change by approximately $
0.1
 million.
A

0.25
% change in the level of price inflation assumption would change the PBO at December 31, 2022 by approximately $
6.5
 million and the net pension credit for 2022 by approximately $
0.6
 million.
Movements in PBO and fair value of UK Plan assets are as follows:

(in millions)	2022	2021
Change in PBO:
Opening balance	$679.1	$758.7
Interest cost	10.1	7.6
Service cost	2.2	1.6
Benefits paid	(45.6)	(37.3)
Settlements	—	(10.6)
Plan amendments	0.4	5.4
Actuarial losses/(gains)	(174.2)	(40.5)
Exchange effect	(68.0)	(5.8)

Closing balance	$404.0	$679.1

Fair value of plan assets:
Opening balance	$838.9	$876.7
Benefits paid	(45.6)	(37.3)
Settlements	—	(10.6)
Actual return on assets	(258.7)	17.5
Exchange effect	(82.5)	(7.4)

Closing balance	$452.1	$838.9

Net pension asset	$48.1	$159.8

Due to the UK Plan being closed to future accrual the PBO is equal to the Accumulated Benefit Obligation.
The

UK Plan holds approximately
1
% (December 31, 2021 –
10
%) of the
UK
Plan’s assets in debt securities issued by
non-U
.
S
.
governments and government agencies. No more than
5
% of the
UK
Plan’s assets were invested in any one individual company’s investment funds.
Settlement
The 2021 settlement threshold for the total of interest cost and service cost was triggered in October 2021 by the level of transfers paid out of the UK Plan during the year. As a result, a settlement value of $10.6 million has been included for the PBO movements in
2021.

7
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt securities
In the prior year, fixed income securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities and are classified as Level 1. Corporate debt securities are classified as Level 2 in line with the industry standard.
Equity backed securities
In the prior year, common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded. Other financial derivatives are classified as Level 2 and certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized with a hierarchy.
Other asset backed securities
The Company has invested in insurance contracts, known as
buy-in
contracts. The value of the insurance contracts are based on significant unobservable inputs including plan participant medical data, in addition to observable inputs which include expected return on assets and estimated value premium. Therefore, we have classified the contracts as Level 3 investments. Fair value estimates are provided by external parties and are subsequently reviewed and approved by management.
The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total

At December 31, 2022
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$4.3	$		$		$4.3
Corporate debt securities						—
Equity backed securities:
Other financial derivatives						—
Other asset backed securities:
Insurance contracts					431.8	431.8
Real estate

Total assets at fair value	4.3		—		431.8	436.1
Cash	16.0					16.0

Total plan assets	$20.3		$—		$431.8	$452.1

7
7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total

At December 31, 2021
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$80.3	$		$		$80.3
Corporate debt securities			445.7			445.7
Equity backed securities:
Other financial derivatives			(1.5)			(1.5)
Other asset backed securities:
Insurance contracts					162.2	162.2
Real estate	47.0					47.0

Total assets at fair value	127.3		444.2		162.2	733.7
Cash	105.2					105.2

Total plan assets	$232.5		$444.2		$162.2	$838.9

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value table with a hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The reconciliation of the fair value of the
UK
Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2020	$167.4

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	3.3
Purchases, issuances and settlements	(7.0)
Exchange effect	(1.5)

Balance at December 31, 2021	$162.2

Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	(206.6)
Purchases, issuances and settlements	502.8
Exchange effect	(26.6)

Balance at December 31, 2022	$431.8

7
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected net periodic benefit for the year ending December 31, 2023 is as follows:

(in millions)
Service cost	$3.4
Interest cost on PBO	19.1
Expected return on plan assets	(24.5)
Amortization of prior service credit	0.5
Amortization of actuarial net losses	(1.6)

Net periodic benefit	$(3.1)

The following benefit payments are expected to be made:

(in millions)
2023	$33.5
2024	$33.4
2025	$33.3
2026	$32.8
2027	$32.6
2028-2032	$157.2
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

(in millions)	2022	2021	2020
Service cost	$0.1	$0.1	$0.1
Interest cost on PBO	0.1	0.1	0.1
Amortization of actuarial net loss	0.5	1.0	0.8

Net periodic cost	$0.7	$1.2	$1.0

Plan assumptions at December 31, (%):

Discount rate	3.70	0.90	0.40
Inflation rate	2.25	2.00	1.50
Rate of increase in compensation levels	2.75	2.75	2.75

7
9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in PBO of the German plan are as follows:

(in millions)	2022	2021
Change in PBO:
Opening balance	$13.2	$15.2
Service cost	0.1	0.1
Interest cost	0.1	0.1
Benefits paid	(0.3)	(0.4)
Actuarial losses/(gains)	(4.0)	(0.7)
Exchange effect	(0.9)	(1.1)

Closing balance	$8.2	$13.2

Other plans
As at December 31, 2022, we have post-employment obligations in our Performance Chemicals European businesses with a liability of $4.1 million (December 31, 2021 – $4.6 million). For the year ended December 31, 2022 we have recognized an actuarial gain of $0.3 million in other comprehensive loss in relation to the Performance Chemicals pension in France (December 31, 2021 – $0.1 million).
Company contributions to defined contribution schemes during 2022 were $11.0 million (2021 – $10.9 million), across all our reporting segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Income Taxes
A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognised Tax Benefits	Interest and Penalties	Total

Opening balance at January 1, 2020	$14.4	$2.0	$16.4
Reductions for tax positions of prior periods	(1.2)	(0.2)	(1.4)
Additions for tax positions of prior periods	0.4	0.6	1.0

Closing balance at 31 December, 2020	13.6	2.4	16.0
Current	—	—	—

Non-current	$13.6	$2.4	$16.0

Opening balance at January 1, 2021	$13.6	$2.4	$16.0
Reductions for tax positions of prior periods	(1.3)	0.0	(1.3)
Additions for tax positions of prior periods	0.9	0.7	1.6

Closing balance at 31 December, 2021	13.2	3.1	16.3
Current	—	—	—

Non-current	$13.2	$3.1	$16.3

Opening balance at January 1, 2022	$13.2	$3.1	$16.3
Reductions for tax positions of prior periods	(3.1)	—	(3.1)
Additions for tax positions of prior periods	0.1	0.1	0.2

Closing balance at 31 December, 2022	10.2	3.2	13.4
Current	—	—	—

Non-current	$10.2	$3.2	$13.4

All of the $13.4 million of
unrecognized tax benefits would impact our effective tax rate if recognized.
In 2021 a
non-U.S.
subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company determined that additional tax and interest totaling $1.0 million may arise as a result of the ongoing review. During 2022 the Company recorded an additional $0.1 million of tax which was offset by a $0.1 million reduction for foreign exchange movements.
A
non-U.S.
subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.2 million may arise as a consequence of the tax audit. This includes additional interest accrued of $0.1 million which was offset by

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.2 million foreign exchange movements recorded during 2022. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.
In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but
for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $9.2 million may arise in relation to this item. This includes a reduction in the unrecognized tax benefit of $2.8 million related to tax adjustments recognized during 2022 that would offset adjustments arising as a consequence of the Tax Act.
The Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of 2017 year and for years 2019 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2018 onwards), Germany (2018 onwards), and the U.K. (2017 onwards).
The sources of income before income taxes were as follows:

(in millions)	2022	2021	2020
Domestic	$106.3	$53.2	$(0.7)
Foreign	78.3	81.2	40.4

	$184.6	$134.4	$39.7

The components of income tax expense are summarized as
follows:

(in millions)	2022	2021	2020

Current:
Federal	$27.0	$12.4	$6.1
State and local	6.5	2.6	0.5
Foreign	23.1	19.4	6.8

	56.6	34.4	13.4

Deferred:
Federal	(3.7)	(1.9)	(2.8)
State and local	(0.7)	(0.3)	(0.4)
Foreign	(0.6)	9.1	0.8

	(5.0)	6.9	(2.4)

	$51.6	$41.3	$11.0

Cash payments for income taxes were $50.0 million, $36.8 million and $23.4 million during 2022, 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Foreign income inclusions	3.3	1.7	7.1
Foreign tax rate differential	0.9	1.0	4.2
Tax charge/(credit) from previous years	0.2	0.6	3.7
Net charge/(credit) from unrecognized tax benefits	(1.4)	0.4	(1.7)
Foreign currency transactions	3.5	0.1	(4.5)
Tax on unremitted earnings	0.3	0.1	0.3
Non-deductible foreign interest	—	—	0.7
Change in U.K. statutory tax rate	—	5.4	6.9
State and local taxes	2.2	1.3	1.5
U.S. incentive for foreign derived intangible income	(2.7)	(1.5)	(1.5)
Innovation incentives – current year	(0.8)	(1.1)	(4.9)
Innovation incentives – prior years	—	—	(5.3)
Non-deductible officer compensation	1.4	0.2	1.8
Tax on closure of legacy operations	—	1.6	—
Other items and adjustments, net	0.1	(0.1)	(1.6)

	28.0%	30.7%	27.7%

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may prevent offset. The effective tax rate is negatively impacted by the net impact of foreign inclusions post foreign tax credit usage in 2022.
As a consequence of the Company having operations outside of the U.S., it is exposed to foreign currency fluctuations. These have had a negative impact on the effective tax rate in 2022.
In 2022 there was an increase in the level of profits arising in the U.S. compared to prior periods. This has increased the amount of state and local taxes falling due, which has had a negative impact on the effective tax rate, but has also increased the level of foreign-derived intangible income benefit that the Company is entitled to, which has had a positive impact on the effective tax rate in the year.
Other items do not have a significant impact on the effective tax rate.

8
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2022	2021
Deferred tax assets:
Stock compensation	$3.7	$5.2
Net operating loss carry forwards	10.9	12.0
Other intangible assets	10.5	11.1
Accretion expense	3.2	3.2
Restructuring provision	1.7	2.0
Employee related liabilities	8.1	4.1
Foreign tax credits	0.8	1.9
Operating lease liabilities	11.8	10.6
Inventory provisions	6.6	3.6
Research and experimental expenditure	2.7	—
Other	4.8	3.8

Subtotal	64.8	57.5
Less valuation allowance	(0.7)	(0.8)

Total net deferred tax assets	$64.1	$56.7

Deferred tax liabilities:
Property, plant and equipment	$(22.5)	$(23.6)
Intangible assets including goodwill	(30.3)	(29.8)
Pension asset	(10.9)	(38.2)
Customer relationships	(3.4)	(4.5)
Unremitted overseas earnings	(1.9)	(1.9)
Right-of-use assets	(11.8)	(10.6)
Other	(3.6)	(2.5)

Total deferred tax liabilities	$(84.4)	$(111.1)

Net deferred tax liability	$(20.3)	$(54.4)

Deferred tax assets	$5.9	$6.4
Deferred tax liabilities	(26.2)	(60.8)

	$(20.3)	$(54.4)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Available evidence considered in determining the use of deferred tax assets includes, but is not limited to, cumulative losses arising in recent accounting periods, the Company’s estimate of future taxable income and any applicable tax-planning
strategies. Based on such evidence, if it is more likely than not that some portion or all of such deferred tax assets will not be realized, a valuation allowance is recorded to reduce the Company’s deferred tax assets. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of

8
4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.7 million has been recorded to
recognize
only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if other evidence becomes available.
As of December 31, 2022, the Company has approximately $5.1 million of tax-effected
U.S. federal net operating loss carryforwards. These loss carryforwards can be carried forward indefinitely without expiration, and the Company expects to utilize the losses in their entirety. The Company has approximately $0.4 million of tax-effected
state net operating loss carryforwards, net of federal benefit. Some of these loss carryforwards will begin to expire in 2036 if not utilized, while other
s
can be carried forward indefinitely. The Company also has approximately $4.8 million of tax-effected foreign net operating loss carryforwards, net of valuation allowance, across four of the Company’s foreign subsidiaries, which can also be carried forward indefinitely.
Note 12.    Long-Term Debt
As at December 31, 2022, and December 31, 2021, the Company has not drawn down on its revolving credit facility.
The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.
The deferred finance costs of $0.6 million (December 31, 2021 – $1.0 million) related to the arrangement of the credit facility, are included within other current and non-current
assets at the balance sheet dates.

(in millions)	2022	2021
Gross cost at January 1	$1.8	$1.8
Capitalized in the year	—	—

	1.8	1.8

Accumulated amortization at January 1	$(0.8)	$(0.5)
Amortization in the year	(0.4)	(0.3)

	$(1.2)	$(0.8)

Net book value at December 31	$0.6	$1.0

Amortization expense was $0.4 million, $0.3 million and $0.4 million in 2022, 2021 and 2020, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

8
5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.0:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2022 and does not expect to breach these covenants for the next 12 months.
The weighted average rate of interest on borrowings was 0.00% at December 31, 2022 and 0.00% at December 31, 2021. Payments of interest on long-term debt were $0.0 million, $0.0 million and $0.8 million in 2022, 2021 and 2020, respectively.
The net cash outflows in respect of refinancing costs were $0.0 million, $0.0 million and $0.3 million in 2022, 2021 and 2020, respectively.
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

8
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Movements in the provisions are summarized as follows:

(in millions)	2022	2021	2020
Total at January 1	$56.5	$58.5	$49.3
Charge for the period excluding restructuring	5.3	3.9	5.1
Restructuring (see Note 5)	—	—	7.5
Utilized in the period	(4.2)	(5.3)	(4.1)
Exchange effect	(0.4)	(0.6)	0.7

Total at December 31	57.2	56.5	58.5
Due within one year	(5.3)	(5.2)	(6.6)

Due after one year	$51.9	$51.3	$51.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.
The charge for the period in 2022 represents the accretion expense recognized of $3.8 million and a further $1.5 million primarily in respect of changes in the expected cost and scope of future remediation activities. The charges for plant closure provisions are recognized in cost of goods sold for our reporting segments and within selling, general and administrative expenses for Corporate costs.
The Octane Additives segment ceased trading and is no longer a reporting segment from July 1, 2020. As a result, there was a one-off
charge in 2020 of $7.5 million for the restructuring activities related to the legacy production of TEL for use in motor gasoline.
We recognize environmental remediation liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is an obligation based on a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in.
Expenditure utilizing plant closure provisions was $4.2 million, $5.3 million and $4.1 million in 2022, 2021 and 2020, respectively.
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

8
7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Non-derivatives:
Cash and cash equivalents	$147.1	$147.1	$141.8	$141.8
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	2.7	2.7	3.9	3.9
Liabilities
Non-derivatives:
Finance leases (including current portion)	$—	$—	$0.1	$0.1
Derivatives (Level 1 measurement):
Other current liabilities:
Foreign currency forward exchange contracts	0.5	0.5	1.2	1.2
Non-financial liabilities (Level 3 measurement):
Stock equivalent units	26.4	26.4	17.3	17.3
The following methods and assumptions were used to estimate the fair values:
Cash and cash equivalents:
The carrying amount approximates fair value because of the short-term maturities of such instruments.

8
8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emissions Trading Scheme credits:
The fair value is determined by the open market pricing at the end of the reporting period.
Long-term debt:
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
The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2022 and at December 31, 2021, there were no interest rate swaps in place. Interest rate swaps were previously in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan.
The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2022, foreign currency forward exchange contracts with a notional value of $161.1 million were in place (December 31, 2021 $113.0 million), with maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2022 was a gain of $0.7 million (2021 – gain $1.0 million).
As at December 31, 2022 and December 31, 2021 the Company did not hold any raw material derivatives.
The Company participates in the new United Kingdom Emissions Trading Scheme (“UK ETS”) which was launched on January 1, 2021. Emissions trading schemes work on the ‘cap and trade’ principle, where a cap is set on the total amount of certain greenhouse gases that

8
9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

can be emitted by sectors covered by the scheme. This limits the total amount of carbon that can be emitted. Within this cap, participants receive free allowances and/or buy emission allowances at auction or on the secondary market which they can trade with other participants as needed. As at December 31, 2022, the Company held UK ETS credits of $2.7 million (December 31, 2021 – $3.9 million).
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
Capital commitments
The estimated additional cost to complete work in progress at December 31, 2022 is $37.7 million (2021 – $23.5 million).
Internally developed software
The estimated additional cost to complete work in progress at December 31, 2022 is $25.0 million (2021 – $0.0 million).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantees
of
non-U.S.
excise taxes and customs duties. As at December 31, 2022, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $7.0 million (December 31, 2021 – $4.6 million). The remaining terms of the fixed maturity guarantees vary from approximately 1 month to 4 years, with some further guarantees having no fixed expiry date.
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
Note 17.    Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2022	2021	2020	2022	2021	2020
At January 1	29,554.5	29,554.5	29,554.5	4,781	4,959	5,047
Exercise of options	—	—	—	(55)	(185)	(109)
Stock purchases	—	—	—	63	7	21

At December 31	29,554.5	29,554.5	29,554.5	4,789	4,781	4,959

At December 31, 2022, the Company had authorized common stock of 40,000,000 shares (2021 - 40,000,000).
Note 18.    Share-Based Compensation Plans
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
Stock equivalent units
The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and the fair value is linked to the Innospec Inc. share price. SEUs have vesting periods ranging from six months to 5 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2022 the liability for SEUs of $26.4 million is included in accrued liabilities in the consolidated balance sheet, where they will remain
until they are cash settled.
In the fourth quarter of 2020, a number of SEUs that were granted to 61 employees in February 2018 were modified to extend the vesting period by two years. The adjusted compensation cost resulting from the modifications has been recognised by the fair valuation at the balance sheet date based on the extended vesting period.
The fair value of SEUs is
re-measured
at each balance sheet reporting date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model.
Compensation cost
The compensation cost recorded for stock options was $6.7 million, $4.4 million and $5.8 million for 2022, 2021 and 2020, respectively. The compensation cost for stock options is based on the grant-date fair value and spread evenly over the vesting period.
The compensation cost recorded for SEUs was $24.2 million, $3.1 million and $1.9 million for 2022, 2021 and 2020, respectively. The compensation cost for SEUs is spread over the life of the award subject to a revaluation to the fair value at each quarter end. The revaluation may result in a charge or a credit to the income statement in each quarter dependent upon our share price movements and other performance criteria.
Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions in the period
The fair value of each stock option or SEU granted in the year was estimated on the date of grant using the Black-Scholes option-pricing model and where appropriate the Monte Carlo simulation model. These models utilized the following weighted average assumptions to determine the grant-date fair values of the share-based compensation granted in the year:

	2022	2021	2020
Dividend yield	1.27%	1.17%	1.15%
Expected life	5 years	5 years	5 years
Volatility	39.8%	40.2%	27.4%
Risk free interest rate	2.90%	0.45%	1.10%
The dividend yield was based on our recent history of dividend payouts. The expected life was determined based upon historical exercise experience. The volatility was determined based upon the historical
daily stock price volatilities. The risk free interest rate was based on the U.S. Federal Reserve 3 year interest rate at the grant dates, which approximates to the expected term of the options.
The following tables summarizes the transactions of the Company’s share-based compensation plans for the year ended December 31, 2022.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2021	680,711	$74.6
Granted	332,009	$60.2
Vested	(178,886)	$72.7
Forfeited	(76,794)	$71.2

Nonvested at December 31, 2022	757,040	$69.0

	Number of shares	Weighted Average Exercise price
Outstanding at December 31, 2021	813,971	$8.0
Granted	332,009	$40.9
Exercised	(203,788)	$12.4
Forfeited	(77,674)	$2.1

Outstanding at December 31, 2022	864,518	$20.1

Exercisable at December 31, 2022	107,478	$12.6

9
3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other disclosures
As at December 31, 2022, there was $
23.1
 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of
1.9
years.
The total intrinsic value of share-based compensation plans outstanding at December 31, 2022 was $71.5 million. The total intrinsic value of share-based compensation plans exercisable at December 31, 2022 was $9.7 million. The total intrinsic value of share-based compensation plans exercised for the year ended December 31, 2022 was approximately $18.1 million.
The total cash paid for SEUs exercised for the year ended December 31, 2022 was approximately $15.0 million.
The total fair value of share-based compensation that vested for the year ended December 31, 2022 was $13.0 million.
The weighted-average grant-date fair value of share-based compensation plans granted during 2022, 2021, and 2020 was $60.2, $84.8, and $72.4, respectively.
The Company recorded a current tax charge of $0.7 million in 2022, and a current tax benefit of $1.3 million and $1.6 million in 2021 and 2020, respectively, in relation to stock option compensation. This amount is inclusive of excess tax benefits.
Note 19.    Reclassifications out of Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss (“AOCL”) for 2022 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service cost	$0.5	See (1) below
Amortization of actuarial net losses	0.5	See (1) below

	1.0	Total before tax
	(0.2)	Income tax expense

Total reclassifications	$0.8	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

9
4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in AOCL for 2022, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)

Other comprehensive income/(losses) before reclassifications	—	(29.2)	(29.2)
Amounts reclassified from AOCL	0.8	—	0.8
Actuarial net gains/(losses) arising during the year	(69.9)	—	(69.9)

Net current period other comprehensive income/(losses)	(69.1)	(29.2)	(98.3)

Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)

Reclassifications out of AOCL for 2021 were:

(in millions)	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Details about AOCL Components
Defined benefit pension plan items:
Amortization of prior service cost	$0.3	See (1) below
Amortization of actuarial net losses	2.6	See (1) below

	2.9	Total before tax
	(0.5)	Income tax expense

Total reclassifications	$2.4	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.
Changes in AOCL for 2021, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total

Balance at December 31, 2020	$(19.9)	$(37.4)	$(57.3)

Other comprehensive income/(losses) before reclassifications	—	(20.2)	(20.2)
Amounts reclassified from AOCL	2.4	—	2.4
Actuarial net gains arising during the year	28.2	—	28.2

Net current period other comprehensive income/(losses)	30.6	(20.2)	10.4

Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)

9
5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
No. 2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This provides various practical expedients to account for contract modification for loan agreements, lease agreements and derivative instruments currently referencing the London Interbank Offered Rate (“LIBOR”) up to December 31, 2022. In March 2021, the FCA announced that the intended cessation date of the overnight
1-,
3-,
6-,
and
12-month
tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. In December 2022, the Financial Accounting Standards Board issued ASU
No. 2022-06,
Deferral of Sunset Date of Topic 848. This extends the use of practical expedients from December 31, 2022 to December 31, 2024 to cover the period where significant modification may take place. To date, we have not required the use of expedients covered by this topic, but we will continue to assess the need for their use through to the revised sunset date. We do not expect there to be a material impact on the Company’s results.
Note 21.    Related Party Transactions
Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive
director of AdvanSix, a chemicals manufacturer, since February 2020. In 2022 the Company purchased product from AdvanSix for $0.5 million (2021 – $0.4 million). As at December 31, 2022, the Company owed $0.0 million to AdvanSix (December 31, 2021 – $0.1 million).
Mr. Robert I. Paller has been a
non-executive
director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2022, 2021 and 2020 the Company incurred fees payable to SGR of $0.3 million, $0.1 million and $0.8 million, respectively. As at December 31, 2022 the Company owed $0.0 million to SGR (December 31, 2021 – $0.0 million).
Mr. David F. Landless has been a
non-executive
director of the Company since January 1, 2016 and is a
non-executive
director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2022 for a value

9
6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $0.1 million (2021 – $0.6 million; 2020 – $0.2 million). A tendering process is operated periodically
to select the best buyer for the sale of scrap metal by the Company. As at December 31, 2022 EMR owed $0.0 million (December 31, 2021 – $0.0 million).

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
and
15d-15(e)
of the Securities Exchange Act of 1934) were effective as of December 31, 2022.
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
Based on criteria in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management,

including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2022.
Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting as of December 31, 2022. Their report is included in Item 8 of this Annual Report on Form
10-K.
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
The information set forth under the headings “Election of two Class I Directors,” “Corporate Governance – Board Committees – Audit Committee– Audit Committee Financial Expert,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2023 (“the Proxy Statement”) is incorporated herein by reference.
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
i
nvestor@innospec.com
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
The Consolidated Financial Statements (including Notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP (PCAOB ID 00876) dated February 22, 2023, are set forth in Item 8.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K on February 19, 2020).

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K on November 13, 2015).

3.3	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

3.4	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018).

4.1	Description of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K on February 19, 2020).

10.1	Executive Service Agreement of Mr. Philip J. Boon dated June 1, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on May 27, 2009). *

10.2	Executive Service Letter to Mr. Philip J. Boon dated October 15, 2015 (Incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K on February 17, 2016). *

10.3	Contract of Employment, Mr. Ian McRobbie (Incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K on March 28, 2003). *

10.4
Contract of Employment, Mr. Patrick Williams, dated October 11, 2005, (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K on October 12, 2005) and Executive Service Agreement dated April 2, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on April 3, 2009). *

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. ShareSave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.12	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.15	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated September 26, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K on September 30, 2019).

10.16	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.17	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018)

10.18	Extension Request for Multicurrency Revolving Facility Agreement and Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 6, 2020)

10.19	Innospec Inc. Nonqualified Deferred Compensation Plan.* (filed herewith)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	XBRL Instance Document and Related Items.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

*	Denotes a management contract or compensatory plan.

Item 16	Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.	By:	/s/ PATRICK S. WILLIAMS
(Registrant)		Patrick S. Williams
Date:		President and Chief Executive Officer
February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2023:

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

105