Form 10-Q
period 2023-03-31
INNOSPEC INC.
filed 2023-05-04
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2023
Common Stock, par value $0.01	24,869,279

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed with the U.S. Securities and Exchange Commission. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2023	2022
Net sales	$509.6	$472.4
Cost of goods sold	(361.8)	(333.1)
Gross profit	147.8	139.3
Operating expenses:
Selling, general and administrative	(96.2)	(84.9)
Research and development	(10.6)	(10.1)
Total operating expenses	(106.8)	(95.0)
Operating income	41.0	44.3
Other income, net	3.7	4.3
Interest income/(expense), net	0.3	(0.4)
Income before income tax expense	45.0	48.2
Income tax expense	(11.8)	(11.7)
Net income	$33.2	$36.5
Earnings per share:
Basic	$1.34	$1.47
Diluted	$1.33	$1.46
Weighted average shares outstanding (in thousands):
Basic	24,801	24,791
Diluted	24,962	24,956

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$33.2	$36.5
Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $(0.4) million and $(0.2) million, respectively	4.7	(3.8)
Amortization of prior service cost, net of tax of $0.0 million and $0.0 million, respectively	0.1	0.1
Amortization of actuarial net losses/(gains), net of tax of $0.1 million and $0.0 million, respectively	(0.4)	0.1
Total other comprehensive income/(loss)	4.4	(3.6)
Total comprehensive income	$37.6	$32.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$147.5	$147.1
Trade and other accounts receivable (less allowances of $6.0 million and $7.7 million respectively)	342.4	334.6
Inventories (less allowances of $28.9 million and $27.1 million respectively):
Finished goods	258.1	259.3
Raw materials	107.6	113.8
Total inventories	365.7	373.1
Prepaid expenses	15.4	14.1
Prepaid income taxes	3.6	3.3
Other current assets	0.4	0.4
Total current assets	875.0	872.6
Net property, plant and equipment	233.6	220.9
Operating lease right-of-use assets	49.0	45.3
Goodwill	360.2	358.8
Other intangible assets	46.9	45.0
Deferred tax assets	5.9	5.9
Pension asset	48.6	48.1
Other non-current assets	4.9	7.1
Total assets	$1,624.1	$1,603.7

Liabilities and Equity
Current liabilities:
Accounts payable	$177.7	$165.3
Accrued liabilities	163.5	202.9
Current portion of operating lease liabilities	15.2	13.9
Current portion of plant closure provisions	5.0	5.3
Current portion of accrued income taxes	20.2	18.4
Total current liabilities	381.6	405.8
Operating lease liabilities, net of current portion	33.8	31.4
Plant closure provisions, net of current portion	52.0	51.9
Accrued income taxes, net of current portion	20.8	21.0
Unrecognized tax benefits	13.7	13.4
Deferred tax liabilities	27.4	26.2
Pension liabilities and post-employment benefits	12.7	12.2
Other non-current liabilities	1.5	1.4
Total liabilities	543.5	563.3
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	354.8	354.1
Treasury stock (4,685,221 and 4,788,966 shares at cost, respectively)	(93.5)	(95.4)
Retained earnings	957.4	924.2
Accumulated other comprehensive loss	(140.8)	(145.2)
Total Innospec stockholders’ equity	1,078.2	1,038.0
Non-controlling interest	2.4	2.4
Total equity	1,080.6	1,040.4
Total liabilities and equity	$1,624.1	$1,603.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net income	$33.2	$36.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.3	10.5
Deferred taxes	1.2	0.9
Non-cash income on defined benefit pension plans	(0.8)	(0.7)
Stock option compensation	1.9	1.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(6.0)	(52.9)
Inventories	9.1	(29.5)
Prepaid expenses	(1.2)	1.2
Accounts payable and accrued liabilities	(28.0)	1.9
Plant closure provisions	(0.3)	—
Accrued income taxes	0.8	3.4
Unrecognized tax benefits	0.3	—
Other assets and liabilities	2.3	(2.0)
Net cash provided by/(used in) operating activities	21.8	(29.0)
Cash Flows from Investing Activities
Capital expenditures	(17.7)	(8.4)
Internally developed software	(4.3)	—
Net cash used in investing activities	(22.0)	(8.4)
Cash Flows from Financing Activities
Proceeds from revolving credit facility	—	—
Repayments of revolving credit facility	—	—
Repayments of finance leases	—	(0.1)
Issue of treasury stock	0.7	1.9
Repurchase of common stock	(0.3)	(0.9)
Net cash provided by/(used in) financing activities	0.4	0.9
Effect of foreign currency exchange rate changes on cash	0.2	0.3
Net change in cash and cash equivalents	0.4	(36.2)
Cash and cash equivalents at beginning of period	147.1	141.8
Cash and cash equivalents at end of period	$147.5	$105.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				33.2			33.2
Changes in cumulative translation adjustment, net of tax					4.7		4.7
Treasury stock reissued		(1.2)	2.1				0.9
Treasury stock repurchased			(0.2)				(0.2)
Stock option compensation		1.9					1.9
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					(0.4)		(0.4)
Balance at March 31, 2023	$0.3	$354.8	$(93.5)	$957.4	$(140.8)	$2.4	$1,080.6

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				36.5			36.5
Changes in cumulative translation adjustment, net of tax					(3.8)		(3.8)
Share of net income						0.1	0.1
Treasury stock reissued		1.2	0.9				2.1
Treasury stock repurchased			(0.9)				(0.9)
Stock option compensation		1.7					1.7
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.1		0.1
Balance at March 31, 2022	$0.3	$349.6	$(90.6)	$859.4	$(50.5)	$0.7	$1,068.9

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 22, 2023 (the “2022 Form 10-K”).

The results for the interim period covered by this report are not necessarily indicative of the results to be expected for the full year.

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “the Group,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

NOTE 2 – SEGMENT REPORTING

The Company reports its financial performance based on three reportable segments, which are Performance Chemicals, Fuel Specialties and Oilfield Services.

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2023	2022
Net Sales:
Personal Care	88.2	103.4
Home Care	23.7	24.4
Other	39.5	39.3
Performance Chemicals	$151.4	$167.1
Refinery and Performance	149.5	148.4
Other	40.8	43.4
Fuel Specialties	190.3	191.8
Oilfield Services	167.9	113.5
	$509.6	$472.4
Operating income/(loss):
Performance Chemicals	$10.4	$25.3
Fuel Specialties	32.4	35.5
Oilfield Services	15.9	2.5
Corporate costs	(17.7)	(19.0)
Total operating income	$41.0	$44.3

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended March 31,
	2023	2022
Numerator (in millions):
Net income available to common stockholders	$33.2	$36.5
Denominator (in thousands):
Weighted average common shares outstanding	24,801	24,791
Dilutive effect of stock options and awards	161	165
Denominator for diluted earnings per share	24,962	24,956
Net income per share, basic:	$1.34	$1.47
Net income per share, diluted:	$1.33	$1.46

In the three months ended March 31, 2023, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 25,783 (three months ended March 31, 2022 – 38,825).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2023
Gross cost at January 1	$358.8
Exchange effect	1.4
Gross cost at March 31	$360.2

The exchange effect for the three months ended March 31, 2023 was $1.4 million relating to our Performance Chemicals segment and $0.0 million relating to our Fuel Specialties segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2023
Gross cost at January 1	$291.1
Additions	4.3
Exchange effect	0.9
Gross cost at March 31	296.3
Accumulated amortization at January 1	(246.1)
Amortization expense	(2.7)
Exchange effect	(0.6)
Accumulated amortization at March 31	(249.4)
Net book amount at March 31	$46.9

The amortization expense for the three months ended March 31, 2023 was $2.7 million (three months ended March 31, 2022 – $4.0 million).

In 2023, we capitalized $4.3 million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development.

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”). The UK Plan is closed to future service accrual and has a large number of deferred and current pensioners. The assets of the UK Plan are predominantly insurance policies, operating as investment assets, covering all liabilities. This reduces the UK Plan’s potential reliance on the Company for future cash funding requirements.

The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022
Service cost	$(0.9)	$(0.6)
Interest cost on projected benefit obligation	(4.9)	(2.8)
Expected return on plan assets	6.2	4.3
Amortization of prior service cost	(0.1)	(0.1)
Amortization of actuarial net gains/(losses)	0.5	(0.1)
Net periodic benefit	$0.8	$0.7

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net losses are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at March 31, 2023, we have recorded a liability of $4.2 million (December 31, 2022 – $4.1 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2023	$10.2	$3.2	$13.4
Net change for tax positions of prior periods	0.1	0.2	0.3
Closing balance at March 31, 2023	10.3	3.4	13.7
Current	—	—	—
Non-current	$10.3	$3.4	$13.7

All of the $13.7 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company determined that additional tax and interest totaling $1.0 million may arise as a result of the ongoing review.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.3 million may arise as a consequence of the tax audit. This includes an increase for foreign exchange movements of $0.1 million recorded in the three months to March 31, 2023. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $9.4 million may arise in relation to this item. This includes an increase in interest accrued of $0.2 million in the three months to March 31, 2023.

The Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of year 2017 and for years 2019 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2018 onwards), Germany (2018 onwards), and the U.K. (2017 onwards).

NOTE 8 – LONG-TERM DEBT

As at March 31, 2023, and December 31, 2022, the Company had not drawn down on its revolving credit facility.

The Company continues to have available a $250.0 million revolving credit facility until September 25, 2024. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.

As at March 31, 2023, the deferred finance costs of $0.5 million (December 31, 2022 - $0.6 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

NOTE 9 – PLANT CLOSURE PROVISIONS

The Company has continuing plans to remediate manufacturing facilities at sites around the world as and when those operations are expected to cease, or we are required to decommission the sites according to local laws and regulations. The liability for estimated plant closure costs includes costs for environmental remediation liabilities and asset retirement obligations.

The principal site giving rise to asset retirement obligations is the manufacturing site at Ellesmere Port in the United Kingdom. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites.

Movements in the provisions are summarized as follows:

(in millions)	2023
Total at January 1	$57.2
Charge for the period	0.9
Utilized in the period	(1.2)
Exchange effect	0.1
Total at March 31	57.0
Due within one year	5.0
Due after one year	$52.0

The charge for the three months ended March 31, 2023 was $0.9 million (three months ended March 31, 2022 – $0.9 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$147.5	$147.5	$147.1	$147.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	2.5	2.5	2.7	2.7
Liabilities
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	$0.8	$0.8	$0.5	$0.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	16.6	16.6	26.4	26.4

The following methods and assumptions were used to estimate the fair values:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturities of such instruments.

Emissions Trading Scheme credits: The fair value is determined by the open market pricing at the end of the reporting period.

Foreign currency forward exchange contracts: The fair value of derivatives relating to foreign currency forward exchange contracts are derived from current settlement prices and comparable contracts using current assumptions. Foreign currency forward exchange contracts primarily relate to contracts entered into to hedge future known transactions or hedge balance sheet net cash positions. The movements in the carrying amounts and fair values of these contracts are largely due to changes in exchange rates against the U.S. dollar.

Stock equivalent units: The fair values of stock equivalent units are calculated at each balance sheet date using either the Black-Scholes or Monte Carlo method depending on the terms of each grant.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2023, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2023 was a loss of $0.9 million (first three months of 2022 – a gain of $0.8 million).

NOTE 12 – CONTINGENCIES

Legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, and employee and product liability claims.

At the time of filing, we have lodged a civil and criminal legal claim related to a misappropriation of inventory in Brazil. As at March 31, 2023, we have written-off $7.4 million of our inventory to cost of goods sold in our financial statements and a corresponding asset has not been recorded for the potential recovery of the resulting financial loss. While we feel confident the matter will not result in any significant further adverse impact to the financial results of the Group, there is a possibility that additional financial losses will be incurred.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2023, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $7.1 million (December 31, 2022 - $7.0 million). The remaining terms of the fixed maturity guarantees are up to 10 years, with some further guarantees having no fixed expiry date.

Under the terms of the guarantee arrangements, generally the Company would be required to perform the obligations should the affiliated company fail to fulfil its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the Company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

The Company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the Company.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The compensation cost recorded for stock options for the three months ended March 31, 2023 and 2022 was $1.9 million and $1.7 million, respectively. The compensation cost recorded for stock equivalent units for the three months ended March 31, 2023 and 2022 was $3.2 million and $7.1 million, respectively.

The following table summarizes the transactions of the Company’s share-based compensation plans for the three months ended March 31, 2023.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	757,040	$69.0
Granted	154,322	$94.2
Vested	(198,431)	$65.7
Forfeited	(30,454)	$74.3
Nonvested at March 31, 2023	682,477	$75.2

New grants in the quarter have similar vesting conditions to those granted in previous periods. The valuation methodologies of the new grants are consistent with previous periods.

As of March 31, 2023, there was $32.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first three months of 2023 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	(0.5)	See (1) below
	(0.4)	Total before tax
	0.1	Income tax expense
Total reclassifications	$(0.3)	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first three months of 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income before reclassifications	—	4.7	4.7
Amounts reclassified from AOCL	(0.3)	—	(0.3)
Total other comprehensive income	(0.3)	4.7	4.4
Balance at March 31, 2023	$(58.7)	$(82.1)	$(140.8)

Reclassifications out of AOCL for the first three months of 2022 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	0.1	See (1) below
	0.2	Total before tax
	—	Income tax expense
Total reclassifications	$0.2	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first three months of 2022, net of tax, were:

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In the first three months of 2023 the Company purchased product from AdvanSix for $0.1 million (first three months of 2022 – $0.1 million). As at March 31, 2023, the Company owed $0.1 million to AdvanSix (December 31, 2022 – $0.0 million).

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2023 the Company incurred fees from SGR of $0.1 million (first three months of 2022 – $0.0 million). As at March 31, 2023, the Company owed $0.0 million to SGR (December 31, 2022 – $0.0 million).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first three months of 2023 for a value of $0.0 million (first three months of 2022 – $0.0 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2023, EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2022 – $0.0 million).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2023

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to environmental liabilities, pensions, income taxes, goodwill, property, plant and equipment and other intangible assets (net of depreciation and amortization). These policies have been discussed in the Company’s 2022 Form 10-K.

RESULTS OF OPERATIONS

The Company reports its financial performance based on three reportable segments, which are Performance Chemicals, Fuel Specialties and Oilfield Services.

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended March 31,
(in millions)	2023	2022
Net sales:
Performance Chemicals	$151.4	$167.1
Fuel Specialties	190.3	191.8
Oilfield Services	167.9	113.5
	$509.6	$472.4
Gross profit:
Performance Chemicals	$24.1	$40.8
Fuel Specialties	57.4	60.7
Oilfield Services	66.3	37.8
	$147.8	$139.3
Operating income/(loss):
Performance Chemicals	$10.4	$25.3
Fuel Specialties	32.4	35.5
Oilfield Services	15.9	2.5
Corporate costs	(17.7)	(19.0)
Total operating income	$41.0	$44.3

Three Months Ended March 31, 2023

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended March 31, 2023 and the three months ended March 31, 2022:

	Three Months Ended March 31,
(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$151.4	$167.1	$(15.7)	(9)%
Fuel Specialties	190.3	191.8	(1.5)	(1)%
Oilfield Services	167.9	113.5	54.4	48%
	$509.6	$472.4	$37.2	8%
Gross profit:
Performance Chemicals	$24.1	$40.8	$(16.7)	(41)%
Fuel Specialties	57.4	60.7	(3.3)	(5)%
Oilfield Services	66.3	37.8	28.5	75%
	$147.8	$139.3	$8.5	6%
Gross margin (%):
Performance Chemicals	15.9	24.4	(8.5)
Fuel Specialties	30.2	31.6	(1.4)
Oilfield Services	39.5	33.3	6.2
Aggregate	29.0	29.5	(0.5)
Operating expenses:
Performance Chemicals	$(13.7)	$(15.5)	$1.8	(12)%
Fuel Specialties	(25.0)	(25.2)	0.2	(1)%
Oilfield Services	(50.4)	(35.3)	(15.1)	43%
Corporate costs	(17.7)	(19.0)	1.3	(7)%
	$(106.8)	$(95.0)	$(11.8)	12%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2023
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-16	-8	-29	-13
Price and product mix	-1	+11	+13	+6
Exchange rates	—	-5	-2	-2
	-17	-2	-18	-9

Lower sales volumes for all our regions were primarily driven by reduced demand for our personal care products resulting from lower consumer demand together with the impact of destocking by our customers. EMEA and ASPAC benefited from a favorable price and product mix due to increased sales of higher priced products together with the impact of increased raw materials pricing being passed on through higher selling prices. The Americas were impacted by an adverse price and product mix due to increased sales of lower priced products. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a strengthening of the U.S. dollar against the British pound sterling and the European Union euro.

Gross margin: the year over year decrease of 8.5 percentage points was due to an adverse sales mix from reduced sales of higher margin products, the time lag for higher raw material costs passing through to higher selling prices and the adverse impact for manufacturing efficiency of lower production volumes.

Operating expenses: decreased $1.8 million year over year, due to lower selling expenses including commissions, lower performance-related remuneration accruals and lower acquired intangibles amortization following the end of the expected life of the assets.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2023
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-23	-19	-9	-8	-20
Price and product mix	+21	+25	+14	+14	+22
Exchange rates	—	-8	-1	—	-3
	-2	-2	+4	+6	-1

Sales volumes in all our regions have decreased year over year, primarily due to a reduction in the sale of lower margin higher volume products. Price and product mix was favorable in all our regions due to increased sales of higher margin products and the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable price and product mix with a higher proportion of sales to higher margin customers. EMEA and ASPAC were adversely impacted by exchange rate movements year over year, due to a strengthening of the U.S. dollar against the British pound sterling and the European Union euro.

Gross margin: the year over year decrease of 1.4 percentage points was due to the impact of the misappropriation of $7.4 million of inventory in Brazil being partly offset by a favorable sales mix from increased sales of higher margin products.

Operating expenses: the year over year decrease of $0.2 million including lower provisions for doubtful debts and lower performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $54.4 million, or 48 percent, with the majority of our customer activity concentrated in the Americas region. Sequentially quarter on quarter, customer demand has stabilized however we feel optimistic of sales growth through 2023.

Gross margin: the year over year increase of 6.2 percentage points was due to a favorable sales mix and the benefit of improved pricing in a continuously competitive market.

Operating expenses: the year over year increase of $15.1 million was driven by higher customer service costs which are necessary to support the increase in demand with certain customers.

Other Income Statement Captions

Corporate costs: the year over year decrease of $1.3 million was primarily due to lower performance-related remuneration accruals.

Other net income/(expense): for the first quarter of 2023 and 2022, included the following:

(in millions)	2023	2022	Change
Net pension credit	$1.7	$1.3	0.4
Foreign exchange gains on translation	2.9	2.2	0.7
Foreign currency forward contracts gains/(losses)	(0.9)	0.8	(1.7)
	$3.7	$4.3	$(0.6)

Interest income/(expense), net: was income of $0.3 million in the first quarter of 2023 compared to an expense of $0.4 million in the first quarter of 2022. Interest income on our cash balances has increased in recent periods due to the global increases for central bank interest rates. Interest expense in the prior year is due to a commitment fee to retain the Company’s revolving credit facility for the term of the agreement.

Income taxes: the effective tax rate was 26.2% and 24.3% in the first quarter of 2023 and 2022, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 25.8% in 2023 compared with 24.3% in 2022. The 1.5% increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended March 31,
(in millions)	2023	2022
Income before income taxes	$45.0	$48.2
Indemnification asset regarding tax audit	(0.1)	—
Adjustment for stock compensation	1.9	1.7
Legacy cost of closed operations	0.8	1.1
Adjusted income before income taxes	$47.6	$51.0
Income taxes	$11.8	$11.7
Tax on stock compensation	—	0.5
Adjustment of income tax provision	0.3	—
Tax on legacy cost of closed operations	0.2	0.2
Adjusted income taxes	$12.3	$12.4
GAAP effective tax rate	26.2%	24.3%
Adjusted effective tax rate	25.8%	24.3%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first three months of 2023 our working capital increased by $26.6 million, while our adjusted working capital increased by $28.7 million. The difference is primarily due to the exclusion of increases for the current portion of accrued income taxes, partly offset by a reduction in the current portion of operating leases.

The Company believes that adjusted working capital, a non-GAAP financial measure (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) provides useful information to investors in evaluating the Company’s underlying performance and identifying operating trends. Management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations. Items excluded from working capital in the adjusted working capital calculation are listed in the table below and represent factors which do not fluctuate in line with the day to day working capital needs of the business.

(in millions)	March 31, 2023	December 31, 2022
Total current assets	$875.0	$872.6
Total current liabilities	(381.6)	(405.8)
Working capital	493.4	466.8
Less cash and cash equivalents	(147.5)	(147.1)
Less prepaid income taxes	(3.6)	(3.3)
Less other current assets	(0.4)	(0.4)
Add back current portion of accrued income taxes	20.2	18.4
Add back current portion of plant closure provisions	5.0	5.3
Add back current portion of operating lease liabilities	15.2	13.9
Adjusted working capital	$382.3	$353.6

We had a $7.8 million increase in trade and other accounts receivable driven primarily by increased trading activity in our Oilfield Services segment. Days’ sales outstanding decreased in our Performance Chemicals segment from 63 days to 60 days; decreased from 59 days to 50 days in our Fuel Specialties segment; and increased from 57 days to 62 days in our Oilfield Services segment.

We had a $7.4 million decrease in inventories, net of a $1.8 million increase in allowances, primarily due to the misappropriation of $7.4 million of inventory in Brazil, while maintaining inventory levels to manage the risk of further supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory increased in our Performance Chemicals segment from 56 days to 73 days; increased from 121 days to 132 days in our Fuel Specialties segment; and decreased from 65 days to 61 days in our Oilfield Services segment.

Prepaid expenses increased $1.3 million, from $14.1 million to $15.4 million, due to the timing of invoices being prepaid, including the payment in advance for certain inventory supply, being partly offset by the normal expensing of prepaid invoices.

We had a $27.0 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) decreased in our Performance Chemicals segment from 51 days to 46 days; decreased from 43 days to 39 days in our Fuel Specialties segment; and remained unchanged at 54 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $21.8 million in the first three months of 2023 compared to cash outflows of $29.0 million in the first three months of 2022. The increase in cash generated from operating activities was principally related to lower increases in working capital in the first three months of 2023 compared to higher increases in the first three months of 2022 which were driven by increases in trade receivables linked with the revenue growth, together with the need to secure the supply of raw materials at that time.

Cash

At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $147.5 million and $147.1 million, respectively, of which $57.3 million and $76.4 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The increase in cash and cash equivalents of $0.4 million for the first three months of 2023 was driven by our operating income being partly offset by increased working capital and our continued investments in capital projects.

Debt

At March 31, 2023, and December 31, 2022, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases.

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

The Company offers fixed prices for some long-term sales contracts. As manufacturing and raw material costs are subject to variability, the Company, from time to time, uses commodity swaps to hedge the cost of some raw materials thus reducing volatility on earnings and cash flows. The derivatives are considered risk management tools and are not used for trading purposes. The Company’s objective is to manage its exposure to fluctuating costs of raw materials.

The Company’s exposure to market risk has been discussed in the Company’s 2022 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

At the time of filing, we have lodged a civil and criminal legal claim related to a misappropriation of inventory in Brazil. As at March 31, 2023, we have written-off $7.4 million of our inventory to cost of goods sold in our financial statements and a corresponding asset has not been recorded for the potential recovery of the resulting financial loss. While we feel confident the matter will not result in any significant further adverse impact to the financial results for the Group, there is a possibility that additional financial losses will be incurred.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Item 1A Risk Factors

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2022 Form 10-K. In management’s view, there have been no material changes in the risk factors facing the Company as disclosed in those SEC filings.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

During the quarter ended March 31, 2023, the Company purchased its common stock in connection with the exercising of stock options by employees.

The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 1	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2023 through February 28, 2023	2,343	$110.09	—	$44.2	million

Total	2,343	$110.09	—	$44.2	million

1.
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

INNOSPEC INC.
Registrant

Date: May 4, 2023	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: May 4, 2023	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer