Form 10-Q
period 2023-06-30
INNOSPEC INC.
filed 2023-08-09
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2023
Common Stock, par value $0.01	24,865,986

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

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2023	2022	2023	2022
Net sales	$480.4	$467.6	$990.0	$940.0
Cost of goods sold	(330.0)	(327.8)	(691.8)	(660.9)
Gross profit	150.4	139.8	298.2	279.1
Operating expenses:
Selling, general and administrative	(105.6)	(83.4)	(201.8)	(168.3)
Research and development	(10.6)	(10.1)	(21.2)	(20.2)
Total operating expenses	(116.2)	(93.5)	(223.0)	(188.5)
Operating income	34.2	46.3	75.2	90.6
Other income/(expense), net	2.7	(3.6)	6.4	0.7
Interest expense, net	(0.3)	(0.4)	—	(0.8)
Income before income tax expense	36.6	42.3	81.6	90.5
Income tax expense	(7.7)	(10.0)	(19.5)	(21.7)
Net income	$28.9	$32.3	$62.1	$68.8
Earnings per share:
Basic	$1.16	$1.30	$2.50	$2.77
Diluted	$1.16	$1.29	$2.48	$2.76
Weighted average shares outstanding (in thousands):
Basic	24,868	24,805	24,835	24,798
Diluted	24,980	24,971	25,010	24,967

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$28.9	$32.3	$62.1	68.8
Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $(0.3) million, $1.4 million, $(0.7) million and $1.2 million, respectively	1.4	(16.9)	6.1	(20.7)
Amortization of prior service cost, net of tax of $0.0 million, $(0.1) million, $0.0 million and $(0.1) million, respectively	0.1	0.1	0.2	0.2
Amortization of actuarial net losses/(gains), net of tax of $0.1 million, $0.0 million, $0.2 million and $0.0 million, respectively	(0.4)	0.2	(0.8)	0.3
Total other comprehensive income/(loss)	1.1	(16.6)	5.5	(20.2)
Total comprehensive income	$30.0	$15.7	$67.6	48.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$165.9	$147.1
Trade and other accounts receivable (less allowances of $9.6 million and $7.7 million respectively)	310.9	334.6
Inventories (less allowances of $27.2 million and $27.1 million respectively):
Finished goods	248.3	259.3
Raw materials	108.4	113.8
Total inventories	356.7	373.1
Prepaid expenses	10.5	14.1
Prepaid income taxes	9.8	3.3
Other current assets	0.7	0.4
Total current assets	854.5	872.6
Net property, plant and equipment	242.3	220.9
Operating lease right-of-use assets	45.9	45.3
Goodwill	360.6	358.8
Other intangible assets	46.7	45.0
Deferred tax assets	5.9	5.9
Pension asset	49.1	48.1
Other non-current assets	5.8	7.1
Total assets	$1,610.8	$1,603.7

(in millions, except share and per share data)	June 30, 2023	December 31, 2022
Liabilities and Equity
Current liabilities:
Accounts payable	$157.9	$165.3
Accrued liabilities	174.7	202.9
Current portion of operating lease liabilities	14.3	13.9
Current portion of plant closure provisions	4.3	5.3
Current portion of accrued income taxes	13.7	18.4
Total current liabilities	364.9	405.8
Operating lease liabilities, net of current portion	31.6	31.4
Plant closure provisions, net of current portion	52.6	51.9
Accrued income taxes, net of current portion	11.6	21.0
Unrecognized tax benefits	14.0	13.4
Deferred tax liabilities	27.3	26.2
Pension liabilities and post-employment benefits	12.4	12.2
Other non-current liabilities	1.6	1.4
Total liabilities	516.0	563.3
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	356.7	354.1
Treasury stock (4,688,514 and 4,788,966 shares at cost, respectively)	(94.2)	(95.4)
Retained earnings	969.1	924.2
Accumulated other comprehensive loss	(139.7)	(145.2)
Total Innospec stockholders’ equity	1,092.2	1,038.0
Non-controlling interest	2.6	2.4
Total equity	1,094.8	1,040.4
Total liabilities and equity	$1,610.8	$1,603.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net income	$62.1	$68.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.2	20.8
Deferred taxes	1.1	1.0
Non-cash movements on defined benefit pension plans	(1.7)	(1.3)
Stock option compensation	3.9	3.2
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	26.4	(62.1)
Inventories	19.0	(88.3)
Prepaid expenses	3.8	6.5
Accounts payable and accrued liabilities	(37.7)	20.9
Plant closure provisions	(0.5)	—
Accrued income taxes	(21.6)	(4.2)
Unrecognized tax benefits	0.6	—
Other assets and liabilities	2.2	(1.8)
Net cash provided by/(used in) operating activities	76.8	(36.5)
Cash Flows from Investing Activities
Capital expenditures	(32.6)	(17.4)
Internally developed software	(6.7)	—
Net cash used in investing activities	(39.3)	(17.4)
Cash Flows from Financing Activities
Non-controlling interest	0.2	—
Proceeds from revolving credit facility	—	—
Repayments of revolving credit facility	—	—
Repayments of finance leases	—	(0.1)
Refinancing costs	(1.5)	—
Dividend paid	(17.2)	(15.6)
Issue of treasury stock	0.7	2.1
Repurchase of common stock	(1.0)	(2.7)
Net cash used in financing activities	(18.8)	(16.3)
Effect of foreign currency exchange rate changes on cash	0.1	(0.2)
Net change in cash and cash equivalents	18.8	(70.4)
Cash and cash equivalents at beginning of period	147.1	141.8
Cash and cash equivalents at end of period	$165.9	$71.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				62.1			62.1
Dividend paid ($0.69 per share)				(17.2)			(17.2)
Changes in cumulative translation adjustment, net of tax					6.1		6.1
Share of net income						0.2	0.2
Treasury stock reissued		(1.3)	2.1				0.8
Treasury stock repurchased			(0.9)				(0.9)
Stock option compensation		3.9					3.9
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net gains, net of tax					(0.8)		(0.8)
Balance at June 30, 2023	$0.3	$356.7	$(94.2)	$969.1	$(139.7)	$2.6	$1,094.8

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				68.8			68.8
Dividend paid ($0.63 per share)				(15.6)			(15.6)
Changes in cumulative translation adjustment, net of tax					(20.7)		(20.7)
Share of net income						0.1	0.1
Treasury stock reissued		1.0	1.0				2.0
Treasury stock repurchased			(2.7)				(2.7)
Stock option compensation		3.2					3.2
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					0.3		0.3
Balance at June 30, 2022	$0.3	$350.9	$(92.3)	$876.1	$(67.1)	$0.7	$1,068.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2023	$0.3	$354.8	$(93.5)	$957.4	$(140.8)	$2.4	$1,080.6
Net income				28.9			28.9
Dividend paid ($0.69 per share)				(17.2)			(17.2)
Changes in cumulative translation adjustment, net of tax					1.4		1.4
Share of net income						0.2	0.2
Treasury stock reissued		(0.1)	0.0				(0.1)
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		2.0					2.0
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net gains, net of tax					(0.4)		(0.4)
Balance at June 30, 2023	$0.3	$356.7	$(94.2)	$969.1	$(139.7)	$2.6	$1,094.8

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2022	$0.3	$349.6	$(90.6)	$859.4	$(50.5)	$0.7	$1,068.9
Net income				32.3			32.3
Dividend paid ($0.63 per share)				(15.6)			(15.6)
Changes in cumulative translation adjustment, net of tax					(16.9)		(16.9)
Treasury stock reissued		(0.2)	0.1				(0.1)
Treasury stock repurchased			(1.8)				(1.8)
Stock option compensation		1.5					1.5
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.2		0.2
Balance at June 30, 2022	$0.3	$350.9	$(92.3)	$876.1	$(67.1)	$0.7	$1,068.6

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Sales:
Personal Care	$78.6	$105.3	$166.8	$208.7
Home Care	19.7	25.3	43.4	49.7
Other	29.5	38.4	69.0	77.7
Performance Chemicals	127.8	169.0	279.2	336.1
Refinery and Performance	119.1	123.9	268.6	272.3
Other	35.1	52.5	75.9	95.9
Fuel Specialties	154.2	176.4	344.5	368.2
Oilfield Services	198.4	122.2	366.3	235.7
	$480.4	$467.6	$990.0	$940.0
Operating income/(loss):
Performance Chemicals	$9.2	$28.8	$19.6	$54.1
Fuel Specialties	17.1	31.5	49.5	67.0
Oilfield Services	28.0	4.5	43.9	7.0
Corporate costs	(20.1)	(18.5)	(37.8)	(37.5)
Total operating income	$34.2	$46.3	$75.2	$90.6

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (in millions):
Net income available to common stockholders	$28.9	$32.3	$62.1	$68.8
Denominator (in thousands):
Weighted average common shares outstanding	24,868	24,805	24,835	24,798
Dilutive effect of stock options and awards	112	166	175	169
Denominator for diluted earnings per share	24,980	24,971	25,010	24,967
Net income per share, basic:	$1.16	$1.30	$2.50	$2.77
Net income per share, diluted:	$1.16	$1.29	$2.48	$2.76

In the three and six months ended June 30, 2023, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 31,048 and 36,178, respectively (three and six months ended June 30, 2022 – 29,600 and 27,094, respectively).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	Gross Cost
Opening balance at January 1, 2023	$358.8
Exchange effect	1.8
Closing balance at June 30, 2023	$360.6

The exchange effect for the six months ended June 30, 2023 was $1.8 million relating to our Performance Chemicals segment and $0.0 million relating to our Fuel Specialties segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2023
Gross cost at January 1	$291.1
Additions	$6.7
Exchange effect	1.2
Gross cost at June 30	299.0
Accumulated amortization at January 1	(246.1)
Amortization expense	(5.3)
Exchange effect	(0.9)
Accumulated amortization at June 30	(252.3)
Net book amount at June 30	$46.7

The amortization expense for the six months ended June 30, 2023 was $5.3 million (six months ended June 30, 2022 – $7.8 million).

In 2023, we capitalized $6.7 million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development.

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

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$(0.9)	$(0.6)	$(1.8)	$(1.2)
Interest cost on projected benefit obligation	(5.0)	(2.6)	(9.9)	(5.4)
Expected return on plan assets	6.3	4.2	12.5	8.5
Amortization of prior service cost	(0.1)	(0.2)	(0.2)	(0.3)
Amortization of actuarial net gains/(losses)	0.5	(0.2)	1.0	(0.3)
Net periodic benefit	$0.8	$0.6	$1.6	$1.3

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net losses are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at June 30, 2023, we have recorded a liability of $4.0 million (December 31, 2022 – $4.1 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2023	$10.2	$3.2	$13.4
Net change for tax positions of prior periods	0.2	0.4	0.6
Closing balance at June 30, 2023	10.4	3.6	14.0
Current	—	—	—
Non-current	$10.4	$3.6	$14.0

All of the $14.0 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company has determined that additional tax and interest totaling $1.1 million may arise as a result of the ongoing review. This includes an increase for foreign exchange movements of $0.1 million recorded in the six months to June 30, 2023.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.3 million may arise as a consequence of the tax audit. This includes an increase for foreign exchange movements of $0.1 million recorded in the six months to June 30, 2023. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $9.6 million may arise in relation to this item. This includes an increase in interest accrued of $0.4 million in the six months to June 30, 2023.

Aside from certain tax returns that are closed after completion of an Internal Revenue Service ("IRS") audit, the Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of year 2017 and for years 2019 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2018 onwards), Germany (2018 onwards), and the U.K. (2017 onwards).

NOTE 8 – LONG-TERM DEBT

As at June 30, 2023, and December 31, 2022, the Company had not drawn down on its revolving credit facility.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company (together with the Company, the “Borrowers”) entered into a Multicurrency Revolving Facility Agreement with various lenders (the “Agreement”) which replaces the Company’s credit facility agreement dated September 26, 2019. The Agreement provides for a $250,000,000 four-year multicurrency revolving loan facility available to the Borrowers (the “Facility”). The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125,000,000. The termination date of the Facility is May 30, 2027, but the Company has an option to request an extension of the Facility for a further year. As a consequence, the Company has capitalized $1.5 million of costs relating to the new Agreement which are to be amortized over the period to May 30, 2027. In addition the Company has written-off $0.5 million of capitalized costs relating to the previous agreement.

As at June 30, 2023, the deferred finance costs of $1.4 million (December 31, 2022 - $0.6 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

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

Movements in the provisions are summarized as follows:

(in millions)	2023
Total at January 1	$57.2
Charge for the period	1.9
Utilized in the period	(2.4)
Exchange effect	0.2
Total at June 30	56.9
Due within one year	(4.3)
Due after one year	$52.6

The charge for the six months ended June 30, 2023 was $1.9 million (six months ended June 30, 2022 – $1.9 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$165.9	$165.9	$147.1	$147.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	2.0	2.0	2.7	2.7
Liabilities
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	0.3	0.3	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	16.9	16.9	26.4	26.4

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2023, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2023 was a loss of $1.6 million (first six months of 2022 – a gain of $2.4 million).

NOTE 12 – CONTINGENCIES

Legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, and employee and product liability claims.

As previously reported in the first quarter of 2023, we have lodged a civil and criminal legal claim and insurance claim related to a misappropriation of inventory in Brazil and as a consequence we have written-off $7.4 million of our inventory to cost of goods sold in our financial statements. In the second quarter of 2023, we have incurred additional charges of $8.0 million as we exit the Brazilian trading relationship associated with the inventory misappropriation. The costs incurred in the second quarter include $5.0 million to cost of goods sold and $3.0 million to selling, general and administration costs. Consistent with our accounting treatment in the first quarter, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2023, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $7.1 million (December 31, 2022 - $7.0 million). The remaining terms of the fixed maturity guarantees are up to 9 years, with some further guarantees having no fixed expiry date.

Under the terms of the guarantee arrangements, generally the Company would be required to perform the obligations should the affiliated company fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the Company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

The Company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the Company.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The compensation cost recorded for stock options for the three months ended June 30, 2023 and 2022 was $2.0 million and $1.5 million, respectively. The compensation cost recorded for stock equivalent units for the three months ended June 30, 2023 and 2022 was $1.9 million and $7.0 million, respectively.

The compensation cost recorded for stock options for the first six months of 2023 and 2022 was $3.9 million and $3.2 million, respectively. The compensation cost recorded for stock equivalent units for the first six months of 2023 and 2022 was $5.1 million and $14.1 million, respectively.

The following table summarizes the transactions of the Company’s share-based compensation plans for the six months ended June 30, 2023.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	757,040	$69.0
Granted	157,322	$94.3
Vested	(203,703)	$65.9
Forfeited	(33,681)	$72.1
Nonvested at June 30, 2023	676,978	$75.4

New grants in the quarter have similar vesting conditions to those granted in previous periods. The valuation methodologies of the new grants are consistent with previous periods.

As of June 30, 2023, there was $27.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first six months of 2023 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.2	See (1) below
Amortization of actuarial net gains	(1.0)	See (1) below
	(0.8)	Total before tax
	0.2	Income tax expense
Total reclassifications	$(0.6)	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first six months of 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income before reclassifications	—	6.1	6.1
Amounts reclassified from AOCL	(0.6)	—	(0.6)
Total other comprehensive income/(loss)	(0.6)	6.1	5.5
Balance at June 30, 2023	$(59.0)	$(80.7)	$(139.7)

Reclassifications out of AOCL for the first six months of 2022 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.3	See (1) below
Amortization of actuarial net losses	0.3	See (1) below
	0.6	Total before tax
	(0.1)	Income tax expense
Total reclassifications	$0.5	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first six months of 2022, net of tax, were:

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In the first six months of 2023 the Company purchased product from AdvanSix for $0.2 million (first six months of 2022 – $0.3 million). As at June 30, 2023, the Company owed $0.0 million to AdvanSix (December 31, 2022 – $0.0 million).

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first six months of 2023 the Company incurred fees from SGR of $0.2 million (first six months of 2022 – $0.1 million). As at June 30, 2023, the Company owed $0.1 million to SGR (December 31, 2022 – $0.0 million).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first six months of 2023 for a value of $0.1 million (first six months of 2022 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2023, EMR owed $0.1 million for scrap metal purchased from the Company (December 31, 2022 – $0.0 million).

NOTE 17 – SUBSEQUENT EVENTS

On July 31, 2023, the Company received a notice from Unite The Union announcing that the union intends to implement seven days of strike action from August 14, 2023 to August 20, 2023 that covers approximately 100 workers at the Company's manufacturing facility in Ellesmere Port, United Kingdom. This action has been suspended pending the results of a ballot of union members, the results of which are expected on August 16, 2023. Contingency plans are in place and we do not anticipate this having a material impact on the Company’s financial results or condition.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2023

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales:
Performance Chemicals	$127.8	$169.0	$279.2	$336.1
Fuel Specialties	154.2	176.4	344.5	368.2
Oilfield Services	198.4	122.2	366.3	235.7
	$480.4	$467.6	$990.0	$940.0
Gross profit:
Performance Chemicals	$22.0	$43.6	$46.1	$84.4
Fuel Specialties	44.8	56.9	102.2	117.6
Oilfield Services	83.6	39.3	149.9	77.1
	$150.4	$139.8	$298.2	$279.1
Operating income/(loss):
Performance Chemicals	$9.2	$28.8	$19.6	$54.1
Fuel Specialties	17.1	31.5	49.5	67.0
Oilfield Services	28.0	4.5	43.9	7.0
Corporate costs	(20.1)	(18.5)	(37.8)	(37.5)
Total operating income	$34.2	$46.3	$75.2	$90.6

Three Months Ended June 30, 2023

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended June 30, 2023 and the three months ended June 30, 2022:

	Three Months Ended June 30,
(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$127.8	$169.0	$(41.2)	(24)%
Fuel Specialties	154.2	176.4	(22.2)	(13)%
Oilfield Services	198.4	122.2	76.2	62%
	$480.4	$467.6	$12.8	3%
Gross profit:
Performance Chemicals	$22.0	$43.6	$(21.6)	(50)%
Fuel Specialties	44.8	56.9	(12.1)	(21)%
Oilfield Services	83.6	39.3	44.3	113%
	$150.4	$139.8	$10.6	8%
Gross margin (%):
Performance Chemicals	17.2	25.8	(8.6)
Fuel Specialties	29.1	32.3	(3.2)
Oilfield Services	42.1	32.2	9.9
Aggregate	31.3	29.9	1.4
Operating expenses:
Performance Chemicals	$(12.8)	$(14.8)	$2.0	(14)%
Fuel Specialties	(27.7)	(25.4)	(2.3)	9%
Oilfield Services	(55.6)	(34.8)	(20.8)	60%
Corporate costs	(20.1)	(18.5)	(1.6)	9%
	$(116.2)	$(93.5)	$(22.7)	24%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2023
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-28	-6	-17	-16
Price and product mix	-7	-11	4	-8
Exchange rates	—	—	—	—
	-35	-17	-13	-24

Lower sales volumes for all our regions were primarily driven by reduced demand for our personal care products resulting from cautious consumer demand together with the impact of destocking by our customers. ASPAC benefited from a favorable price and product mix due to a higher proportion of higher priced products being sold together with the impact of increased raw materials pricing being passed on through higher selling prices. The Americas and EMEA were impacted by an adverse price and product mix due to a higher proportion of lower priced products being sold.

Gross margin: the year over year decrease of 8.6 percentage points was due to an adverse sales mix from reduced sales of higher margin products and the adverse impact for manufacturing efficiency of lower production volumes.

Operating expenses: decreased $2.0 million year over year, due to lower selling expenses including commissions, lower performance-related remuneration accruals and lower acquired intangibles amortization following the end of the expected life of the assets.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2023
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-11	-16	-45	6	-16
Price and product mix	5	8	11	-42	3
Exchange rates	—	1	—	—	—
	-6	-7	-34	-36	-13

Sales volumes in all our regions have decreased year over year, primarily due to a reduction in the sale of lower margin higher volume products. Price and product mix was favorable in all our regions due to a higher proportion of higher margin products being sold and the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix with a higher proportion of sales to lower margin customers.

Gross margin: the year over year decrease of 3.2 percentage points was driven by a $5.0 million charge as we exit the Brazilian trading relationship where we previously reported inventory misappropriation.

Operating expenses: the year over year increase of $2.3 million includes higher provisions for doubtful debts related to the ending of the Brazilian trading relationship and higher selling expenses, being partly offset by lower performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $76.2 million, or 62 percent, with the majority of our customer activity concentrated in the Americas region. Sequentially quarter on quarter, customer demand remains strong and although we feel that operating income growth may moderate for the remainder of the year, we remain on track for significant full year growth in 2023.

Gross margin: the year over year increase of 9.9 percentage points was due to a favorable sales mix and the benefit of improved pricing.

Operating expenses: the year over year increase of $20.8 million was driven by higher customer service costs which are necessary to support the increase in demand with certain customers.

Other Income Statement Captions

Corporate costs: the year over year increase of $1.6 million was primarily due to one-off acquisition related costs and increases in some other costs, being partly offset by lower performance-related remuneration accruals.

Other net income/(expense): for the second quarter of 2023 and 2022, included the following:

(in millions)	2023	2022	Change
Net pension credit	$1.7	$1.2	0.5
Foreign exchange gains/(losses) on translation	1.7	(6.4)	8.1
Foreign currency forward contracts gains/(losses)	(0.7)	1.6	(2.3)
	$2.7	$(3.6)	$6.3

Interest income/(expense), net: was an expense of $0.3 million in the second quarter of 2023 compared to an expense of $0.4 million in the second quarter of 2022.

Income taxes: the effective tax rate was 21.0% and 23.6% in the second quarter of 2023 and 2022, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 21.0% in 2023 compared with 22.8% in 2022. The 1.8% decrease in the adjusted effective rate was primarily due to the fact that a lower proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended June 30,
(in millions)	2023	2022
Income before income taxes	$36.6	$42.3
Indemnification asset regarding tax audit	—	0.2
Adjustment for stock compensation	2.0	1.5
Acquisition costs	1.5	—
Legacy costs of closed operations	0.9	0.8
Adjusted income before income taxes	$41.0	$44.8
Income taxes	$7.7	$10.0
Adjustment of income tax provision	0.3	—
Tax on acquisition costs	0.4	—
Tax on legacy cost of closed operations	0.2	0.2
Adjusted income taxes	$8.6	$10.2
GAAP effective tax rate	21.0%	23.6%
Adjusted effective tax rate	21.0%	22.8%

Six Months Ended June 30, 2023

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the six months ended June 30, 2023 and the six months ended June 30, 2022:

	Six Months Ended June 30,
(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$279.2	$336.1	$(56.9)	(17)%
Fuel Specialties	344.5	368.2	(23.7)	(6)%
Oilfield Services	366.3	235.7	130.6	55%
	$990.0	$940.0	$50.0	5%
Gross profit:
Performance Chemicals	$46.1	$84.4	$(38.3)	(45)%
Fuel Specialties	102.2	117.6	(15.4)	(13)%
Oilfield Services	149.9	77.1	72.8	94%
	$298.2	$279.1	$19.1	7%
Gross margin (%):
Performance Chemicals	16.5	25.1	(8.6)
Fuel Specialties	29.7	31.9	(2.2)
Oilfield Services	40.9	32.7	8.2
Aggregate	30.1	29.7	0.4
Operating expenses:
Performance Chemicals	$(26.5)	$(30.3)	$3.8	(13)%
Fuel Specialties	(52.7)	(50.6)	(2.1)	4%
Oilfield Services	(106.0)	(70.1)	(35.9)	51%
Corporate costs	(37.8)	(37.5)	(0.3)	1%
	$(223.0)	$(188.5)	$(34.5)	18%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2023
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-22	-7	-24	-15
Price and product mix	-4	—	9	-1
Exchange rates	—	-2	-1	-1
	-26	-9	-16	-17

Lower sales volumes for all our regions were primarily driven by reduced demand for our personal care products resulting from cautious consumer demand together with the impact of destocking by our customers. ASPAC benefited from a favorable price and product mix due to a higher proportion of higher priced products being sold together with the impact of increased raw materials pricing being passed on through higher selling prices. The Americas were impacted by an adverse price and product mix due to a higher proportion of lower priced products being sold.

Gross margin: the year over year decrease of 8.6 percentage points was due to an adverse sales mix from reduced sales of higher margin products and the adverse impact on manufacturing efficiency of lower production volumes.

Operating expenses: decreased $3.8 million year over year, due to lower selling expenses including commissions, lower performance-related remuneration accruals and lower acquired intangibles amortization following the end of the expected life of the assets.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2023
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-18	-18	-31	-2	-18
Price and product mix	14	13	14	-17	12
Exchange rates	—	1	—	—	—
	-4	-4	-17	-19	-6

Sales volumes in all our regions have decreased year over year, primarily due to a reduction in the sale of lower margin higher volume products. Price and product mix was favorable in all our regions due to a higher proportion of higher margin products being sold and the impact of increased raw materials pricing being passed on through higher selling prices. AvGas volumes were lower than the prior year due to variations in the demand from customers, together with an adverse price and product mix due to a higher proportion of sales to lower margin customers.

Gross margin: the year over year decrease of 2.2 percentage points was primarily due to the impact of the Brazil inventory misappropriation and the ending of that trading relationship, being partly offset by a favorable sales mix from increased sales of higher margin products.

Operating expenses: the year over year increase of $2.1 million includes higher provisions for doubtful debts related to the ending of the Brazilian trading relationship, being partly offset by lower performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $130.6 million, or 55 percent, with the majority of our customer activity concentrated in the Americas region. Customer demand has remained strong in 2023 and although we feel that operating income growth may moderate for the remainder of 2023, we remain on track for significant full year growth in 2023.

Gross margin: the year over year increase of 8.2 percentage points was due to a favorable sales mix and the benefit of improved pricing.

Operating expenses: the year over year increase of $35.9 million was driven by higher customer service costs which are necessary to support the increase in demand with certain customers, together with higher performance related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $0.3 million was primarily due to one-off acquisition related costs and increases in some other costs, being partly offset by lower performance-related remuneration accruals.

Other net income/(expense): for the first six months of 2023 and 2022, included the following:

(in millions)	2023	2022	Change
Net pension credit	$3.4	$2.5	$0.9
Foreign exchange gains/(losses) on translation	4.6	(4.2)	8.8
Foreign currency forward contracts gains/(losses)	(1.6)	2.4	(4.0)
	$6.4	$0.7	$5.7

Interest income/(expense), net: was $0.0 million in the first six months of 2023 compared to an expense of $0.8 million in the first six months of 2022. Interest income from our cash balances has increased in recent periods due to global increases in central bank interest rates. Interest expenses in the current and the prior year relate to the ongoing commitment fee the Company pays to retain the revolving credit facility during the term of the agreement.

Income taxes: the effective tax rate was 23.9% and 24.0% in the first six months of 2023 and 2022, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.6% in 2023 compared with 23.6% in 2022. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Six Months Ended June 30,
(in millions)	2023	2022
Income before income taxes	$81.6	$90.5
Indemnification asset regarding tax audit	(0.1)	0.2
Adjustment for stock compensation	3.9	3.2
Acquisition costs	1.5	—
Legacy cost of closed operations	1.7	1.9
Adjusted income before income taxes	$88.6	$95.8
Income taxes	$19.5	$21.7
Tax on stock compensation	—	0.5
Adjustment of income tax provision	0.6	—
Tax on acquisition costs	0.4	—
Tax on legacy cost of closed operations	0.4	0.4
Adjusted income taxes	$20.9	$22.6
GAAP effective tax rate	23.9%	24.0%
Adjusted effective tax rate	23.6%	23.6%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first six months of 2023 our working capital increased by $22.8 million, while our adjusted working capital decreased by $8.1 million. The difference is primarily due to the exclusion of the increases for cash and cash equivalents, together with the changes for prepaid income taxes and the current portion of accrued income taxes.

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

(in millions)	June 30, 2023	December 31, 2022
Total current assets	$854.5	$872.6
Total current liabilities	(364.9)	(405.8)
Working capital	489.6	466.8
Less cash and cash equivalents	(165.9)	(147.1)
Less prepaid income taxes	(9.8)	(3.3)
Less other current assets	(0.7)	(0.4)
Add back current portion of accrued income taxes	13.7	18.4
Add back current portion of plant closure provisions	4.3	5.3
Add back current portion of operating lease liabilities	14.3	13.9
Adjusted working capital	$345.5	$353.6

We had a $23.7 million decrease in trade and other accounts receivable driven by positive cash collections. Days’ sales outstanding decreased in our Performance Chemicals segment from 60 days to 56 days; decreased from 54 days to 52 days in our Fuel Specialties segment; and increased from 54 days to 59 days in our Oilfield Services segment.

We had a $16.4 million decrease in inventories, net of a $0.1 million increase in allowances, partially driven by the misappropriation of $7.4 million of inventory in Brazil during the first quarter of 2023. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory decreased in our Performance Chemicals segment from 78 days to 77 days; increased from 138 days to 164 days in our Fuel Specialties segment; and decreased from 58 days to 53 days in our Oilfield Services segment.

Prepaid expenses decreased $3.6 million, from $14.1 million to $10.5 million, primarily due to the normal expensing of prepaid invoices.

We had a $35.6 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) decreased in our Performance Chemicals segment from 42 days to 36 days; increased from 45 days to 46 days in our Fuel Specialties segment; and decreased from 54 days to 52 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $76.8 million in the first six months of 2023 compared to cash outflows of $36.5 million in the first six months of 2022. The increase in cash generated from operating activities was principally related to decreases in working capital in the first six months of 2023, compared to increases in the first six months of 2022. The increases in 2022 were driven by higher trade receivables linked with revenue growth, together with the need to secure the supply of raw materials at that time.

Cash

At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $165.9 million and $147.1 million, respectively, of which $62.7 million and $76.4 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The increase in cash and cash equivalents of $18.8 million for the first six months of 2023 was driven by our cash generation from operating income together with reduced working capital levels, being partly offset by the timing of tax payments, our continued investments in capital projects and the payment of our semi-annual dividend.

Debt

At June 30, 2023, and December 31, 2022, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company entered into a Multicurrency Revolving Facility Agreement with various lenders, providing for a $250,000,000 four-year multicurrency revolving loan facility. The termination date of the facility is May 30, 2027, but the Company has an option to request an extension of the Facility for a further year. The Agreement replaced the Company’s credit facility agreement dated September 26, 2019. See Note 8 to the financial statements for additional details.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As previously reported in the first quarter of 2023, we have lodged a civil and criminal legal claim and insurance claim related to a misappropriation of inventory in Brazil and as a consequence we have written-off $7.4 million of our inventory to cost of goods sold in our financial statements. In the second quarter of 2023, we have incurred additional charges of $8.0 million as we exit the Brazilian trading relationship associated with the inventory misappropriation. The costs incurred in the second quarter include $5.0 million to cost of goods sold and $3.0 million to selling, general and administration costs. Consistent with our accounting treatment in the first quarter, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

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

During the quarter ended June 30, 2023, the Company purchased its common stock in connection with the exercising of stock options by employees.

The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs 1	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2023 through May 31, 2023	6,349	$94.6	5,887	$43.7	million
Total	6,349	$94.6	5,887	$43.7	million

1.
On February 15, 2022 the Company announced a repurchase plan for up to $50 million of the Company’s common stock over a three-year period commencing on February 16, 2022.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

(a), (b), and (c) – None.

Item 6 Exhibits

10.1	Multicurrency Revolving Facility Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K on June 1, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document and Related Item - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: August 9, 2023	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: August 9, 2023	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer