Form 10-Q
period 2023-09-30
INNOSPEC INC.
filed 2023-11-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2023
Common Stock, par value $0.01	24,865,799

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed with the U.S. Securities and Exchange Commission ("SEC"). You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2023	2022	2023	2022
Net sales	$464.1	$513.0	$1,454.1	$1,453.0
Cost of goods sold	(326.9)	(357.0)	(1,018.7)	(1,017.9)
Gross profit	137.2	156.0	435.4	435.1
Operating expenses:
Selling, general and administrative	(83.7)	(95.8)	(285.5)	(264.1)
Research and development	(11.6)	(10.1)	(32.8)	(30.3)
Total operating expenses	(95.3)	(105.9)	(318.3)	(294.4)
Operating income	41.9	50.1	117.1	140.7
Other income/(expense), net	4.8	(0.9)	11.2	(0.2)
Interest income/(expense), net	0.8	(0.3)	0.8	(1.1)
Income before income tax expense	47.5	48.9	129.1	139.4
Income tax expense	(8.3)	(10.2)	(27.8)	(31.9)
Net income	$39.2	$38.7	$101.3	$107.5
Earnings per share:
Basic	$1.58	$1.56	$4.08	$4.34
Diluted	$1.57	$1.55	$4.05	$4.30
Weighted average shares outstanding (in thousands):
Basic	24,866	24,786	24,845	24,794
Diluted	25,006	24,965	25,000	24,976

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$39.2	$38.7	$101.3	107.5
Other comprehensive income/(loss):
Changes in cumulative translation adjustment, net of tax of $0.5 million, $1.0 million, $(0.2) million and $2.2 million, respectively	(7.9)	(16.4)	(1.8)	(37.1)
Amortization of prior service cost, net of tax of $(0.1) million, $0.0 million, $(0.1) million and $(0.1) million, respectively	0.1	0.1	0.3	0.3
Amortization of actuarial net losses/(gains), net of tax of $0.2 million, $0.0 million, $0.4 million and $0.0 million, respectively	(0.4)	0.1	(1.2)	0.4
Total other comprehensive income/(loss)	(8.2)	(16.2)	(2.7)	(36.4)
Total comprehensive income	$31.0	$22.5	$98.6	$71.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$207.2	$147.1
Trade and other accounts receivable (less allowances of $7.8 million and $7.7 million respectively)	305.2	334.6
Inventories (less allowances of $27.4 million and $27.1 million respectively):
Finished goods	234.0	259.3
Raw materials	97.5	113.8
Total inventories	331.5	373.1
Prepaid expenses	7.7	14.1
Prepaid income taxes	10.7	3.3
Other current assets	1.4	0.4
Total current assets	863.7	872.6
Net property, plant and equipment	244.6	220.9
Operating lease right-of-use assets	42.5	45.3
Goodwill	357.9	358.8
Other intangible assets	47.8	45.0
Deferred tax assets	5.9	5.9
Pension asset	49.7	48.1
Other non-current assets	6.5	7.1
Total assets	$1,618.6	$1,603.7

Liabilities and Equity
Current liabilities:
Accounts payable	$146.1	$165.3
Accrued liabilities	165.1	202.9
Current portion of operating lease liabilities	13.1	13.9
Current portion of plant closure provisions	4.7	5.3
Current portion of accrued income taxes	15.2	18.4
Total current liabilities	344.2	405.8
Operating lease liabilities, net of current portion	29.4	31.4
Plant closure provisions, net of current portion	51.1	51.9
Accrued income taxes, net of current portion	11.6	21.0
Unrecognized tax benefits	14.1	13.4
Deferred tax liabilities	26.4	26.2
Pension liabilities and post-employment benefits	12.2	12.2
Other non-current liabilities	1.5	1.4
Total liabilities	490.5	563.3
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	358.9	354.1
Treasury stock (4,687,975 and 4,788,966 shares at cost, respectively)	(94.2)	(95.4)
Retained earnings	1,008.3	924.2
Accumulated other comprehensive loss	(147.9)	(145.2)
Total Innospec stockholders’ equity	1,125.4	1,038.0
Non-controlling interest	2.7	2.4
Total equity	1,128.1	1,040.4
Total liabilities and equity	$1,618.6	$1,603.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net income	$101.3	$107.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.1	30.9
Deferred taxes	0.5	0.6
Non-cash movements on defined benefit pension plans	(2.5)	(1.9)
Stock option compensation	5.9	4.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	29.5	(70.1)
Inventories	42.0	(112.6)
Prepaid expenses	6.5	11.2
Accounts payable and accrued liabilities	(57.2)	38.9
Plant closure provisions	(1.2)	0.3
Accrued income taxes	(20.2)	(4.0)
Unrecognized tax benefits	0.7	—
Other assets and liabilities	0.5	(2.2)
Net cash provided by/(used in) operating activities	134.9	3.3
Cash Flows from Investing Activities
Capital expenditures	(45.2)	(27.1)
Internally developed software	(10.8)	—
Proceeds on disposal of property, plant and equipment	—	0.1
Net cash used in investing activities	(56.0)	(27.0)
Cash Flows from Financing Activities
Non-controlling interest	0.3	1.9
Proceeds from revolving credit facility	—	—
Repayments of revolving credit facility	—	—
Repayments of finance leases	—	(0.1)
Refinancing costs	(1.4)	—
Dividend paid	(17.2)	(15.6)
Issue of treasury stock	0.7	2.1
Repurchase of common stock	(1.0)	(5.0)
Net cash used in financing activities	(18.6)	(16.7)
Effect of foreign currency exchange rate changes on cash	(0.2)	(0.9)
Net change in cash and cash equivalents	60.1	(41.3)
Cash and cash equivalents at beginning of period	147.1	141.8
Cash and cash equivalents at end of period	$207.2	$100.5

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				101.3			101.3
Dividend paid ($0.69 per share)				(17.2)			(17.2)
Changes in cumulative translation adjustment, net of tax					(1.8)		(1.8)
Share of net income						0.3	0.3
Treasury stock reissued		(1.1)	2.2				1.1
Treasury stock repurchased			(1.0)				(1.0)
Stock option compensation		5.9					5.9
Amortization of prior service cost, net of tax					0.3		0.3
Amortization of actuarial net gains, net of tax					(1.2)		(1.2)
Balance at September 30, 2023	$0.3	$358.9	$(94.2)	$1,008.3	$(147.9)	$2.7	$1,128.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				107.5			107.5
Dividend paid ($0.63 per share)				(15.6)			(15.6)
Changes in cumulative translation adjustment, net of tax					(37.1)		(37.1)
Non-controlling interest						1.8	1.8
Share of net income						0.1	0.1
Treasury stock reissued		0.8	1.0				1.8
Treasury stock repurchased			(5.0)				(5.0)
Stock option compensation		4.7					4.7
Amortization of prior service cost, net of tax					0.3		0.3
Amortization of actuarial net losses, net of tax					0.4		0.4
Balance at September 30, 2022	$0.3	$352.2	$(94.6)	$914.8	$(83.3)	$2.5	$1,091.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2023	$0.3	$356.7	$(94.2)	$969.1	$(139.7)	$2.6	$1,094.8
Net income				39.2			39.2
Changes in cumulative translation adjustment, net of tax					(7.9)		(7.9)
Share of net income						0.1	0.1
Treasury stock reissued		0.2	0.1				0.3
Treasury stock repurchased			(0.1)				(0.1)
Stock option compensation		2.0					2.0
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net gains, net of tax					(0.4)		(0.4)
Balance at September 30, 2023	$0.3	$358.9	$(94.2)	$1,008.3	$(147.9)	$2.7	$1,128.1

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2022	$0.3	$350.9	$(92.3)	$876.1	$(67.1)	$0.7	$1,068.6
Net income				38.7			38.7
Changes in cumulative translation adjustment, net of tax					(16.4)		(16.4)
Non-controlling interest						1.8	1.8
Treasury stock reissued		(0.2)					(0.2)
Treasury stock repurchased			(2.3)				(2.3)
Stock option compensation		1.5					1.5
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					0.1		0.1
Balance at September 30, 2022	$0.3	$352.2	$(94.6)	$914.8	$(83.3)	$2.5	$1,091.9

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Sales:
Personal Care	$97.0	$102.4	$263.8	$311.1
Home Care	22.3	22.6	65.7	72.3
Other	25.9	34.7	94.9	112.4
Performance Chemicals	145.2	159.7	424.4	495.8
Refinery and Performance	126.0	133.2	394.6	405.5
Other	43.3	45.5	119.2	141.4
Fuel Specialties	169.3	178.7	513.8	546.9
Oilfield Services	149.6	174.6	515.9	410.3
	$464.1	$513.0	$1,454.1	$1,453.0
Operating income/(loss):
Performance Chemicals	$16.9	$25.4	$36.5	$79.5
Fuel Specialties	27.6	27.9	77.1	94.9
Oilfield Services	16.4	14.2	60.3	21.2
Corporate costs	(19.0)	(17.4)	(56.8)	(54.9)
Total operating income	$41.9	$50.1	$117.1	$140.7

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (in millions):
Net income available to common stockholders	$39.2	$38.7	$101.3	$107.5
Denominator (in thousands):
Weighted average common shares outstanding	24,866	24,786	24,845	24,794
Dilutive effect of stock options and awards	140	179	155	182
Denominator for diluted earnings per share	25,006	24,965	25,000	24,976
Net income per share, basic:	$1.58	$1.56	$4.08	$4.34
Net income per share, diluted:	$1.57	$1.55	$4.05	$4.30

In the three and nine months ended September 30, 2023, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 21,950 and 29,293, respectively (three and nine months ended September 30, 2022 – 109,377 and 54,522, respectively).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	Gross Cost
Opening balance at January 1, 2023	$358.8
Exchange effect	(0.9)
Closing balance at September 30, 2023	$357.9

The exchange effect for the nine months ended September 30, 2023 was $0.9 million relating to our Performance Chemicals segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2023
Gross cost at January 1	$291.1
Additions	10.8
Exchange effect	(0.3)
Gross cost at September 30	301.6
Accumulated amortization at January 1	(246.1)
Amortization expense	(8.0)
Exchange effect	0.3
Accumulated amortization at September 30	(253.8)
Net book amount at September 30	$47.8

The amortization expense for the nine months ended September 30, 2023 was $8.0 million (nine months ended September 30, 2022 – $11.4 million).

In 2023, we capitalized $10.8 million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development.

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

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$(0.9)	$(0.6)	$(2.7)	$(1.8)
Interest cost on projected benefit obligation	(5.1)	(2.4)	(15.0)	(7.8)
Expected return on plan assets	6.5	3.8	19.0	12.3
Amortization of prior service cost	(0.2)	(0.1)	(0.4)	(0.4)
Amortization of actuarial net gains/(losses)	0.6	(0.1)	1.6	(0.4)
Net periodic benefit	$0.9	$0.6	$2.5	$1.9

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net losses are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at September 30, 2023, we have recorded a liability of $3.9 million (December 31, 2022 – $4.1 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2023	$10.2	$3.2	$13.4
Net change for tax positions of prior periods	—	0.7	0.7
Closing balance at September 30, 2023	10.2	3.9	14.1
Current	—	—	—
Non-current	$10.2	$3.9	$14.1

All of the $14.1 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company has determined that additional tax and interest totaling $1.1 million may arise as a result of the ongoing review. This includes an increase in interest accrued of $0.1 million recorded in the nine months to September 30, 2023.

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

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $9.8 million may arise in relation to this item. This includes an increase in interest accrued of $0.6 million in the nine months to September 30, 2023.

Aside from certain tax returns that are closed after completion of a U.S. Internal Revenue Service (“IRS”) audit, the Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of year 2017 and for years 2019 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2018 onwards), Germany (2018 onwards), and the U.K. (2017 onwards).

NOTE 8 – LONG-TERM DEBT

As at September 30, 2023, and December 31, 2022, the Company had not drawn down on its revolving credit facility.

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

As at September 30, 2023, the deferred finance costs of $1.3 million (December 31, 2022 - $0.6 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

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

Movements in the provisions are summarized as follows:

(in millions)	2023
Total at January 1	$57.2
Charge for the period	2.7
Utilized in the period	(3.9)
Exchange effect	(0.2)
Total at September 30	55.8
Due within one year	(4.7)
Due after one year	$51.1

The charge for the nine months ended September 30, 2023 was $2.7 million (nine months ended September 30, 2022 – $2.7 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Non-derivatives:
Cash and cash equivalents	$207.2	$207.2	$147.1	$147.1
Derivatives (Level 1 measurement):
Other current and non-current assets:
Foreign currency forward exchange contracts	1.0	1.0	—	—
Emissions Trading Scheme credits	3.2	3.2	2.7	2.7
Liabilities
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	—	—	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Stock equivalent units	17.4	17.4	26.4	26.4

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2023, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2023 was a loss of $1.2 million (first nine months of 2022 – a gain of $6.5 million). The gain or loss has been recorded in other income or expense.

NOTE 12 – CONTINGENCIES

Legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, and employee and product liability claims.

As previously reported in the first and second quarters of 2023, we have lodged a civil and criminal legal claim related to a misappropriation of inventory and other losses incurred in Brazil. There is also an ongoing insurance claim related to the misappropriation of inventory element of the matter. Consistent with our accounting treatment in the first and second quarters, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2023, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $6.0 million (December 31, 2022 - $7.0 million). The remaining terms of the fixed maturity guarantees are up to 9 years, with some further guarantees having no fixed expiry date.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The compensation cost recorded for stock options for the three months ended September 30, 2023 and 2022 was $2.0 million and $1.5 million, respectively. The compensation cost recorded for stock equivalent units for the three months ended September 30, 2023 and 2022 was $2.0 million and $1.8 million, respectively.

The compensation cost recorded for stock options for the first nine months of 2023 and 2022 was $5.9 million and $4.7 million, respectively. The compensation cost recorded for stock equivalent units for the first nine months of 2023 and 2022 was $7.1 million and $15.9 million, respectively.

The following table summarizes the transactions of the Company’s share-based compensation plans for the nine months ended September 30, 2023.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	757,040	$69.0
Granted	159,322	$94.3
Vested	(208,803)	$66.3
Forfeited	(50,911)	$77.1
Nonvested at September 30, 2023	656,648	$75.1

New grants in the quarter have similar vesting conditions to those granted in previous periods. The valuation methodologies of the new grants are consistent with previous periods.

As of September 30, 2023, there was $23.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first nine months of 2023 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.4	See (1) below
Amortization of actuarial net gains	(1.6)	See (1) below
	(1.2)	Total before tax
	0.3	Income tax expense
Total reclassifications	$(0.9)	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first nine months of 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income before reclassifications	—	(1.8)	(1.8)
Amounts reclassified from AOCL	(0.9)	—	(0.9)
Total other comprehensive income/(loss)	(0.9)	(1.8)	(2.7)
Balance at September 30, 2023	$(59.3)	$(88.6)	$(147.9)

Reclassifications out of AOCL for the first nine months of 2022 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.4	See (1) below
Amortization of actuarial net losses	0.4	See (1) below
	0.8	Total before tax
	(0.1)	Income tax expense
Total reclassifications	$0.7	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first nine months of 2022, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)
Other comprehensive income before reclassifications	—	(37.1)	(37.1)
Amounts reclassified from AOCL	0.7	—	0.7
Total other comprehensive income/(loss)	0.7	(37.1)	(36.4)
Balance at September 30, 2022	$11.4	$(94.7)	$(83.3)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-06, Disclosure Improvements. This guidance covers a number of disclosure improvements intended to align with the SEC's disclosure update and simplification initiative. The effective dates for any required changes to the specified disclosures are aligned with the timing of changes to the relevant SEC regulations. The Company does not expect the new standard to have a material impact on the Company’s consolidated financial statements, including its accounting policies, processes and systems.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In the first nine months of 2023 the Company purchased product from AdvanSix for $0.3 million (first nine months of 2022 – $0.4 million). As at September 30, 2023, the Company owed $0.0 million to AdvanSix (December 31, 2022 – $0.0 million).

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first nine months of 2023 the Company incurred fees from SGR of $0.2 million (first nine months of 2022 – $0.2 million). As at September 30, 2023, the Company owed $0.0 million to SGR (December 31, 2022 – $0.0 million).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first nine months of 2023 for a value of $0.1 million (first nine months of 2022 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2023, EMR owed $0.0 million for scrap metal purchased from the Company (December 31, 2022 – $0.0 million).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2023

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales:
Performance Chemicals	$145.2	$159.7	$424.4	$495.8
Fuel Specialties	169.3	178.7	513.8	546.9
Oilfield Services	149.6	174.6	515.9	410.3
	$464.1	$513.0	$1,454.1	$1,453.0
Gross profit:
Performance Chemicals	$30.3	$39.1	$76.4	$123.5
Fuel Specialties	53.0	53.4	155.2	171.0
Oilfield Services	53.9	63.5	203.8	140.6
	$137.2	$156.0	$435.4	$435.1
Operating income/(loss):
Performance Chemicals	$16.9	$25.4	$36.5	$79.5
Fuel Specialties	27.6	27.9	77.1	94.9
Oilfield Services	16.4	14.2	60.3	21.2
Corporate costs	(19.0)	(17.4)	(56.8)	(54.9)
Total operating income	$41.9	$50.1	$117.1	$140.7

Three Months Ended September 30, 2023

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended September 30, 2023 and the three months ended September 30, 2022:

	Three Months Ended September 30,
(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$145.2	$159.7	$(14.5)	(9)%
Fuel Specialties	169.3	178.7	(9.4)	(5)%
Oilfield Services	149.6	174.6	(25.0)	(14)%
	$464.1	$513.0	$(48.9)	(10)%
Gross profit:
Performance Chemicals	$30.3	$39.1	$(8.8)	(23)%
Fuel Specialties	53.0	53.4	(0.4)	(1)%
Oilfield Services	53.9	63.5	(9.6)	(15)%
	$137.2	$156.0	$(18.8)	(12)%
Gross margin (%):
Performance Chemicals	20.9	24.5	(3.6)
Fuel Specialties	31.3	29.9	1.4
Oilfield Services	36.0	36.4	(0.4)
Aggregate	29.6	30.4	(0.8)
Operating expenses:
Performance Chemicals	$(13.4)	$(13.7)	$0.3	(2)%
Fuel Specialties	(25.4)	(25.5)	0.1	(0)%
Oilfield Services	(37.5)	(49.3)	11.8	(24)%
Corporate costs	(19.0)	(17.4)	(1.6)	9%
	$(95.3)	$(105.9)	$10.6	(10)%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2023
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+11	+5	-16	+7
Price and product mix	-22	-17	-9	-19
Exchange rates	-	+6	+2	+3
	-11	-6	-23	-9

Higher sales volumes for the Americas and EMEA was due to increased demand from consumers, while ASPAC suffered from weaker demand. All our regions were negatively impacted by an adverse price and product mix primarily due to an adverse sales mix with the greater proportion of sales from lower priced products.

Gross margin: the year over year decrease of 3.6 percentage points was due to an adverse sales mix from reduced sales of higher margin products and the adverse impact of reduced manufacturing efficiency resulting from lower production volumes.

Operating expenses: decreased $0.3 million year over year, due to lower acquired intangibles amortization following the end of the expected life of the assets together with lower performance related remuneration accruals, being partly offset by higher research and development expenditure.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2023
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-3	-11	-5	+20	-4
Price and product mix	-3	-2	-9	-6	-4
Exchange rates	-	+8	+2	-	+3
	-6	-5	-12	+14	-5

Sales volumes in all our regions have decreased year over year due to a reduction in the sales of lower margin higher volume products. Price and product mix was adverse, with a favorable sales mix being offset by lower pricing. AvGas volumes were higher than the prior year due to variations in the demand from customers, being partly offset by an adverse price and product mix with a higher proportion of sales to lower margin customers.

Gross margin: the year over year increase of 1.4 percentage points was driven by an improved sales mix from increased sales of higher margin products, partially offset by the continued impact of raw material and other inflationary pressures.

Operating expenses: the year over year decrease of $0.1 million was primarily due to lower provisions for doubtful debts and lower performance related remuneration accruals, being partly offset by higher research and development expenditure.

Oilfield Services

Net sales: have decreased year over year by $25.0 million, or 14 percent, with the majority of our customer activity concentrated in the Americas region. We believe that customer demand remains strong despite operating income growth beginning to moderate as we expected for the second half of the year. We remain on track for significant full year growth in 2023.

Gross margin: the year over year decrease of 0.4 percentage points was due to an unfavorable sales mix when compared to a strong prior year comparative.

Operating expenses: the year over year decrease of $11.8 million was driven by the lower customer service costs and commissions related to the lower demand from certain customers.

Other Income Statement Captions

Corporate costs: the year over year increase of $1.6 million was due to one-off acquisition related costs together with revaluation charges relating to our United Kingdom Emission Trading Scheme credits driven by the open market pricing.

Other net income/(expense): for the third quarter of 2023 and 2022, included the following:

(in millions)	2023	2022	Change
Net pension credit	$1.8	$1.2	0.6
Foreign exchange gains/(losses) on translation	2.6	(6.2)	8.8
Foreign currency forward contracts gains/(losses)	0.4	4.1	(3.7)
	$4.8	$(0.9)	$5.7

Interest income/(expense), net: was income of $0.8 million in the third quarter of 2023 compared to an expense of $0.3 million in the third quarter of 2022, driven by the higher interest income being earned in 2023 for our increasing cash balances.

Income taxes: the effective tax rate was 17.5% and 20.9% in the third quarter of 2023 and 2022, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 17.6% in 2023 compared with 20.1% in 2022. The 2.5% decrease in the adjusted effective rate was primarily due to foreign currency fluctuations arising in the Company's non-U.S. operations and a lower proportion of the Company’s profits being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended September 30,
(in millions)	2023	2022
Income before income taxes	$47.5	$48.9
Indemnification asset regarding tax audit	0.1	0.2
Adjustment for stock compensation	2.0	1.5
Acquisition costs	0.3	—
Legacy costs of closed operations	0.7	0.7
Adjusted income before income taxes	$50.6	$51.3
Income taxes	$8.3	$10.2
Tax on stock compensation	0.2	—
Adjustment of income tax provision	0.1	—
Tax on acquisition costs	0.1	—
Tax on legacy cost of closed operations	0.2	0.1
Adjusted income taxes	$8.9	$10.3
GAAP effective tax rate	17.5%	20.9%
Adjusted effective tax rate	17.6%	20.1%

Nine Months Ended September 30, 2023

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the nine months ended September 30, 2023 and the nine months ended September 30, 2022:

	Nine Months Ended September 30,
(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$424.4	$495.8	$(71.4)	(14)%
Fuel Specialties	513.8	546.9	(33.1)	(6)%
Oilfield Services	515.9	410.3	105.6	26%
	$1,454.1	$1,453.0	$1.1	0%
Gross profit:
Performance Chemicals	$76.4	$123.5	$(47.1)	(38)%
Fuel Specialties	155.2	171.0	(15.8)	(9)%
Oilfield Services	203.8	140.6	63.2	45%
	$435.4	$435.1	$0.3	0%
Gross margin (%):
Performance Chemicals	18.0	24.9	(6.9)
Fuel Specialties	30.2	31.3	(1.1)
Oilfield Services	39.5	34.3	5.2
Aggregate	29.9	29.9	0.0
Operating expenses:
Performance Chemicals	$(39.9)	$(44.0)	$4.1	(9)%
Fuel Specialties	(78.1)	(76.1)	(2.0)	3%
Oilfield Services	(143.5)	(119.4)	(24.1)	20%
Corporate costs	(56.8)	(54.9)	(1.9)	3%
	$(318.3)	$(294.4)	$(23.9)	8%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2023
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-11	-3	-21	-8
Price and product mix	-10	-5	+3	-6
Exchange rates	-	-	-	-
	-21	-8	-18	-14

Lower sales volumes for all our regions were primarily driven by reduced demand for our personal care products resulting from cautious consumer demand together with the impact of destocking by our customers. The Americas and EMEA were impacted by an adverse price and product mix due to a higher proportion of lower priced products being sold. ASPAC benefited from a favorable price and product mix due to a higher proportion of higher priced products being sold.

Gross margin: the year over year decrease of 6.9 percentage points was due to an adverse sales mix from reduced sales of higher margin products and the adverse impact of reduced manufacturing efficiency resulting from lower production volumes.

Operating expenses: decreased $4.1 million year over year, due to lower selling expenses including commissions, lower performance-related remuneration accruals and lower acquired intangibles amortization following the end of the expected life of the assets.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2023
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-14	-15	-22	+6	-14
Price and product mix	+9	+10	+6	-12	+8
Exchange rates	-	-	-	-	-
	-5	-5	-16	-6	-6

Sales volumes in all our regions have decreased year over year, primarily due to a reduction in the sales of lower margin higher volume products. Price and product mix was favorable in all our regions due to an increased proportion of higher margin products being sold. AvGas volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix due to a higher proportion of sales to lower margin customers.

Gross margin: the year over year decrease of 1.1 percentage points was primarily due to the impact of the Brazil inventory misappropriation and the ending of that trading relationship, being partly offset by a favorable sales mix from increased sales of higher margin products.

Operating expenses: the year over year increase of $2.0 million includes higher provisions for doubtful debts related to the ending of the Brazilian trading relationship, being partly offset by lower performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $105.6 million, or 26 percent, with the majority of our customer activity concentrated in the Americas region. We believe that customer demand remains strong despite operating income growth beginning to moderate as expected for the second half of the year, and we remain on track for significant full year growth in 2023.

Gross margin: the year over year increase of 5.2 percentage points was due to a favorable sales mix and the benefit of improved pricing.

Operating expenses: the year over year increase of $24.1 million was driven by higher customer service costs which are necessary to support the increase in demand with certain customers, together with higher performance related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $1.9 million was primarily due to one-off acquisition related costs.

Other net income/(expense): for the first nine months of 2023 and 2022, included the following:

(in millions)	2023	2022	Change
Net pension credit	$5.2	$3.7	$1.5
Foreign exchange gains/(losses) on translation	7.2	(10.4)	17.6
Foreign currency forward contracts gains/(losses)	(1.2)	6.5	(7.7)
	$11.2	$(0.2)	$11.4

Interest income/(expense), net: was income of $0.8 million in the first nine months of 2023 compared to an expense of $1.1 million in the first nine months of 2022. Interest income from our cash balances has increased in recent periods due to global increases in central bank interest rates. Interest expenses in the current and the prior year relate to the ongoing commitment fee the Company pays to retain the revolving credit facility during the term of the agreement.

Income taxes: the effective tax rate was 21.5% and 22.9% in the first nine months of 2023 and 2022, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 21.4% in 2023 compared with 22.4% in 2022. The 1.0% decrease in the adjusted effective rate was primarily due to a lower proportion of the Company's profits being generated in higher tax jurisdictions, in addition to foreign currency fluctuations arising in the Company's non-U.S. operations which had a greater positive impact in the third quarter of 2023. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Nine Months Ended September 30,
(in millions)	2023	2022
Income before income taxes	$129.1	$139.4
Indemnification asset regarding tax audit	—	0.4
Adjustment for stock compensation	5.9	4.7
Acquisition costs	1.8	—
Legacy cost of closed operations	2.4	2.6
Adjusted income before income taxes	$139.2	$147.1
Income taxes	$27.8	$31.9
Tax on stock compensation	0.2	0.5
Adjustment of income tax provision	0.7	—
Tax on acquisition costs	0.5	—
Tax on legacy cost of closed operations	0.6	0.5
Adjusted income taxes	$29.8	$32.9
GAAP effective tax rate	21.5%	22.9%
Adjusted effective tax rate	21.4%	22.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first nine months of 2023 our working capital increased by $52.7 million, while our adjusted working capital decreased by $20.4 million. The difference is primarily due to the exclusion of the increases for cash and cash equivalents, together with the changes for prepaid income taxes and the current portion of accrued income taxes.

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

(in millions)	September 30, 2023	December 31, 2022
Total current assets	$863.7	$872.6
Total current liabilities	(344.2)	(405.8)
Working capital	519.5	466.8
Less cash and cash equivalents	(207.2)	(147.1)
Less prepaid income taxes	(10.7)	(3.3)
Less other current assets	(1.4)	(0.4)
Add back current portion of accrued income taxes	15.2	18.4
Add back current portion of plant closure provisions	4.7	5.3
Add back current portion of operating lease liabilities	13.1	13.9
Adjusted working capital	$333.2	$353.6

We had a $29.4 million decrease in trade and other accounts receivable driven by positive cash collections. Days’ sales outstanding decreased in our Performance Chemicals segment from 60 days to 54 days; increased from 54 days to 55 days in our Fuel Specialties segment; and increased from 54 days to 62 days in our Oilfield Services segment.

We had a $41.6 million decrease in inventories, net of a $0.3 million increase in allowances, partially driven by lower production volumes in our Performance Chemicals segment together with the misappropriation of $7.4 million of inventory in Brazil during the first quarter of 2023. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment, despite some easing of the pressures during the year. Days’ sales in inventory decreased in our Performance Chemicals segment from 78 days to 60 days; increased from 138 days to 146 days in our Fuel Specialties segment; and increased from 58 days to 64 days in our Oilfield Services segment.

Prepaid expenses decreased $6.4 million, from $14.1 million to $7.7 million, primarily due to the normal expensing of prepaid invoices.

We had a $57.0 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) decreased in our Performance Chemicals segment from 42 days to 34 days; increased from 45 days to 46 days in our Fuel Specialties segment; and decreased from 54 days to 47 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $134.9 million in the first nine months of 2023 compared to cash outflows of $3.3 million in the first nine months of 2022. The increase in cash generated from operating activities was principally related to decreases in working capital in the first nine months of 2023, compared to increases in working capital in the first nine months of 2022. The increases in 2022 were driven by higher trade receivables linked with revenue growth, together with the need to secure the supply of certain raw materials at that time.

Cash

At September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $207.2 million and $147.1 million, respectively, of which $76.4 million and $76.4 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The increase in cash and cash equivalents of $60.1 million for the first nine months of 2023 was driven by our positive trading cash flow generation, being partly offset by the timing of tax payments, our continued investments in capital projects and the payment of our semi-annual dividend.

Debt

At September 30, 2023, and December 31, 2022, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company entered into a Multicurrency Revolving Facility Agreement with various lenders, providing for a $250,000,000 four-year multicurrency revolving loan facility. The termination date of the facility is May 30, 2027, but the Company has an option to request an extension of the facility for a further year. This agreement replaced the Company’s credit facility agreement dated September 26, 2019. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

The Company’s exposure to market risk has been discussed in the Company’s 2022 Form 10-K and there have been no significant changes since that time.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As previously reported in the first and second quarters of 2023, we have lodged a civil and criminal legal claim related to a misappropriation of inventory and other losses incurred in Brazil. There is also an ongoing insurance claim related to the misappropriation of inventory element of the matter. Consistent with our accounting treatment in the first and second quarters, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

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

During the quarter ended September 30, 2023, the Company did not repurchase any of its common stock.

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

INNOSPEC INC.
Registrant

Date: November 8, 2023	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: November 8, 2023	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer