Form 10-K
period 2023-12-31
INNOSPEC INC.
filed 2024-02-14
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2023) was approximately $1,349 million, based on the closing price of the common shares on the NASDAQ on June 30, 2023. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2024, 24,867,989 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2024 are incorporated by reference into Part III of this Form 10-K.

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

General

Innospec develops, manufactures, blends, markets and supplies a wide range of specialty chemicals to customers in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Our Performance Chemicals business creates innovative technology-based solutions for the personal care, home care, agrochemical, construction, mining and other industrial markets. Our Fuel Specialties business specializes in manufacturing and supplying fuel additives that improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more cost-efficient and environmentally friendly.

Segment Information

The Company reports its financial performance based on three reportable segments which are Performance Chemicals, Fuel Specialties and Oilfield Services.

For financial information about each of our segments, see Note 3 of the Notes to the Consolidated Financial Statements.

Performance Chemicals

Our Performance Chemicals segment provides innovative technology-based solutions for our customers’ processes or products in personal care, home care, agrochemical, construction, mining and other industrial markets.

This segment has grown through acquisitions, together with the organic development and marketing of innovative products in these end-markets.

Our customers in this segment include large multinational companies, manufacturers of personal care and home care products and global mining, agriculture and building products and other industrial companies.

On December 8, 2023, we acquired QGP Química Geral (“QGP”) which we believe will further strengthen our Performance Chemicals segment and add a manufacturing base in South America to compliment all of our end markets.

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

Oilfield Services

Our Oilfield Services segment develops and markets chemical solutions for drilling, completion, production and oil and gas applications.

Our customers in this segment include multinational public and independent exploration & production and oilfield services companies operating principally in the Americas and the Middle East.

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

The purchase of large amounts of certain raw materials across all of our segments can create some variations in working capital requirements, but these are planned and managed by the business.

We do not believe that our terms of sale or purchase differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are oleochemicals and derivatives, cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides. These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene for our operations in Germany, available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline, making it effectively a single source. Ethylene is used as a primary raw material for one of our German operations in products representing approximately 4% of Innospec’s sales.

We use long-term contracts (generally with fixed or formula-based costs) and advance bulk purchases to help ensure availability and continuity of supply, and to manage the risk of cost increases. From time to time, for some raw materials, the risk of cost increases is managed with commodity swaps.

We continue to monitor the situation and adjust our procurement strategies as we deem appropriate. The Company forecasts its raw material requirements substantially in advance and seeks to build long-term relationships and contractual positions with supply partners to safeguard its raw material positions. In addition, the Company operates an extensive risk management program which seeks to source key raw materials from multiple sources and to develop suitable contingency plans.

Intellectual Property

Our intellectual property, including trademarks, patents and licenses, forms a significant part of the Company’s competitive advantage for all of our segments. The Company does not, however, consider its business to be dependent on any one trademark, patent or license.

The Company has a portfolio of trademarks and patents, both granted and in the application stage, covering products and processes in several jurisdictions. The majority of these patents have at least 10 years life remaining.

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

Customers

In 2023, the Company had a significant customer in the Oilfield Services segment which accounted for $265.2 million (13.6%) of our net group sales (2022 - $222.2 million and 11.3%).

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes based on a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service, and regulatory expertise.

Performance Chemicals: Within the Performance Chemicals segment we operate in the personal care, home care, agrochemical, construction, mining and other industrial markets, which are highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

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

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $41.7 million, $38.7 million and $37.4 million in 2023, 2022 and 2021, respectively.

We believe that our proven technical capabilities provide us with a significant competitive advantage. Our Performance Chemicals business has launched significant new mild surfactants, which are well aligned with developing customer needs. In addition, the business has developed further formulations in emollients, silicones and surfactants for the personal care, home care, agrochemical, construction, mining and other industrial markets. Fuel Specialties has continued to innovate, focused on bringing new technologies to market which reduce pollution and improve fuel economy, including detergents and cold flow improvers. In Oilfield Services, new technologies have been introduced to improve the hydrocarbon yield from customers’ operations and to protect assets, including friction modifiers, biocide formulations and additives to improve drilling muds.

Health, Safety and Environmental Matters

We are subject to environmental laws in the countries in which we operate and conduct business. Management believes that the Company is in material compliance with applicable environmental laws and has made the necessary provisions for the continued costs of compliance with environmental laws.

Our principal site giving rise to asset retirement obligations is our Ellesmere Port manufacturing site in the United Kingdom (“U.K.”). There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites. We regularly review the future expected costs of remediation, and the current estimate is reflected in the Consolidated Balance Sheets and Note 13 of the Notes to the Consolidated Financial Statements.

The European Union (“E.U.”) legislation known as the Registration, Evaluation and Authorization of Chemical Substances Regulations (“REACH”) requires most of the substances in the Company’s products to be registered with the European Chemicals Agency (ECHA). Under this legislation the Company has to demonstrate that the substances it uses in its products are safe for use and appropriate for their intended purposes in the E.U.. During this registration and continual evaluation process, the Company incurs expenses to test and register substances it manufactures or imports in the E.U..

Following the end of the Brexit transition process, on January 11, 2021 the U.K. government introduced U.K. REACH with the same registration requirements for substances produced in or imported into the U.K. as the E.U. REACH. Furthermore, globally, similar regulatory regimes to the E.U. and U.K. REACH are also entering into force or are being proposed in several other countries. These registration-based regulatory regimes will result in increasing test expenses and registration fees to ensure Innospec products remain compliant with the appropriate regulations and can continue to be sold in these markets.

Environmental, Social & Governance and Corporate Social Responsibility Reporting

As part of our commitment to being open and transparent about our performance, our latest Responsible Business Report, which is our 2022 Report, was independently assured to assess its adherence to the globally recognized AA1000 Assurance Standard.

The Responsible Business Report, along with further information on our sustainability program and performance is available online in the “Corporate Social Responsibility” section of the Company’s website at https://innospecsustainability.com. Such information does not constitute part of, and is not incorporated by reference into this Annual Report on Form 10-K.

Employees and Human Capital Management

The Company had approximately 2,400 employees in 22 countries as at December 31, 2023.

Human capital management is critical to Innospec’s ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development.

An effective approach to human capital management requires that we invest in talent development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential.

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

Employee Engagement

Attracting Talent: We believe our hardworking team of employees is our greatest asset. We employ approximately 2,400 people across 22 countries, and we believe that the skills, commitment and enthusiasm of our employees helps us to deliver long-term growth for investors.

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

Senior Leadership Communications and Transparency: We actively seek opportunities for regular engagement and communication by our CEO, CFO and other senior executives with our broader employee population. Communications are through a variety of means including written communications, webcasts and conference calls. For example, we hold a CEO/CFO Call at least once a year, during which the CEO and CFO discuss current issues and developments in the business, including a Q&A session answering questions raised by employees. The CEO/CFO Call is accessible to all employees across the Company. In addition to the CEO/CFO Calls, each financial quarter, following the quarterly financial results announcement, the CEO and CFO provide a written review of the financial results to all employees.

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

• No one gets hurt

• We do not annoy our neighbors

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

The Company routinely posts important information for investors on its website (under Investor Relations). The Company uses this website as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD (“Fair Disclosure”). Accordingly, investors should monitor the Investor Relations portion of the Company’s website, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

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

The level of inflation and energy costs may result in an adverse impact to the group’s results from employee wages and other costs of operations of our manufacturing sites.

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

Our business and operations have been, and may in the future be, adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19.

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

Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which COVID-19 or other pandemics will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include ongoing spread of the virus, disease severity, outbreak duration, extent of any reoccurrence of the COVID-19 or any evolutions or mutations of the virus, and availability, administration and effectiveness of vaccines and development of therapeutic treatments that can restore consumer and business economic confidence.

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

We rely on information technology systems to transact our business. Like other global companies, we and our third-party service providers have, from time to time, been and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including, but not limited to, physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations including by state actors, terrorists or organized crime. Also, like other global companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combating these security threats. The frequency and sophistication of such threats continue to increase, with malicious actors frequently changing tactics and techniques. These threats often become further heightened in connection with geopolitical tensions.

The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cyber security risks. The proliferation of third-party financial data aggregators and emerging technologies, including our use of automation, artificial intelligence and robotics, increase our cyber security risks and exposure. Artificial intelligence capabilities may be used to identify vulnerabilities and craft increasingly sophisticated cyber security attacks. Vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers.

Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and breaches of our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Our systems, processes, software and network and those of our third-party service providers may be vulnerable to internal or external security breaches, computer viruses, malware or other malicious code or cyber-attacks, catastrophic events, power interruptions, hardware failures, fire, natural disasters, human error, system failures and disruptions, and other events that could have security consequences. An information technology failure or disruption could prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. Our information technology costs may increase to ensure the appropriate level of cyber security as we continuously adapt to the changing technological environment.

While we have limited insurance coverage in place that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to certain limitations and may not be applicable to a particular incident or otherwise be sufficient to cover all of our losses beyond any coverage limitations. Furthermore, a significant or protracted information technology system failure may result in a material adverse effect on our results of operations, financial position and cash flows.

Decline in our AvGas business.

The sales of our AvGas product line for use in aviation fuel are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. The U.S. Federal Aviation Administration (“FAA”) program (Piston Aviation Fuels Initiative) has been established to identify a replacement fuel, and candidate fuels are at an early pre-screening stage. In 2022, the FAA created a new team named Eliminate Aviation Gasoline Lead Emissions (“EAGLE”). This is a government-industry partnership that also encompasses fuel producers and distributors, airport operators, communities that support general aviation airports, and environmental experts. The most significant announcement impacting the Company is the stated aim of EAGLE to eliminate lead emissions from general aviation by the end of 2030. There are also regulatory projects underway for the E.U., which are considering the phase out of leaded fuel for the aviation industry earlier than the FAA timetable.

While we expect that at some point in the future a replacement fuel will be identified, trialed and supplied to the industry, there is no currently available alternative. If a suitable product is identified and the use of leaded fuel is prohibited in piston aviation, the Company’s future operating income and cash flows from operating activities would be adversely impacted.

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

Due to our global operations, we are subject to many laws governing international commercial activity, conduct and relations, including, but not limited to, those that prohibit improper payments to government officials, restrict where and with whom we can do business and limit the products, software and technology that we can supply to certain countries and customers. These laws include, but are not limited to, the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, sanctions and assets control programs administered by the U.S. Department of the Treasury and/or the E.U. from time to time, and the U.S. export control laws such as the regulations under the U.S. Export Administration Act, as well as similar laws and regulations in other countries relevant to our business operations. Violations of any of these laws or regulations, which are often complex in their application, may result in criminal or civil penalties that could have a material adverse effect on our results of operations, financial position and cash flows.

Our U.K. defined benefit pension plan could adversely impact our financial condition, results of operations and cash flows.

Movements in the underlying plan asset value and Projected Benefit Obligation (“PBO”) of our U.K. defined benefit pension plan (“UK Plan”) are dependent on our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension credit recognized in the income statement.

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

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where Innospec does business, including the U.K., have enacted legislation implementing Pillar Two Rules which are effective from January 1, 2024. We are continuing to evaluate the Pillar Two Rules and their potential impact on future periods, though we do not expect the Pillar Two Rules to have a material impact on the Company’s effective tax rate.

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

We may be exposed to certain regulatory and financial risks related to climate change.

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

Key Third-Party Relationships

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

Approximately 45% of our common stock is held by four stockholders. A decision by any of these, or other substantial, stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price. This could in turn adversely impact our ability to access equity markets, which could adversely impact our results of operations, financial position and cash flows.

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

Item 1B Unresolved Staff Comments

None.

Item 1C Cyber Security

Risk Management & Strategy

Innospec has strategically integrated cyber security risk management into its broader risk management framework to promote a company-wide culture of cyber security risk management. This integration ensures that cyber security considerations are an integral part of our decision-making processes at every level. For example, training on cyber security risks was required of all Innospec directors and employees who have access to our information technology resources. Our risk management team works closely with our Information Technology (“IT”) leadership to continuously evaluate and address cyber security risks in alignment with our business objectives and operational needs.

Innospec’s IT leadership team is responsible for assessing, identifying and managing the inherent and residual risks associated with cyber security threats across our IT and Operational Technology landscape. IT leadership periodically reviews the Company’s external threats, portfolio, and external services, and will update its risk register accordingly.

IT leadership will, when required by either executive management or the Board, engage third-party reviews of our overall cyber security compliance using The National Institute of Technology (“NIST”) framework. IT leadership will also periodically engage specialist security contractors to test the

Company’s resilience to cyber security threats, conduct penetration testing and vulnerability assessments across its assets and request additional investment where necessary to further improve our cyber security.

Innospec utilizes an external service to provide ongoing analysis of the security related to our critical third-party service providers for IT operations and business IT services. Innospec will use the information provided by this external service as part of its IT vendor selection criteria and for ongoing third-party risk management.

Innospec’s cyber security is underpinned by a third-party specialist that monitors critical systems and end-user devices for cyber-attacks. In the first instance, cyber-attacks are brought to the attention of the IT leadership for evaluation and remediation before further escalation to the CEO and CFO is considered.

Periodically, our systems are subject to targeted attacks which are intended to interrupt our operations or may lead to the loss, misuse or theft of personal information relating to our employees, suppliers and customers or lead to the loss of Company data, confidential information or our intellectual property.

Governance

Innospec’s Board and its committees provide oversight of the Company’s IT, including cyber security, in connection with the Company’s efforts to assess and manage the Company’s risk exposure. Oversight of risk management, including cyber security risk management is an integral part of Board and committee deliberations throughout the year. Since 2019, the Board has retained NCC Group (“NCC”) to perform cyber security reviews. NCC reports its findings directly to the Board. In addition, in early 2020 the Audit Committee retained Deloitte to lead a series of information technology risk evaluations. The evaluation resulted in a three-year audit plan covering Cyber Security, Legacy IT and IT Strategy. The audit plan was approved by the Audit Committee.

Innospec’s Board has delegated responsibility for the management of the Company’s IT to the Company's IT steering committee via the CEO and CFO. The IT steering committee is made up of executive management, business leaders from our reporting segments, the functional heads responsible for our operating systems, IT leadership and is chaired by our Global IT Director. The Company considers that the IT steering committee members have the appropriate qualifications and experience required to enable them to fulfill their responsibilities. The IT steering committee may, as per its agreed terms of reference, escalate any matter it wishes to the Board via either the CEO or CFO.

IT leadership is made up of senior managers with the appropriate qualifications and business experience required for their roles across Innospec’s IT operations. The Company considers that the IT leadership team is sufficiently experienced and qualified in its role of assessing and managing cyber security risks across the business. IT leadership formally reports through the CEO and CFO to the Board.

Innospec’s CEO and CFO are involved with and approve the Company’s strategy for managing the prevention, detection, mitigation and remediation of cyber security incidents as part of its “IT Security Management System” which includes defined escalation and internal communications processes and responsibilities.

IT leadership will, as required, present to the IT steering committee, information regarding any IT risks identified and the mitigation plans to reduce the Company’s residual risks. The IT steering committee will be regularly updated as to the occurrence, mitigation and resolution of cyber security incidents. Any cyber security incident that is considered significant in nature will be shared by IT leadership with the IT steering committee in accordance with the agreed communication and escalation processes. The IT steering committee will assess the incident and make a recommendation to the CEO and CFO as to whether the incident is reportable to the SEC and/or other regulators or stakeholders.

In the last three fiscal years, management has determined there were no cyber security threats that have materially affected Innospec and that the expenses incurred relating to cyber incidents have been immaterial. The Company is not aware of any threats that are reasonably likely to materially affect its business strategy, results of operations or financial condition for the foreseeable future.

IT leadership provides a written report to the Board each quarter and the Global IT Director presents in person at least annually. Those reports and presentations include information on Innospec’s cyber security and the related key performance indicators. IT leadership also provides external threat analysis to the Board when new relevant threats are identified as being exploitable and their potential impact on Innospec.

Item 2 Properties

General

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties	Corporate Headquarters/ Business Teams/ Sales/Administration

Newark, Delaware (1)	Fuel Specialties	Research & Development

Herne, Germany	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals	European Headquarters/ Business Teams/ Sales/Manufacturing/Administration/ Research & Development/ Fuel Technology Center

Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Shanghai, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Singapore, Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters/ Business Teams/ Sales/Administration

Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Rio de Janeiro, Brazil (1)	Fuel Specialties, Performance Chemicals and Oilfield Services	Sales/Administration

São Paulo, Brazil	Performance Chemicals	Manufacturing/Administration/ Research & Development

High Point, North Carolina	Performance Chemicals	Manufacturing/Administration/ Research & Development

Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration/ Research & Development

Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration

Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development

Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development

Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development

Location	Reporting Segment	Operations

Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration

Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration

Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration

Sugar Land, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

Williston, North Dakota	Oilfield Services	Sales/Warehouse

Casper, Wyoming (1)	Oilfield Services	Warehouse

Al-Khobar, Kingdom of Saudi Arabia (1)	Oilfield Services	Sales/Warehouse/Administration

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

As previously reported in the first quarter of 2023, we lodged a civil and criminal legal claim and insurance claim related to a misappropriation of inventory in Brazil and as a consequence we have written-off $7.4 million of our inventory to cost of goods sold in our Consolidated Financial Statements. In the second quarter of 2023, we incurred additional charges of $8.0 million as we exited the Brazilian trading relationship associated with the inventory misappropriation. The costs incurred in the second quarter of 2023 include $5.0 million to cost of goods sold and $3.0 million to selling, general and administration costs. A corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

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

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 6, 2024, there were 653 registered holders of the common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2023.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities in the quarter ended December 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 through October 31, 2023	900	$95.95	900	$43.6 million
November 1, 2023 through November 30, 2023	447	$100.61	—	$43.6 million
Total	1,347	$97.50	900	$43.6 million

During the quarter ended December 31, 2023, the Company purchased its common stock as part of a share repurchase program announced on February 15, 2022. The repurchase program allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on February 16, 2022.

The company also repurchased its common stock in connection with the exercising of stock options by employees.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, the S&P 500 Index, the S&P 1500 Specialty Chemicals Index and the Russell 2000 index since December 31, 2018, assuming a $100 investment and the re-investment of any dividends thereafter. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Innospec Inc. vs S&P 500, S&P 1500 Specialty Chemicals and Russell 2000 Indices
Total Return to Stockholders since December 31, 2018
Value of $100 Investment
225
200
175
150
125
100
75
2018
2019
2020
2021
2022
2023
Innospec Inc.
S&P 500
S&P 1500 Specialty Chemicals
Russell 2000

Value of $100 Investment made December 31, 2018*

	2018	2019	2020	2021	2022	2023
Innospec Inc.	$100.00	$169.14	$150.06	$151.33	$174.45	$211.40
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 1500 Specialty Chemicals Index	100.00	118.29	137.60	175.78	132.06	151.74
Russell 2000 Index	$100.00	$125.52	$150.58	$172.89	$137.56	$160.85

* Excludes purchase commissions.

Item 6 [Reserved]

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.

EXECUTIVE OVERVIEW

In 2023 Innospec delivered strong results. We again benefited from our balanced end-market exposure as the negative impact of customer destocking in Performance Chemicals was offset by significant growth in Oilfield Services, and steady results in Fuel Specialties.

In Performance Chemicals, full year sales and operating income declined, but we believe that destocking pressure peaked in the third quarter of 2023. This combined with new contract awards contributed to significant sequential improvement in operating income and margins in the second half of 2023. While the economic environment remains a challenge, we expect further improvement in this business in 2024 as activity levels return. In addition, we acquired QGP which we believe will further strengthen our Performance Chemicals segment and add a manufacturing base in South America to compliment all of our end markets.

In Fuel Specialties, after adjusting for the non-recurring Brazil inventory charges in the first half of 2023, full-year operating income grew and operating margins improved to 18%. Our target for operating margins continues to be 19-21%. Sales growth combined with further margin improvement is a key focus and opportunity for the global Fuel Specialties team in 2024.

Oilfield Services had another excellent full year. Operating income approximately doubled and operating margins improved above our 10% target. While we expect production chemicals activity to remain at moderate levels in 2024, we continue to pursue further sales growth and margin improvement in our other segments.

CRITICAL ACCOUNTING ESTIMATES

Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Plant Closure Provisions

We are subject to environmental laws in the countries in which we conduct business. Ellesmere Port in the U.K. is our principal site giving rise to asset retirement obligations, associated with the production of TEL. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other manufacturing sites. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed.

Plant closure provisions at December 31, 2023 amounted to $61.6 million and relate principally to our Ellesmere Port site in the U.K.. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company has to anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for plant closure provisions are reasonable, they are subjective estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.

Income Taxes

We are subject to income and other taxes in the U.S., the U.K. and a number of other jurisdictions. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.

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

We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained, based on technical merits of the position, when challenged by the taxing authorities. To the extent that we prevail in matters for which liabilities have been established or are required to pay amounts in excess of the liabilities recorded in our Consolidated Financial Statements, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement may require cash payments and result in an increase in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain tax positions as income taxes. For additional information regarding uncertain income tax positions, see Note 11 of the Notes to the Consolidated Financial Statements.

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

Movements in the UK Plan’s Projected Benefit Obligation (“PBO”) are dependent on our assumptions in respect of the discount rate, annual member mortality rates, future return on assets and future inflation. A change in any one of these assumptions could impact the plan asset value, PBO and pension charge recognized in the income statement. Such changes could adversely impact our results of operations and financial position. For example, a 0.25% change in the discount rate assumption would change the PBO at December 31, 2023 by approximately $10.8 million and the net pension credit for 2024 would change by approximately $0.6 million. A 0.25% change in the level of price inflation assumption would change the PBO at December 31, 2023 by approximately $6.9 million and the net pension credit for 2024 by approximately $0.3 million.

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

To test for impairment the Company performs a qualitative step zero assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a segment is less than the carrying amount prior to performing the quantitative goodwill impairment test. Factors utilized in the qualitative assessment process include macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and Company specific events.

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

At December 31, 2023 we had $399.3 million of goodwill relating to our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Our step zero impairment review at December 31, 2023 indicated the fair value of each segment is, more likely than not, higher than the carrying value, meaning no step one impairment review was required to be performed.

RESULTS OF OPERATIONS

The following table provides sales, gross profit and operating income by reporting segment:

(in millions)	2023	2022	2021
Net sales:
Performance Chemicals	$561.6	$639.7	$525.3
Fuel Specialties	695.9	730.2	618.3
Oilfield Services	691.3	593.8	339.8
	$1,948.8	$1,963.7	$1,483.4
Gross profit:
Performance Chemicals	$105.6	$150.0	$125.2
Fuel Specialties	215.1	221.9	193.2
Oilfield Services	270.4	214.8	116.5
	$591.1	$586.7	$434.9
Operating income:
Performance Chemicals	$54.5	$95.3	$70.9
Fuel Specialties	109.7	121.7	104.6
Oilfield Services	78.6	41.7	10.4
Corporate costs	(81.2)	(71.4)	(55.6)
Profit on disposal	—	—	1.8
Total operating income	$161.6	$187.3	$132.1
Other income/(expense), net	$10.5	$(1.6)	$3.8
Interest income/(expense), net	2.3	(1.1)	(1.5)
Income before income taxes	174.4	184.6	134.4
Income taxes	(35.3)	(51.6)	(41.3)
Net income	$139.1	$133.0	$93.1

Results of Operations – Fiscal 2023 compared to Fiscal 2022:

(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$561.6	$639.7	$(78.1)	-12%
Fuel Specialties	695.9	730.2	(34.3)	-5%
Oilfield Services	691.3	593.8	97.5	16%
	$1,948.8	$1,963.7	$(14.9)	-1%
Gross profit:
Performance Chemicals	$105.6	$150.0	$(44.4)	-30%
Fuel Specialties	215.1	221.9	(6.8)	-3%
Oilfield Services	270.4	214.8	55.6	26%
	$591.1	$586.7	$4.4	1%
Gross margin (%):
Performance Chemicals	18.8	23.4	(4.6)
Fuel Specialties	30.9	30.4	0.5
Oilfield Services	39.1	36.2	2.9
Aggregate	30.3	29.9	0.4
Operating expenses:
Performance Chemicals	$(51.1)	$(54.7)	$3.6	-7%
Fuel Specialties	(105.4)	(100.2)	(5.2)	5%
Oilfield Services	(191.8)	(173.1)	(18.7)	11%
Corporate costs	(81.2)	(71.4)	(9.8)	14%
	$(429.5)	$(399.4)	$(30.1)	8%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	-4	-4	-18	-4
Price and product mix	-12	-7	+1	-9
Exchange rates	—	+2	+1	+1
	-16	-9	-16	-12

Lower sales volumes for all of our regions were primarily driven by reduced demand for our personal care products resulting from cautious consumer sentiment, together with the impact of destocking by our customers. The Americas and EMEA were impacted by an adverse price and product mix due to a higher proportion of lower priced products being sold. ASPAC benefited from a favorable price and product mix due to a higher proportion of higher priced products being sold.

Gross margin: the year over year decrease of 4.6 percentage points was due to an adverse sales mix from reduced sales of higher margin products and the adverse impact of reduced manufacturing efficiency resulting from lower production volumes.

Operating expenses: decreased $3.6 million year over year, due to lower selling expenses including commissions, lower performance-related remuneration accruals and lower acquired intangibles amortization following the end of the expected life of the assets.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-10	-12	-22	-1	-12
Price and product mix	+8	+4	+10	-6	+6
Exchange rates	—	+3	—	—	+1
	-2	-5	-12	-7	-5

Sales volumes in all of our regions have decreased year over year, primarily due to a reduction in the sales of lower margin higher volume products. Price and product mix was favorable in all our regions due to an increased proportion of higher margin products being sold. AvGas volumes were lower than the prior year due to variations in the demand from customers, together with an adverse price and product mix due to a higher proportion of sales to lower margin customers.

Gross margin: the year over year increase of 0.5 percentage points was primarily due to a favorable sales mix from increased sales of higher margin products, being partly offset by the impact of the Brazil inventory misappropriation and the ending of that trading relationship.

Operating expenses: the year over year increase of $5.2 million includes increased research and development expenditure and higher provisions for doubtful debts which are primarily related to the ending of the Brazilian trading relationship, being partly offset by lower performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $97.5 million, or 16%, with the majority of our customer activity concentrated in the Americas region. We believe that customer demand remains strong despite operating income growth moderating, as expected, through the second half of the 2023.

Gross margin: the year over year increase of 2.9 percentage points was due to a favorable sales mix and the benefit of improved pricing.

Operating expenses: the year over year increase of $18.7 million was driven by higher customer service costs which are necessary to support the increase in demand with certain customers, together with higher provisions for doubtful debts, while being partly offset by lower performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $9.8 million was primarily due to acquisition related costs, additional environmental remediation provisions, increased spending on our information technology infrastructure and some legal costs related to the Brazil inventory misappropriation, being partly offset by lower performance-related remuneration accruals.

Other net income/(expense): for 2023 and 2022, includes the following:

(in millions)	2023	2022	Change
Net pensions credit	$6.9	$4.8	$2.1
Foreign exchange gains/(losses) on translation	7.6	(7.1)	14.7
Foreign currency forward contracts gains/(losses)	(4.0)	0.7	(4.7)
	$10.5	$(1.6)	$12.1

Interest income/(expense), net: was income of $2.3 million in 2023 primarily due to the interest earned on the Company's cash balances, compared to a $1.1 million expense in 2022 primarily due to the commitment fee which the Company paid to retain its revolving credit facility for the term of the agreement.

Income taxes: The effective tax rate was 20.2% and 28.0% in 2023 and 2022, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.0% in 2023 compared with 27.0% in 2022. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2023	2022
Income before income taxes	$174.4	184.6
Adjustment for stock compensation	8.0	6.7
Indemnification asset regarding tax audit	(0.1)	0.1
Legacy cost of closed operations	6.1	3.5
Acquisition costs	3.1	—
Adjusted income before income taxes	$191.5	194.9
Income taxes	$35.3	51.6
Adjustment of income tax provisions	1.4	—
Tax on stock compensation	0.4	0.6
Tax loss / (gain) on distribution	0.4	—
Tax on legacy cost of closed operations	1.4	0.7
Tax on acquisition costs	0.7	—
Other discrete items	4.5	(0.3)
Adjusted income taxes	$44.1	52.6
GAAP effective tax rate	20.2%	28.0%
Adjusted effective tax rate	23.0%	27.0%

The adjusted effective tax rate is higher in 2023 than the GAAP effective tax rate, primarily due to elimination of the impact of other discrete items. This mainly represents the benefit arising from adjustments to the tax charge for previous years arising from return to provision adjustments in relation to the federal and state tax returns filed in the U.S. during 2023.

Our adjusted effective tax rate was lower in 2022 than the GAAP effective tax rate primarily due to the elimination of stock compensation activity.

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. regulations. Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may prevent offset. The GAAP effective tax rate and the adjusted effective tax rate in both 2023 and 2022 have been negatively impacted by these items.

As a consequence of the Company having operations outside of the U.S., it is exposed to foreign currency fluctuations. These have had a positive impact on the GAAP effective tax rate and adjusted effective tax rate in 2023, and a negative impact in 2022.

As in the prior year, the level of foreign-derived intangible income benefit that the Company is entitled to has also had a positive impact on the GAAP effective tax rate and the adjusted effective tax rate.

For additional information regarding the GAAP effective tax rate in 2023 see Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2022 compared to Fiscal 2021:

(in millions, except ratios)	2022	2021	Change
Net sales:
Performance Chemicals	$639.7	$525.3	$114.4	+22%
Fuel Specialties	730.2	618.3	111.9	+18%
Oilfield Services	593.8	339.8	254.0	+75%
	$1,963.7	$1,483.4	$480.3	+32%
Gross profit:
Performance Chemicals	$150.0	$125.2	$24.8	+20%
Fuel Specialties	221.9	193.2	28.7	+15%
Oilfield Services	214.8	116.5	98.3	+84%
	$586.7	$434.9	$151.8	+35%
Gross margin (%):
Performance Chemicals	23.4	23.8	(0.4)
Fuel Specialties	30.4	31.2	(0.8)
Oilfield Services	36.2	34.3	1.9
Aggregate	29.9	29.3	0.6
Operating expenses:
Performance Chemicals	$(54.7)	$(54.3)	$(0.4)	+1%
Fuel Specialties	(100.2)	(88.6)	(11.6)	+13%
Oilfield Services	(173.1)	(106.1)	(67.0)	+63%
Corporate costs	(71.4)	(55.6)	(15.8)	+28%
Profit on disposal	—	1.8	(1.8)	+100%
	$(399.4)	$(302.8)	$(96.6)	+32%

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

Oilfield Services

Net sales: have increased year over year by $254.0 million, or 75%, with the majority of our customer activity being concentrated in the Americas region. Customer demand has increased through each quarter in 2022.

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

The GAAP effective tax rate and adjusted effective tax rate in 2022 were negatively impacted by foreign income inclusions, net of foreign tax credits, which arise each year from certain types of income earned overseas being taxable under U.S. tax regulations.

As a consequence of the Company having operations outside of the U.S., it is exposed to foreign currency fluctuations. These also had a negative impact on the GAAP effective tax rate and adjusted effective tax rate in 2022.

The adjusted effective tax rate is lower than the GAAP effective tax rate, primarily due to elimination of stock compensation activity to better reflect the Company’s underlying business performance.

The most significant factor impacting our adjusted effective tax rate in 2021 was elimination of the impact of the increase in the U.K. statutory income tax rate.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In 2023 our working capital increased by $47.4 million, while our adjusted working capital decreased by $24.5 million. The difference between these measures is primarily due to the exclusion of the increase in our cash and cash equivalents, together with the movements for income taxes.

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

(in millions)	2023	2022
Total current assets	$885.7	$872.6
Total current liabilities	(371.5)	(405.8)
Working capital	514.2	466.8
Less cash and cash equivalents	(203.7)	(147.1)
Less prepaid income taxes	(2.8)	(3.3)
Less other current assets	(0.6)	(0.4)
Add back current portion of accrued income taxes	2.6	18.4
Add back current portion of plant closure provisions	4.6	5.3
Add back current portion of operating lease liabilities	13.6	13.9
Add back current portion of unrecognized tax benefits	1.2	—
Adjusted working capital	$329.1	$353.6

The movements in our adjusted working capital are explained as follows:

We had a $25.2 million increase in trade and other accounts receivable primarily driven by increased trading activity and timing of sales across our reporting segments. Days’ sales outstanding in our Performance Chemicals segment increased from 60 days to 62 days; increased in our Fuel Specialties segment from 54 days to 55 days; and increased from 54 days to 72 days in our Oilfield Services segment.

We had a $73.0 million decrease in inventories, net of a $1.0 million increase in allowances, as we manage inventory levels necessary to support future demand, whilst mitigating the risk of potential supply chain disruption for certain key raw materials. Days’ sales in inventory in our Performance Chemicals segment decreased from 78 days to 61 days; decreased in our Fuel Specialties segment from 138 days to 121 days; and decreased from 58 days to 53 days in our Oilfield Services segment.

Prepaid expenses increased $4.6 million, from $14.1 million to $18.7 million principally due to the timing of prepaid invoices.

We had a $18.7 million decrease in accounts payable and accrued liabilities primarily due to the timing of supplier payments. Creditor days (including goods received not invoiced) remained unchanged in our Performance Chemicals segment at 42 days; decreased in our Fuel Specialties segment from 45 days to 41 days; and decreased from 54 days to 53 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $207.3 million in 2023 compared to $81.7 million in 2022. The increase is primarily related to the decrease in our working capital together with the improvements in our earnings before depreciation and amortization, being partly offset by income tax payments.

Cash

As at December 31, 2023 and 2022, we had cash and cash equivalents of $203.7 million and $147.1 million, respectively, of which $59.8 million and $76.4 million, respectively, were held by non-U.S. subsidiaries principally in the U.K..

The $56.6 million increase in cash and cash equivalents in 2023 was driven by the cash inflows from operating activities and lower working capital needs, partly offset by the acquisition payment for a business in Brazil, continued investments in capital projects, payments for income taxes and the payment of our semi-annual dividends.

Debt

As at December 31, 2023 and 2022, the Company had repaid all of its borrowings under the revolving credit facility and as a result, the related deferred finance costs of $1.2 million (December 31, 2022 – $0.6 million) are now included within other current and non-current assets at the balance sheet date.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company entered into a Multicurrency Revolving Facility Agreement with various lenders, providing for a $250,000,000 four-year multicurrency revolving loan facility. The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125,000,000. The termination date of the facility is May 30, 2027, but the Company has an option to request an extension of the facility for a further year. The agreement replaced the Company’s credit facility agreement dated September 26, 2019. See Note 12 to the Notes to the Consolidated Financial Statements for additional details.

The revolving credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) our ratio of net debt to EBITDA must not be greater than 3.5:1.0 and (2) our ratio of EBITDA to net interest must not be less than 4.0:1.0. Management has determined that the Company has not breached these covenants and does not expect to breach these covenants for the next 12 months.

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

At December 31, 2023, we had no debt outstanding under the revolving credit facility and no obligations under finance leases.

Contractual Commitments

The following represents contractual commitments at December 31, 2023 and the effect of those obligations on future cash flows:

(in millions)	Total	2024	2025-26	2027-28	Thereafter
Operating activities
Operating lease liabilities	45.2	13.6	15.3	4.8	11.5
Operating lease future commitments	5.8	0.7	1.6	1.6	1.9
Interest payments on debt	3.8	1.1	2.2	0.5
Investing activities
Capital commitments	33.7	29.5	4.2
Internally developed software	8.9	8.9
Total	$97.4	$53.8	$23.3	$6.9	$13.4

Operating activities

Operating lease commitments relate primarily to right-of-use assets at third-party manufacturing facilities, office space, motor vehicles and various items of computer and office equipment which are expected to be renewed and replaced in the normal course of business.

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

Outlook

Our business teams delivered a strong overall 2023 result. Despite our expectation for continued economic headwinds in the coming quarters, we enter 2024 with optimism. Our growing pipeline of technology-based organic opportunities will continue to advance in parallel with the integration of our recent acquisition of QGP.

Over the medium to long-term, we do not expect any change in our customers’ drive towards cleaner formulations, lower carbon footprint and operational efficiency. We plan to continue our investment in R&D to improve our products and technology. We believe our innovative chemistries and highly responsive technical service directly support our customers’ priorities.

Cash generation was excellent in 2023, and our debt-free, net cash position remained at over $200 million after funding the QGP acquisition. Entering 2024 we expect to have significant flexibility and balance sheet strength for further M&A, dividend growth, and organic investment.

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

We evaluate costs for environmental remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs amounting to $61.6 million at December 31, 2023. See Note 13 of the Notes to the Consolidated Financial Statements for further details. Expenditure utilizing these provisions was $4.9 million, $4.2 million and $5.3 million in the years 2023, 2022 and 2021, respectively.

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

Interest Rate Risk

From time to time, the Company uses interest rate swaps to manage interest rate exposure. The Company retains a $250.0 million revolving credit facility which is available to draw down as required. The credit facility carries an interest rate for U.S. dollar denominated debt of the Secured Overnight Financing Rate ("SOFR") plus a margin of between 1.25% and 2.50% which is dependent on the Company’s ratio of net debt to EBITDA. Net debt and EBITDA are non-GAAP measures of liquidity defined in the credit facility.

At December 31, 2023, $0.0 million was drawn under the revolving credit facility.

As at December 31, 2023, the Company had no debt or finance leases and $203.7 million cash and cash equivalents. Assuming variable interest returns on the cash balances, a hypothetical absolute increase or decrease of 1% in U.S. base interest rates for a one-year period would increase or decrease net income and cash flows by approximately $2.0 million before tax.

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

The trading of our Performance Chemicals, Fuel Specialties and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.8 million for a one-year period excluding the impact of any foreign currency forward exchange contracts. Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

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

Item 8 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded QGP Química Geral S.A. (“QGP”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded QGP from our audit of internal control over financial reporting. QGP is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 2% and less than 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Plant Closure Provisions

As described in Notes 2 and 13 to the consolidated financial statements, at December 31, 2023, the Company has recognized plant closure provisions of $61.6 million, the majority of which relates to asset retirement obligations. The Company recognizes asset retirement obligations when there is an obligation based on a legal requirement, including those arising from Company promises, and the costs can be reasonably estimated. The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the plant closure provisions. These procedures also included, among others: (i) testing management’s process to recognize and measure the estimate; (ii) evaluating the appropriateness of the valuation method; (iii) testing the data used in the calculation of the estimate; (iv) evaluating the reasonableness of significant assumptions including the assessment of the program of work required; the timing and cost of performing the remediation work; and the credit-adjusted risk-free rate; and (v) evaluating the scope, competency, and objectivity of management’s specialists based on the work they were engaged to perform. Professionals with specialized skill and knowledge were used to assist in evaluating management’s method and the reasonableness of the significant assumptions in respect of the program of the work required and the timing and cost of performing the remediation work.

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 14, 2024.

We have served as the Company’s auditor since 2019.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31,
	2023	2022	2021
Net sales	$1,948.8	$1,963.7	$1,483.4
Cost of goods sold	(1,357.7)	(1,377.0)	(1,048.5)
Gross profit	591.1	586.7	434.9
Operating expenses:
Selling, general and administrative	(387.8)	(360.7)	(267.2)
Research and development	(41.7)	(38.7)	(37.4)
Profit on disposal	—	—	1.8
Total operating expenses	(429.5)	(399.4)	(302.8)
Operating income	161.6	187.3	132.1
Other income/(expense), net	10.5	(1.6)	3.8
Interest income/(expense), net	2.3	(1.1)	(1.5)
Income before income tax expense	174.4	184.6	134.4
Income tax expense	(35.3)	(51.6)	(41.3)
Net income	$139.1	$133.0	$93.1
Earnings per share:
Basic	$5.60	$5.37	$3.78
Diluted	$5.56	$5.32	$3.75
Weighted average shares outstanding (in thousands):
Basic	24,851	24,787	24,647
Diluted	25,022	24,982	24,854

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2023	2022	2021
Net income	$139.1	$133.0	$93.1
Changes in cumulative translation adjustment (1)	18.3	(34.7)	(22.2)
Amortization of prior service cost/(credit)	0.5	0.5	0.3
Amortization of actuarial net losses/(gains)	(2.1)	0.5	2.6
Actuarial net gains/(losses) arising during the year	(23.4)	(93.9)	37.2
Other comprehensive income, before tax	132.4	5.4	111.0
Income tax income/(expense) related to other comprehensive income	3.8	29.3	(7.5)
Total comprehensive income	$136.2	$34.7	$103.5

(1) Amounts are before tax of $(2.4) million in 2023, $5.5 million in 2022 and $2.0 million in 2021.

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$203.7	$147.1
Trade and other accounts receivable (less allowances of $10.3 million and $7.7 million, respectively)	359.8	334.6
Inventories (less allowances of $28.1 million and $27.1 million, respectively):
Finished goods	215.7	259.3
Raw materials	84.4	113.8
Total inventories	300.1	373.1
Prepaid expenses	18.7	14.1
Prepaid income taxes	2.8	3.3
Other current assets	0.6	0.4
Total current assets	885.7	872.6
Net property, plant and equipment	268.3	220.9
Operating leases right-of-use assets	45.1	45.3
Goodwill	399.3	358.8
Other intangible assets	57.3	45.0
Deferred tax assets	10.4	5.9
Pension asset	35.1	48.1
Other non-current assets	6.2	7.1
Total assets	$1,707.4	$1,603.7
Liabilities and Equity
Current liabilities:
Accounts payable	$163.6	$165.3
Accrued liabilities	185.9	202.9
Current portion of operating lease liabilities	13.6	13.9
Current portion of plant closure provisions	4.6	5.3
Current portion of accrued income taxes	2.6	18.4
Current portion of unrecognized tax benefits	1.2	—
Total current liabilities	371.5	405.8
Operating lease liabilities, net of current portion	31.6	31.4
Plant closure provisions, net of current portion	57.0	51.9
Accrued income taxes, net of current portion	11.6	21.0
Unrecognized tax benefits, net of current portion	13.6	13.4
Deferred tax liabilities	33.5	26.2
Pension liabilities and post-employment benefits	13.3	12.2
Acquisition-related contingent deferred consideration	23.4	—
Other non-current liabilities	2.3	1.4
Total liabilities	557.8	563.3
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	361.0	354.1
Treasury stock (4,686,511 and 4,788,966 shares at cost, respectively)	(94.3)	(95.4)
Retained earnings	1,028.2	924.2
Accumulated other comprehensive loss	(148.1)	(145.2)
Total Innospec stockholders’ equity	1,147.1	1,038.0
Non-controlling interest	2.5	2.4
Total equity	1,149.6	1,040.4
Total liabilities and equity	$1,707.4	$1,603.7

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$139.1	$133.0	$93.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.3	40.1	42.7
Deferred taxes	3.6	(5.5)	6.4
Profit on disposal	—	—	(1.8)
Non-cash income of defined benefit pension plans	(3.3)	(2.5)	(3.5)
Stock option compensation	8.0	6.7	4.4
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(12.6)	(55.5)	(70.3)
Inventories	83.0	(98.5)	(62.0)
Prepaid expenses	(4.2)	4.6	(3.5)
Accounts payable and accrued liabilities	(26.9)	54.2	90.2
Plant closure provisions	4.0	1.1	(1.4)
Accrued income taxes	(25.9)	9.4	(3.2)
Unrecognized tax benefits	1.4	(2.9)	0.3
Other assets and liabilities	1.8	(2.5)	1.8
Net cash provided by operating activities	207.3	81.7	93.2
Cash Flows from Investing Activities
Capital expenditures	(62.1)	(39.6)	(39.1)
Proceeds on disposal of property, plant and equipment	0.1	0.2	2.9
Business combinations, net of cash acquired	(34.7)	—	—
Internally developed software	(15.1)	(2.7)	—
Net cash used in investing activities	(111.8)	(42.1)	(36.2)
Cash Flows from Financing Activities
Non-controlling interest	—	1.8	0.1
Proceeds from revolving credit facility	—	—	—
Repayments of revolving credit facility	—	—	—
Repayment of term loan	(2.3)	—	—
Repayment of finance leases	—	(0.1)	(0.6)
Refinancing costs	(1.4)	—	—
Dividend paid	(35.1)	(31.7)	(28.8)
Issue of treasury stock	0.9	2.2	10.1
Repurchase of common stock	(1.1)	(5.9)	(0.8)
Net cash used in financing activities	(39.0)	(33.7)	(20.0)
Effect of foreign currency exchange rate changes on cash	0.1	(0.6)	(0.5)
Net change in cash and cash equivalents	56.6	5.3	36.5
Cash and cash equivalents at beginning of year	147.1	141.8	105.3
Cash and cash equivalents at end of year	$203.7	$147.1	$141.8

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2020	$0.3	$336.1	$(93.3)	$758.6	$(57.3)	$0.5	$944.9
Net income				93.1			93.1
Dividend paid ($1.16 per share)				(28.8)			(28.8)
Changes in cumulative translation adjustment, net of tax					(20.2)		(20.2)
Share of net income						0.1	0.1
Treasury stock re-issued		6.2	3.5				9.7
Treasury stock repurchased			(0.8)				(0.8)
Stock option compensation		4.4					4.4
Amortization of prior service credit, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					2.2		2.2
Actuarial net gains during the year, net of tax					28.2		28.2
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				133.0			133.0
Dividend paid ($1.28 per share)				(31.7)			(31.7)
Changes in cumulative translation adjustment, net of tax					(29.2)		(29.2)
Non-controlling interest investment						1.8	1.8
Treasury stock re-issued		0.7	1.0				1.7
Treasury stock repurchased			(5.8)				(5.8)
Stock option compensation		6.7					6.7
Amortization of prior service cost, net of tax					0.4		0.4
Amortization of actuarial net losses, net of tax					0.4		0.4
Actuarial net losses during the year, net of tax					(69.9)		(69.9)
Balance at December 31 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				139.1			139.1
Dividend paid ($1.41 per share)				(35.1)			(35.1)
Changes in cumulative translation adjustment, net of tax					15.9		15.9
Share of net income						0.1	0.1
Treasury stock re-issued		(1.1)	2.2				1.1
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		8.0					8.0
Amortization of prior service cost, net of tax					0.4		0.4
Amortization of actuarial net gains, net of tax					(1.7)		(1.7)
Actuarial net losses arising during the year, net of tax					(17.5)		(17.5)
Balance at December 31 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Innospec develops, manufactures, blends, markets and supplies a wide range of specialty chemicals to markets in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Our Performance Chemicals business creates innovative technology-based solutions for our customers in the personal care, home care, agrochemical, construction, mining and other industrial markets. Our Fuel Specialties business specializes in manufacturing and supplying fuel additives that improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies drilling, completion and production chemicals which make exploration and production more effective, cost-efficient and environmentally friendly.

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

Share-based compensation plans: The Company accounts for employee stock options and stock equivalent units under the fair value method. Stock options are fair valued at the grant date and the fair value is recognized straight-line over the vesting period of the option. Stock equivalent units are fair valued at each balance sheet date and the fair value is spread over the remaining vesting period of the unit.

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

Initially we perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reportable segment is less than the carrying amount prior to performing a quantitative goodwill impairment test. The annual measurement date for impairment assessment of the goodwill relating to the Performance Chemicals, Fuel Specialties and Oilfield Services segments is December 31 each year. Factors utilized in the qualitative assessment process include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events.

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

In order to facilitate testing for potential impairment the Company groups together assets at the lowest possible level for which cash flow information is available. Undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the assets and, if such cash flows are lower, an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital. If events occur or circumstances change it may cause a reduction in the periods over which the assets are amortized or result in a non-cash impairment of their carrying value. A reduction in the amortization periods would have no impact on cash flows.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future lease payments over the remaining lease term. Very few of our leases have renewal options or early termination break clauses, but where they do, we have assessed the term of the lease based on any options being exercised only if they are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at point of recognition in determining the present value of future payments.

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

Derivative instruments: From time to time, the Company uses various derivative instruments including forward currency contracts, options, interest rate swaps and commodity swaps to manage certain exposures. These instruments are entered into under the Company’s corporate risk management policy to minimize exposure and are not for speculative trading purposes. The Company recognizes all derivatives as either current or non-current assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Changes in the fair value of derivatives that are not designated as hedges, or do not meet the requirements for hedge accounting, are recognized in earnings. Derivatives which are designated as hedges are tested for effectiveness on a quarterly basis and marked to market. The ineffective portion of the derivative’s change in value is recognized in earnings. The effective portion is recognized in other comprehensive income until the hedged item is recognized in earnings.

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

The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk-free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs. While we believe our assumptions for the liabilities are reasonable, they are subjective estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.

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

Our Performance Chemicals segment provides effective technology-based solutions for our customers’ processes or products focused in the personal care, home care, agrochemical, construction, mining and other industrial markets.

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

In 2023, the Company had a significant customer in the Oilfield Services segment which accounted for $265.2 million (13.6%) of our net group sales (2022 - $222.2 million and 11.3%).

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

(in millions)	2023	2022	2021
Net Sales:
Personal Care	$352.7	$393.3	$296.1
Home Care	86.8	94.2	93.0
Other	122.1	152.2	136.2
Performance Chemicals	561.6	639.7	525.3
Refinery and Performance	540.6	552.6	445.3
Other	155.3	177.6	173.0
Fuel Specialties	695.9	730.2	618.3
Oilfield Services	691.3	593.8	339.8
	$1,948.8	$1,963.7	$1,483.4
Operating income/(expense):
Performance Chemicals	$54.5	$95.3	$70.9
Fuel Specialties	109.7	121.7	104.6
Oilfield Services	78.6	41.7	10.4
Corporate costs	(81.2)	(71.4)	(55.6)
Profit on disposal	—	—	1.8
Total operating income	$161.6	$187.3	$132.1
Identifiable assets at year-end:
Performance Chemicals	$580.1	$610.4	$469.5
Fuel Specialties	529.2	500.6	571.3
Oilfield Services	310.8	297.8	230.8
Corporate	287.3	194.9	299.3
	$1,707.4	$1,603.7	$1,570.9

The Company includes within the corporate costs line item the costs of:

•
managing the group as a company with securities listed on the NASDAQ and registered with the SEC;
•
the CEO’s office, group finance, group human resources, group legal and compliance counsel, and investor relations;
•
running the corporate offices in the U.S. and Europe;
•
the corporate development function since they do not relate to the current trading activities of our other reporting segments; and
•
the corporate share of the information technology, product technology, safety, health, environment, accounting and human resources departments.

The following tables analyze sales and other financial information by location:

(in millions)	2023	2022	2021
Net sales by source:
United States & North America	$1,272.8	$1,244.9	$821.6
Europe	958.9	1,049.4	927.5
Rest of World	51.0	67.7	66.4
Sales between areas	(333.9)	(398.3)	(332.1)
	$1,948.8	$1,963.7	$1,483.4
Income before income taxes:
United States & North America	$107.8	$109.1	$54.6
Europe	81.7	68.4	72.5
Rest of World	(15.1)	7.1	7.3
	$174.4	$184.6	$134.4
Long-lived assets at year-end:
United States & North America	$156.4	$147.0	$137.3
Europe	193.9	163.0	167.4
Rest of World	17.3	0.2	0.2
	$367.6	$310.2	$304.9
Identifiable assets at year-end:
United States & North America	$630.2	$570.9	$464.9
Europe	605.9	626.3	698.4
Rest of World	72.0	47.7	43.3
Goodwill	399.3	358.8	364.3
	$1,707.4	$1,603.7	$1,570.9

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

Note 4. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2023	2022	2021
Numerator (in millions):
Net income available to common stockholders	$139.1	$133.0	$93.1
Denominator (in thousands):
Weighted average common shares outstanding	24,851	24,787	24,647
Dilutive effect of stock options and awards	171	195	207
Denominator for diluted earnings per share	25,022	24,982	24,854
Net income per share, basic:	$5.60	$5.37	$3.78
Net income per share, diluted:	$5.56	$5.32	$3.75

In 2023, 2022 and 2021 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 20,334, 79,145 and 18,378 respectively.

Note 5. Acquisition of QGP Química Geral

On December 8, 2023, the Company acquired QGP Química Geral (“QGP”). The Company purchased the business for a total consideration of $58.0 million, net of cash acquired, and subject to working capital adjustments. A portion of the consideration is deferred and payable in cash by December 7, 2026, and contingent on the financial performance of QGP for the 12 months ended June 30, 2026. The fair value of this deferred, contingent consideration at December 31, 2023 is $23.4 million. This deferred, contingent consideration will be updated at each balance sheet date based on latest available information.

We acquired the business to further strengthen our Performance Chemicals segment and add a manufacturing base in South America to compliment all of our end markets.

The revenue and earnings for QGP included in the consolidated income statement of the Company since the acquisition date, are immaterial to the group's results and financial position, due to the proximity of the acquisition to the reporting date.

The following table summarizes the calculations of the total purchase price and the estimated allocation of the purchase price to the provisional assets acquired and liabilities assumed for the business:

(in millions)	QGP
Goodwill	$37.4
Other intangible assets	7.3
Deferred tax on other intangible assets	(2.5)
Net property, plant and equipment	9.6
Other net assets acquired	6.2
Purchase price, net of cash acquired	$58.0

The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but does not exceed twelve months. We have reviewed the acquired intangibles associated with the acquisition and concluded that the main identifiable asset is in relation to customer lists. Based on current information available to management, we do not expect there to be any other material intangible assets other than goodwill. We have engaged a third-party to assess the fair value of the intangible assets and acquired fixed assets. This assessment has not been finalized due to the proximity of the acquisition to the filing date. Accordingly, a provisional amount based on previous acquisitions and management’s best current estimate has been included for customer lists with the remaining purchase price above the book value of fixed assets and other net assets acquired being allocated to goodwill at this stage. We have provisionally estimated the expected useful life of the other intangible assets to be 10 years. We have not completed our alignment of accounting policies or fair value review on the other net assets acquired at this stage, but any potential adjustments would not have a material impact on the reported figures.

QGP, and the associated goodwill, are included within our Performance Chemicals segment for management and reporting purposes. There is currently no goodwill amortizable for tax purposes.

Supplemental unaudited pro forma information

For illustrative purposes only pro forma information of the enlarged group is provided below but is not necessarily indicative of what the financial position or results of operations would have been had the QGP acquisition been completed as part of the Company from January 1, 2021. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position of operating results of the enlarged group.

(in millions, except per share data)	2023	2022	2021
Net sales	$2,001.7	$2,017.9	$1,527.9
Net income	$145.1	$140.7	$98.2
Earnings per share – basic	$5.84	$5.68	$3.99
– diluted	$5.80	$5.63	$3.95

Adjustments to the unaudited pro forma financial information includes amortization in respect of the acquired other intangible assets, and the acquisition-related costs incurred in respect of the transaction.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2023	2022
Land	$22.8	$20.6
Buildings	81.9	68.7
Equipment	418.1	377.5
Work in progress	69.5	45.7
Total gross cost	592.3	512.5
Less accumulated depreciation and impairment	(324.0)	(291.6)
Total net book value	$268.3	$220.9

Of the total net book value of equipment at December 31, 2023, $0.0 million are in respect of assets held under finance leases (2022 – $0.0 million).

Depreciation charges were $27.9 million, $25.7 million and $26.3 million in 2023, 2022 and 2021, respectively.

Note 7. Leases

We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up to 22 years, some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$0.5
Interest on lease liabilities	—	—	—
Total finance lease cost	—	—	0.5
Operating lease cost	17.9	15.6	13.8
Short-term lease cost	8.1	7.2	3.8
Variable lease cost	—	0.3	0.3
Total lease cost	$26.0	$23.1	$18.4

Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.1	$23.1	$18.1
Operating cash flows from finance leases	—	0.1	0.5
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7.8	$14.9	$5.2

Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$45.1	$45.3
Current portion of operating lease liabilities	$13.6	$13.9
Operating lease liabilities, net of current portion	31.6	31.4
Total operating lease liabilities	$45.2	$45.3
Weighted average remaining lease term:
Operating leases	6.2 years	5.5 years
Weighted average discount rate:
Operating leases	3.5%	2.6%

Maturities of lease liabilities were as follows as at December 31, 2023:

(in millions)	Operating Leases
Within one year	$14.0
Year two	10.0
Year three	7.3
Year four	3.3
Year five	3.0
Thereafter	12.6
Total lease payments	50.2
Less imputed interest	(5.0)
Total	$45.2

As of December 31, 2023, additional operating and finance leases that have not yet commenced are $5.8 million.

Future lease payment for all non-cancellable operating and finance leases as of December 31, 2022 were as follows:

(in millions)	Operating Leases
Within one year	$14.3
Year two	8.9
Year three	6.4
Year four	5.2
Year five	1.5
Thereafter	13.5
Total lease payments	49.8
Less imputed interest	(4.5)
Total	$45.3

As of December 31, 2022, additional operating and finance leases that have not yet commenced are $2.7 million.

Note 8. Goodwill

The following table analyzes goodwill movement for 2023 and 2022.

(in millions)	Performance Chemicals	Fuel Specialties	Oilfield Services	Total
At December 31, 2021
Gross cost	$111.9	$207.6	$44.8	$364.3
Accumulated impairment losses	—	—	—	—
Net book amount	$111.9	$207.6	$44.8	$364.3
Exchange effect	(5.4)	(0.1)	—	(5.5)
At December 31, 2022
Gross cost	$106.5	$207.5	$44.8	$358.8
Accumulated impairment losses	—	—	—	—
Net book amount	$106.5	$207.5	$44.8	$358.8
Additions	37.4	—	—	37.4
Exchange effect	3.0	0.1	—	3.1
At December 31, 2023
Gross cost	$146.9	$207.6	$44.8	$399.3
Accumulated impairment losses	—	—	—	—
Net book amount	$146.9	$207.6	$44.8	$399.3

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Performance Chemicals, Fuel Specialties and Oilfield Services.

On December 8, 2023, the Company acquired QGP. This resulted in additional goodwill of $37.4 million recognized within our Performance Chemicals segment. See Note 5 of the Notes to the Consolidated Financial Statements for further details.

The components in each segment (including products, markets and competitors) have similar economic characteristics and the segments, therefore, reflect the lowest level at which operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The Company assesses goodwill for impairment on at least an annual basis, initially based on a qualitative assessment to determine whether it is more likely than not that the fair value of a segment is less than the carrying amount. If a potential impairment is identified, then an impairment test is performed.

The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2023, 2022 and 2021. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 9. Other Intangible Assets

The following table analyzes other intangible assets movement for 2023 and 2022.

(in millions)	2023	2022
Gross cost at January 1	$291.1	$295.2
Additions	22.4	2.7
Written down in the year	—	(4.1)
Exchange effect	1.6	(2.7)
Gross cost at December 31	315.1	291.1
Accumulated amortization at January 1	(246.1)	(237.7)
Amortization expense	(10.6)	(14.0)
Written down in the year	—	4.1
Exchange effect	(1.1)	1.5
Accumulated amortization at December 31	(257.8)	(246.1)
Net book amount at December 31	$57.3	$45.0

Amortization expense

The amortization expense was $10.6 million, $14.0 million and $16.0 million in 2023, 2022 and 2021, respectively. Excluding the impact of foreign exchange translation on the balance sheet, $2.3 million, $2.3 million and $2.3 million of amortization, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

In 2023, we capitalized $15.1 million (2022 - $2.7 million) in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development. The additional completion costs are currently expected to be approximately $8.9 million. A timescale and plan for the further implementation of the new ERP system into our other regions has not yet been fully determined at this time.

In 2023, we capitalized $7.3 million in relation to the acquisition of QGP. See Note 5 of the Notes to the Consolidated Financial Statements for further details.

Other intangible assets at December 31, 2023 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(8.4)
Technology	55.1	(42.3)
Customer relationships	131.6	(105.4)
Internally developed software	60.5	(42.7)
Other	25.0	(25.0)
	$315.1	$(257.8)

Other intangible assets at December 31, 2022 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(7.8)
Technology	55.1	(40.0)
Customer relationships	122.9	(96.9)
Internally developed software	45.2	(42.4)
Other	25.0	(25.0)
	$291.1	$(246.1)

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2024	$11.8
2025	$10.2
2026	$10.0
2027	$6.5
2028	$6.1

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

In 2023, the Company contributed $0.0 million (2022 – $0.0 million) in cash to the UK Plan in accordance with an agreement with the trustees. For the year ending December 31, 2024, there are no plans to make cash contributions to the UK Plan.

The service cost shown in the table below has been recognized in selling, general and administrative expenses within corporate costs and the other items recognized within other income, net.

(in millions)	2023	2022	2021
Service cost	$3.4	$2.2	$1.6
Interest cost on PBO	19.6	10.1	7.6
Expected return on plan assets	(25.2)	(16.0)	(15.5)
Amortization of prior service cost/(credit)	0.5	0.5	0.3
Amortization of actuarial net losses	(1.6)	—	1.6
Settlement event	—	—	(0.3)
Net periodic benefit	$(3.3)	$(3.2)	$(4.7)

Plan assumptions at December 31, (%):	2023	2022	2021
Discount rate	4.59	4.91	1.84
Inflation rate	2.70	2.85	3.55
Rate of return on plan assets – overall on bid-value	4.25	4.00	2.30

Plan asset allocation by category (%):	2023	2022	2021
Debt securities and insurance contracts	96	96	82
Equity securities and real estate	—	—	5
Cash	4	4	13
	100	100	100

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

A 0.25% change in the discount rate assumption would change the PBO at December 31, 2023 by approximately $10.8 million and the net pension credit for 2023 would change by approximately $0.6 million.

A 0.25% change in the level of price inflation assumption would change the PBO at December 31, 2023 by approximately $6.9 million and the net pension credit for 2023 by approximately $0.3 million.

Movements in PBO and fair value of UK Plan assets are as follows:

(in millions)	2023	2022
Change in PBO:
Opening balance	$404.0	$679.1
Interest cost	19.6	10.1
Service cost	3.5	2.2
Benefits paid	(35.6)	(45.6)
Plan amendments	—	0.4
Actuarial losses/(gains)	10.1	(174.2)
Exchange effect	22.5	(68.0)
Closing balance	$424.1	$404.0
Fair value of plan assets:
Opening balance	$452.1	$838.9
Benefits paid	(35.6)	(45.6)
Actual return on assets	17.9	(258.7)
Exchange effect	24.8	(82.5)
Closing balance	$459.2	$452.1
Net pension asset	$35.1	$48.1

Due to the UK Plan being closed to future accrual the PBO is equal to the Accumulated Benefit Obligation.

The UK Plan holds approximately 1% (December 31, 2022 – 1%) of the UK Plan’s assets in debt securities issued by non-U.S. governments and government agencies. No more than 5% of the UK Plan’s assets were invested in any one individual company’s investment funds.

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

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2023
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$4.7			$4.7
Corporate debt securities				—
Equity backed securities:
Other financial derivatives				—
Other asset backed securities:
Insurance contracts			438.7	438.7
Real estate				—
Total assets at fair value	4.7	—	438.7	443.4
Cash	15.8			15.8
Total plan assets	$20.5	$—	$438.7	$459.2
At December 31, 2022
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$4.3			$4.3
Corporate debt securities				—
Equity backed securities:
Other financial derivatives				—
Other asset backed securities:
Insurance contracts			431.8	431.8
Real estate				—
Total assets at fair value	4.3	—	431.8	436.1
Cash	16.0			16.0
Total plan assets	$20.3	$—	$431.8	$452.1

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value table with a hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The reconciliation of the fair value of the UK Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2021	$162.2
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	(206.6)
Purchases, issuances and settlements	502.8
Exchange effect	(26.6)
Balance at December 31, 2022	$431.8
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	16.9
Purchases, issuances and settlements	(33.7)
Exchange effect	23.7
Balance at December 31, 2023	$438.7

The projected net periodic benefit for the year ending December 31, 2024 is as follows:

(in millions)
Service cost	$3.3
Interest cost on PBO	18.5
Expected return on plan assets	(25.7)
Amortization of prior service credit	0.5
Amortization of actuarial net losses	—
Net periodic benefit	$(3.4)

The following benefit payments are expected to be made:

(in millions)
2024	$34.9
2025	$34.8
2026	$34.3
2027	$34.0
2028	$33.5
2029-2033	$161.6

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

(in millions)	2023	2022	2021
Service cost	$0.1	$0.1	$0.1
Interest cost on PBO	0.3	0.1	0.1
Amortization of actuarial net loss/(gain)	(0.5)	0.5	1.0
Net periodic cost/(benefit)	$(0.1)	$0.7	$1.2

Plan assumptions at December 31, (%):

Discount rate	3.70	3.70	0.90
Inflation rate	2.25	2.25	2.00
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2023	2022
Change in PBO:
Opening balance	$8.2	$13.2
Service cost	0.1	0.1
Interest cost	0.3	0.1
Benefits paid	(0.3)	(0.3)
Actuarial losses/(gains)	0.6	(4.0)
Exchange effect	0.2	(0.9)
Closing balance	$9.1	$8.2

Other plans

As at December 31, 2023, we have post-employment obligations in our Performance Chemicals European businesses with a liability of $4.2 million (December 31, 2022 – $4.1 million). For the year ended December 31, 2023, we have recognized an actuarial gain of $0.3 million in other comprehensive loss in relation to the Performance Chemicals pension in France (December 31, 2022 – $0.3 million).

Company contributions to defined contribution schemes during 2023 were $12.9 million (2022 – $11.0 million), across all of our reporting segments.

Note 11. Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2021	$13.6	$2.4	$16.0
Reductions for tax positions of prior periods	(1.3)	—	(1.3)
Additions for tax positions of prior periods	0.9	0.7	1.6
Closing balance at December 31, 2021	13.2	3.1	16.3
Current	—	—	—
Non-current	$13.2	$3.1	$16.3
Opening balance at January 1, 2022	$13.2	$3.1	$16.3
Reductions for tax positions of prior periods	(3.1)	—	(3.1)
Additions for tax positions of prior periods	0.1	0.1	0.2
Closing balance at December 31, 2022	10.2	3.2	13.4
Current	—	—	—
Non-current	$10.2	$3.2	$13.4
Opening balance at January 1, 2023	$10.2	$3.2	$13.4
Reductions for tax positions of prior periods	—	—	—
Additions for tax positions of prior periods	0.3	1.1	1.4
Closing balance at December 31, 2023	10.5	4.3	14.8
Current	(1.0)	(0.2)	(1.2)
Non-current	$9.5	$4.1	$13.6

All of the $14.8 million of unrecognized tax benefits would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company has determined that additional tax and interest totaling $1.2 million may arise as a result of the ongoing review. During 2023 the Company recorded an additional interest accrual of $0.1 million and a $0.1 million increase due to foreign exchange movements. The Company believes that it is reasonably possible that there will be a decrease of $1.2 million unrecognized tax benefits within the coming year in relation to this item resulting from effective settlement of the outstanding tax positions with the U.K. tax authorities.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.4 million may arise as a consequence of the tax audit. This includes additional interest accrued of $0.1 million and $0.1 million for foreign exchange movements recorded during 2023. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $10.2 million may arise in relation to this item. This includes an increase in the unrecognized tax benefit of $0.1 million and additional interest accrued of $0.9 million recorded during 2023. The Company believes that it is reasonably possible that there will be a decrease of $10.2 million unrecognized tax benefits within the coming year in relation to this item due to a lapse of the statute of limitations.

As of December 31, 2023, the Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of 2017 year and for years 2020 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2019 onwards), Germany (2019 onwards), and the U.K. (2017 onwards).

The sources of income before income taxes were as follows:

(in millions)	2023	2022	2021
Domestic	$95.2	$106.3	$53.2
Foreign	79.2	78.3	81.2
	$174.4	$184.6	$134.4

The components of income tax expense are summarized as follows:

(in millions)	2023	2022	2021
Current:
Federal	$12.4	$27.0	$12.4
State and local	0.2	6.5	2.6
Foreign	18.6	23.1	19.4
	31.2	56.6	34.4
Deferred:
Federal	5.2	(3.7)	(1.9)
State and local	0.3	(0.7)	(0.3)
Foreign	(1.4)	(0.6)	9.1
	4.1	(5.0)	6.9
	$35.3	$51.6	$41.3

Cash payments for income taxes were $54.3 million, $50.0 million and $36.8 million during 2023, 2022 and 2021, respectively.

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below:

(in percent)	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Foreign income inclusions	2.1	3.3	1.7
Foreign tax rate differential	0.9	0.9	1.0
Tax charge/(credit) from previous years	(2.6)	0.2	0.6
Net charge/(credit) from unrecognized tax benefits	0.7	(1.4)	0.4
Foreign currency transactions	(1.4)	3.5	0.1
Tax on unremitted earnings	1.4	0.3	0.1
Change in U.K. statutory tax rate	—	—	5.4
State and local taxes	1.0	2.2	1.3
U.S. incentive for foreign derived intangible income	(2.8)	(2.7)	(1.5)
Innovation incentives	(1.3)	(0.8)	(1.1)
Non-deductible officer compensation	1.0	1.4	0.2
Tax on closure of legacy operations	—	—	1.6
Other items and adjustments, net	0.2	0.1	(0.1)
	20.2%	28.0%	30.7%

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. tax regulations. Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may prevent offset. The effective tax rate is negatively impacted by the net impact of foreign inclusions post foreign tax credit usage in 2023.

As a consequence of the Company having operations outside of the U.S., it is also exposed to foreign currency fluctuations. These have had a positive impact on the effective tax rate in 2023.

As in the prior year, the level of foreign-derived intangible income benefit that the Company is entitled to has had a positive impact on the effective tax rate. There was also a benefit arising from adjustments to the tax charge for previous years, primarily arising from return to provision adjustments in relation to the federal and state tax returns filed in the U.S. during 2023.

Other items do not have a significant impact on the effective tax rate in either 2023 or 2022.

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2023	2022
Deferred tax assets:
Stock compensation	$3.7	$3.7
Net operating loss carry forwards	9.2	10.9
Other intangible assets	8.7	10.5
Accretion expense	3.2	3.2
Restructuring provision	1.6	1.7
Employee related liabilities	7.3	8.1
Foreign tax credits	1.7	0.8
Operating lease liabilities	12.6	11.8
Inventory provisions	6.5	6.6
Research and experimental expenditure	5.3	2.7
Other	5.3	4.8
Subtotal	65.1	64.8
Less valuation allowance	(0.1)	(0.7)
Total net deferred tax assets	$65.0	$64.1
Deferred tax liabilities:
Property, plant and equipment	$(24.8)	$(22.5)
Intangible assets including goodwill	(31.2)	(30.3)
Pension asset	(7.6)	(10.9)
Customer relationships	(5.1)	(3.4)
Unremitted overseas earnings	(4.4)	(1.9)
Right-of-use assets	(12.5)	(11.8)
Other	(2.5)	(3.6)
Total deferred tax liabilities	$(88.1)	$(84.4)
Net deferred tax liability	$(23.1)	$(20.3)
Deferred tax assets	$10.4	$5.9
Deferred tax liabilities	(33.5)	(26.2)
	$(23.1)	$(20.3)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Available evidence considered in determining the use of deferred tax assets includes, but is not limited to, cumulative losses arising in recent accounting periods, the Company’s estimate of future taxable income and any applicable tax-planning strategies. Based on such evidence, if it is more likely than not that some portion or all of such deferred tax assets will not be realized, a valuation allowance is recorded to reduce the Company’s deferred tax assets. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $0.1 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if other evidence becomes available.

As of December 31, 2023, the Company has approximately $0.3 million of tax-effected state net operating loss carryforwards, net of federal benefit. Some of these loss carryforwards will begin to expire in 2036 if not utilized, while other can be carried forward indefinitely. The Company utilized all remaining federal net operating loss carryforwards during 2023. The Company also has approximately $8.9 million of tax-effected foreign net operating loss carryforwards, net of valuation allowance, across five of the Company’s foreign subsidiaries, which can also be carried forward indefinitely.

Note 12. Long-Term Debt

As at December 31, 2023 and 2022, the Company has not drawn down on its revolving credit facility.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company (together with the Company, the “Borrowers”) entered into a Multicurrency Revolving Facility Agreement with various lenders (the “Agreement”) which replaces the Company’s credit facility agreement dated September 26, 2019. The Agreement provides for a $250,000,000 four-year multicurrency revolving loan facility available to the Borrowers (the “Facility”). The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125,000,000. The termination date of the Facility is May 30, 2027, but the Company has an option to request an extension of the Facility for a further year. As a consequence, the Company has capitalized $1.4 million of costs relating to the new Agreement which are to be amortized over the period to May 30, 2027. In addition, the Company has written-off $0.6 million of capitalized costs relating to the previous agreement.

The deferred finance costs of $1.2 million (December 31, 2022 – $0.6 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

(in millions)	2023	2022
Gross cost at January 1	$1.8	$1.8
Written off	(1.8)	—
Capitalized in the year	1.4	—
	1.4	1.8
Accumulated amortization at January 1	$(1.2)	$(0.8)
Written off	1.4	—
Amortization in the year	(0.4)	(0.4)
	$(0.2)	$(1.2)
Net book value at December 31	$1.2	$0.6

Amortization expense was $0.4 million, $0.4 million and $0.3 million in 2023, 2022 and 2021, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

The obligations of the Company under the credit facility are secured obligations and guaranteed by certain subsidiaries of the Company. Amounts available under the revolving facility may be borrowed in U.S. dollars, Euros, British pounds and other freely convertible currencies.

The Company’s credit facility contains restrictive clauses which may constrain our activities and limit our operational and financial flexibility. The facility obliges the lenders to comply with a request for utilization of finance unless there is an event of default outstanding. Events of default are defined in the credit facility and include a material adverse change to our assets, operations or financial condition. The facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guarantee obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business.

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2023 and does not expect to breach these covenants for the next 12 months.

The weighted average rate of interest on borrowings was 0.00% at December 31, 2023 and 0.00% at December 31, 2022. Payments of interest on long-term debt were $0.0 million, $0.0 million and $0.0 million in 2023, 2022 and 2021, respectively.

The net cash outflows in respect of refinancing costs were $1.4 million, $0.0 million and $0.0 million in 2023, 2022 and 2021, respectively.

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

Movements in the provisions are summarized as follows:

(in millions)	2023	2022	2021
Total at January 1	$57.2	$56.5	$58.5
Charge for the period	8.9	5.3	3.9
Utilized in the period	(4.9)	(4.2)	(5.3)
Exchange effect	0.4	(0.4)	(0.6)
Total at December 31	61.6	57.2	56.5
Due within one year	(4.6)	(5.3)	(5.2)
Due after one year	$57.0	$51.9	$51.3

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

The charge for the period in 2023 represents the accretion expense recognized of $3.7 million and a further $5.2 million primarily in respect of changes in the expected cost and scope of future remediation activities. The charges for plant closure provisions are recognized in cost of goods sold for our reporting segments and within selling, general and administrative expenses for Corporate costs.

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

Expenditure utilizing plant closure provisions was $4.9 million, $4.2 million and $5.3 million in 2023, 2022 and 2021, respectively.

Note 14. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2023, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	$4.8	$4.8	$2.7	$2.7
Liabilities
Derivatives (Level 1 measurement):
Other current liabilities:
Foreign currency forward exchange contracts	1.0	1.0	0.5	0.5
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	23.4	23.4	—	—

The following methods and assumptions were used to estimate the fair values:

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable at December 31, 2023 has been calculated based on the latest forecast.

Note 15. Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate, raw material cost exposures and greenhouse gases emission allowances, as the need arises.

The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2023 and 2022, there were no interest rate swaps in place. Interest rate swaps were previously in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2023, foreign currency forward exchange contracts with a notional value of $156.5 million were in place (December 31, 2022 $161.1 million), with maturity dates of up to one year from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2023 was a loss of $4.0 million (2022 – gain $0.7 million).

As at December 31, 2023 and 2022, the Company did not hold any raw material derivatives.

The Company participates in the new United Kingdom Emissions Trading Scheme (“UK ETS”) which was launched on January 1, 2021. Emissions trading schemes work on the ‘cap and trade’ principle, where a cap is set on the total amount of certain greenhouse gases that can be emitted by sectors covered by the scheme. This limits the total amount of carbon that can be emitted. Within this cap, participants receive free allowances and/or buy emission allowances at auction or on the secondary market which they can trade with other participants as needed. As at December 31, 2023, the Company held UK ETS credits of $4.8 million (December 31, 2022 – $2.7 million).

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

Capital commitments

The estimated additional cost to complete work in progress at December 31, 2023 is $33.7 million (2022 – $37.7 million).

Internally developed software

The estimated additional cost to complete work in progress at December 31, 2023 is $8.9 million (2022 – $25.0 million).

Contingencies

Legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, employee and product liability claims.

As previously reported in the first quarter of 2023, we have lodged a civil and criminal legal claim and insurance claim related to a misappropriation of inventory in Brazil and as a consequence we have written-off $7.4 million of our inventory to cost of goods sold in our financial statements. In the second quarter of 2023, we have incurred additional charges of $8.0 million as we exited the Brazilian trading relationship associated with the inventory misappropriation. The costs incurred in the second quarter include $5.0 million to cost of goods sold and $3.0 million to selling, general and administration costs. A corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2023, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $6.2 million (December 31, 2022 – $7.0 million). The remaining terms of the fixed maturity guarantees vary from approximately 1 month to 9 years, with some further guarantees having no fixed expiry date.

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

Note 17. Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2023	2022	2021	2023	2022	2021
At January 1	29,554.5	29,554.5	29,554.5	4,789	4,781	4,959
Exercise of options	—	—	—	(113)	(55)	(185)
Stock purchases	—	—	—	11	63	7
At December 31	29,554.5	29,554.5	29,554.5	4,687	4,789	4,781

At December 31, 2023, the Company had authorized common stock of 40,000,000 shares (2022 - 40,000,000).

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

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and the fair value is linked to the Innospec Inc. share price. SEUs have vesting periods ranging from six months to 5 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2023 the liability for SEUs of $23.2 million is included in accrued liabilities in the consolidated balance sheet, where they will remain until they are cash settled.

The fair value of SEUs is re-measured at each balance sheet reporting date using either the Black-Scholes model, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model.

Compensation cost

The compensation cost recorded for stock options was $8.0 million, $6.7 million and $4.4 million for 2023, 2022 and 2021, respectively. The compensation cost for stock options is based on the grant-date fair value and spread evenly over the vesting period.

The compensation cost recorded for SEUs was $13.5 million, $24.2 million and $3.1 million for 2023, 2022 and 2021, respectively. The compensation cost for SEUs is spread over the life of the award subject to a revaluation to the fair value at each quarter end. The revaluation may result in a charge or a credit to the income statement in each quarter dependent upon our share price movements and other performance criteria.

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

Transactions in the period

The fair value of each stock option or SEU granted in the year was estimated on the date of grant using the Black-Scholes option-pricing model and where appropriate the Monte Carlo simulation model. These models utilized the following weighted average assumptions to determine the grant-date fair values of the share-based compensation granted in the year:

	2023	2022	2021
Dividend yield	1.16%	1.27%	1.17%
Expected life	4 years	5 years	5 years
Volatility	39.7%	39.8%	40.2%
Risk free interest rate	4.47%	2.90%	0.45%

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

The following tables summarizes the transactions of the Company’s share-based compensation plans for the year ended December 31, 2023.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2022	757,040	$69.0
Granted	159,322	$94.4
Vested	(210,702)	$66.6
Forfeited	(52,769)	$76.1
Nonvested at December 31, 2023	652,891	$75.2

	Number of shares	Weighted Average Exercise price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	864,518	$20.1
Granted	159,322	$9.8
Exercised	(267,297)	$4.2
Forfeited	(54,767)	$7.9
Outstanding at December 31, 2023	701,776	$24.8	3.3
Exercisable at December 31, 2023	48,885	$29.2	4.3

Other disclosures

As at December 31, 2023, there was $21.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The total intrinsic value of share-based compensation plans outstanding at December 31, 2023 was $69.1 million. The total intrinsic value of share-based compensation plans exercisable at December 31, 2023 was $4.6 million. The total intrinsic value of share-based compensation plans exercised, was approximately $27.9 million in 2023 and $18.1 million in 2022.

The total cash paid for SEUs exercised was approximately $16.8 million in 2023 and $15.0 million in 2022. The total fair value of share-based compensation that vested was $14.0 million in 2023 and $13.0 million in 2022.

The weighted-average grant-date fair value of share-based compensation plans granted during 2023, 2022, and 2021 was $94.4, $60.2, and $84.8, respectively.

The Company recorded a current tax charge of $0.3 million in 2023, a current tax charge of $0.7 million in 2022 and a current tax benefit of $1.3 million in 2021, in relation to stock option compensation. This amount is inclusive of excess tax benefits.

Note 19. Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for 2023 were:

(in millions)
Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.5	See (1) below
Amortization of actuarial net losses	(2.1)	See (1) below
	(1.6)	Total before tax
	0.3	Income tax expense
Total reclassifications	$(1.3)	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Changes in AOCL for 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income/(losses) before reclassifications	—	15.9	15.9
Amounts reclassified from AOCL	(1.3)	—	(1.3)
Actuarial net gains/(losses) arising during the year	(17.5)	—	(17.5)
Net current period other comprehensive income/(losses)	(18.8)	15.9	(2.9)
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)

Reclassifications out of AOCL for 2022 were:

(in millions)
Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.5	See (1) below
Amortization of actuarial net losses	0.5	See (1) below
	1.0	Total before tax
	(0.2)	Income tax expense
Total reclassifications	$0.8	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Changes in AOCL for 2022, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2021	$10.7	$(57.6)	$(46.9)
Other comprehensive income/(losses) before reclassifications	—	(29.2)	(29.2)
Amounts reclassified from AOCL	0.8	—	0.8
Actuarial net gains arising during the year	(69.9)	—	(69.9)
Net current period other comprehensive income/(losses)	(69.1)	(29.2)	(98.3)
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)

Note 20. Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This guidance establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing guidance. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company intends to adopt the new standard on January 1, 2025. We are currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements, including accounting policies, processes and systems, but we do not expect the adoption of this ASU will have a material impact on the Company’s disclosures.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not currently expect the adoption of this ASU will have a material impact on the Company’s disclosures.

Note 21. Related Party Transactions

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In 2023, the Company purchased product from AdvanSix for $0.4 million (2022 – $0.5 million; 2021 - $0.4 million). As at December 31, 2023, the Company owed $0.0 million to AdvanSix (December 31, 2022 – $0.0 million).

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In 2023, the Company incurred fees payable to SGR of $0.3 million, (2022 - $0.3 million; 2021 - $0.1 million). As at December 31, 2023, the Company owed $0.0 million to SGR (December 31, 2022 – $0.0 million).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2023 for a value of $0.1 million (2022 - $0.1 million; 2021 – $0.6 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at December 31, 2023, EMR owed $0.0 million (December 31, 2022 – $0.0 million).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2023.

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

On December 8, 2023, the Company acquired QGP Química Geral S.A. (“QGP”). As permitted by related SEC staff interpretive guidance for newly acquired businesses, management has excluded QGP from its assessment of the effectiveness of the Company’s internal control over financial reporting. QGP represents less than 2% of the total assets of the Company, excluding goodwill and other intangible assets, and less than 1% of the total revenues of the Company, as of and for the year ended December 31, 2023.

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the

Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2023.

Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

(a) None.

(b) None.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of two Class II Directors,” “Corporate Governance – Board Committees – Audit Committee– Audit Committee Financial Expert,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2024 (“the Proxy Statement”) is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Any stockholder who would like to receive a copy of our Code of Conduct, our Corporate Governance Guidelines or any charters of our Board’s committees may obtain them without charge by writing to the General Counsel and Chief Compliance Officer, Innospec Inc., 8310 South Valley Highway, Suite 350, Englewood, Colorado, 80112, e-mail investor@innospec.com. These and other documents can also be accessed via the Company’s website, www.innospec.com.

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

(1)
Financial Statements

The Consolidated Financial Statements (including Notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP (PCAOB ID 00876) dated February 14, 2024, are set forth in Item 8.

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

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. ShareSave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.12	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.15	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated May 31, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K on June 1, 2023).

10.16	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.17	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018)

10.19	Innospec Inc. Nonqualified Deferred Compensation Plan.* (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 22, 2022)

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Innospec Inc. Clawback Policy (filed herewith).

101	INLINE XBRL TAXONOMY EXTENSION SCHEMA WITH EMBEDDED LINKBASES DOCUMENT

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

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
February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2024:

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