Form 10-Q
period 2024-03-31
INNOSPEC INC.
filed 2024-05-10
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common Stock, par value $0.01	24,933,245

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2023 and other reports filed with the U.S. Securities and Exchange Commission ("SEC"). You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2024	2023
Net sales	$500.2	$509.6
Cost of goods sold	(344.5)	(361.8)
Gross profit	155.7	147.8
Operating expenses:
Selling, general and administrative	(92.7)	(96.2)
Research and development	(11.8)	(10.6)
Adjustment to fair value of contingent consideration	(0.8)	—
Profit on disposal of property, plant and equipment	0.1	—
Total operating expenses	(105.2)	(106.8)
Operating income	50.5	41.0
Other income, net	2.7	3.7
Interest income, net	2.1	0.3
Income before income tax expense	55.3	45.0
Income tax expense	(13.9)	(11.8)
Net income	$41.4	$33.2
Earnings per share:
Basic	$1.66	$1.34
Diluted	$1.65	$1.33
Weighted average shares outstanding (in thousands):
Basic	24,893	24,801
Diluted	25,066	24,962

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$41.4	$33.2
Other comprehensive income/(loss):
Changes in cumulative translation adjustment (1)	(7.7)	5.1
Amortization of prior service cost	0.1	0.1
Amortization of actuarial net gains	(0.1)	(0.5)
Other comprehensive income/(loss), before tax	(7.7)	4.7
Income tax income/(expense) related to other comprehensive income	0.4	(0.3)
Total comprehensive income	$34.1	$37.6

(1) Amounts are before tax of $0.4 million and $(0.4) million in 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$270.1	$203.7
Trade and other accounts receivable (less allowances of $9.0 million and $10.3 million, respectively)	318.2	359.8
Inventories (less allowances of $26.4 million and $28.1 million, respectively):
Finished goods	216.5	215.7
Raw materials	87.8	84.4
Total inventories	304.3	300.1
Prepaid expenses	15.0	18.7
Prepaid income taxes	4.4	2.8
Other current assets	0.9	0.6
Total current assets	912.9	885.7
Net property, plant and equipment	268.7	268.3
Operating leases right-of-use assets	43.5	45.1
Goodwill	397.5	399.3
Other intangible assets	57.7	57.3
Deferred tax assets	10.4	10.4
Pension asset	36.1	35.1
Other non-current assets	6.0	6.2
Total assets	$1,732.8	$1,707.4

Liabilities and Equity
Current liabilities:
Accounts payable	$166.4	$163.6
Accrued liabilities	163.6	185.9
Current portion of operating lease liabilities	13.6	13.6
Current portion of plant closure provisions	4.6	4.6
Current portion of accrued income taxes	12.2	2.6
Current portion of unrecognized tax benefits	4.5	1.2
Total current liabilities	364.9	371.5
Operating lease liabilities, net of current portion	30.0	31.6
Plant closure provisions, net of current portion	56.6	57.0
Accrued income taxes, net of current portion	11.6	11.6
Unrecognized tax benefits, net of current portion	10.5	13.6
Deferred tax liabilities	34.1	33.5
Pension liabilities and post-employment benefits	13.0	13.3
Acquisition-related contingent consideration	23.5	23.4
Other non-current liabilities	2.4	2.3
Total liabilities	546.6	557.8
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	362.4	361.0
Treasury stock (4,621,255 and 4,686,511 shares at cost, respectively)	(93.3)	(94.3)
Retained earnings	1,069.6	1,028.2
Accumulated other comprehensive loss	(155.4)	(148.1)
Total Innospec stockholders’ equity	1,183.6	1,147.1
Non-controlling interest	2.6	2.5
Total equity	1,186.2	1,149.6
Total liabilities and equity	$1,732.8	$1,707.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net income	$41.4	$33.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.4	9.3
Adjustment to fair value of contingent consideration	0.8	—
Deferred taxes	0.8	1.2
Profit on disposal	(0.1)	—
Non-cash income on defined benefit pension plans	(0.8)	(0.8)
Stock option compensation	2.1	1.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	39.5	(6.0)
Inventories	(6.0)	9.1
Prepaid expenses	3.6	(1.2)
Accounts payable and accrued liabilities	(19.7)	(28.0)
Plant closure provisions	(0.1)	(0.3)
Income taxes	8.8	0.8
Unrecognized tax benefits	0.2	0.3
Other assets and liabilities	(0.3)	2.3
Net cash provided by operating activities	80.6	21.8
Cash Flows from Investing Activities
Capital expenditures	(10.7)	(17.7)
Proceeds on disposal of property, plant and equipment	0.1	—
Internally developed software	(3.7)	(4.3)
Net cash used in investing activities	(14.3)	(22.0)
Cash Flows from Financing Activities
Non-controlling interest	0.2	—
Issue of treasury stock	0.7	0.7
Repurchase of common stock	(0.4)	(0.3)
Net cash provided by financing activities	0.5	0.4
Effect of foreign currency exchange rate changes on cash	(0.4)	0.2
Net change in cash and cash equivalents	66.4	0.4
Cash and cash equivalents at beginning of period	203.7	147.1
Cash and cash equivalents at end of period	$270.1	$147.5

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				41.4			41.4
Changes in cumulative translation adjustment, net of tax					(7.3)		(7.3)
Share of net income						0.1	0.1
Treasury stock reissued		(0.7)	1.4				0.7
Treasury stock repurchased			(0.4)				(0.4)
Stock option compensation		2.1					2.1
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					(0.1)		(0.1)
Balance at March 31, 2024	$0.3	$362.4	$(93.3)	$1,069.6	$(155.4)	$2.6	$1,186.2

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				33.2			33.2
Changes in cumulative translation adjustment, net of tax					4.7		4.7
Treasury stock reissued		(1.2)	2.1				0.9
Treasury stock repurchased			(0.2)				(0.2)
Stock option compensation		1.9					1.9
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net losses, net of tax					(0.4)		(0.4)
Balance at March 31, 2023	$0.3	$354.8	$(93.5)	$957.4	$(140.8)	$2.4	$1,080.6

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 14, 2024 (the “2023 Form 10-K”).

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2024	2023
Net Sales:
Personal Care	94.8	88.2
Home Care	26.4	23.7
Other	39.6	39.5
Performance Chemicals	$160.8	$151.4
Refinery and Performance	145.1	149.5
Other	31.8	40.8
Fuel Specialties	176.9	190.3
Oilfield Services	162.5	167.9
	$500.2	$509.6
Operating income/(loss):
Performance Chemicals	$21.1	$10.4
Fuel Specialties	33.4	32.4
Oilfield Services	16.9	15.9
Corporate costs	(20.2)	(17.7)
Adjustment to fair value of contingent consideration	(0.8)	—
Profit on disposal of property, plant and equipment	0.1	—
Total operating income	$50.5	$41.0

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended March 31,
	2024	2023
Numerator (in millions):
Net income available to common stockholders	$41.4	$33.2
Denominator (in thousands):
Weighted average common shares outstanding	24,893	24,801
Dilutive effect of stock options and awards	173	161
Denominator for diluted earnings per share	25,066	24,962
Net income per share, basic:	$1.66	$1.34
Net income per share, diluted:	$1.65	$1.33

In the three months ended March 31, 2024, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 31,184 (three months ended March 31, 2023 – 25,783).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2024
Gross cost at January 1	$399.3
Acquisitions	1.5
Exchange effect	(3.3)
Gross cost at March 31	$397.5

In relation to the acquisition of QGP Química Geral S.A. (“QGP”) in December 2023, the fair value of the acquired net asset value reported at the end of the previous quarter has been revised. As a result there has been a decrease of $1.5 million in the fair value of the net assets acquired, with a corresponding increase to the acquired goodwill.

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

The exchange effect for the three months ended March 31, 2024 was $3.3 million relating to our Performance Chemicals segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2024
Gross cost at January 1	$315.1
Additions	3.6
Exchange effect	(1.2)
Gross cost at March 31	317.5
Accumulated amortization at January 1	(257.8)
Amortization expense	(2.8)
Exchange effect	0.8
Accumulated amortization at March 31	(259.8)
Net book amount at March 31	$57.7

The amortization expense for the three months ended March 31, 2024 was $2.8 million (three months ended March 31, 2023 – $2.7 million).

In relation to the acquisition of QGP in December 2023, a provisional amount based on previous acquisitions and management’s best current estimate has been included for customer lists. We have provisionally estimated the expected useful life of the other intangible assets to be 10 years. The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but does not exceed twelve months.

In 2024, we capitalized $3.6 million in relation to our internally developed software for a new Enterprise Resource Planning system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development.

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

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended March 31,
(in millions)	2024	2023
Service cost	$(0.8)	$(0.9)
Interest cost on projected benefit obligation	(4.7)	(4.9)
Expected return on plan assets	6.4	6.2
Amortization of prior service cost	(0.1)	(0.1)
Amortization of actuarial net gains	0.1	0.5
Net periodic benefit	$0.9	$0.8

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net gains are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at March 31, 2024, we have recorded a liability of $4.2 million (December 31, 2023 – $4.2 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2024	$10.5	$4.3	$14.8
Net change for tax positions of prior periods	(0.1)	0.3	0.2
Closing balance at March 31, 2024	10.4	4.6	15.0
Current	(3.2)	(1.3)	(4.5)
Non-current	$7.2	$3.3	$10.5

All of the $15.0 million of unrecognized tax benefits would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company has determined that additional tax and interest totaling $1.2 million may arise as a result of the ongoing review.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, is subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.3 million may arise as a consequence of the tax audit. This includes a reduction for foreign exchange movements of $0.1 million recorded in the three months to March 31, 2024. As any additional tax arising as a consequence of the tax audit would be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement. Following the end of the quarter, the Company received notice from the previous owner that the ongoing tax audit process is close to resolution. The liability which is expected to arise on settlement is consistent with the amount recorded.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $10.5 million may arise in relation to this item. This includes an increase in interest accrued of $0.3 million in the three months to March 31, 2024. The Company believes that it is reasonably possible that there will be a decrease of $10.5 million unrecognized tax benefits during 2024 in relation to this item due to a lapse of the statute of limitations.

As of March 31, 2024, the Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of 2017 year and for years 2020 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2019 onwards), Germany (2019 onwards), and the U.K. (2017 onwards).

NOTE 8 – LONG-TERM DEBT

As at March 31, 2024, and December 31, 2023, the Company had not drawn down on its revolving credit facility. During the first three months of 2024 and 2023, the Company did not draw down or repay any borrowing on its revolving credit facility.

The Company continues to have available a $250.0 million revolving credit facility until May 30, 2027. The facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.

As at March 31, 2024, the deferred finance costs of $1.1 million (December 31, 2023 - $1.2 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

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

Movements in the provisions are summarized as follows:

(in millions)	2024
Total at January 1	$61.6
Charge for the period	0.8
Utilized in the period	(0.9)
Exchange effect	(0.3)
Total at March 31	61.2
Due within one year	(4.6)
Due after one year	$56.6

The charge for the three months ended March 31, 2024 was $0.8 million (three months ended March 31, 2023 – $0.9 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	$3.9	$3.9	$4.8	$4.8
Foreign currency forward exchange contracts	0.5	0.5	—	—
Liabilities
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	—	—	1.0	1.0
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	$23.5	$23.5	$23.4	$23.4

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable has been calculated based on the latest forecast.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2024, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first three months of 2024 was a gain of $1.0 million (first three months of 2023 – a loss of $0.9 million).

NOTE 12 – CONTINGENCIES

Legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, and employee and product liability claims.

As reported in the 2023 Form 10-K, we have incurred financial losses and lodged a civil and criminal legal claim related to a misappropriation of inventory in Brazil. As at the time of filing, there have been no significant developments to report in relation to the claims being made. Consistent with prior quarters, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2024, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $6.8 million (December 31, 2023 - $6.2 million). The remaining terms of the fixed maturity guarantees are up to 9 years, with some further guarantees having no fixed expiry date.

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

The Company and its affiliates have numerous long-term sales and purchase commitments in connection with their various business activities, which are expected to be fulfilled with no adverse consequences material to the Company.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The compensation cost recorded for stock options for the three months ended March 31, 2024 and 2023 was $2.1 million and $1.9 million, respectively.

The compensation cost recorded for stock equivalent units for the three months ended March 31, 2024 and 2023 was $2.5 million and $3.2 million, respectively.

The following table summarizes the transactions of the Company’s stock-based compensation plans for the three months ended March 31, 2024.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2023	652,891	$75.2
Granted	135,942	$130.5
Vested	(160,207)	$86.6
Forfeited	(7,151)	$83.9
Nonvested at March 31, 2024	621,475	$84.2

For the awards granted with market conditions during the three months ended March 31, 2024, a Monte Carlo model has been used to calculate the grant-date fair value. For all other awards granted in the quarter, a fair market value methodology has been used to calculate the grant-date fair value.

The awards granted with market conditions during the three months ended March 31, 2024, include a performance measure for Innospec's total shareholder return as compared to a peer group of companies. This measure can result in a maximum 130% vesting for the number of stock options granted. The maximum potential vesting has been reflected in the grant-date fair value calculation, but not reflected for the number of awards granted, as shown in the table above. All other awards granted in the quarter have similar vesting conditions to those granted in the previous periods.

As of March 31, 2024, there was $34.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first three months of 2024 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	(0.1)	See (1) below
	—	Total before tax
	—	Income tax expense
Total reclassifications	$—	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first three months of 2024, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)
Other comprehensive income before reclassifications	—	(7.3)	(7.3)
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income	—	(7.3)	(7.3)
Balance at March 31, 2024	$(77.2)	$(78.2)	$(155.4)

Reclassifications out of AOCL for the first three months of 2023 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.1	See (1) below
Amortization of actuarial net losses	(0.5)	See (1) below
	(0.4)	Total before tax
	0.1	Income tax expense
Total reclassifications	$(0.3)	Net of tax

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix Inc. ("AdvanSix"), a chemicals manufacturer, since February 2020. In the first three months of 2024 the Company did not make any purchases from AdvanSix (first three months of 2023 – $0.1 million). As at March 31, 2024, the Company owed nil to AdvanSix (December 31, 2023 – nil).

Mr. Robert I. Paller has been a non-executive director of the Company since November 1, 2009. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. In the first three months of 2024 the Company incurred fees from SGR of $0.2 million (first three months of 2023 – $0.1 million). As at March 31, 2024, the Company owed less than $0.1 million to SGR (December 31, 2023 – nil).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company sold scrap metal to EMR in the first three months of 2024 for less than $0.1 million (first three months of 2023 – less than $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2024, EMR owed less than $0.1 million for scrap metal purchased from the Company (December 31, 2023 – nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2024

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to plant closure provisions, pensions, income taxes and goodwill. These policies have been discussed in the Company’s 2023 Form 10-K.

RESULTS OF OPERATIONS

The Company reports its financial performance based on three reportable segments, which are Performance Chemicals, Fuel Specialties and Oilfield Services.

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended March 31,
(in millions)	2024	2023
Net sales:
Performance Chemicals	$160.8	$151.4
Fuel Specialties	176.9	190.3
Oilfield Services	162.5	167.9
	$500.2	$509.6
Gross profit:
Performance Chemicals	$37.7	$24.1
Fuel Specialties	60.6	57.4
Oilfield Services	57.4	66.3
	$155.7	$147.8
Operating income/(loss):
Performance Chemicals	$21.1	$10.4
Fuel Specialties	33.4	32.4
Oilfield Services	16.9	15.9
Corporate costs	(20.2)	(17.7)
Adjustment to fair value of contingent consideration	(0.8)	—
Profit on disposal of property, plant and equipment	0.1	—
Total operating income	$50.5	$41.0

Three Months Ended March 31, 2024

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended March 31, 2024 and the three months ended March 31, 2023:

	Three Months Ended March 31,
(in millions, except ratios)	2024	2023	Change
Net sales:
Performance Chemicals	$160.8	$151.4	$9.4	+6%
Fuel Specialties	176.9	190.3	(13.4)	-7%
Oilfield Services	162.5	167.9	(5.4)	-3%
	$500.2	$509.6	$(9.4)	-2%
Gross profit:
Performance Chemicals	$37.7	$24.1	$13.6	+56%
Fuel Specialties	60.6	57.4	3.2	+6%
Oilfield Services	57.4	66.3	(8.9)	-13%
	$155.7	$147.8	$7.9	+5%
Gross margin (%):
Performance Chemicals	23.4	15.9	+7.5
Fuel Specialties	34.3	30.2	+4.1
Oilfield Services	35.3	39.5	-4.2
Aggregate	31.1	29.0	+2.1
Operating expenses:
Performance Chemicals	$(16.6)	$(13.7)	$(2.9)	+21%
Fuel Specialties	(27.2)	(25.0)	(2.2)	+9%
Oilfield Services	(40.5)	(50.4)	9.9	-20%
Corporate costs	(20.2)	(17.7)	(2.5)	+14%
Adjustment to fair value of contingent consideration	(0.8)	—	(0.8)	n/a
Profit on disposal of property, plant and equipment	0.1	—	0.1	n/a
	$(105.2)	$(106.8)	$1.6	-1%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2024
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+19	+9	+14	+13
Acquisition	—	—	—	+6
Price and product mix	-12	-15	-12	-14
Exchange rates	—	+2	+1	+1
	+7	-4	+3	+6

Higher sales volumes for all our regions was driven by increased demand for our personal care and home care products resulting from higher consumer demand. All our regions were affected by an adverse price and product mix due to lower selling prices driven by lower raw material costs. EMEA and ASPAC benefited from favorable exchange rate movements against the U.S. dollar.

Gross margin: the year over year increase of 7.5 percentage points was due to margins returning to a more normalized level when compared to the depressed margins in the prior year. Margins have benefited from raw materials pricing reductions in the current year, combining with the favorable impact for our manufacturing efficiency due to the higher production volumes.

Operating expenses: increased $2.9 million year over year, due to higher selling expenses, including commissions and increased provisions for doubtful debts, together with higher performance-related remuneration.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2024
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-2	—	+1	-24	-2
Price and product mix	-3	-10	-4	+1	-6
Exchange rates	—	+2	—	—	+1
	-5	-8	-3	-23	-7

Sales volumes were down in the Americas, in part due to a milder winter compared to the prior year which has adversely impacted the sales of our winter related products. ASPAC volumes are slightly up on the prior year due to variations in the timing of demand. Price and product mix was adverse in all our regions due to the decreased sales of higher margin products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being partly offset by a favorable price and product mix from a higher proportion of sales to higher margin customers. EMEA benefited from favorable exchange rate movements year over year against the U.S. dollar.

Gross margin: the year over year increase of 4.1 percentage points was primarily due to the adverse impact in the prior year in relation to the inventory misappropriation of $7.4 million in Brazil. The current year margins are more in line with our normal expectations.

Operating expenses: the year over year increase of $2.2 million includes increased spending on research and development and higher performance-related remuneration.

Oilfield Services

Net sales: have decreased year over year by $5.4 million, or 2 percent, with the majority of our customer activity continuing to be concentrated in the Americas region. Sequentially quarter on quarter, demand from our production chemicals customers has softened. In the short-term we expect production chemicals activity to remain below previous quarters and will continue to pursue further sales growth and margin improvement in our other oilfield segments.

Gross margin: the year over year decrease of 4.2 percentage points was due to an adverse sales mix compared to the prior year comparative.

Operating expenses: the year over year decrease of $9.9 million was driven by lower selling expenses, including lower customer service costs which are necessary to support the demand from certain customers, together with lower provisions for doubtful debts.

Other Income Statement Captions

Corporate costs: the year over year increase of $2.5 million was due to the growth and timing of information technology expenditure, higher performance-related remuneration and the adverse revaluation of our United Kingdom Emissions Trading Scheme carbon credits which can be traded on the open market.

Adjustment to fair value of contingent consideration: the $0.8 million expense in 2024 represents the accretion charge for the acquisition-related contingent consideration payable in relation to our QGP operation in Brazil which was acquired in December 2023.

Other net income/(expense): for the first quarter of 2024 and 2023, included the following:

(in millions)	2024	2023	Change
Net pension credit	$1.7	$1.7	—
Foreign exchange gains on translation	—	2.9	(2.9)
Foreign currency forward contracts gains/(losses)	1.0	(0.9)	1.9
	$2.7	$3.7	$(1.0)

Interest income, net: was income of $2.1 million in the first quarter of 2024 compared to income of $0.3 million in the first quarter of 2023. Interest income from our cash balances has increased over recent periods due to higher central bank interest rates together with the increases in our cash balances.

Income taxes: the effective tax rate was 25.1% and 26.2% in the first quarter of 2024 and 2023, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.5% in 2024 compared with 25.8% in 2023. The 1.3% percentage point decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended March 31,
(in millions)	2024	2023
Income before income taxes	$55.3	$45.0
Indemnification asset regarding tax audit	0.1	(0.1)
Adjustment for stock compensation	2.1	1.9
Adjustment to fair value of contingent consideration	0.8	—
Legacy cost of closed operations	0.8	0.8
Adjusted income before income taxes	$59.1	$47.6
Income taxes	$13.9	$11.8
Tax on stock compensation	(0.1)	—
Adjustment of income tax provision	0.2	0.3
Tax on adjustment to fair value of contingent consideration	0.3	—
Tax on legacy cost of closed operations	0.2	0.2
Adjusted income taxes	$14.5	$12.3
GAAP effective tax rate	25.1%	26.2%
Adjusted effective tax rate	24.5%	25.8%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first three months of 2024 our working capital increased by $33.8 million, while our adjusted working capital decreased by $21.6 million. The difference is primarily due to the exclusion of increases in our cash balances from the adjusted working capital.

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

(in millions)	March 31, 2024	December 31, 2023
Total current assets	$912.9	$885.7
Total current liabilities	(364.9)	(371.5)
Working capital	548.0	514.2
Less cash and cash equivalents	(270.1)	(203.7)
Less prepaid income taxes	(4.4)	(2.8)
Less other current assets	(0.9)	(0.6)
Add back current portion of accrued income taxes	12.2	2.6
Add back current portion of unrecognized tax benefits	4.5	1.2
Add back current portion of plant closure provisions	4.6	4.6
Add back current portion of operating lease liabilities	13.6	13.6
Adjusted working capital	$307.5	$329.1

We had a $41.6 million decrease in trade and other accounts receivable, driven primarily by the timing of trading activity in our Oilfield Services segment. Days’ sales outstanding decreased in our Performance Chemicals segment from 64 days to 61 days; increased from 55 days to 56 days in our Fuel Specialties segment; and decreased from 55 days to 48 days in our Oilfield Services segment.

We had a $4.2 million increase in inventories, including a $1.7 million decrease in allowances, primarily due to our continued approach of maintaining higher inventory levels in order to mitigate the risk of supply chain disruption for certain key raw materials, in particular for our Fuel Specialties segment. Days’ sales in inventory decreased in our Performance Chemicals segment from 62 days to 55 days; increased from 121 days to 133 days in our Fuel Specialties segment; and increased from 48 days to 55 days in our Oilfield Services segment.

Prepaid expenses decreased $3.7 million, from $18.7 million to $15.0 million, due to the normal expensing of prepaid invoices.

We had a $19.5 million decrease in accounts payable and accrued liabilities, due to the timing of production to align with customer demand in our Oilfield Services segment, and dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) remained constant in our Performance Chemicals segment at 45 days; increased from 41 days to 45 days in our Fuel Specialties segment; and increased from 48 days to 51 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $80.6 million in the first three months of 2024 compared to $21.8 million in the first three months of 2023. The increase in cash generated from operating activities was related to reductions in our working capital for the first three months of 2024, together with the changes for income tax payments and the contribution from higher profitability.

Cash

At March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $270.1 million and $203.7 million, respectively, of which $72.6 million and $59.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The increase in cash and cash equivalents of $66.4 million for the first three months of 2024 was driven by the cash generated from operating activities together with decreased working capital requirements, being partly offset by our continued investments in capital projects.

Debt

At March 31, 2024, and December 31, 2023, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases.

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

The Company’s exposure to market risk has been discussed in the Company’s 2023 Annual Report on Form 10-K and there have been no significant changes since that time.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On December 8, 2023, the Company acquired QGP Química Geral S.A. (“QGP”). As permitted by related SEC staff interpretive guidance for newly acquired businesses, management has excluded QGP from its assessment of the effectiveness of the Company’s internal control over financial reporting. We are currently in the process of implementing our internal control structure over the acquired operations and expect that this effort will be completed in 2024.

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As reported in the 2023 Form 10-K, we have incurred financial losses and lodged a civil and criminal legal claim related to a misappropriation of inventory in Brazil. As at the time of filing, there have been no significant developments to report in relation to the claims being made. Consistent with prior quarters, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Item 1A Risk Factors

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2023 Form 10-K. In management’s view, there have been no material changes in the risk factors facing the Company as disclosed in those SEC filings.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The following table provides information about our repurchases of equity securities in the period.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2024 through February 29, 2024	3,108	$123.33	—	$43.6	million

Total	3,108	$123.33	—	$43.6	million

During the quarter ended March 31, 2024, the Company did not purchase any of its common stock as part of its share repurchase program announced on February 15, 2022. The repurchase program allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on February 16, 2022.

During the quarter ended March 31, 2024, the company repurchased its common stock in connection with the exercising of stock options by directors and employees.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

10.1	Innospec - 2024 Performance Shares Grant Agreement. *
10.2	Innospec - 2024 Time-Based Shares Grant Agreement. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document and Related Item - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

* Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: May 10, 2024	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: May 10, 2024	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer