Form 10-Q
period 2024-06-30
INNOSPEC INC.
filed 2024-08-07
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2024
Common Stock, par value $0.01	24,941,421

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2023, and other reports filed with the U.S. Securities and Exchange Commission ("SEC"). You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2024	2023	2024	2023
Net sales	$435.0	$480.4	$935.2	$990.0
Cost of goods sold	(308.1)	(330.0)	(652.6)	(691.8)
Gross profit	126.9	150.4	282.6	298.2
Operating expenses:
Selling, general and administrative	(73.4)	(105.6)	(166.1)	(201.8)
Research and development	(12.2)	(10.6)	(24.0)	(21.2)
Adjustment to fair value of contingent consideration	(0.6)	—	(1.4)	—
Profit on disposal of property, plant and equipment	—	—	0.1	—
Total operating expenses	(86.2)	(116.2)	(191.4)	(223.0)
Operating income	40.7	34.2	91.2	75.2
Other income, net	0.9	2.7	3.6	6.4
Interest income/(expense), net	2.1	(0.3)	4.2	—
Income before income tax expense	43.7	36.6	99.0	81.6
Income tax expense	(12.5)	(7.7)	(26.4)	(19.5)
Net income	$31.2	$28.9	$72.6	$62.1
Earnings per share:
Basic	$1.25	$1.16	$2.91	$2.50
Diluted	$1.24	$1.16	$2.89	$2.48
Weighted average shares outstanding (in thousands):
Basic	24,937	24,868	24,918	24,835
Diluted	25,097	24,980	25,091	25,010

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$31.2	$28.9	$72.6	62.1
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(6.3)	1.7	(14.0)	6.8
Amortization of prior service cost	0.2	0.1	0.3	0.2
Amortization of actuarial net gains	—	(0.5)	(0.1)	(1.0)
Other comprehensive income/(loss), before tax	(6.1)	1.3	(13.8)	6.0
Tax related to cumulative translation adjustment	1.0	(0.3)	1.4	(0.7)
Tax related to other movements	(0.1)	0.1	(0.1)	0.2
Income tax income/(expense) related to other comprehensive income	0.9	(0.2)	1.3	(0.5)
Total comprehensive income	$26.0	$30.0	$60.1	$67.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$240.2	$203.7
Trade and other accounts receivable (less allowances of $9.4 million and $10.3 million respectively)	300.3	359.8
Inventories (less allowances of $38.0 million and $28.1 million respectively):
Finished goods	210.9	215.7
Raw materials	102.6	84.4
Total inventories	313.5	300.1
Prepaid expenses	9.7	18.7
Prepaid income taxes	12.1	2.8
Other current assets	1.0	0.6
Total current assets	876.8	885.7
Net property, plant and equipment	271.9	268.3
Operating lease right-of-use assets	47.9	45.1
Goodwill	388.2	399.3
Other intangible assets	61.4	57.3
Deferred tax assets	10.4	10.4
Pension asset	37.0	35.1
Other non-current assets	6.7	6.2
Total assets	$1,700.3	$1,707.4

Liabilities and Equity
Current liabilities:
Accounts payable	$147.7	$163.6
Accrued liabilities	143.1	185.9
Current portion of operating lease liabilities	14.9	13.6
Current portion of plant closure provisions	4.6	4.6
Current portion of accrued income taxes	21.3	2.6
Current portion of unrecognized tax benefits	1.2	1.2
Total current liabilities	332.8	371.5
Operating lease liabilities, net of current portion	33.2	31.6
Plant closure provisions, net of current portion	56.5	57.0
Accrued income taxes, net of current portion	—	11.6
Unrecognized tax benefits	10.7	13.6
Deferred tax liabilities	35.4	33.5
Pension liabilities and post-employment benefits	12.7	13.3
Acquisition-related contingent consideration	20.2	23.4
Other non-current liabilities	2.9	2.3
Total liabilities	504.4	557.8
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	364.5	361.0
Treasury stock (4,613,079 and 4,686,511 shares at cost, respectively)	(93.4)	(94.3)
Retained earnings	1,081.8	1,028.2
Accumulated other comprehensive loss	(160.6)	(148.1)
Total Innospec stockholders’ equity	1,192.6	1,147.1
Non-controlling interest	3.3	2.5
Total equity	1,195.9	1,149.6
Total liabilities and equity	$1,700.3	$1,707.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net income	$72.6	$62.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.5	19.2
Adjustment to fair value of contingent consideration	1.4	0.0
Deferred taxes	0.7	1.1
Profit on disposal of property, plant and equipment	(0.1)	0.0
Non-cash movements on defined benefit pension plans	(1.6)	(1.7)
Stock option compensation	4.2	3.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	54.5	26.4
Inventories	(17.8)	19.0
Prepaid expenses	8.9	3.8
Accounts payable and accrued liabilities	(55.6)	(37.7)
Plant closure provisions	(0.1)	(0.5)
Income taxes	(0.1)	(21.6)
Unrecognized tax benefits	(2.9)	0.6
Other assets and liabilities	(0.3)	2.2
Net cash provided by operating activities	85.3	76.8
Cash Flows from Investing Activities
Capital expenditures	(21.6)	(32.6)
Internally developed software	(8.1)	(6.7)
Business combinations, net of cash acquired	(0.2)	—
Proceeds on disposal of property, plant and equipment	0.2	—
Net cash used in investing activities	(29.7)	(39.3)
Cash Flows from Financing Activities
Non-controlling interest	0.8	0.2
Refinancing costs	(0.3)	(1.5)
Dividend paid	(19.0)	(17.2)
Issue of treasury stock	0.8	0.7
Repurchase of common stock	(0.7)	(1.0)
Net cash used in financing activities	(18.4)	(18.8)
Effect of foreign currency exchange rate changes on cash	(0.7)	0.1
Net change in cash and cash equivalents	36.5	18.8
Cash and cash equivalents at beginning of period	203.7	147.1
Cash and cash equivalents at end of period	$240.2	$165.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				72.6			72.6
Dividend paid ($0.76 per share)				(19.0)			(19.0)
Changes in cumulative translation adjustment, net of tax					(12.6)		(12.6)
Share of net income						0.8	0.8
Treasury stock reissued		(0.7)	1.6				0.9
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		4.2					4.2
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net gains, net of tax					(0.1)		(0.1)
Balance at June 30, 2024	$0.3	$364.5	$(93.4)	$1,081.8	$(160.6)	$3.3	$1,195.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				62.1			62.1
Dividend paid ($0.69 per share)				(17.2)			(17.2)
Changes in cumulative translation adjustment, net of tax					6.1		6.1
Share of net income						0.2	0.2
Treasury stock reissued		(1.3)	2.1				0.8
Treasury stock repurchased			(0.9)				(0.9)
Stock option compensation		3.9					3.9
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net gains, net of tax					(0.8)		(0.8)
Balance at June 30, 2023	$0.3	$356.7	$(94.2)	$969.1	$(139.7)	$2.6	$1,094.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2024	$0.3	$362.4	$(93.3)	$1,069.6	$(155.4)	$2.6	$1,186.2
Net income				31.2			31.2
Dividend paid ($0.76 per share)				(19.0)			(19.0)
Changes in cumulative translation adjustment, net of tax					(5.3)		(5.3)
Share of net income						0.7	0.7
Treasury stock reissued		—	0.2				0.2
Treasury stock repurchased			(0.3)				(0.3)
Stock option compensation		2.1					2.1
Amortization of prior service cost, net of tax					0.1		0.1
Balance at June 30, 2024	$0.3	$364.5	$(93.4)	$1,081.8	$(160.6)	$3.3	$1,195.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2023	$0.3	$354.8	$(93.5)	$957.4	$(140.8)	$2.4	$1,080.6
Net income				28.9			28.9
Dividend paid ($0.69 per share)				(17.2)			(17.2)
Changes in cumulative translation adjustment, net of tax					1.4		1.4
Share of net income						0.2	0.2
Treasury stock reissued		(0.1)	—				(0.1)
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		2.0					2.0
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net gains, net of tax					(0.4)		(0.4)
Balance at June 30, 2023	$0.3	$356.7	$(94.2)	$969.1	$(139.7)	$2.6	$1,094.8

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for the condensed consolidated financial statements to be fairly stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 14, 2024 (the “2023 Form 10-K”).

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Sales:
Personal Care	$97.7	$78.6	$192.5	$166.8
Home Care	24.3	19.7	50.7	43.4
Other	38.1	29.5	77.7	69.0
Performance Chemicals	160.1	127.8	320.9	279.2
Refinery and Performance	109.1	119.1	254.2	268.6
Other	57.5	35.1	89.3	75.9
Fuel Specialties	166.6	154.2	343.5	344.5
Oilfield Services	108.3	198.4	270.8	366.3
	$435.0	$480.4	$935.2	$990.0
Operating income/(loss):
Performance Chemicals	$21.2	$9.2	$42.3	$19.6
Fuel Specialties	30.4	17.1	63.8	49.5
Oilfield Services	7.3	28.0	24.2	43.9
Corporate costs	(17.6)	(20.1)	(37.8)	(37.8)
Adjustment to fair value of contingent consideration	(0.6)	—	(1.4)	—
Profit on disposal of property, plant and equipment	—	—	0.1	—
Total operating income	$40.7	$34.2	$91.2	$75.2

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (in millions):
Net income available to common stockholders	$31.2	$28.9	$72.6	$62.1
Denominator (in thousands):
Weighted average common shares outstanding	24,937	24,868	24,918	24,835
Dilutive effect of stock options and awards	160	112	173	175
Denominator for diluted earnings per share	25,097	24,980	25,091	25,010
Net income per share, basic:	$1.25	$1.16	$2.91	$2.50
Net income per share, diluted:	$1.24	$1.16	$2.89	$2.48

In the three and six months ended June 30, 2024, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 10,436 and 10,483, respectively (three and six months ended June 30, 2023 – 31,048 and 36,178, respectively).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	Gross Cost
Opening balance at January 1, 2024	$399.3
Adjustments	(3.4)
Exchange effect	(7.7)
Closing balance at June 30, 2024	$388.2

In relation to the acquisition of QGP Química Geral S.A. (“QGP”) in December 2023, the fair value of the acquired net asset value reported at the end of the previous quarter has been revised. As a result of remeasurement period adjustments, there has been an increase of $3.4 million in the fair value of the net assets acquired, with a corresponding decrease to the acquired goodwill.

The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but does not exceed twelve months. We have now completed our alignment of the accounting policies and fair value adjustments and are not expecting further changes at this time.

The exchange effect for the six months ended June 30, 2024 was $7.7 million relating to our Performance Chemicals segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2024
Gross cost at January 1	$315.1
Additions	11.5
Exchange effect	(2.6)
Gross cost at June 30	324.0
Accumulated amortization at January 1	(257.8)
Amortization expense	(6.0)
Exchange effect	1.2
Accumulated amortization at June 30	(262.6)
Net book amount at June 30	$61.4

The amortization expense for the six months ended June 30, 2024 was $6.0 million (six months ended June 30, 2023 – $5.3 million).

In relation to the acquisition of QGP in December 2023, management have finalized the valuation of customer lists which has increased the intangible asset capitalized by $3.5 million in the second quarter of 2024. Management have also revised the expected useful life of the customer lists from 10 years to 7 years.

In 2024, we have capitalized $8.0 million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development.

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

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$(0.9)	$(0.9)	$(1.7)	$(1.8)
Interest cost on projected benefit obligation	(4.6)	(5.0)	(9.3)	(9.9)
Expected return on plan assets	6.4	6.3	12.8	12.5
Amortization of prior service cost	(0.2)	(0.1)	(0.3)	(0.2)
Amortization of actuarial net gains/(losses)	—	0.5	0.1	1.0
Net periodic benefit	$0.7	$0.8	$1.6	$1.6

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net gains are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at June 30, 2024, we have recorded a liability of $3.9 million (December 31, 2023 – $4.2 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2024	$10.5	$4.3	$14.8
Increase for tax positions of prior periods	—	0.5	0.5
Decrease for settlement of tax positions	(2.3)	(1.1)	(3.4)
Closing balance at June 30, 2024	8.2	3.7	11.9
Current	(1.0)	(0.2)	(1.2)
Non-current	$7.2	$3.5	$10.7

All of the $11.9 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company has determined that additional tax and interest totaling $1.2 million may arise as a result of the ongoing review. Progress was made in concluding the review during the quarter ended June 30, 2024, and the Company now believes that it is reasonably possible that there will be a decrease of $1.2 million unrecognized tax benefits during 2024 in relation to this item resulting from settlement of the outstanding tax positions with the U.K. tax authorities.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $10.7 million may arise in relation to this item. This includes an increase in interest accrued of $0.5 million in the six months to June 30, 2024. The Company believes that it is reasonably possible that there will be a decrease of $10.7 million unrecognized tax benefits during 2024 in relation to this item due to a lapse of the statute of limitations.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, has been subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company has determined that additional tax, interest and penalties totaling $3.4 million will arise as a consequence of the tax audit. As any additional tax arising as a consequence of the tax audit is to be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement. During the quarter ended June 30, 2024, the Company submitted documentation to the tax authorities confirming its acceptance of the previously disputed position. The amount due should be settled during 2024, and the liability which is expected to arise on ultimate settlement is consistent with the amount recorded as a liability. Due to imminent settlement, this item has been released from unrecognized tax benefits and recognized in accrued income taxes.

As of June 30, 2024, the Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of 2017 year and for years 2020 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2019 onwards), Germany (2019 onwards), and the U.K. (2017 onwards).

NOTE 8 – LONG-TERM DEBT

As at June 30, 2024, and December 31, 2023, the Company had not drawn down on its revolving credit facility. During the first six months of 2024 and 2023, the Company did not draw down or repay any borrowing on its revolving credit facility.

The Company continues to have available a $250.0 million multicurrency revolving credit facility (the "Facility") until May 30, 2027. The Facility contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million.

Effective as of May 20, 2024, the termination date of the Facility was extended from May 30, 2027 to May 31, 2028 in accordance with the terms of the Company’s multicurrency revolving facility agreement (the “Facility Agreement”). No other terms of the Facility Agreement or the Facility were modified. The Company paid a customary extension fee in connection with the extension of the Facility as contemplated by the Facility Agreement.

As at June 30, 2024, the deferred finance costs of $1.4 million (December 31, 2023 - $1.2 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

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

Movements in the provisions are summarized as follows:

(in millions)	2024
Total at January 1	$61.6
Charge for the period	1.7
Utilized in the period	(1.8)
Exchange effect	(0.4)
Total at June 30	61.1
Due within one year	(4.6)
Due after one year	$56.5

The charge for the six months ended June 30, 2024, was $1.7 million (six months ended June 30, 2023 – $1.9 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	4.7	4.7	4.8	4.8
Foreign currency forward exchange contracts	0.5	0.5	—	—
Liabilities
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	—	—	1.0	1.0
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	20.2	20.2	23.4	23.4

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2024, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2024 was a gain of $1.6 million (first six months of 2023 – a loss of $1.6 million). The gain or loss has been recorded in other income or expense.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2024, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $6.9 million (December 31, 2023 - $6.2 million). The remaining terms of the fixed maturity guarantees are up to 8 years, with some further guarantees having no fixed expiry date.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The compensation cost recorded for stock options for the three months ended June 30, 2024 and 2023 was $2.2 million and $2.0 million, respectively. The compensation cost recorded for stock equivalent units for the three months ended June 30, 2024 and 2023 was $1.5 million and $1.9 million, respectively.

The compensation cost recorded for stock options for the first six months of 2024 and 2023 was $4.2 million and $3.9 million, respectively. The compensation cost recorded for stock equivalent units for the first six months of 2024 and 2023 was $4.0 million and $5.1 million, respectively.

The following table summarizes the transactions of the Company’s share-based compensation plans for the six months ended June 30, 2024.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2023	652,891	$75.2
Granted	136,667	$130.5
Vested	(178,495)	$86.7
Forfeited	(12,062)	$82.7
Nonvested at June 30, 2024	599,001	$84.2

For the awards granted with market conditions, a Monte Carlo model has been used to calculate the grant-date fair value. For all other awards granted, a fair market value methodology has been used to calculate the grant-date fair value.

The awards granted with market conditions include a performance measure for Innospec's total shareholder return as compared to a peer group of companies. This measure can result in a maximum 130% vesting for the number of stock options granted. The maximum potential vesting has been reflected in the grant-date fair value calculation, but not reflected for the number of awards granted, as shown in the table above. All other awards granted in the quarter have similar vesting conditions to those granted in the previous periods.

As of June 30, 2024, there was $28.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first six months of 2024 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.3	See (1) below
Amortization of actuarial net gains	(0.1)	See (1) below
	0.2	Total before tax
	(0.1)	Income tax expense
Total reclassifications	$0.1	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first six months of 2024, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)
Other comprehensive income/(loss) before reclassifications	—	(12.6)	(12.6)
Amounts reclassified from AOCL	0.1	—	0.1
Total other comprehensive income/(loss)	0.1	(12.6)	(12.5)
Balance at June 30, 2024	$(77.1)	$(83.5)	$(160.6)

Reclassifications out of AOCL for the first six months of 2023 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.2	See (1) below
Amortization of actuarial net gains	(1.0)	See (1) below
	(0.8)	Total before tax
	0.2	Income tax expense
Total reclassifications	$(0.6)	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first six months of 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income/(loss) before reclassifications	—	6.1	6.1
Amounts reclassified from AOCL	(0.6)	—	(0.6)
Total other comprehensive income/(loss)	(0.6)	6.1	5.5
Balance at June 30, 2023	$(59.0)	$(80.7)	$(139.7)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and concluded there were no matters relevant to the Company’s financial statements.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix Inc. ("AdvanSix"), a chemicals manufacturer, since February 2020. In the first six months of 2024 the Company did not purchase any product from AdvanSix (first six months of 2023 – $0.2 million). As at June 30, 2024, the Company owed nil to AdvanSix (December 31, 2023 – nil).

Mr. Robert I. Paller was a non-executive director of the Company since November 1, 2009 until May 10, 2024, when he did not stand for re-election to the board. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. From January 1st until May 10th, 2024 the Company incurred fees from SGR of $0.2 million (first six months of 2023 – $0.2 million). As at June 30, 2023, the Company owed nil to SGR (December 31, 2023 – nil).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first six months of 2024 for a value of less than $0.1 million (first six months of 2023 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2024, EMR owed less than $0.1 million for scrap metal purchased from the Company (December 31, 2023 – nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2024

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net sales:
Performance Chemicals	$160.1	$127.8	$320.9	$279.2
Fuel Specialties	166.6	154.2	343.5	344.5
Oilfield Services	108.3	198.4	270.8	366.3
	$435.0	$480.4	$935.2	$990.0
Gross profit:
Performance Chemicals	$36.2	$22.0	$73.9	$46.1
Fuel Specialties	57.6	44.8	118.2	102.2
Oilfield Services	33.1	83.6	90.5	149.9
	$126.9	$150.4	$282.6	$298.2
Operating income/(loss):
Performance Chemicals	$21.2	$9.2	$42.3	$19.6
Fuel Specialties	30.4	17.1	63.8	49.5
Oilfield Services	7.3	28.0	24.2	43.9
Corporate costs	(17.6)	(20.1)	(37.8)	(37.8)
Adjustment to fair value of contingent consideration	(0.6)	—	(1.4)	—
Profit on disposal of property, plant and equipment	—	—	0.1	—
Total operating income	$40.7	$34.2	$91.2	$75.2

Three Months Ended June 30, 2024

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended June 30, 2024, and the three months ended June 30, 2023:

	Three Months Ended June 30,
(in millions, except ratios)	2024	2023	Change
Net sales:
Performance Chemicals	$160.1	$127.8	$32.3	+25%
Fuel Specialties	166.6	154.2	12.4	+8%
Oilfield Services	108.3	198.4	(90.1)	-45%
	$435.0	$480.4	$(45.4)	-9%
Gross profit:
Performance Chemicals	$36.2	$22.0	$14.2	+65%
Fuel Specialties	57.6	44.8	12.8	+29%
Oilfield Services	33.1	83.6	(50.5)	-60%
	$126.9	$150.4	$(23.5)	-16%
Gross margin (%):
Performance Chemicals	22.6	17.2	+5.4
Fuel Specialties	34.6	29.1	+5.5
Oilfield Services	30.6	42.1	-11.5
Aggregate	29.2	31.3	-2.1
Operating expenses:
Performance Chemicals	$(15.0)	$(12.8)	$(2.2)	+17%
Fuel Specialties	(27.2)	(27.7)	0.5	-2%
Oilfield Services	(25.8)	(55.6)	29.8	-54%
Corporate costs	(17.6)	(20.1)	2.5	-12%
Adjustment to fair value of contingent consideration	(0.6)	—	(0.6)	n/a
	$(86.2)	$(116.2)	$30.0	-26%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Three Months Ended June 30, 2024
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+44	+18	+32	+29
Acquisition	—	—	—	+7
Price and product mix	-15	-8	-9	-11
Exchange rates	—	—	—	—
	+29	+10	+23	+25

Higher sales volumes for all our regions were driven by increased demand for our personal care and home care products resulting from higher consumer demand. The acquisition of the QGP business has also delivered a volume increase year over year. All our regions recorded an adverse price and product mix due to lower selling prices, driven by lower raw material costs, together with greater demand from consumers for lower priced products.

Gross margin: the year over year increase of 5.4 percentage points was due to margins returning to a more normalized level when compared to the depressed margins in the prior year. Margins have benefited from raw materials pricing reductions in the current year, combining with the favorable impact for our manufacturing efficiency due to the higher production volumes.

Operating expenses: increased $2.2 million year over year due to higher sales commissions, increased amortization for acquired intangible assets relating to the QGP acquisition, increased spending on research and development and higher performance-related remuneration.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2024
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+21	+11	+23	+81	+20
Price and product mix	-27	-3	-8	+52	-12
Exchange rates	—	-1	—	—	—
	-6	+7	+15	+133	+8

Sales volumes in all our regions have increased year over year due to increased demand from customers. Price and product mix was adverse in all our regions, with a favorable sales mix being offset by lower pricing resulting from lower raw material costs. AvGas volumes were higher than the prior year due to variations in the demand from customers, together with a favorable price and product mix due to a higher proportion of sales being made to higher margin customers.

Gross margin: the year over year increase of 5.5 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with the easing of raw material and other inflationary pressures and the adverse impact of the Brazil inventory misappropriation and associated costs of exiting the trading relationship in the prior year.

Operating expenses: the year over year decrease of $0.5 million was primarily due to lower provisions for doubtful debts being partly offset by higher research and development expenditure.

Oilfield Services

Net sales: have decreased year over year by $90.1 million, or 45 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes were adversely impacted by significantly lower production chemical activity in 2024. Management expects to see lower sales volumes continuing in production chemicals through the second half of 2024, with the potential for demand to recover over the near-term, together with the potential growth opportunities in our other oilfield markets.

Gross margin: the year over year decrease of 11.5 percentage points was due to an unfavorable sales mix as customer demand has weakened.

Operating expenses: the year over year decrease of $29.8 million was driven by the lower customer service costs and commissions related to the reduced demand from certain customers, together with lower provisions for doubtful debts and lower performance related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year decrease of $2.5 million was primarily due to acquisition related costs in the prior year compared to none in the current year, together with a favorable revaluation for our United Kingdom Emission Trading Scheme credits in the current year compared to an adverse revaluation in the prior year.

Other net income/(expense): for the second quarter of 2024 and 2023, included the following:

(in millions)	2024	2023	Change
Net pension credit	$1.6	$1.7	(0.1)
Foreign exchange gains/(losses) on translation	(0.1)	1.7	(1.8)
Foreign currency forward contracts gains/(losses)	(0.6)	(0.7)	0.1
	$0.9	$2.7	$(1.8)

Interest income/(expense), net: was income of $2.1 million in the second quarter of 2024 compared to an expense of $0.3 million in the second quarter of 2023, driven by the higher interest income being earned in 2024 for our increasing cash balances.

Income taxes: the effective tax rate was 28.6% and 21.0% in the second quarter of 2024 and 2023, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 28.4% in 2024 compared with 21.0% in 2023. The 7.4 percentage points increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended June 30,
(in millions)	2024	2023
Income before income taxes	$43.7	$36.6
Adjustment for stock compensation	2.1	2.0
Acquisition costs	—	1.5
Adjustment to fair value of contingent consideration	0.6	—
Legacy costs of closed operations	0.8	0.9
Adjusted income before income taxes	$47.2	$41.0
Income taxes	$12.5	$7.7
Tax on stock compensation	0.2	—
Adjustment of income tax provision	(3.1)	0.3
Tax on acquisition costs	—	0.4
Tax on legacy cost of closed operations	0.2	0.2
Tax on adjustment to fair value of contingent consideration	0.2	—
Adjustments to tax charge of prior periods	3.4	—
Adjusted income taxes	$13.4	$8.6
GAAP effective tax rate	28.6%	21.0%
Adjusted effective tax rate	28.4%	21.0%

Six Months Ended June 30, 2024

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the six months ended June 30, 2024, and the six months ended June 30, 2023:

	Six Months Ended June 30,
(in millions, except ratios)	2024	2023	Change
Net sales:
Performance Chemicals	$320.9	$279.2	$41.7	+15%
Fuel Specialties	343.5	344.5	(1.0)	-0%
Oilfield Services	270.8	366.3	(95.5)	-26%
	$935.2	$990.0	$(54.8)	-6%
Gross profit:
Performance Chemicals	$73.9	$46.1	$27.8	+60%
Fuel Specialties	118.2	102.2	16.0	+16%
Oilfield Services	90.5	149.9	(59.4)	-40%
	$282.6	$298.2	$(15.6)	-5%
Gross margin (%):
Performance Chemicals	23.0	16.5	+6.5
Fuel Specialties	34.4	29.7	+4.7
Oilfield Services	33.4	40.9	-7.5
Aggregate	30.2	30.1	+0.1
Operating expenses:
Performance Chemicals	$(31.6)	$(26.5)	$(5.1)	+19%
Fuel Specialties	(54.4)	(52.7)	(1.7)	+3%
Oilfield Services	(66.3)	(106.0)	39.7	-37%
Corporate costs	(37.8)	(37.8)	—	+0%
Adjustment to fair value of contingent consideration	(1.4)	—	(1.4)	n/a
Profit on disposal of property, plant and equipment	0.1	—	0.1	n/a
	$(191.4)	$(223.0)	$31.6	-14%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Six Months Ended June 30, 2024
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+31	+13	+24	+20
Acquisition	—	—	—	+7
Price and product mix	-14	-11	-11	-12
Exchange rates	—	—	—	—
	+17	+2	+13	+15

Higher sales volumes for all our regions were driven by increased demand for our personal care and home care products resulting from higher consumer demand. The acquisition of the QGP business has also delivered a volume increase year over year. All our regions recorded an adverse price and product mix due to lower selling prices, driven by lower raw material costs, together with greater demand from consumers for lower priced products.

Gross margin: the year over year increase of 6.5 percentage points was due to margins returning to a more normalized level when compared to the depressed margins in the prior year. Margins have benefited from raw materials pricing reductions in the current year, combining with the favorable impact for our manufacturing efficiency due to the higher production volumes.

Operating expenses: increased $5.1 million year over year due to higher selling expenses, increased amortization for acquired intangible assets relating to the QGP acquisition, increased spending on research and development and higher performance-related remuneration.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2024
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+9	+5	+4	+27	+8
Price and product mix	-15	-7	+1	+23	-8
Exchange rates	—	+1	—	—	—
	-6	-1	+5	+50	—

Sales volumes in all our regions have increased year over year due to increased demand from customers. Price and product mix was adverse in the Americas and EMEA, with a favorable sales mix being offset by lower pricing resulting from lower raw material costs. ASPAC benefited from a favorable price and product mix due to the increased sales of higher priced products. AvGas volumes were higher than the prior year due to variations in the demand from customers, together with a favorable price and product mix due to a higher proportion of sales being made to higher margin customers.

Gross margin: the year over year increase of 4.7 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with the easing of raw material and other inflationary pressures and the adverse impact of the Brazil inventory misappropriation and associated costs of exiting the trading relationship in the prior year.

Operating expenses: the year over year increase of $1.7 million is due to higher research and development expenditure and higher performance-related remuneration accruals.

Oilfield Services

Net sales: have decreased year over year by $95.5 million, or 26 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes were adversely impacted by significantly lower production chemical activity in 2024. Management expects to see lower sales volumes continuing in production chemicals through the second half of 2024, with the potential for demand to recover over the near-term, together with the potential growth opportunities in our other oilfield markets.

Gross margin: the year over year decrease of 7.5 percentage points was due to an unfavorable sales mix as customer demand has weakened.

Operating expenses: the year over year decrease of $39.7 million was driven by the lower customer service costs and commissions related to the reduced demand from certain customers, together with lower provisions for doubtful debts and lower performance related remuneration accruals.

Other Income Statement Captions

Corporate costs: are in line with the prior year, including the benefit of no acquisition related costs in the current year being primarily offset by higher information technology investment together with the adverse impact of inflationary increases.

Other net income/(expense): for the first six months of 2024 and 2023, included the following:

(in millions)	2024	2023	Change
Net pension credit	$3.3	$3.4	$(0.1)
Foreign exchange gains/(losses) on translation	(1.3)	4.6	(5.9)
Foreign currency forward contracts gains/(losses)	1.6	(1.6)	3.2
	$3.6	$6.4	$(2.8)

Interest income/(expense), net: was income of $4.2 million in the first six months of 2024 compared to nil in the first six months of 2023. Interest income from our cash balances has increased over recent periods due to higher central bank interest rates together with the increases in our cash balances.

Income taxes: the effective tax rate was 26.7% and 23.9% in the first six months of 2024 and 2023, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 26.2% in 2024 compared with 23.6% in 2023. The 2.6 percentage points increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Six Months Ended June 30,
(in millions)	2024	2023
Income before income taxes	$99.0	$81.6
Indemnification asset regarding tax audit	0.1	(0.1)
Adjustment for stock compensation	4.2	3.9
Acquisition costs	—	1.5
Adjustment to fair value of contingent consideration	1.4	—
Legacy cost of closed operations	1.6	1.7
Adjusted income before income taxes	$106.3	$88.6
Income taxes	$26.4	$19.5
Tax on stock compensation	0.1	—
Adjustment of income tax provision	(2.9)	0.6
Tax on acquisition costs	—	0.4
Tax on legacy cost of closed operations	0.4	0.4
Tax on adjustment to fair value of contingent consideration	0.5	—
Adjustments to tax charge of prior periods	3.4	—
Adjusted income taxes	$27.9	$20.9
GAAP effective tax rate	26.7%	23.9%
Adjusted effective tax rate	26.2%	23.6%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first six months of 2024 our working capital increased by $29.8 million, while our adjusted working capital increased by $3.6 million. The difference is primarily due to the exclusion of the increases for cash and cash equivalents, together with the changes for prepaid income taxes and the current portion of accrued income taxes.

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

(in millions)	June 30, 2024	December 31, 2023
Total current assets	$876.8	$885.7
Total current liabilities	(332.8)	(371.5)
Working capital	544.0	514.2
Less cash and cash equivalents	(240.2)	(203.7)
Less prepaid income taxes	(12.1)	(2.8)
Less other current assets	(1.0)	(0.6)
Add back current portion of accrued income taxes	21.3	2.6
Add back current portion of plant closure provisions	4.6	4.6
Add back current portion of operating lease liabilities	14.9	13.6
Add back current portion of unrecognized tax benefits	1.2	1.2
Adjusted working capital	$332.7	$329.1

We had a $59.5 million decrease in trade and other accounts receivable driven by positive cash collections. Days’ sales outstanding decreased in our Performance Chemicals segment from 64 days to 61 days; increased from 55 days to 58 days in our Fuel Specialties segment; and increased from 55 days to 63 days in our Oilfield Services segment.

We had a $13.4 million increase in inventories, including a $10.0 million increase in allowances, driven by higher levels of raw materials. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory in our Performance Chemicals segment increased from 62 days to 63 days; increased from 121 days to 141 days in our Fuel Specialties segment; and increased from 48 days to 69 days in our Oilfield Services segment.

Prepaid expenses decreased $9.0 million, from $18.7 million to $9.7 million, primarily due to the normal expensing of prepaid invoices.

We had a $58.7 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) have increased in our Performance Chemicals segment from 45 days to 48 days; increased from 41 days to 44 days in our Fuel Specialties segment; and increased from 48 days to 51 days in our Oilfield Services segment. The increases for creditor days have been impacted by the timing of sales in the last two months of the quarter.

Operating Cash Flows

We generated cash from operating activities of $85.3 million in the first six months of 2024 compared to $76.8 million in the first six months of 2023. The increase in cash generated from operating activities was related to increased operating income and favorable income tax changes year over year, being partly offset by higher working capital requirements in the current year primarily related to the increased inventory levels needed to secure the supply of certain raw materials.

Cash

At June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $240.2 million and $203.7 million, respectively, of which $77.8 million and $59.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The increase in cash and cash equivalents of $36.5 million for the first six months of 2024 was driven by our positive trading cash flow, being partly offset by our working capital needs, our continued investments in capital projects and the payment of our semi-annual dividend.

Debt

We continue to have available a $250.0 million multicurrency revolving credit facility (the “Facility”), which contains an accordion feature whereby we may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million. Effective as of May 20, 2024, the termination date of the Facility was extended from May 30, 2027 to May 31, 2028 in accordance with the terms of our multicurrency revolving facility agreement (the “Facility Agreement”). No other terms of the Facility Agreement or the Facility were modified. We paid a customary extension fee in connection with the extension of the Facility as contemplated by the Facility Agreement.

At June 30, 2024, and December 31, 2023, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

The Company’s exposure to market risk has been discussed in the 2023 Form 10-K and there have been no significant changes since that time.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

The following table provides information about our repurchases of equity securities in the period.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2024 through May 31, 2024	2,099	$128.8	—	$43.6	million
Total	2,099	$128.8	—	$43.6	million

During the quarter ended June 30, 2024, the Company did not purchase any of its common stock as part of its share repurchase program announced on February 15, 2022. The repurchase program allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on February 16, 2022.

During the quarter ended June 30, 2024, the company repurchased its common stock in connection with the exercising of stock options by directors and employees.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

(a), (b), and (c) – None.

Item 6 Exhibits

10.1	Extension Request for Multicurrency Revolving Facility Agreement and Confirmation (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 21, 2024).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document and Related Item - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOSPEC INC.
Registrant

Date: August 7, 2024	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: August 7, 2024	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer