Form 10-Q
period 2024-09-30
INNOSPEC INC.
filed 2024-11-06
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2024
Common Stock, par value $0.01	24,941,596

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends,” “outlook” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2023, and other reports filed with the U.S. Securities and Exchange Commission ("SEC"). You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2024	2023	2024	2023
Net sales	$443.4	$464.1	$1,378.6	$1,454.1
Cost of goods sold	(319.3)	(326.9)	(971.9)	(1,018.7)
Gross profit	124.1	137.2	406.7	435.4
Operating expenses:
Selling, general and administrative	(66.8)	(83.7)	(232.9)	(285.5)
Research and development	(11.1)	(11.6)	(35.1)	(32.8)
Adjustment to fair value of contingent consideration	(0.7)	—	(2.1)	—
Profit on disposal of property, plant and equipment	0.1	—	0.2	—
Total operating expenses	(78.5)	(95.3)	(269.9)	(318.3)
Operating income	45.6	41.9	136.8	117.1
Other income/(expense), net	(3.5)	4.8	0.1	11.2
Interest income, net	2.7	0.8	6.9	0.8
Income before income tax expense	44.8	47.5	143.8	129.1
Income tax expense	(11.4)	(8.3)	(37.8)	(27.8)
Net income	$33.4	$39.2	$106.0	$101.3
Earnings per share:
Basic	$1.34	$1.58	$4.25	$4.08
Diluted	$1.33	$1.57	$4.22	$4.05
Weighted average shares outstanding (in thousands):
Basic	24,941	24,866	24,926	24,845
Diluted	25,101	25,006	25,103	25,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$33.4	$39.2	$106.0	101.3
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	14.4	(8.4)	0.4	(1.6)
Amortization of prior service cost	0.1	0.2	0.4	0.4
Amortization of actuarial net gains	(0.1)	(0.6)	(0.2)	(1.6)
Other comprehensive income/(loss), before tax	14.4	(8.8)	0.6	(2.8)
Tax related to cumulative translation adjustment	0.9	0.5	2.3	(0.2)
Tax related to other movements	—	0.1	(0.1)	0.3
Income tax income/(expense) related to other comprehensive income	0.9	0.6	2.2	0.1
Total comprehensive income	$48.7	$31.0	$108.8	$98.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$303.8	$203.7
Trade and other accounts receivable (less allowances of $9.5 million and $10.3 million respectively)	327.6	359.8
Inventories (less allowances of $34.9 million and $28.1 million respectively):
Finished goods	221.1	215.7
Raw materials	98.2	84.4
Total inventories	319.3	300.1
Prepaid expenses	9.2	18.7
Prepaid income taxes	5.1	2.8
Other current assets	0.6	0.6
Total current assets	965.6	885.7
Net property, plant and equipment	278.2	268.3
Operating lease right-of-use assets	45.5	45.1
Goodwill	392.3	399.3
Other intangible assets	63.6	57.3
Deferred tax assets	10.5	10.4
Pension asset	38.1	35.1
Other non-current assets	3.9	6.2
Total assets	$1,797.7	$1,707.4

Liabilities and Equity
Current liabilities:
Accounts payable	$169.0	$163.6
Accrued liabilities	170.0	185.9
Current portion of operating lease liabilities	14.0	13.6
Current portion of plant closure provisions	4.6	4.6
Current portion of accrued income taxes	15.5	2.6
Current portion of unrecognized tax benefits	—	1.2
Total current liabilities	373.1	371.5
Operating lease liabilities, net of current portion	31.7	31.6
Plant closure provisions, net of current portion	58.7	57.0
Accrued income taxes, net of current portion	—	11.6
Unrecognized tax benefits	11.0	13.6
Deferred tax liabilities	35.8	33.5
Pension liabilities and post-employment benefits	13.3	13.3
Acquisition-related contingent consideration	21.5	23.4
Other non-current liabilities	5.0	2.3
Total liabilities	550.1	557.8
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	366.6	361.0
Treasury stock (4,612,904 and 4,686,511 shares at cost, respectively)	(93.4)	(94.3)
Retained earnings	1,115.2	1,028.2
Accumulated other comprehensive loss	(145.3)	(148.1)
Total Innospec stockholders’ equity	1,243.4	1,147.1
Non-controlling interest	4.2	2.5
Total equity	1,247.6	1,149.6
Total liabilities and equity	$1,797.7	$1,707.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net income	$106.0	$101.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.6	29.1
Adjustment to fair value of contingent consideration	2.1	0.0
Deferred taxes	0.6	0.5
Profit on disposal of property, plant and equipment	(0.2)	0.0
Non-cash movements on defined benefit pension plans	(2.5)	(2.5)
Stock option compensation	6.4	5.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	33.5	29.5
Inventories	(17.6)	42.0
Prepaid expenses	9.6	6.5
Accounts payable and accrued liabilities	(13.6)	(57.2)
Plant closure provisions	—	(1.2)
Income taxes	1.5	(20.2)
Unrecognized tax benefits	(3.8)	0.7
Other assets and liabilities	4.2	0.5
Net cash provided by operating activities	158.8	134.9
Cash Flows from Investing Activities
Capital expenditures	(29.3)	(45.2)
Internally developed software	(12.2)	(10.8)
Business combinations, net of cash acquired	(0.2)	—
Proceeds on disposal of property, plant and equipment	0.3	—
Net cash used in investing activities	(41.4)	(56.0)
Cash Flows from Financing Activities
Non-controlling interest	1.7	0.3
Refinancing costs	(0.3)	(1.4)
Dividend paid	(19.0)	(17.2)
Issue of treasury stock	0.8	0.7
Repurchase of common stock	(0.7)	(1.0)
Net cash used in financing activities	(17.5)	(18.6)
Effect of foreign currency exchange rate changes on cash	0.2	(0.2)
Net change in cash and cash equivalents	100.1	60.1
Cash and cash equivalents at beginning of period	203.7	147.1
Cash and cash equivalents at end of period	$303.8	$207.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				106.0			106.0
Dividend paid ($0.76 per share)				(19.0)			(19.0)
Changes in cumulative translation adjustment, net of tax					2.7		2.7
Share of net income						1.7	1.7
Treasury stock reissued		(0.8)	1.6				0.8
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		6.4					6.4
Amortization of prior service cost, net of tax					0.3		0.3
Amortization of actuarial net gains, net of tax					(0.2)		(0.2)
Balance at September 30, 2024	$0.3	$366.6	$(93.4)	$1,115.2	$(145.3)	$4.2	$1,247.6

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				101.3			101.3
Dividend paid ($0.69 per share)				(17.2)			(17.2)
Changes in cumulative translation adjustment, net of tax					(1.8)		(1.8)
Share of net income						0.3	0.3
Treasury stock reissued		(1.1)	2.2				1.1
Treasury stock repurchased			(1.0)				(1.0)
Stock option compensation		5.9					5.9
Amortization of prior service cost, net of tax					0.3		0.3
Amortization of actuarial net gains, net of tax					(1.2)		(1.2)
Balance at September 30, 2023	$0.3	$358.9	$(94.2)	$1,008.3	$(147.9)	$2.7	$1,128.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2024	$0.3	$364.5	$(93.4)	$1,081.8	$(160.6)	$3.3	$1,195.9
Net income				33.4			33.4
Changes in cumulative translation adjustment, net of tax					15.3		15.3
Share of net income						0.9	0.9
Treasury stock reissued		(0.1)	—				(0.1)
Treasury stock repurchased			—				0.0
Stock option compensation		2.2					2.2
Amortization of prior service cost, net of tax					—		0.0
Balance at September 30, 2024	$0.3	$366.6	$(93.4)	$1,115.2	$(145.3)	$4.2	$1,247.6

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2023	$0.3	$356.7	$(94.2)	$969.1	$(139.7)	$2.6	$1,094.8
Net income				39.2			39.2
Changes in cumulative translation adjustment, net of tax					(7.9)		(7.9)
Share of net income						0.1	0.1
Treasury stock reissued		0.2	0.1				0.3
Treasury stock repurchased			(0.1)				(0.1)
Stock option compensation		2.0					2.0
Amortization of prior service cost, net of tax					0.1		0.1
Amortization of actuarial net gains, net of tax					(0.4)		(0.4)
Balance at September 30, 2023	$0.3	$358.9	$(94.2)	$1,008.3	$(147.9)	$2.7	$1,128.1

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

The Company evaluates the performance of its segments based on operating income. The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net Sales:
Personal Care	$98.6	$97.0	$291.1	$263.8
Home Care	26.5	22.3	77.2	65.7
Other	38.5	25.9	116.2	94.9
Performance Chemicals	163.6	145.2	484.5	424.4
Refinery and Performance	120.9	126.0	375.1	394.6
Other	44.9	43.3	134.2	119.2
Fuel Specialties	165.8	169.3	509.3	513.8
Oilfield Services	114.0	149.6	384.8	515.9
	$443.4	$464.1	$1,378.6	$1,454.1
Operating income/(loss):
Performance Chemicals	$20.0	$16.9	$62.3	$36.5
Fuel Specialties	30.9	27.6	94.7	77.1
Oilfield Services	7.1	16.4	31.3	60.3
Corporate costs	(11.8)	(19.0)	(49.6)	(56.8)
Adjustment to fair value of contingent consideration	(0.7)	—	(2.1)	—
Profit on disposal of property, plant and equipment	0.1	—	0.2	—
Total operating income	$45.6	$41.9	$136.8	$117.1

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (in millions):
Net income available to common stockholders	$33.4	$39.2	$106.0	$101.3
Denominator (in thousands):
Weighted average common shares outstanding	24,941	24,866	24,926	24,845
Dilutive effect of stock options and awards	160	140	177	155
Denominator for diluted earnings per share	25,101	25,006	25,103	25,000
Net income per share, basic:	$1.34	$1.58	$4.25	$4.08
Net income per share, diluted:	$1.33	$1.57	$4.22	$4.05

In the three and nine months ended September 30, 2024, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 10,436 and 10,436, respectively (three and nine months ended September 30, 2023 – 21,950 and 29,293, respectively).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	Gross Cost
Opening balance at January 1, 2024	$399.3
Adjustments	(3.4)
Exchange effect	(3.6)
Closing balance at September 30, 2024	$392.3

In relation to the acquisition of QGP Química Geral S.A. (“QGP”) in December 2023, the fair value of the acquired net assets was revised in the second quarter of 2024. As a result of the remeasurement period adjustments, there was an increase of $3.4 million in the fair value of the net assets acquired, with a corresponding decrease to the acquired goodwill.

The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but does not exceed twelve months. We completed our alignment of the accounting policies and fair value adjustments in the second quarter and are not expecting further changes at this time.

The exchange effect for the nine months ended September 30, 2024 was $3.6 million relating to our Performance Chemicals segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2024
Gross cost at January 1	$315.1
Additions	15.6
Exchange effect	1.6
Gross cost at September 30	332.3
Accumulated amortization at January 1	(257.8)
Amortization expense	(9.6)
Exchange effect	(1.3)
Accumulated amortization at September 30	(268.7)
Net book amount at September 30	$63.6

The amortization expense for the nine months ended September 30, 2024 was $9.6 million (nine months ended September 30, 2023 – $8.0 million).

In relation to the acquisition of QGP in December 2023, management finalized the valuation of customer lists which has increased the intangible asset capitalized by $3.5 million in the second quarter of 2024. Management also revised the expected useful life of the customer lists from 10 years to 7 years.

In 2024, we have capitalized $12.1 million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our EMEA and ASPAC regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development.

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

On September 9, 2024, the Company entered into a Deed of Alteration and Agreement (the "Pension Deed") with the trustees of the UK Plan, covering a number of aspects including the Company notice to terminate the UK Plan and commencement of winding up and move to buy-out. The Company currently expects the trigger for final settlement accounting of the UK Plan to occur during the fourth quarter of 2024. As a consequence of the Pension Deed, the trustees have repaid $8.4 million of historical costs which the Company had incurred in relation to the UK Plan. The recovered costs have been included within the service credit in the table below.

The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets.

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service credit/(cost)	$7.6	$(0.9)	$5.9	$(2.7)
Interest cost on projected benefit obligation	(4.8)	(5.1)	(14.1)	(15.0)
Expected return on plan assets	6.5	6.5	19.3	19.0
Amortization of prior service cost	(0.1)	(0.2)	(0.4)	(0.4)
Amortization of actuarial net gains	0.1	0.6	0.2	1.6
Net periodic benefit	$9.3	$0.9	$10.9	$2.5

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net gains are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at September 30, 2024, we have recorded a liability of $4.2 million (December 31, 2023 – $4.2 million).

NOTE 7 – INCOME TAXES

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2024	$10.5	$4.3	$14.8
Increase for tax positions of prior periods	—	0.8	0.8
Decrease for settlement of tax positions	(3.3)	(1.3)	(4.6)
Closing balance at September 30, 2024	7.2	3.8	11.0
Current	—	—	—
Non-current	$7.2	$3.8	$11.0

All of the $11.0 million of unrecognized tax benefits, interest and penalties would impact our effective tax rate if recognized.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company has determined that additional tax, interest and penalties totaling $1.2 million will arise as a consequence of the review. During the quarter ended September 30, 2024, the Company and the U.K. tax authorities reached agreement on this position, and the liability was settled. The liability which was agreed on ultimate settlement was consistent with the amount recorded as a liability, and this item has been released from unrecognized tax benefits and recognized in income taxes.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company has determined that additional tax, interest and penalties totaling $11.0 million may arise in relation to this item. This includes an increase in interest accrued of $0.8 million in the nine months to September 30, 2024. The Company believes that it is reasonably possible that there will be a decrease of $11.0 million unrecognized tax benefits during the fourth quarter of 2024 in relation to this item due to a lapse of the statute of limitations.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, has been subject to an ongoing tax audit in relation to the period 2011 to 2014 inclusive. The Company had determined that additional tax, interest and penalties totaling $3.4 million will arise as a consequence of the tax audit. As any additional tax arising as a consequence of the tax audit is to be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount is recorded in the financial statements to reflect this arrangement. During the quarter ended June 30, 2024, the Company submitted documentation to the tax authorities confirming its acceptance of the previously disputed position, and due to imminent settlement, this item was released from unrecognized tax benefits and recognized in accrued income taxes in that quarter.

As of September 30, 2024, the Company and its U.S. subsidiaries remain open to examination by the IRS for certain elements of 2017 year and for years 2020 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2019 onwards), Germany (2019 onwards), and the U.K. (2022 onwards).

NOTE 8 – LONG-TERM DEBT

As at September 30, 2024, and December 31, 2023, the Company had not drawn down on its revolving credit facility. During the first nine months of 2024 and 2023, the Company did not draw down or repay any borrowing on its revolving credit facility.

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

As at September 30, 2024, the deferred finance costs of $1.2 million (December 31, 2023 - $1.2 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

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

Movements in the provisions are summarized as follows:

(in millions)	2024
Total at January 1	$61.6
Charge for the period	2.6
Utilized in the period	(2.6)
Exchange effect	1.7
Total at September 30	63.3
Due within one year	(4.6)
Due after one year	$58.7

The charge for the nine months ended September 30, 2024, was $2.6 million (nine months ended September 30, 2023 – $2.7 million). The current year charge represents the accounting accretion only, with no changes for the expected cost and scope of future remediation activities. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	4.2	4.2	4.8	4.8
Foreign currency forward exchange contracts	0.3	0.3	—	—
Liabilities
Derivatives (Level 1 measurement):
Other current and non-current liabilities:
Foreign currency forward exchange contracts	—	—	1.0	1.0
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	21.5	21.5	23.4	23.4

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2024, the contracts have maturity dates of up to twelve months at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first nine months of 2024 was a loss of $1.1 million (first nine months of 2023 – a loss of $1.2 million). The gain or loss has been recorded in other income or expense.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2024, such guarantees which are not recognized as liabilities in the condensed consolidated financial statements amounted to $7.1 million (December 31, 2023 - $6.2 million). The remaining terms of the fixed maturity guarantees are up to 8 years, with some further guarantees having no fixed expiry date.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The compensation cost recorded for stock options for the three months ended September 30, 2024 and 2023 was $2.2 million and $2.0 million, respectively. The compensation cost recorded for stock equivalent units for the three months ended September 30, 2024 and 2023 was $0.7 million and $2.0 million, respectively.

The compensation cost recorded for stock options for the first nine months of 2024 and 2023 was $6.4 million and $5.9 million, respectively. The compensation cost recorded for stock equivalent units for the first nine months of 2024 and 2023 was $4.8 million and $7.1 million, respectively.

The following table summarizes the transactions of the Company’s share-based compensation plans for the nine months ended September 30, 2024.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2023	652,891	$75.2
Granted	139,867	$130.3
Vested	(184,170)	$86.7
Forfeited	(15,539)	$82.2
Nonvested at September 30, 2024	593,049	$84.4

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

As of September 30, 2024, there was $23.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first nine months of 2024 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.4	See (1) below
Amortization of actuarial net gains	(0.2)	See (1) below
	0.2	Total before tax
	(0.1)	Income tax expense
Total reclassifications	$0.1	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first nine months of 2024, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)
Other comprehensive income/(loss) before reclassifications	—	2.7	2.7
Amounts reclassified from AOCL	0.1	—	0.1
Total other comprehensive income/(loss)	0.1	2.7	2.8
Balance at September 30, 2024	$(77.1)	$(68.2)	$(145.3)

Reclassifications out of AOCL for the first nine months of 2023 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.4	See (1) below
Amortization of actuarial net gains	(1.6)	See (1) below
	(1.2)	Total before tax
	0.3	Income tax expense
Total reclassifications	$(0.9)	Net of tax

(1)
These items are included in other income and expense. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the first nine months of 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income/(loss) before reclassifications	—	(1.8)	(1.8)
Amounts reclassified from AOCL	(0.9)	—	(0.9)
Total other comprehensive income/(loss)	(0.9)	(1.8)	(2.7)
Balance at September 30, 2023	$(59.3)	$(88.6)	$(147.9)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and concluded there were no matters relevant to the Company’s financial statements.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix Inc. ("AdvanSix"), a chemicals manufacturer, since February 2020. In the first nine months of 2024 the Company did not purchase any product from AdvanSix (first nine months of 2023 – $0.3 million). As at September 30, 2024, the Company owed nil to AdvanSix (December 31, 2023 – nil).

Mr. Robert I. Paller was a non-executive director of the Company since November 1, 2009 until May 10, 2024, when he did not stand for re-election to the board. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. From January 1st until May 10th, 2024 the Company incurred fees from SGR of $0.2 million (first nine months of 2023 – $0.2 million). As at September 30, 2024, the Company owed nil to SGR (December 31, 2023 – nil).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in the first nine months of 2024 for a value of less than $0.1 million (first nine months of 2023 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2024, EMR owed nil for scrap metal purchased from the Company (December 31, 2023 – nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2024

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net sales:
Performance Chemicals	$163.6	$145.2	$484.5	$424.4
Fuel Specialties	165.8	169.3	509.3	513.8
Oilfield Services	114.0	149.6	384.8	515.9
	$443.4	$464.1	$1,378.6	$1,454.1
Gross profit:
Performance Chemicals	$36.1	$30.3	$110.0	$76.4
Fuel Specialties	55.7	53.0	173.9	155.2
Oilfield Services	32.3	53.9	122.8	203.8
	$124.1	$137.2	$406.7	$435.4
Operating income/(loss):
Performance Chemicals	$20.0	$16.9	$62.3	$36.5
Fuel Specialties	30.9	27.6	94.7	77.1
Oilfield Services	7.1	16.4	31.3	60.3
Corporate costs	(11.8)	(19.0)	(49.6)	(56.8)
Adjustment to fair value of contingent consideration	(0.7)	—	(2.1)	—
Profit on disposal of property, plant and equipment	0.1	—	0.2	—
Total operating income	$45.6	$41.9	$136.8	$117.1

Three Months Ended September 30, 2024

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended September 30, 2024, and the three months ended September 30, 2023:

	Three Months Ended September 30,
(in millions, except ratios)	2024	2023	Change
Net sales:
Performance Chemicals	$163.6	$145.2	$18.4	+13%
Fuel Specialties	165.8	169.3	(3.5)	-2%
Oilfield Services	114.0	149.6	(35.6)	-24%
	$443.4	$464.1	$(20.7)	-4%
Gross profit:
Performance Chemicals	$36.1	$30.3	$5.8	+19%
Fuel Specialties	55.7	53.0	2.7	+5%
Oilfield Services	32.3	53.9	(21.6)	-40%
	$124.1	$137.2	$(13.1)	-10%
Gross margin (%):
Performance Chemicals	22.1	20.9	+1.2
Fuel Specialties	33.6	31.3	+2.3
Oilfield Services	28.3	36.0	-7.7
Aggregate	28.0	29.6	-1.6
Operating expenses:
Performance Chemicals	$(16.1)	$(13.4)	$(2.7)	+20%
Fuel Specialties	(24.8)	(25.4)	0.6	-2%
Oilfield Services	(25.2)	(37.5)	12.3	-33%
Corporate costs	(11.8)	(19.0)	7.2	-38%
Adjustment to fair value of contingent consideration	(0.7)	—	(0.7)	n/a
Profit on disposal of property, plant and equipment	0.1	—	0.1	n/a
	$(78.5)	$(95.3)	$16.8	-18%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Three Months Ended September 30, 2024
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+9	+9	+17	+9
Acquisition	—	—	—	+8
Price and product mix	-6	-3	-3	-4
Exchange rates	—	—	—	—
	+3	+6	+14	+13

Higher sales volumes for all our regions were driven by increased demand for our personal care and home care products resulting from higher consumer demand, in particular for lower priced higher volume products. The acquisition of the QGP business has also delivered increased volumes year over year. All our regions recorded an adverse price and product mix due to lower selling prices, driven by lower raw material costs, together with the greater demand from consumers for lower priced products.

Gross margin: the year over year increase of 1.2 percentage points was due to margins returning to a more normalized level when compared to the depressed margins in the prior year. Margins have benefited from raw materials pricing reductions in the current year, combining with the favorable impact for our manufacturing efficiency due to the higher production volumes.

Operating expenses: increased $2.7 million year over year due to higher selling expenses, increased amortization for the acquired intangible assets relating to our QGP acquisition and higher performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2024
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+7	+4	+1	-26	+2
Price and product mix	-5	-4	-9	—	-4
Exchange rates	—	+1	—	—	—
	+2	+1	-8	-26	-2

Sales volumes in all our regions have increased year over year due to increased demand from customers. Price and product mix was adverse in all our regions, with a favorable sales mix being offset by lower pricing resulting from lower raw material costs. AvGas volumes were lower than the prior year due to variations in the demand from customers.

Gross margin: the year over year increase of 2.3 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with the easing of raw material and other inflationary pressures.

Operating expenses: the year over year decrease of $0.6 million was primarily due to lower provisions for doubtful debts.

Oilfield Services

Net sales: have decreased year over year by $35.6 million, or 24 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes were adversely impacted by significantly lower production chemical activity in 2024. Management expects to see lower sales volumes continuing in production chemicals for the remainder of 2024, with the potential for demand to recover over the near-term, combined with the potential for growth opportunities for our other oilfield markets.

Gross margin: the year over year decrease of 7.7 percentage points was due to an unfavorable sales mix as customer demand has weakened.

Operating expenses: the year over year decrease of $12.3 million was driven by the lower customer service costs and commissions related to the reduced demand from certain customers.

Other Income Statement Captions

Corporate costs: the year over year decrease of $7.2 million was primarily due to the $8.4 million recovery of historical costs which the Company incurred relating to our defined benefit pension scheme in the U.K., being partly offset by higher performance-related remuneration accruals.

Other net income/(expense): for the third quarter of 2024 and 2023, included the following:

(in millions)	2024	2023	Change
Net pension credit	$1.7	$1.8	$(0.1)
Profit attributable to non-controlling interests	(0.9)	(0.2)	(0.7)
Foreign exchange gains/(losses) on translation	(7.1)	2.8	(9.9)
Foreign currency forward contracts gains/(losses)	2.8	0.4	2.4
	$(3.5)	$4.8	$(8.3)

Interest income/(expense), net: in the third quarter of 2024 was $2.7 million of income compared to $0.8 million of income in the third quarter of 2023, driven by the higher interest income being earned in 2024 for our increasing cash balances.

Income taxes: the effective tax rate was 25.4% and 17.5% in the third quarter of 2024 and 2023, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.6% in 2024 compared with 17.6% in 2023. The 7.0 percentage points increase in the adjusted effective rate was primarily due to the geographical mix of profits and the prior year comparatives being significantly impacted by foreign currency fluctuations. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended September 30,
(in millions)	2024	2023
Income before income taxes	$44.8	$47.5
Indemnification asset regarding tax audit	—	0.1
Adjustment for stock compensation	2.2	2.0
Acquisition costs	—	0.3
Adjustment to fair value of contingent consideration	0.7	—
Legacy costs of closed operations	1.0	0.7
Adjusted income before income taxes	$48.7	$50.6
Income taxes	$11.4	$8.3
Tax on stock compensation	(0.2)	0.2
Adjustment of income tax provision	(0.9)	0.1
Tax on acquisition costs	—	0.1
Tax on legacy cost of closed operations	0.2	0.2
Tax on adjustment to fair value of contingent consideration	0.2	—
Adjustments to tax charge of prior periods	1.3	—
Adjusted income taxes	$12.0	$8.9
GAAP effective tax rate	25.4%	17.5%
Adjusted effective tax rate	24.6%	17.6%

Nine Months Ended September 30, 2024

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the nine months ended September 30, 2024, and the nine months ended September 30, 2023:

	Nine Months Ended September 30,
(in millions, except ratios)	2024	2023	Change
Net sales:
Performance Chemicals	$484.5	$424.4	$60.1	+14%
Fuel Specialties	509.3	513.8	(4.5)	-1%
Oilfield Services	384.8	515.9	(131.1)	-25%
	$1,378.6	$1,454.1	$(75.5)	-5%
Gross profit:
Performance Chemicals	$110.0	$76.4	$33.6	+44%
Fuel Specialties	173.9	155.2	18.7	+12%
Oilfield Services	122.8	203.8	(81.0)	-40%
	$406.7	$435.4	$(28.7)	-7%
Gross margin (%):
Performance Chemicals	22.7	18.0	+4.7
Fuel Specialties	34.1	30.2	+3.9
Oilfield Services	31.9	39.5	-7.6
Aggregate	29.5	29.9	-0.4
Operating expenses:
Performance Chemicals	$(47.7)	$(39.9)	$(7.8)	+20%
Fuel Specialties	(79.2)	(78.1)	(1.1)	+1%
Oilfield Services	(91.5)	(143.5)	52.0	-36%
Corporate costs	(49.6)	(56.8)	7.2	-13%
Adjustment to fair value of contingent consideration	(2.1)	—	(2.1)	n/a
Profit on disposal of property, plant and equipment	0.2	—	0.2	n/a
	$(269.9)	$(318.3)	$48.4	-15%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Nine Months Ended September 30, 2024
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+23	+12	+21	+16
Acquisition	—	—	—	+7
Price and product mix	-11	-9	-8	-9
Exchange rates	—	—	—	—
	+12	+3	+13	+14

Higher sales volumes for all our regions were driven by increased demand for our personal care and home care products resulting from higher consumer demand, in particular for lower priced higher volume products. The acquisition of the QGP business has also delivered increased volumes year over year. All our regions recorded an adverse price and product mix due to lower selling prices, driven by lower raw material costs, together with the greater demand from consumers for lower priced products.

Gross margin: the year over year increase of 4.7 percentage points was due to margins returning to a more normalized level when compared to the depressed margins in the prior year. Margins have benefited from raw materials pricing reductions in the current year, combining with the favorable impact for our manufacturing efficiency due to the higher production volumes.

Operating expenses: increased $7.8 million year over year due to higher selling expenses, increased amortization for the acquired intangible assets relating to our QGP acquisition, increased spending on research and development and higher performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2024
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+9	+7	+3	+4	+7
Price and product mix	-12	-7	-3	+9	-8
Exchange rates	—	—	—	—	—
	-3	—	—	+13	-1

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

Gross margin: the year over year increase of 3.9 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with the easing of raw material and other inflationary pressures and the adverse impact of the Brazil inventory misappropriation and associated costs of exiting the trading relationship in the prior year.

Operating expenses: the year over year increase of $1.1 million is due to higher research and development expenditure and higher performance-related remuneration accruals, being partly offset by lower provisions for doubtful debts.

Oilfield Services

Net sales: have decreased year over year by $131.1 million, or 25 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes were adversely impacted by significantly lower production chemical activity in 2024. Management expects to see lower sales volumes continuing in production chemicals for the remainder of 2024, with the potential for demand to recover over the near-term, combined with the potential for growth opportunities for our other oilfield markets.

Gross margin: the year over year decrease of 7.6 percentage points was due to an unfavorable sales mix as customer demand has weakened.

Operating expenses: the year over year decrease of $52.0 million was driven by the lower customer service costs and commissions related to the reduced demand from certain customers, together with lower provisions for doubtful debts and lower performance related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year decrease of $7.2 million was primarily driven by the $8.4 million recovery of historical costs which the Company incurred relating to our defined benefit pension scheme in the U.K., together with a reduction for acquisition related costs, being partly offset by higher information technology investment and the adverse impact of inflationary increases year over year.

Other net income/(expense): for the first nine months of 2024 and 2023, included the following:

(in millions)	2024	2023	Change
Net pension credit	$5.0	$5.2	$(0.2)
Profit attributable to non-controlling interests	(1.7)	$(0.1)	(1.6)
Foreign exchange gains/(losses) on translation	(2.1)	7.3	(9.4)
Foreign currency forward contracts gains/(losses)	(1.1)	(1.2)	0.1
	$0.1	$11.2	$(11.1)

Interest income/(expense), net: in the first nine months of 2024 was $6.9 million of income, compared to $0.8 million of income in the first nine months of 2023. Interest income from our cash balances has increased over recent periods due to higher central bank interest rates together with the increases in our cash balances.

Income taxes: the effective tax rate was 26.3% and 21.5% in the first nine months of 2024 and 2023, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 25.7% in 2024 compared with 21.4% in 2023. The 4.3 percentage points increase in the adjusted effective rate was primarily due to the geographical mix of profits and the prior year comparatives being significantly impacted by foreign currency fluctuations. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Nine Months Ended September 30,
(in millions)	2024	2023
Income before income taxes	$143.8	$129.1
Indemnification asset regarding tax audit	0.1	—
Adjustment for stock compensation	6.4	5.9
Acquisition costs	—	1.8
Adjustment to fair value of contingent consideration	2.1	—
Legacy cost of closed operations	2.6	2.4
Adjusted income before income taxes	$155.0	$139.2
Income taxes	$37.8	$27.8
Tax on stock compensation	(0.1)	0.2
Adjustment of income tax provision	(3.8)	0.7
Tax on acquisition costs	—	0.5
Tax on legacy cost of closed operations	0.6	0.6
Tax on adjustment to fair value of contingent consideration	0.7	—
Adjustments to tax charge of prior periods	4.7	—
Adjusted income taxes	$39.9	$29.8
GAAP effective tax rate	26.3%	21.5%
Adjusted effective tax rate	25.7%	21.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the first nine months of 2024 our working capital increased by $78.3 million, while our adjusted working capital decreased by $12.0 million. The difference is primarily due to the exclusion of the increases for cash and cash equivalents, together with the changes for prepaid income taxes and the current portion of accrued income taxes.

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

(in millions)	September 30, 2024	December 31, 2023
Total current assets	$965.6	$885.7
Total current liabilities	(373.1)	(371.5)
Working capital	592.5	514.2
Less cash and cash equivalents	(303.8)	(203.7)
Less prepaid income taxes	(5.1)	(2.8)
Less other current assets	(0.6)	(0.6)
Add back current portion of accrued income taxes	15.5	2.6
Add back current portion of plant closure provisions	4.6	4.6
Add back current portion of operating lease liabilities	14.0	13.6
Add back current portion of unrecognized tax benefits	—	1.2
Adjusted working capital	$317.1	$329.1

We had a $32.2 million decrease in trade and other accounts receivable driven by positive cash collections and lower sales in our Oilfield segment. Days’ sales outstanding decreased in our Performance Chemicals segment from 64 days to 61 days; increased from 55 days to 57 days in our Fuel Specialties segment; and increased from 55 days to 70 days in our Oilfield Services segment.

We had a $19.2 million increase in inventories, including a $6.8 million increase in allowances, driven primarily by higher levels of raw materials together with higher levels of finished goods in advance of the expected sales increases in the fourth quarter. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory in our Performance Chemicals segment increased from 62 days to 64 days; increased from 121 days to 149 days in our Fuel Specialties segment; and increased from 48 days to 64 days in our Oilfield Services segment.

Prepaid expenses decreased $9.5 million, from $18.7 million to $9.2 million, primarily due to the normal expensing of prepaid invoices.

We had a $10.5 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments and combined with the lower sales in our Oilfield segment. Creditor days (including goods received not invoiced) have increased in our Performance Chemicals segment from 45 days to 48 days; increased from 41 days to 57 days in our Fuel Specialties segment; and increased from 48 days to 55 days in our Oilfield Services segment. The increases for creditor days have been impacted by the timing of sales and cost of sales in the quarter, when using a countback methodology.

Operating Cash Flows

We generated cash from operating activities of $158.8 million in the first nine months of 2024 compared to $134.9 million in the first nine months of 2023. The increase in cash generated from operating activities was related to increased operating income and favorable income tax changes year over year, being partly offset by less favorable working capital cash flows primarily related to the increased inventory levels needed to secure the supply of certain raw materials.

Cash

At September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $303.8 million and $203.7 million, respectively, of which $128.2 million and $59.8 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The increase in cash and cash equivalents of $100.1 million for the first nine months of 2024 was driven by our positive trading cash flow, being partly offset by our continued investments in capital projects and the payment of our semi-annual dividend.

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

At September 30, 2024, and December 31, 2023, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

As previously disclosed, we are continuing with the development of a new, company-wide, information system platform which began in 2022. The new platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platform providing a fallback position. We implemented the new platform for a number of our sites across EMEA and ASPAC in the third quarter of 2024. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

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

During the quarter ended September 30, 2024, the Company did not purchase any of its common stock as part of its share repurchase program announced on February 15, 2022. The repurchase program allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on February 16, 2022.

During the quarter ended September 30, 2024, the company did not repurchase its common stock in connection with the exercising of stock options by directors and employees.

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

INNOSPEC INC.
Registrant

Date: November 6, 2024	By	/s/ PATRICK S. WILLIAMS
Patrick S. Williams President and Chief Executive Officer

Date: November 6, 2024	By	/s/ IAN P. CLEMINSON
Ian P. Cleminson Executive Vice President and Chief Financial Officer