Form 10-K
period 2024-12-31
INNOSPEC INC.
filed 2025-02-19
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2024) was approximately $1,674 million, based on the closing price of the common shares on the NASDAQ on June 30, 2024. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2025, 24,959,659 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2025 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends,” "outlook" or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors.” Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1 Business

When we use the terms “Innospec,” “the Corporation,” “the Company,” “Registrant,” “we,” “us” and “our,” we are referring to Innospec Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

General

Innospec develops, manufactures, blends, markets and supplies a wide range of specialty chemicals to customers in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Our Performance Chemicals business creates innovative technology-based solutions for the personal care, home care, agrochemical, construction, mining and other industrial markets. Our Fuel Specialties business specializes in manufacturing and supplying fuel additives that improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies chemicals for drilling, completion, production and drag reducing agents ("DRA") which make oil and gas exploration and production more cost-efficient and environmentally friendly.

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

On December 8, 2023, we acquired QGP Química Geral (“QGP”) which we believe is strengthening our Performance Chemicals segment and has added a manufacturing base in South America to compliment all of our end markets.

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

The segment has grown organically through our development of new products to address increased demand for fuel, focus on fuel economy, compatibility of renewable fuels, higher efficiency engine technologies and legislative developments, including tightening global emissions regulations. We are also applying these fuels technologies to an increasing number of non-fuel applications in a variety of industries.

Our customers in this segment include national and multinational oil companies, fuel marketers and retailers, fuel terminals, marine lines, coating & plastics producers and other heavy industrial end-users.

Oilfield Services

Our Oilfield Services segment develops and markets chemical solutions for drilling, completion, production, DRA and oil and gas applications.

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

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are oleochemicals and derivatives, cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides. These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, with the exception of ethylene for one of our operations in Germany, available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline, making it effectively a single source. Ethylene is used as a primary raw material for one of our German operations in products representing approximately 5% of Innospec’s sales.

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

Customers

In 2023, the Company had a significant customer in the Oilfield Services segment which accounted for $265.2 million and 13.6% (2022 - $222.2 million and 11.3%) of the group's net sales. In 2024, the net sales to this customer did not exceed 10% of the group's net sales.

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes based on a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service.

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

Fuel Specialties: The Fuel Specialties segment is generally characterized by a small number of competitors, none of which hold a dominant position. We consider our competitive edge to be our proven technical development capacity, independence from major oil companies and strong long-term customer relationships. We believe we remain the world’s only producer of tetra ethyl lead for use in aviation gasoline, which we market as our AvGas product line.

Oilfield Services: Our Oilfield Services segment is very fragmented and although there are a small number of very large competitors, there are also a large number of smaller players focused on specific technologies or regions. Our competitive strength is our proven technology, broad regional coverage and strong customer relationships.

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $47.8 million, $41.7 million and $38.7 million in 2024, 2023 and 2022, respectively.

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

Furthermore, globally, similar regulatory regimes to the E.U. including U.K. REACH are also entering into force or are being proposed in several other countries. These registration-based regulatory regimes will result in increasing test expenses and registration fees to ensure Innospec products remain compliant with the appropriate regulations and can continue to be sold in these markets.

Environmental, Social & Governance and Corporate Social Responsibility Reporting

As part of our commitment to being open and transparent about our performance, our latest Responsible Business Report, which is our 2023 Report, was independently assured to assess its adherence to the globally recognized AA1000 Assurance Standard.

The Responsible Business Report, along with further information on our sustainability program and performance is available online in the “Corporate Social Responsibility” section of the Company’s website at www.innospecsustainability.com. Such information does not constitute part of, and is not incorporated by reference into this Annual Report on Form 10-K.

Human Capital Management

We work hard to make the company an attractive career choice for both new recruits and existing employees.

Human capital management is critical to Innospec’s ongoing business success. Our aim is to create an engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development.

An effective approach to human capital management requires that we invest in talent development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential.

Core Values & Culture

Responsible Growth: Financial stability and growth are essential to maintain our goal of making a positive contribution towards a more sustainable future. Generating economic benefits for our employees, stockholders, and local communities, encouraging ongoing innovation in our product portfolio alongside excellent customer service, financial stability and responsible growth, will allow our business to be competitive and sustainable.

Caring for People: We strive to create a safe and caring culture where our employees are supported and encouraged to make positive contributions. Our continued success depends on keeping people safe, promoting a healthy lifestyle, protecting human rights, improving education, training and maintaining good relations with our neighbors.

Conserving & Protecting the Environment: We aim to use resources as efficiently as practicable and minimizing the impact of our operations on the environment. We look to supply safe, sustainable products, designed to meet the needs of society now and in the future while minimizing their environmental impact.

Leading by Example: We understand that honest, ethical and transparent conduct is vital to our success and reputation. Every employee plays an essential part in complying with local and national laws, rules and regulations. We uphold a high standard of corporate and business integrity across all of our activities.

At Innospec, we encourage our people to aspire to a culture that is:

Confident

We know what is expected of us and take responsibility for our own workload. We assume responsibility for making decisions and are flexible in our dealings with people. We take additional responsibility to meet customer needs and enhance performance.

Informed

We take pride in being good at what we do and actively seek to enhance our knowledge and skills to help improve performance. We use our expertise co-operatively to meet customer needs and enhance our performance. We respect each other and listen carefully to understand others’ points of view.

Clear

As an organization, we are open and transparent. We encourage and welcome feedback and we support people to deal with any unwelcome messages.

Innovative

Our people are forward thinking and inspired. We enjoy challenges and encourage new ideas. We seek continual improvement, and care about treating people well through periods of change.

Dynamic

We are performance driven, enthusiastic and quick to respond. We set clear targets and objectives and take satisfaction in achieving them. We want to be part of a successful team and business, and we make decisions quickly and implement them.

Employee Engagement

Attracting Talent: We believe our hardworking team of employees is our greatest asset. We employ approximately 2,450 people across 22 countries, and we believe that the skills, commitment and enthusiasm of our employees helps us to deliver long-term growth for investors.

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

Performance Management Framework: We conduct an annual performance management process across the organization. Together with their line managers, employees agree upon annual objectives, and, at the end of the year, review with their line manager their performance against those objectives and their overall performance. The results of each annual performance review affect performance bonus amounts, pay adjustment and career advancement decisions.

Senior Leadership Communications and Transparency: We actively seek opportunities for regular engagement and communication by our Chief Executive Officer (“CEO”) and other Senior Executives with our broader employee population. Communications are through a variety of means including written communications, webcasts and conference calls. For example, we hold a CEO Call at least once a year, during which the CEO and Chief Financial Officer ("CFO") discuss current issues and developments in the business, including a Q&A session answering questions raised by employees. The CEO Call is accessible to all employees across the Company. In addition to the CEO Calls, each financial quarter, following the quarterly financial results announcement, the CEO and CFO provide a written review of the financial results to all employees.

Diversity and Inclusion

Innospec aims to attract and retain the best people by making employment decisions that are based on merit, performance, ability, and contribution to the Company. As part of our Global HR Policies, our diversity and equal opportunities policy means that current and prospective employees receive equal opportunities irrespective of sex or gender (including pregnancy, childbirth and pregnancy-related conditions), gender identity or expression, genetic information, marital status, sexual orientation, race, color, ethnic or national origin, age, disability, religion, creed or belief or any other characteristic protected by applicable local legislation.

Health and Safety

Objectives: We prioritize the safety of employees, communities and everyone involved in the manufacture, use or disposal of our products. We set high standards for process and occupational safety, which is managed by our network of Safety, Health and Environment (“SHE”) professionals throughout the business. SHE is a top priority for Innospec with our three core objectives being:

• No-one gets hurt

• We don’t negatively impact our neighbors

• We leave only the gentlest footprints on our environment

It is our goal to make sure that everybody returns home safe at the end of the working day.

Leadership: The Company periodically reviews the Corporate SHE structure and organization so that we have the optimum resources and correct approach. We strive to embed SHE in our culture by having leadership that comes from executive management. Our Responsible Care Executive Committee (known as RESPECT) comprises members of the senior leadership team and is led by the CEO. RESPECT is responsible for setting the group’s SHE policies and objectives across the global business. It also monitors ongoing performance in these areas throughout the year. Through this structure, we have established a strong culture of safety within our organization. The RESPECT committee reports to the Company’s Board of Directors (the “Board”) and conducts a major review of objectives and performance annually alongside quarterly interim reviews.

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

A copy of the Company’s Safety, Health and Environment Policy can be found on the “Sustainability” section of the Company’s website at www.innospecsustainability.com, but does not constitute part of, and is not incorporated by reference into, this Form 10-K.

Development and Training

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

The Board is also actively involved in reviewing and approving executive compensation, selections and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. The CEO periodically provides the Board with an assessment of each Senior Executive that has the potential to be a successor for the CEO position, as well as perspectives on potential candidates for other senior management positions.

Further information on our human capital management initiatives is available online in the Company’s website at www.innospecsustainability.com, but does not constitute part of, and is not incorporated by reference into, this Form 10-K.

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

Our business and operations have been, and may in the future be, adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments, including coronaviruses.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including coronaviruses, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel, labor shortages and increased turnover, temporary closures of our facilities or facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows.

Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which pandemics will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing spread of viruses, disease severity, outbreak duration, extent of any reoccurrence of coronaviruses or any evolutions or mutations of viruses, and the availability, administration and effectiveness of vaccines and the development of therapeutic treatments that can restore consumer and business economic confidence.

Business Operations

We face risks related to our foreign operations that may adversely affect our business.

We serve global markets and operate in certain countries with political and economic instability, including the Middle East, Northern Africa, Asia-Pacific, Eastern Europe and South American regions. Our international operations are subject to numerous international business risks including, but not limited to, geopolitical and economic conditions, military actions and war, risk of expropriation, import and export restrictions, trade wars, tariffs, exchange controls, national and regional labor strikes, high or unexpected taxes, government royalties and restrictions on repatriation of earnings or proceeds from liquidated assets of overseas subsidiaries. Any of these could have a material adverse impact on our results of operations, financial position and cash flows.

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

Our ability to monitor and manage our business performance is dependent upon the effectiveness of our information technology systems.

We use a variety of information technology systems to operate and manage our businesses, including a number of enterprise resource planning (“ERP”) systems.

We are currently in the process of developing and implementing a new, company-wide, information system platform. The new platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platforms providing a fallback position. We have implemented the new platform for a number of our sites across EMEA and ASPAC in the third quarter of 2024. In connection with this implementation, the Company has updated, and continues to update, its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

The successful implementation of the project plan, through to completion, involves significant cost to the business, involving external implementation partners and the dedication of internal employee resources. Any problems we encounter may lead to increased costs, delayed completion, business interruption and lower than expected benefits from the new system in the short to medium term.

Furthermore, the potential for problems with any of our integrated and stand-alone information technology systems, including communication technologies, could negatively impact our customers, suppliers and employees. As a result, there could be a consequential adverse impact on our results of operations and financial condition.

Decline in our AvGas business.

The sales of our AvGas product line for use in aviation gasoline are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. The U.S. Federal Aviation Administration (“FAA”) program (Piston Aviation Fuels Initiative) has been established to identify a replacement fuel, and candidate fuels are undergoing testing. In 2022, the FAA created a new team named Eliminate Aviation Gasoline Lead Emissions (“EAGLE”). This is a government-industry partnership that also encompasses fuel producers and distributors, airport operators, communities that support general aviation airports, and environmental experts. The most significant announcement impacting the Company is the stated aim of EAGLE to eliminate lead emissions from general aviation in the U.S. by the end of 2030. There are also regulatory actions underway for the

E.U., which are proposing a ban on the production of leaded fuel for the aviation industry earlier than the FAA timetable, unless an authorization under E.U. REACH is granted to the fuel producer.

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

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. has not enacted legislation implementing Pillar Two Rules, other countries where Innospec does business, including the U.K., have enacted legislation implementing Pillar Two Rules, which came into effect from January 1, 2024. We have evaluated the Pillar Two Rules and their impact on the current and future periods, and we have determined that the Pillar Two Rules do not have a material impact on the Company’s effective tax rate in the current period, and we do not expect the rules to have a material impact on the Company’s effective tax rate in future periods.

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

IT leadership is made up of senior managers with the appropriate qualifications and business experience required for their roles overseeing Innospec’s IT operations. In addition, the IT leadership team includes specialists with many years cyber security experience at both Innospec and previously with other organizations, combined with multiple cyber security qualifications. Innospec's IT leadership formally reports through the CEO and CFO to the Board.

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

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 5, 2025, there were 625 registered holders of the common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2024.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities in the quarter ended December 31, 2024.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, the S&P 500 Index and the S&P 1500 Specialty Chemicals Index since December 31, 2019, assuming a $100 investment and the re-investment of any dividends thereafter. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Innospec Inc. vs S&P 500 and S&P 1500 Specialty Chemicals
Total Return to Stockholders since December 31, 2019
Value of $100 Investment
225
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024
Innospec Inc.
S&P 500
S&P 1500 Specialty Chemicals

Value of $100 Investment made December 31, 2019*

	2019	2020	2021	2022	2023	2024
Innospec Inc.	$100.00	$88.72	$89.47	$103.14	$124.99	$113.19
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 1500 Specialty Chemicals Index	100.00	116.33	148.60	111.65	128.28	126.04

* Excludes purchase commissions.

Item 6 [Reserved]

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.

EXECUTIVE OVERVIEW

In 2024 Innospec achieved another good set of results. Strength in Performance Chemicals and Fuel Specialties offset lower results in Oilfield Services.

In Performance Chemicals, full year revenues were up 16 percent and operating income increased by 52 percent. We have a balanced pipeline of growth opportunities across our global personal care, home care, agriculture, construction and other industrial markets. In addition, the integration and performance of our recent QGP acquisition in Brazil is proceeding to plan and is supporting not only Performance Chemicals but also Fuel Specialties growth opportunities in the region. Moving into 2025, we continue to target operating income and margin improvement to levels consistent with the full year 2022.

In Fuel Specialties, revenues were up 1 percent and operating income increased 18 percent. Operating margin improved to just below our target of 19 to 21 percent. We remain focused on further margin improvement in parallel with topline growth. With our industry-leading innovation and customer service capabilities, we are well positioned to continue advancing our global customers’ initiatives. Our technology will continue to focus on cleaner fuels, lowering emissions and improving efficiency in traditional, renewable and non-fuel applications.

In Oilfield Services, revenues were down 29 percent from last year and operating income decreased 51 percent on lower Latin America production activity. Excluding this Latin America activity, our core business sales and operating income grew year over year. Our expectation for 2025 is that we will see further sequential improvement in the core Oilfield business including U.S. completions and production, DRA and the Middle East. We currently do not expect the Latin America production activity to resume in the near term.

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

Plant closure provisions at December 31, 2024 amounted to $60.3 million and relate principally to our Ellesmere Port site in the U.K.. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company must anticipate the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for plant closure provisions are reasonable, they are subjective good faith estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.

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

At December 31, 2024 we had $382.5 million of goodwill relating to our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Our step zero impairment review at December 31, 2024 indicated the fair value of each segment is, more likely than not, higher than the carrying value, meaning no step one impairment review was required to be performed.

RESULTS OF OPERATIONS

The following table provides sales, gross profit and operating income by reporting segment:

(in millions)	2024	2023	2022
Net sales:
Performance Chemicals	$653.7	$561.6	$639.7
Fuel Specialties	701.1	695.9	730.2
Oilfield Services	490.6	691.3	593.8
Total net sales	$1,845.4	$1,948.8	$1,963.7
Gross profit:
Performance Chemicals	$148.4	$105.6	$150.0
Fuel Specialties	239.9	215.1	221.9
Oilfield Services	154.6	270.4	214.8
Total gross profit	$542.9	$591.1	$586.7
Operating income:
Performance Chemicals	$82.9	$54.5	$95.3
Fuel Specialties	129.6	109.7	121.7
Oilfield Services	38.8	78.6	41.7
Corporate costs	(70.2)	(81.2)	(71.4)
Adjustment to fair value of contingent consideration	(3.4)	—	—
Profit on disposal	0.2	—	—
Total operating income	$177.9	$161.6	$187.3
Other income/(expense), net	$9.6	$10.5	$(1.6)
Pension scheme settlement charge	(155.6)	—	—
Interest income/(expense), net	9.3	2.3	(1.1)
Income before income taxes	41.2	174.4	184.6
Income taxes	(5.6)	(35.3)	(51.6)
Net income	$35.6	$139.1	$133.0

Results of Operations – Fiscal 2024 compared to Fiscal 2023:

(in millions, except ratios)	2024	2023	Change
Net sales:
Performance Chemicals	$653.7	$561.6	$92.1	16%
Fuel Specialties	701.1	695.9	5.2	1%
Oilfield Services	490.6	691.3	(200.7)	-29%
Total net sales	$1,845.4	$1,948.8	$(103.4)	-5%
Gross profit:
Performance Chemicals	$148.4	$105.6	$42.8	41%
Fuel Specialties	239.9	215.1	24.8	12%
Oilfield Services	154.6	270.4	(115.8)	-43%
Total gross profit	$542.9	$591.1	$(48.2)	-8%
Gross margin (%):
Performance Chemicals	22.7	18.8	+3.9
Fuel Specialties	34.2	30.9	+3.3
Oilfield Services	31.5	39.1	-7.6
Aggregate	29.4	30.3	-0.9
Operating expenses:
Performance Chemicals	$(65.5)	$(51.1)	$(14.4)	28%
Fuel Specialties	(110.3)	(105.4)	(4.9)	5%
Oilfield Services	(115.8)	(191.8)	76.0	-40%
Corporate costs	(70.2)	(81.2)	11.0	-14%
Adjustment to fair value of contingent consideration	(3.4)	—	(3.4)	n/a
Profit on disposal	0.2	—	0.2	n/a
Total operating expenses	$(365.0)	$(429.5)	$64.5	-15%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+24	+10	+26	+17
Acquisition	—	—	—	+7
Price and product mix	-11	-6	-5	-8
Exchange rates	—	+1	+1	—
	+13	+5	+22	+16

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

Gross margin: the year over year increase of 3.9 percentage points was due to margins returning to a more normalized level when compared to the depressed margins in the prior year. Margins have benefited from raw materials pricing reductions in the current year, combining with the favorable impact arising from our manufacturing efficiency due to the higher production volumes.

Operating expenses: increased $14.4 million year over year due to higher selling expenses, increased amortization for the acquired intangible assets relating to our QGP acquisition, increased spending on research and development and higher performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+8	+5	+4	+13	+7
Price and product mix	-11	-4	-4	+12	-6
Exchange rates	—	+1	—	—	—
	-3	+2	—	+25	+1

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

Gross margin: the year over year increase of 3.3 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with the easing of raw material and other inflationary pressures, combined with the prior year adverse impact of the Brazil inventory misappropriation and the associated costs of exiting the related trading relationship. Excluding this prior year item, gross margin has increased 1.0 percentage points.

Operating expenses: the year over year increase of $4.9 million is due to higher research and development expenditure and higher performance-related remuneration accruals, being partly offset by lower provisions for doubtful debts.

Oilfield Services

Net sales: have decreased year over year by $200.7 million, or 29 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes were adversely impacted by significantly lower production chemical activity in 2024 in Latin America. Management expects to see lower sales volumes continuing for production chemicals in the coming quarters, while believing the growth opportunities for our other oilfield markets will drive sequential quarterly improvements.

Gross margin: the year over year decrease of 7.6 percentage points was due to an unfavorable sales mix as Latin America customer demand has weakened.

Operating expenses: the year over year decrease of $76.0 million was driven by the lower customer service costs and commissions related to the reduced demand from certain customers, together with lower performance related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year decrease of $11.0 million was primarily driven by the $8.4 million recovery of historical costs which the Company incurred relating to our defined benefit pension scheme in the U.K., together with a reduction for acquisition related costs, being partly offset by higher information technology investment and the adverse impact of inflationary increases year over year.

Adjustment to fair value of contingent consideration: the charge in 2024 of $3.4 million (2023 - $0.0 million) relates to the accretion of the contingent consideration relating to the acquisition of QGP. See Note 5 of the Notes to the Consolidated Financial Statements for further information.

Pension scheme settlement charge: the charge in 2024 of $155.6 million (2023 - $0.0 million) relates to the buy-out of our U.K. defined benefit pension scheme. See Note 10 of the Notes to the Consolidated Financial Statements for further information.

Other net income/(expense): for 2024 and 2023, includes the following:

(in millions)	2024	2023	Change
Net pensions credit	$7.2	$6.9	$0.3
Profit attributable to non-controlling interests	(2.4)	—	(2.4)
Sundry expense	(0.1)	—	(0.1)
Foreign exchange gains/(losses) on translation	(0.4)	7.6	(8.0)
Foreign currency forward contracts gains/(losses)	5.3	(4.0)	9.3
	$9.6	$10.5	$(0.9)

Interest income/(expense), net: in 2024 was $9.3 million of income, compared to $2.3 million of income in 2023. Interest income from our cash balances has increased due to higher central bank interest rates together with the benefit from our increasing cash balances.

Income taxes: The effective tax rate was 13.6% and 20.2% in 2024 and 2023, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 26.4% in 2024 compared with 23.0% in 2023. The Company believes this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2024	2023
Income before income taxes	$41.2	$174.4
Adjustment for stock compensation	8.5	8.0
Indemnification asset regarding tax audit	(0.2)	(0.1)
Legacy cost of closed operations	4.0	6.1
Adjustment to fair value of contingent consideration	3.4	—
Pension scheme settlement charge	155.6	—
Recovery of historical pension costs	(8.4)	—
Acquisition costs	—	3.1
Adjusted income before income taxes	$204.1	$191.5
Income taxes	$5.6	$35.3
Adjustment of income tax provisions	10.1	1.4
Tax on stock compensation	—	0.4
Tax loss / (gain) on distribution	—	0.4
Tax on legacy cost of closed operations	1.0	1.4
Tax on acquisition costs	—	0.7
Tax on pension scheme settlement charge	38.9	—
Tax on recovery of historical pension costs	(2.1)	—
Other discrete items	0.4	4.5
Adjusted income taxes	$53.9	$44.1
GAAP effective tax rate	13.6%	20.2%
Adjusted effective tax rate	26.4%	23.0%

The adjusted effective tax rate is higher in 2024 than the GAAP effective tax rate, primarily due to the current year recognition of previously unrecognized tax benefits being eliminated in determining the adjusted effective tax rate. This item arose due to the lapse of the statute of limitations associated with the unrecognized tax benefit in the final quarter of 2024.

The adjusted effective tax rate was higher in 2023 than the GAAP effective tax rate, primarily due to the elimination of the impact of other discrete items in determining the adjusted effective tax rate. This mainly represented the benefit arising from adjustments to the tax charge for previous years arising from return to provision adjustments in relation to the federal and state tax returns filed in the U.S. during 2023.

For additional information on items which impact both the GAAP effective tax rate and the adjusted effective tax rate see Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations – Fiscal 2023 compared to Fiscal 2022:

(in millions, except ratios)	2023	2022	Change
Net sales:
Performance Chemicals	$561.6	$639.7	$(78.1)	-12%
Fuel Specialties	695.9	730.2	(34.3)	-5%
Oilfield Services	691.3	593.8	97.5	16%
Total net sales	$1,948.8	$1,963.7	$(14.9)	-1%
Gross profit:
Performance Chemicals	$105.6	$150.0	$(44.4)	-30%
Fuel Specialties	215.1	221.9	(6.8)	-3%
Oilfield Services	270.4	214.8	55.6	26%
Total gross profit	$591.1	$586.7	$4.4	1%
Gross margin (%):
Performance Chemicals	18.8	23.4	-4.6	-20%
Fuel Specialties	30.9	30.4	+0.5	2%
Oilfield Services	39.1	36.2	+2.9	8%
Aggregate	30.3	29.9	+0.4	1%
Operating expenses:
Performance Chemicals	$(51.1)	$(54.7)	$3.6	-7%
Fuel Specialties	(105.4)	(100.2)	(5.2)	5%
Oilfield Services	(191.8)	(173.1)	(18.7)	11%
Corporate costs	(81.2)	(71.4)	(9.8)	14%
Total operating expenses	$(429.5)	$(399.4)	$(30.1)	8%

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

The level of foreign-derived intangible income benefit that the Company is entitled to has also had a positive impact on the GAAP effective tax rate and the adjusted effective tax rate in both 2023 and 2022.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In 2024 our working capital increased by $71.0 million, while our adjusted working capital decreased by $1.7 million. The difference between these measures is primarily due to the exclusion of the increase in our cash and cash equivalents, together with the movements for income taxes.

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

(in millions)	2024	2023
Total current assets	$956.6	$885.7
Total current liabilities	(371.4)	(371.5)
Working capital	585.2	514.2
Less cash and cash equivalents	(289.2)	(203.7)
Less prepaid income taxes	(3.1)	(2.8)
Less other current assets	(0.6)	(0.6)
Add back current portion of accrued income taxes	19.6	2.6
Add back current portion of plant closure provisions	5.0	4.6
Add back current portion of operating lease liabilities	13.9	13.6
Add back current portion of unrecognized tax benefits	—	1.2
Adjusted working capital	$330.8	$329.1

The movements in our adjusted working capital are explained as follows:

We had an $18.1 million decrease in trade and other accounts receivable primarily driven by the timing of sales across our reporting segments and the mix of customer payment terms. Days’ sales outstanding in our Performance Chemicals segment decreased from 64 days to 61 days; increased in our Fuel Specialties segment from 55 days to 57 days; and increased from 55 days to 83 days in our Oilfield Services segment.

We had a $0.9 million increase in inventories, net of a $6.5 million increase in allowances, as we manage inventory levels necessary to support future demand, while mitigating the risk of potential supply chain disruption for certain key raw materials. Days’ sales in inventory in our Performance Chemicals segment increased from 62 days to 63 days; decreased in our Fuel Specialties segment from 121 days to 113 days; and increased from 48 days to 76 days in our Oilfield Services segment.

Prepaid expenses increased $2.3 million, from $18.7 million to $21.0 million due to the impact of inflationary increases and the timing of some prepayments.

We had a $16.6 million decrease in accounts payable and accrued liabilities primarily due to the timing of supplier payments. Creditor days (including goods received not invoiced) increased in our Performance Chemicals segment from 45 days to 46 days; increased in our Fuel Specialties segment from 41 days to 44 days; and increased from 48 days to 68 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $184.5 million in 2024 compared to $207.3 million in 2023. The decrease in cash is primarily related to our increased working capital, being partly offset by the improvements to our earnings before depreciation, amortization and excluding the one off non-cash impact relating to the U.K. defined benefit pension scheme buy-out.

Cash

As at December 31, 2024 and 2023, we had cash and cash equivalents of $289.2 million and $203.7 million, respectively, of which $133.9 million and $59.8 million, respectively, were held by non-U.S. subsidiaries principally in the U.K..

The $85.5 million increase in cash and cash equivalents in 2024 was driven by the cash inflows from operating activities, partly offset by higher working capital needs, our continued investments in capital projects including the development of our new ERP platform, payments for income taxes and the payment of our semi-annual dividends.

Debt

As at December 31, 2024 and 2023, the Company had no borrowings under the revolving credit facility and as a result, the related deferred finance costs of $1.1 million (December 31, 2023 – $1.2 million) are now included within other current and non-current assets at the balance sheet date. During 2024 and 2023, the Company did not draw down or repay any borrowing on its revolving credit facility.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company entered into a Multicurrency Revolving Facility Agreement with various lenders, providing for a $250,000,000 four-year multicurrency revolving loan facility. The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125,000,000. The termination date of the facility is May 30, 2027, but the Agreement includes an option for the Company to request an extension of the facility for a further year. The agreement replaced the Company’s credit facility agreement dated September 26, 2019. See Note 12 to the Notes to the Consolidated Financial Statements for additional details.

Effective as of May 20, 2024, the termination date of the Facility was extended from May 30, 2027 to May 31, 2028 in accordance with the terms of the Company’s multicurrency revolving facility agreement (the “Facility Agreement”). No other terms of the Facility Agreement or the Facility were modified. The Company paid a customary extension fee in connection with the extension of the Facility as contemplated by the Facility Agreement. As a consequence, the Company has capitalized a further $0.3 million of costs relating to the new Agreement which are to be amortized over the period to May 31, 2028.

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

At December 31, 2024, the Company had no obligations under finance leases.

Contractual Commitments

The following represents contractual commitments at December 31, 2024 and the effect of those obligations on future cash flows:

(in millions)	Total	2025	2026-27	2028-29	Thereafter
Operating activities
Operating lease liabilities	44.9	13.9	14.0	7.3	9.7
Operating lease future commitments	0.3	0.1	0.2
Interest payments on debt	3.8	1.1	2.2	0.5
Investing activities
Capital commitments	35.4	35.4
Internally developed software	29.5	23.8	5.7
Total	$113.9	$74.3	$22.1	$7.8	$9.7

Operating activities

Operating lease commitments relate primarily to right-of-use assets at third-party manufacturing facilities, office space, motor vehicles and various items of computer and office equipment which are expected to be renewed and replaced in the normal course of business.

The interest payments on debt are the commitment fees for our $250.0 million revolving credit facility. Any interest income has been excluded.

Investing activities

Capital commitments relate to certain capital projects that the Company has committed to undertake.

Internally developed software relates to the planned completion costs for the implementation of our new Enterprise Resource Planning system for EMEA and ASPAC, including the acquisition costs for the software as well as the external and internal costs of the development.

Outlook

Our 2025 outlook remains for continued growth in Performance Chemicals and Fuel Specialties and sequential quarterly recovery in Oilfield Services. In all our businesses we share a common focus to deliver best-in-class surface active chemistry technologies and service to our global customers. Our opportunity pipeline continues to center on technologies that lower emissions, enable cleaner formulations and increase operating efficiency. We view these as long-term customer priorities in all our markets.

Operating cash generation is expected to remain positive and we continue to have significant flexibility and balance sheet strength for further M&A, dividend growth, share repurchases and organic investment.

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

We evaluate costs for environmental remediation, decontamination and demolition projects on a regular basis. Full provision is made for those costs amounting to $60.3 million at December 31, 2024. See Note 13 of the Notes to the Consolidated Financial Statements for further details. Expenditure utilizing these provisions was $3.8 million, $4.9 million and $4.2 million in the years 2024, 2023 and 2022, respectively.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

The Company uses cash reserves and floating rate debt to finance its global operations. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The political and economic risks are mitigated by the stability of the countries in which the Company’s largest operations are located. Credit limits, ongoing credit evaluation and account monitoring procedures are used to minimize bad debt risk. Collateral is not generally required.

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

At December 31, 2024, $0.0 million was drawn under the revolving credit facility.

As at December 31, 2024, the Company had no debt or finance leases and $289.2 million cash and cash equivalents. Assuming variable interest returns on the cash balances, a hypothetical absolute increase or decrease of 1% in U.S. base interest rates for a one-year period would increase or decrease net income and cash flows by approximately $2.9 million before tax.

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

Item 8 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Plant Closure Provisions

As described in Notes 2 and 13 to the consolidated financial statements, at December 31, 2024, the Company has recognized plant closure provisions of $60.3 million, the majority of which relates to asset retirement obligations. The Company recognizes asset retirement obligations when there is an obligation based on a legal requirement, including those arising from Company promises, and the costs can be reasonably estimated. The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs.

The principal considerations for our determination that performing procedures relating to the plant closure provisions is a critical audit matter are: (i) the significant judgment made by management when developing the estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to the recognition and measurement of the asset retirement obligations; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the plant closure provisions. These procedures also included, among others: (i) testing management’s process to recognize and measure the plant closure provisions; (ii) evaluating the appropriateness of the discounted cash flows model; (iii) testing completeness and accuracy of the underlying data used in the calculation of the plant closure provisions; (iv) evaluating the reasonableness of significant assumptions related to the assessment of the program of work required; the timing and cost of performing the remediation work; and the credit-adjusted risk-free rate; and (iv) evaluating the scope, competency, and objectivity of management’s specialists based on the work they were engaged to perform. Professionals with specialized skill and knowledge were used to assist in evaluating management’s method and the reasonableness of the significant assumptions in respect of the program of the work required and the timing and cost of performing the remediation work.

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 19, 2025.

We have served as the Company’s auditor since 2019.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31,
	2024	2023	2022
Net sales	$1,845.4	$1,948.8	$1,963.7
Cost of goods sold	(1,302.5)	(1,357.7)	(1,377.0)
Gross profit	542.9	591.1	586.7
Operating expenses:
Selling, general and administrative	(314.0)	(387.8)	(360.7)
Research and development	(47.8)	(41.7)	(38.7)
Adjustment to fair value of contingent consideration	(3.4)	—	—
Profit on disposal	0.2	—	—
Total operating expenses	(365.0)	(429.5)	(399.4)
Operating income	177.9	161.6	187.3
Other income/(expense), net	9.6	10.5	(1.6)
Pension scheme settlement charge	(155.6)	—	—
Interest income/(expense), net	9.3	2.3	(1.1)
Income before income tax expense	41.2	174.4	184.6
Income tax expense	(5.6)	(35.3)	(51.6)
Net income	$35.6	$139.1	$133.0
Earnings per share:
Basic	$1.43	$5.60	$5.37
Diluted	$1.42	$5.56	$5.32
Weighted average shares outstanding (in thousands):
Basic	24,932	24,851	24,787
Diluted	25,119	25,022	24,982

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2024	2023	2022
Net income	$35.6	$139.1	$133.0
Changes in cumulative translation adjustment (1)	(33.7)	18.3	(34.7)
Amortization of prior service cost	8.4	0.5	0.5
Amortization of actuarial net losses/(gains)	(0.2)	(2.1)	0.5
Actuarial net losses arising during the year	(28.3)	(23.4)	(93.9)
Pension scheme settlement	138.1	—	—
Other comprehensive income, before tax	119.9	132.4	5.4
Income tax income/(expense) related to other comprehensive income	(27.2)	3.8	29.3
Total comprehensive income	$92.7	$136.2	$34.7

(1) Amounts are before tax of $13.6 million in 2024, $(2.4) million in 2023 and $5.5 million in 2022.

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$289.2	$203.7
Trade and other accounts receivable (less allowances of $11.9 million and $10.3 million, respectively)	341.7	359.8
Inventories (less allowances of $34.6 million and $28.1 million, respectively):
Finished goods	197.9	215.7
Raw materials	103.1	84.4
Total inventories	301.0	300.1
Prepaid expenses	21.0	18.7
Prepaid income taxes	3.1	2.8
Other current assets	0.6	0.6
Total current assets	956.6	885.7
Net property, plant and equipment	269.7	268.3
Operating leases right-of-use assets	44.8	45.1
Goodwill	382.5	399.3
Other intangible assets	65.4	57.3
Deferred tax assets	9.4	10.4
Pension asset	2.4	35.1
Other non-current assets	3.9	6.2
Total assets	$1,734.7	$1,707.4
Liabilities and Equity
Current liabilities:
Accounts payable	$163.8	$163.6
Accrued liabilities	169.1	185.9
Current portion of operating lease liabilities	13.9	13.6
Current portion of plant closure provisions	5.0	4.6
Current portion of accrued income taxes	19.6	2.6
Current portion of unrecognized tax benefits	—	1.2
Total current liabilities	371.4	371.5
Operating lease liabilities, net of current portion	31.0	31.6
Plant closure provisions, net of current portion	55.3	57.0
Accrued income taxes, net of current portion	—	11.6
Unrecognized tax benefits, net of current portion	—	13.6
Deferred tax liabilities	23.5	33.5
Pension liabilities and post-employment benefits	13.1	13.3
Acquisition-related contingent consideration	20.1	23.4
Other non-current liabilities	4.2	2.3
Total liabilities	518.6	557.8
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	369.9	361.0
Treasury stock (4,594,943 and 4,686,511 shares at cost, respectively)	(93.0)	(94.3)
Retained earnings	1,025.0	1,028.2
Accumulated other comprehensive loss	(91.0)	(148.1)
Total Innospec stockholders’ equity	1,211.2	1,147.1
Non-controlling interest	4.9	2.5
Total equity	1,216.1	1,149.6
Total liabilities and equity	$1,734.7	$1,707.4

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$35.6	$139.1	$133.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.5	39.3	40.1
Adjustment to fair value of contingent consideration	3.4	—	—
Deferred taxes	(39.3)	3.6	(5.5)
Profit on disposal of property, plant and equipment	(0.2)	—	—
Non-cash income of defined benefit pension plans	151.9	(3.3)	(2.5)
Stock option compensation	8.5	8.0	6.7
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	4.3	(12.6)	(55.5)
Inventories	(11.8)	83.0	(98.5)
Prepaid expenses	(2.8)	(4.2)	4.6
Accounts payable and accrued liabilities	(4.5)	(26.9)	54.2
Plant closure provisions	0.9	4.0	1.1
Accrued income taxes	6.3	(25.9)	9.4
Unrecognized tax benefits	(14.8)	1.4	(2.9)
Other assets and liabilities	3.5	1.8	(2.5)
Net cash provided by operating activities	184.5	207.3	81.7
Cash Flows from Investing Activities
Capital expenditures	(41.4)	(62.1)	(39.6)
Proceeds on disposal of property, plant and equipment	0.5	0.1	0.2
Business combinations, net of cash acquired	(0.2)	(34.7)	—
Internally developed software	(20.9)	(15.1)	(2.7)
Net cash used in investing activities	(62.0)	(111.8)	(42.1)
Cash Flows from Financing Activities
Non-controlling interest	2.4	—	1.8
Repayment of term loan	—	(2.3)	—
Repayment of finance leases	—	—	(0.1)
Refinancing costs	(0.3)	(1.4)	—
Dividend paid	(38.8)	(35.1)	(31.7)
Issue of treasury stock	2.1	0.9	2.2
Repurchase of common stock	(0.7)	(1.1)	(5.9)
Net cash used in financing activities	(35.3)	(39.0)	(33.7)
Effect of foreign currency exchange rate changes on cash	(1.7)	0.1	(0.6)
Net change in cash and cash equivalents	85.5	56.6	5.3
Cash and cash equivalents at beginning of year	203.7	147.1	141.8
Cash and cash equivalents at end of year	$289.2	$203.7	$147.1

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31, 2021	$0.3	$346.7	$(90.6)	$822.9	$(46.9)	$0.6	$1,033.0
Net income				133.0			133.0
Dividend paid ($1.28 per share)				(31.7)			(31.7)
Changes in cumulative translation adjustment, net of tax					(29.2)		(29.2)
Non-controlling interest investment						1.8	1.8
Treasury stock re-issued		0.7	1.0				1.7
Treasury stock repurchased			(5.8)				(5.8)
Stock option compensation		6.7					6.7
Amortization of prior service cost, net of tax					0.4		0.4
Amortization of actuarial net losses, net of tax					0.4		0.4
Actuarial net losses during the year, net of tax					(69.9)		(69.9)
Balance at December 31 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				139.1			139.1
Dividend paid ($1.41 per share)				(35.1)			(35.1)
Changes in cumulative translation adjustment, net of tax					15.9		15.9
Share of net income						0.1	0.1
Treasury stock re-issued		(1.1)	2.2				1.1
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		8.0					8.0
Amortization of prior service cost, net of tax					0.4		0.4
Amortization of actuarial net gains, net of tax					(1.7)		(1.7)
Actuarial net losses arising during the year, net of tax					(17.5)		(17.5)
Balance at December 31 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				35.6			35.6
Dividend paid ($1.55 per share)				(38.8)			(38.8)
Changes in cumulative translation adjustment, net of tax					(20.1)		(20.1)
Share of net income						2.4	2.4
Treasury stock re-issued		0.4	2.0				2.4
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		8.5					8.5
Amortization of prior service cost, net of tax					6.3		6.3
Amortization of actuarial net gains, net of tax					(0.2)		(0.2)
Actuarial net losses arising during the year, net of tax					(21.3)		(21.3)
Pension scheme settlement					92.4		92.4
Balance at December 31 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Innospec develops, manufactures, blends, markets and supplies a wide range of specialty chemicals to markets in the Americas, Europe, the Middle East, Africa and Asia-Pacific. Our Performance Chemicals business creates innovative technology-based solutions for our customers in the personal care, home care, agrochemical, construction, mining and other industrial markets. Our Fuel Specialties business specializes in manufacturing and supplying fuel additives that improve fuel efficiency, boost engine performance and reduce harmful emissions. Our Oilfield Services business supplies chemicals for drilling, completion, production and DRA which make exploration and production more effective, cost-efficient and environmentally friendly.

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

The Company is exposed to credit losses primarily through sales of products. The Company’s expected loss allowance methodology for trade and other accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ receivables. Due to the short-term nature of such receivables, the estimate of accounts receivable amounts that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, a further allowance is included to account for the Company’s historical track record of credit losses, for balances which are not aged sufficiently to be considered under the aging based approach.

Inventories: Inventories are stated at the lower of cost (FIFO method) or market value. Cost includes materials, labor and an appropriate proportion of plant overheads. The Company accrues volume discounts where it is probable that the required volume will be attained and the amount can be reasonably estimated. The volume discounts are recorded as a reduction in the cost of materials based on projected purchases over the period of the agreement. Inventories are adjusted for estimated obsolescence and written down to market value based on estimates of future demand and market conditions.

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date using the Company’s credit-adjusted risk-free rate. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date.

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

The estimated useful lives of the major classes of assets are as follows:

Technology	10 to 17 years
Customer lists	7 to 15 years
Brand names	5 to 10 years
Product rights	9 to 10 years
Internally developed software	3 to 12 years
Marketing related	11 years

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

The Company previously maintained a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”). In May 2022, the trustees of the UK Plan entered into an agreement with Legal and General Assurance Society Limited ("L&G") to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the UK Plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a “buy-in”. This followed previous partial buy-ins with Just Retirement Limited ("Just") entered into in 2015. Since May 2022, the trustees of the UK Plan have been working towards a buy-out, where the company is no longer responsible for the future obligation for retirement benefits due to current and former employees. This work was completed in the fourth quarter of 2024, with L&G and Just now responsible for the respective members included in the previous buy-ins via issuance of individual insurance policies to members.

Income taxes: The Company provides for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the relevant tax bases of the assets and liabilities. The Company then evaluates the need for a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company recognizes the tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of income taxes in our consolidated statements of income if required.

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

Our Oilfield Services segment develops and markets chemical solutions for drilling, completion, production, DRA and oil and gas applications.

In 2023, the Company had a significant customer in the Oilfield Services segment which accounted for $265.2 million and 13.6% (2022 - $222.2 million and 11.3%) of the group's net sales. In 2024, the net sales to this customer did not exceed 10% of the group's net sales.

The Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer (the Principal Executive Officer) and is a Director of Innospec Inc.. The CODM evaluates the performance of the Company’s segments and makes strategic decisions relating to the Company's allocation of resources, based on the segments' monthly gross profit and operating income.

The following table analyzes financial information by the Company’s reportable segments:

(in millions)	2024	2023	2022
Net Sales:
Personal Care	$390.0	$352.7	$393.3
Home Care	106.6	86.8	94.2
Other	157.1	122.1	152.2
Performance Chemicals	653.7	561.6	639.7
Refinery and Performance	517.4	540.6	552.6
Other	183.7	155.3	177.6
Fuel Specialties	701.1	695.9	730.2
Oilfield Services	490.6	691.3	593.8
Total net sales	$1,845.4	$1,948.8	$1,963.7
Gross profit:
Performance Chemicals	148.4	105.6	150.0
Fuel Specialties	239.9	215.1	221.9
Oilfield Services	154.6	270.4	214.8
Total gross profit	$542.9	$591.1	$586.7
Operating income/(expense):
Performance Chemicals	$82.9	$54.5	$95.3
Fuel Specialties	129.6	109.7	121.7
Oilfield Services	38.8	78.6	41.7
Corporate costs	(70.2)	(81.2)	(71.4)
Adjustment to fair value of contingent consideration	(3.4)	—	—
Profit on disposal	0.2	—	—
Total operating income	$177.9	$161.6	$187.3
Identifiable assets at year-end:
Performance Chemicals	$598.3	$580.1	$610.4
Fuel Specialties	553.8	529.2	500.6
Oilfield Services	272.5	310.8	297.8
Corporate	310.1	287.3	194.9
Total assets	$1,734.7	$1,707.4	$1,603.7

The difference between net sales and gross profit is defined as cost of goods sold. For further information see the relevant accounting policy within Note 2 of the Notes to the Financial Statements.

The difference between segmental gross profit and operating income/(expense) is split between selling, general and administrative expenses and research and development expenses. For further information see the relevant accounting policies within Note 2 of the Notes to the Financial Statements.

The following table analyzes cost of goods sold by the Company’s reportable segments:

(in millions)	2024	2023	2022
Performance Chemicals	$505.3	$456.0	$489.7
Fuel Specialties	461.2	480.8	508.3
Oilfield Services	336.0	420.9	379.0
Total cost of goods sold	$1,302.5	$1,357.7	$1,377.0

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

(in millions)	2024	2023	2022
Performance Chemicals	$65.5	$51.1	$54.7
Fuel Specialties	110.3	105.4	100.2
Oilfield Services	115.8	191.8	173.1
Corporate	70.2	81.2	71.4
Total selling, general and administrative expenses and research and development expenses	$361.8	$429.5	$399.4

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

The following tables analyze sales and other financial information by location:

(in millions)	2024	2023	2022
Net sales by source:
United States	$1,039.7	$1,227.2	$1,204.4
United Kingdom	823.4	857.7	932.5
Rest of World	288.9	199.4	225.1
Sales between areas	(306.6)	(335.5)	(398.3)
	$1,845.4	$1,948.8	$1,963.7
Income before income taxes:
United States	$90.2	$95.2	$106.3
United Kingdom	(24.6)	59.1	43.2
Rest of World	(24.4)	20.1	35.1
	$41.2	$174.4	$184.6
Long-lived assets at year-end:
United States	$156.2	$156.3	$146.9
United Kingdom	88.0	73.7	50.6
Rest of World	133.6	137.6	112.7
	$377.8	$367.6	$310.2
Identifiable assets at year-end:
United States	$593.6	$613.7	$558.4
United Kingdom	488.2	434.9	462.3
Rest of World	270.4	259.5	224.2
Goodwill	382.5	399.3	358.8
	$1,734.7	$1,707.4	$1,603.7

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

Note 4. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2024	2023	2022
Numerator (in millions):
Net income available to common stockholders	$35.6	$139.1	$133.0
Denominator (in thousands):
Weighted average common shares outstanding	24,932	24,851	24,787
Dilutive effect of stock options and awards	187	171	195
Denominator for diluted earnings per share	25,119	25,022	24,982
Net income per share, basic:	$1.43	$5.60	$5.37
Net income per share, diluted:	$1.42	$5.56	$5.32

In 2024, 2023 and 2022 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 10,413, 20,334 and 79,145 respectively.

Note 5. Acquisition of QGP Química Geral

On December 8, 2023, the Company acquired QGP Química Geral (“QGP”). A portion of the consideration is deferred and payable in cash by December 7, 2026, and contingent on the financial performance of QGP for the 12 months ended June 30, 2026. The fair value of this deferred, contingent consideration at December 31, 2024 and 2023 was $20.1 million and $23.4 million, respectively. This deferred, contingent consideration will be updated at each balance sheet date based on the latest available information.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2024	2023
Land	$21.6	$22.8
Buildings	88.7	81.9
Equipment	439.6	418.1
Work in progress	62.1	69.5
Total gross cost	612.0	592.3
Less accumulated depreciation and impairment	(342.3)	(324.0)
Total net book value	$269.7	$268.3

Of the total net book value of equipment at December 31, 2024, $0.0 million are in respect of assets held under finance leases (2023 – $0.0 million).

Depreciation charges were $31.0 million, $27.9 million and $25.7 million in 2024, 2023 and 2022, respectively.

Note 7. Leases

We have operating and finance leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up to 21 years, some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2024	2023	2022
Operating lease cost	17.1	17.9	15.6
Short-term lease cost	8.7	8.1	7.2
Variable lease cost	—	—	0.3
Total lease cost	$25.8	$26.0	$23.1

Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25.9	$26.1	$23.1
Operating cash flows from finance leases	—	—	0.1
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7.7	$7.8	$14.9

Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$44.8	$45.1
Current portion of operating lease liabilities	$13.9	$13.6
Operating lease liabilities, net of current portion	31.0	31.6
Total operating lease liabilities	$44.9	$45.2
Weighted average remaining lease term:
Operating leases	5.6 years	6.2 years
Weighted average discount rate:
Operating leases	3.8%	3.5%

Maturities of lease liabilities were as follows as at December 31, 2024:

(in millions)	Operating Leases
Within one year	$14.3
Year two	9.8
Year three	5.7
Year four	5.1
Year five	3.9
Thereafter	11.7
Total lease payments	50.5
Less imputed interest	(5.6)
Total	$44.9

As of December 31, 2024, additional operating and finance leases that have not yet commenced are $0.3 million.

Maturities of lease liabilities were as follows as at December 31, 2023:

(in millions)	Operating Leases
Within one year	$14.0
Year two	10.0
Year three	7.3
Year four	3.3
Year five	3.0
Thereafter	12.6
Total lease payments	50.2
Less imputed interest	(5.0)
Total	$45.2

As of December 31, 2023, additional operating and finance leases that have not yet commenced are $5.8 million.

Note 8. Goodwill

The following table analyzes goodwill movement for 2024 and 2023.

(in millions)	Performance Chemicals	Fuel Specialties	Oilfield Services	Total
At December 31, 2022
Gross cost	$106.5	$207.5	$44.8	$358.8
Accumulated impairment losses	—	—	—	—
Net book amount	$106.5	$207.5	$44.8	$358.8
Additions	37.4	—	—	37.4
Exchange effect	3.0	0.1	—	3.1
At December 31, 2023
Gross cost	$146.9	$207.6	$44.8	$399.3
Accumulated impairment losses	—	—	—	—
Net book amount	$146.9	$207.6	$44.8	$399.3
Adjustment to the acquired fair values	(3.1)	—	—	(3.1)
Exchange effect	(13.7)	(0.1)	0.1	(13.7)
At December 31, 2024
Gross cost	$130.1	$207.5	$44.9	$382.5
Accumulated impairment losses	—	—	—	—
Net book amount	$130.1	$207.5	$44.9	$382.5

The Company’s reporting units, the level at which goodwill is tested for impairment, are consistent with the reportable segments: Performance Chemicals, Fuel Specialties and Oilfield Services.

On December 8, 2023, the Company acquired QGP. This resulted in goodwill of $37.4 million being recognized within our Performance Chemicals segment. In the second quarter of 2024, the fair value of the acquired net assets was revised. As a result of these remeasurement period adjustments, there was an increase of $3.1 million to the fair value of the net assets acquired, with a corresponding decrease to the acquired goodwill.

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

The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2024, 2023 and 2022. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 9. Other Intangible Assets

The following table analyzes other intangible assets movement for 2024 and 2023.

(in millions)	2024	2023
Gross cost at January 1	$315.1	$291.1
Additions	24.3	22.4
Exchange effect	(7.5)	1.6
Gross cost at December 31	331.9	315.1
Accumulated amortization at January 1	(257.8)	(246.1)
Amortization expense	(12.6)	(10.6)
Exchange effect	3.9	(1.1)
Accumulated amortization at December 31	(266.5)	(257.8)
Net book amount at December 31	$65.4	$57.3

Amortization expense

The amortization expense was $12.6 million, $10.6 million and $14.0 million in 2024, 2023 and 2022, respectively. Excluding the impact of foreign exchange translation on the balance sheet, $2.3 million, $2.3 million and $2.3 million of amortization, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

In 2024, we capitalized $20.8 million (2023 - $15.1 million) in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering our all our regions. The expenses capitalized include the acquisition costs for the software as well as the external and internal costs of the development. The additional completion costs are currently expected to be approximately $29.5 million. Our current plan is to complete the implementation of the new ERP system across all regions by the middle of 2026. We have determined the useful economic life of the ERP system to be up to 12 years.

In 2024, within the remeasurement period, we finalized the valuation of customer lists in relation to the acquisition of QGP in December 2023. This increased the intangible asset capitalized by $3.5 million in the second quarter of 2024. Management also revised the expected useful life of the customer lists from 10 years to 7 years. In 2023, we capitalized $7.3 million in relation to the acquisition of QGP.

Other intangible assets at December 31, 2024 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(8.9)
Technology	55.1	(44.6)
Customer relationships	130.6	(111.9)
Internally developed software	78.7	(42.5)
Other	24.6	(24.6)
	$331.9	$(266.5)

Other intangible assets at December 31, 2023 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(8.4)
Technology	55.1	(42.3)
Customer relationships	131.6	(105.4)
Internally developed software	60.5	(42.7)
Other	25.0	(25.0)
	$315.1	$(257.8)

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2025	$11.1
2026	$10.9
2027	$7.4
2028	$7.1
2029	$6.2

Note 10. Pension and Post-Employment Benefits

United Kingdom plan

The Company previously maintained a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”).

In May 2022, the trustees of the UK Plan entered into an agreement with Legal and General Assurance Society Limited ("L&G") to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the UK Plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a “buy-in”. This followed previous partial buy-ins with Just Retirement Limited ("Just") entered into in 2015.

Since May 2022, the trustees of the UK Plan have been working towards a buy-out, where the company is no longer responsible for the future obligation for retirement benefits due to current and former employees. This work was completed in the fourth quarter of 2024, with L&G and Just now responsible for the respective members included in the previous buy-ins via issuance of individual insurance policies to members.

As a result, the company has recognized a one-off, non-cash settlement charge of $155.6 million in the income statement relating to the updated valuations at the time of the buy-out and recycling of historical pension costs previously held in the statement of comprehensive income. The remaining asset on the balance sheet of $2.5 million relates to cash held to cover the remaining expenses of the scheme and a negligible remaining Projected Benefit Obligation ("PBO") of $0.1 million, reflecting the UK Plan’s residual liabilities in respect of Guaranteed Minimum Pension equalization top-up payments due to former members of the UK Plan.

In 2024, the Company contributed $0.0 million (2023 – $0.0 million) in cash to the UK Plan in accordance with an agreement with the trustees. In September 2024, the Company received $8.4 million from the UK Plan as recovery of pension related costs previously incurred, which has been credited against the service cost in 2024, resulting in an associated income tax expense of $2.1 million. Following the UK Plan buy-out, the Company is no longer required to make future cash contributions to the UK Plan.

(in millions)	2024	2023	2022
Service cost/(credit)	$(4.9)	$3.4	$2.2
Interest cost on PBO	18.6	19.6	10.1
Expected return on plan assets	(25.9)	(25.2)	(16.0)
Amortization of prior service cost	16.8	0.5	0.5
Amortization of actuarial net losses	—	(1.6)	—
Recycling of residual reserves	138.8	—	—
Net periodic cost/(benefit)	$143.4	$(3.3)	$(3.2)

The income statement captions are shown here:

Selling, general and administrative	2024	2023	2022
Service cost/(credit)	$(4.9)	$3.4	$2.2

Other expense/(income), net	2024	2023	2022
Interest cost on PBO	$18.6	19.6	10.1
Expected return on plan assets	(25.9)	(25.2)	(16.0)
Amortization of prior service cost	—	0.5	0.5
Amortization of actuarial net losses	—	(1.6)	—
	$(7.3)	$(6.7)	$(5.4)

Pension scheme settlement charge	2024	2023	2022
Amortization of prior service cost	$16.8	—	—
Recycling of residual reserves	138.8	—	—
	155.6	—	—
Tax relating to the amortization of prior service cost	(4.2)	—	—
Tax relating to the recycling of residual reserves	(34.7)	—	—
	$116.7	$—	$—

The other financial statement captions relating to the buy-out settlement are shown here:

Recognized in Other Comprehensive Income	2024	2023	2022
Recycling of residual reserves	$138.8	—	—
Release of historic cumulative translation adjustments	(0.7)	—	—
	138.1	—	—
Tax relating to the recycling of residual reserves	(34.7)	—	—
Tax relating to historic cumulative translation adjustments	(11.0)	—	—
	$92.4	$—	$—

Recognized in Reclassifications out of Accumulated Other Comprehensive Loss	2024	2023	2022
Recycling of residual reserves	$138.8	—	—
Release of historic cumulative translation adjustments	(0.7)	—	—
	138.1	—	—
Tax relating to the recycling of residual reserves	(34.7)	—	—
Tax relating to historic cumulative translation adjustments	(11.0)	—	—
	$92.4	$—	$—

Plan assumptions at December 31, (%):	2024	2023	2022
Discount rate	5.18	4.59	4.91
Inflation rate	2.85	2.70	2.85
Rate of return on plan assets – overall on bid-value	4.20	4.25	4.00

Plan asset allocation by category (%):	2024	2023	2022
Debt securities and insurance contracts	—	96	96
Cash	100	4	4
	100	100	100

Following the buy-out, the UK Plan does not need to follow an investment strategy.

Movements in PBO and fair value of UK Plan assets are as follows:

(in millions)	2024	2023
Change in PBO:
Opening balance	$424.1	$404.0
Interest cost	18.6	19.6
Service cost	(4.9)	3.5
Benefits paid	(32.9)	(35.6)
Plan amendments	8.4	—
Actuarial losses/(gains)	3.7	10.1
Settlements	(419.2)	—
Exchange effect	2.3	22.5
Closing balance	$0.1	$424.1
Fair value of plan assets:
Opening balance	$459.2	$452.1
Return of Funds to Cover Historic Expenses	(8.4)	—
Benefits paid	(32.9)	(35.6)
Actual return on assets	1.5	17.9
Settlements	(419.2)	—
Exchange effect	2.3	24.8
Closing balance	$2.5	$459.2
Net pension asset	$2.4	$35.1

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2024
Cash	2.5			2.5
Total plan assets	$2.5	$—	$—	$2.5
At December 31, 2023
Debt securities:
Debt securities issued by non-U.S. governments and government agencies	$4.7			$4.7
Other asset backed securities:
Insurance contracts			438.7	438.7
Total assets at fair value	4.7	—	438.7	443.4
Cash	15.8			15.8
Total plan assets	$20.5	$—	$438.7	$459.2

The reconciliation of the fair value of the UK Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2022	$431.8
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	16.9
Purchases, issuances and settlements	(33.7)
Exchange effect	23.7
Balance at December 31, 2023	$438.7
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	(2.2)
Purchases, issuances and settlements	(438.8)
Exchange effect	2.3
Balance at December 31, 2024	$—

The projected net periodic cost for the year ending December 31, 2025 is as follows:

(in millions)
Service cost	$2.4
Interest cost on PBO	—
Expected return on plan assets	—
Amortization of prior service credit	—
Amortization of actuarial net losses	—
Net periodic cost	$2.4

The following benefit payments are expected to be made:

(in millions)
2025	$0.1
2026	$—
2027	$—
2028	$—
2029	$—
2030-2034	$—

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

(in millions)	2024	2023	2022
Service cost	$0.0	$0.1	$0.1
Interest cost on PBO	0.3	0.3	0.1
Amortization of actuarial net loss/(gain)	(0.2)	(0.5)	0.5
Net periodic cost/(benefit)	$0.1	$(0.1)	$0.7

Plan assumptions at December 31, (%):

Discount rate	3.20	3.70	3.70
Inflation rate	2.25	2.25	2.25
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2024	2023
Change in PBO:
Opening balance	$9.1	$8.2
Service cost	—	0.1
Interest cost	0.3	0.3
Benefits paid	(0.4)	(0.3)
Actuarial losses/(gains)	0.5	0.6
Exchange effect	(0.5)	0.2
Closing balance	$9.0	$9.1

Other plans

As at December 31, 2024, we have post-employment obligations in our Performance Chemicals European businesses with a liability of $4.1 million (December 31, 2023 – $4.2 million). For the year ended December 31, 2024, we have recognized an actuarial gain of $0.2 million in other comprehensive loss in relation to the Performance Chemicals pension in France (December 31, 2023 – $0.3 million).

Company contributions to defined contribution schemes during 2024 were $13.9 million (2023 – $12.9 million), across all of our reporting segments.

Note 11. Income Taxes

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2022	$13.2	$3.1	$16.3
Reductions for tax positions of prior periods	(3.1)	—	(3.1)
Additions for tax positions of prior periods	0.1	0.1	0.2
Closing balance at December 31, 2022	10.2	3.2	13.4
Current	—	—	—
Non-current	$10.2	$3.2	$13.4
Opening balance at January 1, 2023	$10.2	$3.2	$13.4
Reductions for tax positions of prior periods	—	—	—
Additions for tax positions of prior periods	0.3	1.1	1.4
Closing balance at December 31, 2023	10.5	4.3	14.8
Current	(1.0)	(0.2)	(1.2)
Non-current	$9.5	$4.1	$13.6
Opening balance at January 1, 2024	$10.5	$4.3	$14.8
Reductions for tax positions of prior periods	(10.5)	(5.1)	(15.6)
Additions for tax positions of prior periods	—	0.8	0.8
Closing balance at December 31, 2024	—	—	—
Current	—	—	—
Non-current	$—	$—	$—

As at December 31, 2024, the Company has no unrecognized tax benefits.

In 2021 a non-U.S. subsidiary, Innospec Limited, entered into a review by the U.K. tax authorities under the U.K.’s Profit Diversion Compliance Facility (“PDCF”) in relation to the period 2017 to 2020 inclusive. The Company had determined that additional tax and interest totaling $1.2 million would arise as a consequence of the review. During the quarter ended September 30, 2024 the Company and the U.K. tax authorities reached agreement on this position, and the liability was settled. The liability which was agreed on ultimate settlement was consistent with the amount recorded as a liability, and this item has been released from unrecognized tax benefits and recognized in income taxes.

A non-U.S. subsidiary, Innospec Performance Chemicals Italia Srl, was subject to a tax audit in relation to the period 2011 to 2014 inclusive. The Company had determined that additional tax, interest and penalties totaling $3.4 million would arise as a consequence of the tax audit. As any additional tax arising as a consequence of the tax audit is to be reimbursed by the previous owner under the terms of the sale and purchase agreement, an indemnification asset of the same amount was recorded in the financial statements to reflect this arrangement. During the quarter ended June 30, 2024, the Company submitted documentation to the tax authorities confirming its acceptance of the previously disputed position, and due to imminent settlement, this item was released from unrecognized tax benefits and recognized in accrued income taxes in that quarter.

In 2018 the Company recorded an unrecognized tax benefit in relation to a potential adjustment that could arise as a consequence of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), but for which retrospective adjustment to the filed 2017 U.S. federal income tax returns was not permissible. The Company determined that additional tax, interest and penalties totaling $11.0 million could arise in relation to this item. This includes an increase in additional interest accrued of $0.8 million recorded during 2024. As the statute of limitations in relation to this item lapsed in the quarter ended December 31, 2024, this item has now been released from unrecognized tax benefits in the final quarter.

The Company and its U.S. subsidiaries remain open to examination by the IRS for years 2021 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2020 onwards), Germany (2020 onwards), and the U.K. (2023 onwards).

The sources of income before income taxes were as follows:

(in millions)	2024	2023	2022
Domestic	$90.2	$95.2	$106.3
Foreign	(49.0)	79.2	78.3
	$41.2	$174.4	$184.6

The components of income tax expense are summarized as follows:

(in millions)	2024	2023	2022
Current:
Federal	$16.9	$12.4	$27.0
State and local	2.9	0.2	6.5
Foreign	26.2	18.6	23.1
	46.0	31.2	56.6
Deferred:
Federal	(4.1)	5.2	(3.7)
State and local	(0.5)	0.3	(0.7)
Foreign	(35.8)	(1.4)	(0.6)
	(40.4)	4.1	(5.0)
	$5.6	$35.3	$51.6

Cash payments for income taxes were $51.7 million, $54.3 million and $50.0 million during 2024, 2023 and 2022, respectively.

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below. In considering the items that create variances when compared to the U.S. federal statutory rate, it is worth noting that the percentage impact of a given item in the table below would be higher in 2024 because income before income taxes in 2024 is significantly lower than in 2023 and prior years.

(in percent)	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Foreign income inclusions	13.5	2.1	3.3
Foreign tax rate differential	(3.2)	0.9	0.9
Tax charge/(credit) from previous years	(1.0)	(2.6)	0.2
Net charge/(credit) from unrecognized tax benefits	(24.6)	0.7	(1.4)
Foreign currency transactions	(0.9)	(1.4)	3.5
Tax on unremitted earnings	1.9	1.4	0.3
State and local taxes	4.6	1.0	2.2
U.S. incentive for foreign derived intangible income	(4.8)	(2.8)	(2.7)
Innovation incentives	(6.9)	(1.3)	(0.8)
Non-deductible officer compensation	4.7	1.0	1.4
Adjustment to contingent consideration	1.8	—	—
Movement in unrecognized deferred taxes	6.6	(0.3)	—
Impact of internal reorganizations	1.2	—	—
Meals and entertainment	0.8	0.2	0.1
Stock compensation	(0.9)	(0.5)	—
Other items and adjustments, net	(0.2)	0.8	—
	13.6%	20.2%	28.0%

The effective tax rate has been positively impacted by the current year recognition of previously unrecognized tax benefits. This item arose due to the lapse of the statute of limitations associated with the unrecognized tax benefit in the final quarter of 2024. This item had a lesser impact in prior years, with a negative impact on the effective tax rate in 2023 and a positive impact in 2022.

Foreign income inclusions arise each year from certain types of income earned overseas being taxable under U.S. regulations. Foreign tax credits can fully or partially offset these incremental U.S. taxes from foreign income inclusions. The utilization of foreign tax credits varies year on year as this is dependent on a number of variable factors which are difficult to predict and may prevent offset. The effective tax rate in 2024 and the disclosed prior years has been negatively impacted by these items.

The Company is subject to state taxes and local taxes primarily in the U.S. in addition to federal taxes. The effective tax rate in 2024 and the disclosed prior years has been negatively impacted by these taxes. While the absolute amount of such taxes incurred in 2024 is comparable to prior years, as income before income taxes is substantially lower it has a higher overall impact on the effective tax rate.

The level of foreign-derived intangible income benefit that the Company is entitled to has had a positive impact on the effective tax rate in both 2024 and the disclosed prior years.

The Company benefits from innovation reliefs in relation to relevant research and development expenditure in certain jurisdictions, notably the U.S. and the U.K., which have a positive impact on the effective tax rate. While the absolute amount of such reliefs claimed in 2024 is comparable to prior years, as income before income taxes is substantially lower it has a higher overall impact on the effective tax rate.

The Company considers that there is insufficient evidence that sufficient future taxable income will arise in certain territories to allow for the recognition of deferred tax assets. In such cases, a valuation allowance is applied, which results in a permanent adjustment to the tax charge and therefore impacts on the effective tax rate. There is an increase in the valuation allowances in 2024 which have a negative impact on the effective tax rate. The rate was positively impacted by this item in 2023 as an assessment of evidence allowed for the recognition of previously unrecognized deferred taxes.

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2024	2023
Deferred tax assets:
Stock compensation	$3.7	$3.7
Net operating loss carry forwards	8.8	9.2
Other intangible assets	4.8	8.7
Accretion expense	3.2	3.2
Restructuring provision	1.5	1.6
Employee related liabilities	9.2	7.5
Foreign tax credits	2.1	1.7
Operating lease liabilities	11.1	12.6
Inventory provisions	9.0	6.5
Pensions	0.5	—
Carried forward interest deductions	1.4	0.5
Bad debt reserves	1.4	1.6
Research and experimental expenditure	8.3	5.3
Other	3.4	3.0
Subtotal	68.4	65.1
Less valuation allowance	(2.4)	(0.1)
Total net deferred tax assets	$66.0	$65.0
Deferred tax liabilities:
Property, plant and equipment	$(29.5)	$(24.8)
Intangible assets including goodwill	(31.6)	(31.2)
Pension asset	—	(7.6)
Customer relationships	(1.7)	(5.1)
Unremitted overseas earnings	(5.1)	(4.4)
Right-of-use assets	(10.7)	(12.5)
Other	(1.5)	(2.5)
Total deferred tax liabilities	$(80.1)	$(88.1)
Net deferred tax liability	$(14.1)	$(23.1)
Deferred tax assets	$9.4	$10.4
Deferred tax liabilities	(23.5)	(33.5)
	$(14.1)	$(23.1)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Available evidence considered in determining the use of deferred tax assets includes, but is not limited to, cumulative losses arising in recent accounting periods, the Company’s estimate of future taxable income and any applicable tax-planning strategies. Based on such evidence, if it is more likely than not that some portion or all of such deferred tax assets will not be realized, a valuation allowance is recorded to reduce the Company’s deferred tax assets. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $2.4 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if other evidence becomes available.

As of December 31, 2024, the Company has approximately $0.2 million of tax-effected state net operating loss carryforwards, net of federal benefit. Some of these loss carryforwards will begin to expire in 2037 if not utilized. The Company also has approximately $7.0 million of tax-effected foreign net operating loss carryforwards, net of valuation allowance, across four of the Company’s foreign subsidiaries, which can also be carried forward indefinitely.

Note 12. Long-Term Debt

As at December 31, 2024 and 2023, the Company has not drawn down on its revolving credit facility. During 2024, 2023 and 2022, the Company did not draw down or repay any borrowing on its revolving credit facility.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company (together with the Company, the “Borrowers”) entered into a Multicurrency Revolving Facility Agreement with various lenders (the “Agreement”) which replaces the Company’s credit facility agreement dated September 26, 2019. The Agreement provides for a $250,000,000 four-year multicurrency revolving loan facility available to the Borrowers (the “Facility”). The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125,000,000. The termination date of the Facility is May 30, 2027, but the Agreement includes an option for the Company to request an extension of the Facility for a further year.

Effective as of May 20, 2024, the termination date of the Facility was extended from May 30, 2027 to May 31, 2028 in accordance with the terms of the Company’s multicurrency revolving facility agreement (the “Facility Agreement”). No other terms of the Facility Agreement or the Facility were modified. The Company paid a customary extension fee in connection with the extension of the Facility as contemplated by the Facility Agreement. As a consequence, the Company has capitalized a further $0.3 million of costs relating to the new Agreement which are to be amortized over the period to May 31, 2028.

The deferred finance costs of $1.1 million (December 31, 2023 – $1.2 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

(in millions)	2024	2023
Gross cost at January 1	$1.4	$1.8
Written off	—	(1.8)
Capitalized in the year	0.3	1.4
	1.7	1.4

Accumulated amortization at January 1	$(0.2)	$(1.2)
Written off	—	1.4
Amortization in the year	(0.4)	(0.4)
	$(0.6)	$(0.2)

Net book value at December 31	$1.1	$1.2

Amortization expense was $0.4 million, $0.4 million and $0.4 million in 2024, 2023 and 2022, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

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

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2024 and does not expect to breach these covenants for the next 12 months.

The weighted average rate of interest on borrowings was 0.00% at December 31, 2024 and 0.00% at December 31, 2023. Payments of interest on long-term debt were $0.0 million, $0.0 million and $0.0 million in 2024, 2023 and 2022, respectively.

The net cash outflows in respect of refinancing costs were $0.3 million, $1.4 million and $0.0 million in 2024, 2023 and 2022, respectively.

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

Movements in the provisions are summarized as follows:

(in millions)	2024	2023	2022
Total at January 1	$61.6	$57.2	$56.5
Charge for the period	4.7	8.9	5.3
Utilized in the period	(3.8)	(4.9)	(4.2)
Exchange effect	(2.2)	0.4	(0.4)
Total at December 31	60.3	61.6	57.2
Due within one year	(5.0)	(4.6)	(5.3)
Due after one year	$55.3	$57.0	$51.9

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

The charge for the period in 2024 represents the accretion expense recognized of $3.6 million and a further $1.1 million primarily in respect of changes in the expected cost and scope of future remediation activities. The charges for plant closure provisions are recognized in cost of goods sold for our reporting segments and within selling, general and administrative expenses for Corporate costs.

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

Expenditure utilizing plant closure provisions was $3.8 million, $4.9 million and $4.2 million in 2024, 2023 and 2022, respectively.

Note 14. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes a mid-market pricing convention for valuing the majority of its assets and liabilities measured and reported at fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy Levels. In 2024, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	$3.9	$3.9	$4.8	$4.8
Foreign currency forward exchange contracts	1.5	1.5	—	—
Liabilities
Derivatives (Level 1 measurement):
Other current liabilities:
Foreign currency forward exchange contracts	—	—	1.0	1.0
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	20.1	20.1	23.4	23.4

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable at December 31, 2024 has been calculated based on the latest forecast.

Note 15. Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate, raw material cost exposures and greenhouse gases emission allowances, as the need arises.

The Company previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2024 and 2023, there were no interest rate swaps in place. Interest rate swaps were previously in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2024, foreign currency forward exchange contracts with a notional value of $212.8 million were in place (December 31, 2023 $156.5 million), with maturity dates of up to two years from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2024 was a gain of $5.3 million (2023 – loss $4.0 million).

As at December 31, 2024 and 2023, the Company did not hold any raw material derivatives.

The Company participates in the new United Kingdom Emissions Trading Scheme (“UK ETS”) which was launched on January 1, 2021. Emissions trading schemes work on the ‘cap and trade’ principle, where a cap is set on the total amount of certain greenhouse gases that can be emitted by sectors covered by the scheme. This limits the total amount of carbon that can be emitted. Within this cap, participants receive free allowances and/or buy emission allowances at auction or on the secondary market which they can trade with other participants as needed. As at December 31, 2024, the Company held UK ETS credits of $3.9 million (December 31, 2023 – $4.8 million).

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

Capital commitments

The estimated additional cost to complete work in progress at December 31, 2024 is $35.4 million (2023 – $33.7 million).

Internally developed software

The estimated additional cost to complete work in progress at December 31, 2024 is $29.5 million (2023 – $8.9 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2024, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $6.8 million (December 31, 2023 – $6.2 million). The remaining terms of the fixed maturity guarantees vary from approximately 2 months to 8 years, with some further guarantees having no fixed expiry date.

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

Note 17. Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2024	2023	2022	2024	2023	2022
At January 1	29,554.5	29,554.5	29,554.5	4,687	4,789	4,781
Exercise of options	—	—	—	(97)	(113)	(55)
Stock purchases	—	—	—	5	11	63
At December 31	29,554.5	29,554.5	29,554.5	4,595	4,687	4,789

At December 31, 2024, the Company had authorized common stock of 40,000,000 shares (2023 - 40,000,000).

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

The fair value of stock options is measured on the grant date using either a fair market value methodology, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model.

The Company’s policy is to issue shares from treasury stock to holders of stock options who exercise those options, but if sufficient treasury stock is not available, the Company will issue previously unissued shares of stock to holders of stock options who exercise options.

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and the fair value is linked to the Innospec Inc. share price. SEUs have vesting periods ranging from six months to 5 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2024 the liability for SEUs of $16.8 million is included in accrued liabilities in the consolidated balance sheet, where they will remain until they are cash settled.

The fair value of SEUs is re-measured at each balance sheet reporting date using either a fair market value methodology, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model.

Compensation cost

The compensation cost recorded for stock options was $8.5 million, $8.0 million and $6.7 million for 2024, 2023 and 2022, respectively. The compensation cost for stock options is based on the grant-date fair value and spread evenly over the vesting period.

The compensation cost recorded for SEUs was $6.5 million, $13.5 million and $24.2 million for 2024, 2023 and 2022, respectively. The compensation cost for SEUs is spread over the life of the award subject to a revaluation to the fair value at each quarter end. The revaluation may result in a charge or a credit to the income statement in each quarter dependent upon our share price movements and other performance criteria.

Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.

Transactions in the period

The fair value of each stock option or SEU granted in the year was calculated with the following weighted average assumptions to determine the grant-date fair values of the share-based compensation:

	2024	2023	2022
Dividend yield	1.13%	1.16%	1.27%
Expected life	3 years	4 years	5 years
Volatility	25.5%	39.7%	39.8%
Risk free interest rate	4.38%	4.47%	2.90%

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

The following tables summarizes the transactions of the Company’s share-based compensation plans for the year ended December 31, 2024.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2023	652,891	$75.2
Granted	139,867	$130.3
Vested	(200,296)	$82.0
Forfeited	(17,791)	$75.4
Nonvested at December 31, 2024	574,671	$86.2

	Number of shares	Weighted Average Exercise price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2023	701,776	$24.8
Granted	139,867	$—
Exercised	(203,772)	$11.3
Forfeited	(18,166)	$26.0
Outstanding at December 31, 2024	619,705	$23.5	2.5
Exercisable at December 31, 2024	45,034	$37.1	3.6

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

Other disclosures

As at December 31, 2024, there was $19.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The total intrinsic value of share-based compensation plans outstanding at December 31, 2024 was $50.8 million. The total intrinsic value of share-based compensation plans exercisable at December 31, 2024 was $3.3 million. The total intrinsic value of share-based compensation plans exercised, was approximately $22.4 million in 2024 and $27.9 million in 2023.

The total cash paid for SEUs exercised was approximately $12.8 million in 2024 and $16.8 million in 2023. The total fair value of share-based compensation that vested was $16.4 million in 2024 and $14.0 million in 2023.

The weighted-average grant-date fair value of share-based compensation plans granted during 2024, 2023, and 2022 was $130.3, $94.4, and $60.2, respectively.

The Company recorded a current tax charge of $0.1 million in 2024, a current tax charge of $0.3 million in 2023 and a current tax charge of $0.7 million in 2022, in relation to stock option compensation. This amount is inclusive of excess tax benefits.

Note 19. Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for 2024 were:

(in millions)
Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$8.4	See (1) below
Amortization of actuarial net losses	(0.2)	See (1) below
Pension scheme settlement	138.1	See (1) below
	146.3	Total before tax
	(47.8)	Income tax expense
Total reclassifications	$98.5	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Changes in AOCL for 2024, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)
Other comprehensive income/(losses) before reclassifications	—	(20.1)	(20.1)
Amounts reclassified from AOCL	98.5	—	98.5
Actuarial net losses arising during the year	(21.3)	—	(21.3)
Net current period other comprehensive income/(losses)	77.2	(20.1)	57.1
Balance at December 31, 2024	$—	$(91.0)	$(91.0)

Reclassifications out of AOCL for 2023 were:

(in millions)
Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.5	See (1) below
Amortization of actuarial net losses	(2.1)	See (1) below
	(1.6)	Total before tax
	0.3	Income tax expense
Total reclassifications	$(1.3)	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Changes in AOCL for 2023, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2022	$(58.4)	$(86.8)	$(145.2)
Other comprehensive income/(losses) before reclassifications	—	15.9	15.9
Amounts reclassified from AOCL	(1.3)	—	(1.3)
Actuarial net losses arising during the year	(17.5)	—	(17.5)
Net current period other comprehensive income/(losses)	(18.8)	15.9	(2.9)
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)

Note 20. Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The adoption of this ASU has not had a material impact on the Company’s disclosures.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require disclosure within the notes to the financial statements, of specified information about certain costs and expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not currently expect the adoption of this ASU will have a material impact on the Company’s disclosures.

Note 21. Related Party Transactions

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In 2024, the Company did not purchase any product from AdvanSix (2023 – $0.4 million; 2022 - $0.5 million). As at December 31, 2024, the Company owed nil to AdvanSix (December 31, 2023 – nil).

Mr. Robert I. Paller was a non-executive director of the Company since November 1, 2009 until May 10, 2024, when he did not stand for re-election to the board. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. From January 1, 2024 until May 10, 2024 the Company incurred fees from SGR of $0.2 million (2023 – $0.3 million; 2022 – $0.3 million). As at December 31, 2024, the Company owed nil to SGR (December 31, 2023 – nil).

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2024 for a value of less than $0.1 million (2023 - $0.1 million; 2022 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at December 31, 2024, EMR owed nil for scrap metal purchased from the Company (December 31, 2023 – nil).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2024.

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

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2024.

Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

As previously disclosed, we are continuing with the development of a new, company-wide, information system platform which began in 2022. The new platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platforms providing a fallback position. We have implemented the new platform for a number of our sites across EMEA and ASPAC in the third quarter of 2024. In connection with this implementation, the Company has updated, and continues to update, its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

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

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of three Class III Directors,” “Corporate Governance – Board Committees – Audit Committee– Audit Committee Financial Expert,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2025 (“the Proxy Statement”) is incorporated herein by reference.

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

(1)
Financial Statements

The Consolidated Financial Statements (including Notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP (PCAOB ID 00876) dated February 19, 2025, are set forth in Item 8.

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

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. ShareSave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.12	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.15	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated May 31, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K on June 1, 2023).

10.16	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.17	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018).

10.19	Innospec Inc. Nonqualified Deferred Compensation Plan.* (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 22, 2022).

10.20	Innospec - 2024 Performance Shares Grant Agreement * (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 10, 2024).

10.21	Innospec - 2024 Time-Based Shares Grant Agreement * (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 10, 2024).

10.22	Extension Request for Multicurrency Revolving Facility Agreement and Confirmation (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 21, 2024).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

96.1	Insider Trading Policy (filed herewith).

97.1	Innospec Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed February 14, 2024).

101	INLINE XBRL TAXONOMY EXTENSION SCHEMA WITH EMBEDDED LINKBASES DOCUMENT.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

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
February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2025:

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