Form 10-Q
period 2025-06-30
INNOSPEC INC.
filed 2025-08-06
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2025

Common Stock, par value $0.01	24,833,161

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

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Net sales	$439.7	$435.0	$880.5	$935.2
Cost of goods sold	(316.5)	(308.1)	(632.2)	(652.6)
Gross profit	123.2	126.9	248.3	282.6
Operating expenses:
Selling, general and administrative	(74.6)	(71.6)	(143.9)	(162.1)
Research and development	(13.6)	(14.0)	(26.3)	(28.0)
Adjustment to fair value of contingent consideration	(0.8)	(0.6)	(1.5)	(1.4)
Profit on disposal of property, plant and equipment	0.1	—	0.2	0.1
Total operating expenses	(88.9)	(86.2)	(171.5)	(191.4)
Operating income	34.3	40.7	76.8	91.2
Other income/(expense), net	(5.1)	0.9	(5.6)	3.6
Interest income, net	2.7	2.1	5.1	4.2
Income before income tax expense	31.9	43.7	76.3	99.0
Income tax expense	(8.4)	(12.5)	(20.0)	(26.4)
Net income	$23.5	$31.2	$56.3	$72.6
Earnings per share:
Basic	$0.94	$1.25	$2.26	$2.91
Diluted	$0.94	$1.24	$2.24	$2.89
Weighted average shares outstanding (in thousands):
Basic	24,937	24,937	24,954	24,918
Diluted	25,042	25,097	25,097	25,091

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$23.5	$31.2	$56.3	72.6
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	37.4	(6.3)	55.8	(14.0)
Amortization of prior service cost	—	0.2	—	0.3
Amortization of actuarial net gains	—	—	—	(0.1)
Other comprehensive income/(loss), before tax	37.4	(6.1)	55.8	(13.8)
Tax related to cumulative translation adjustment	1.5	1.0	1.8	1.4
Tax related to other movements	—	(0.1)	—	(0.1)
Income tax income/(expense) related to other comprehensive income	1.5	0.9	1.8	1.3
Total comprehensive income	$62.4	$26.0	$113.9	$60.1

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$266.6	$289.2
Trade and other accounts receivable (less allowances of $9.4 million and $11.9 million respectively)	336.1	341.7
Inventories (less allowances of $37.7 million and $34.6 million respectively):
Finished goods	235.2	197.9
Raw materials	101.6	103.1
Total inventories	336.8	301.0
Prepaid expenses	13.7	21.0
Prepaid income taxes	12.1	3.1
Other current assets	4.4	0.6
Total current assets	969.7	956.6
Net property, plant and equipment	295.8	269.7
Operating lease right-of-use assets	49.3	44.8
Goodwill	397.6	382.5
Other intangible assets	78.3	65.4
Deferred tax assets	8.9	9.4
Pension asset	—	2.4
Other non-current assets	6.5	3.9
Total assets	$1,806.1	$1,734.7

Liabilities and Equity
Current liabilities:
Accounts payable	$149.4	$163.8
Accrued liabilities	163.5	169.1
Current portion of operating lease liabilities	15.6	13.9
Current portion of plant closure provisions	5.0	5.0
Accrued income taxes	3.9	19.6
Total current liabilities	337.4	371.4
Operating lease liabilities, net of current portion	33.7	31.0
Plant closure provisions, net of current portion	63.8	55.3
Deferred tax liabilities	24.0	23.5
Pension liabilities and post-employment benefits	13.9	13.1
Acquisition-related contingent consideration	24.5	20.1
Other non-current liabilities	7.3	4.2
Total liabilities	504.6	518.6
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	372.7	369.9
Treasury stock (4,656,089 and 4,594,943 shares at cost, respectively)	(104.7)	(93.0)
Retained earnings	1,060.5	1,025.0
Accumulated other comprehensive loss	(33.4)	(91.0)
Total Innospec stockholders’ equity	1,295.4	1,211.2
Non-controlling interest	6.1	4.9
Total equity	1,301.5	1,216.1
Total liabilities and equity	$1,806.1	$1,734.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net income	$56.3	$72.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.0	21.5
Adjustment to fair value of contingent consideration	1.5	1.4
Deferred taxes	(0.6)	0.7
Profit on disposal of property, plant and equipment	(0.2)	(0.1)
Non-cash movements on defined benefit pension plans	2.6	(1.6)
Stock option compensation	4.1	4.2
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	28.9	54.5
Inventories	(13.3)	(17.8)
Prepaid expenses	8.3	8.9
Accounts payable and accrued liabilities	(46.5)	(55.6)
Plant closure provisions	1.4	(0.1)
Income taxes	(22.9)	(0.1)
Unrecognized tax benefits	—	(2.9)
Other assets and liabilities	(4.0)	(0.3)
Net cash provided by operating activities	37.6	85.3
Cash Flows from Investing Activities
Capital expenditures	(21.4)	(21.6)
Internally developed software	(10.8)	(8.1)
Business combinations, net of cash acquired	—	(0.2)
Proceeds on disposal of property, plant and equipment	0.5	0.2
Net cash used in investing activities	(31.7)	(29.7)
Cash Flows from Financing Activities
Non-controlling interest	1.2	0.8
Refinancing costs	—	(0.3)
Dividend paid	(20.8)	(19.0)
Issue of treasury stock	0.4	0.8
Repurchase of common stock	(13.3)	(0.7)
Net cash used in financing activities	(32.5)	(18.4)
Effect of foreign currency exchange rate changes on cash	4.0	(0.7)
Net change in cash and cash equivalents	(22.6)	36.5
Cash and cash equivalents at beginning of period	289.2	203.7
Cash and cash equivalents at end of period	$266.6	$240.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1
Net income				56.3			56.3
'Dividend paid ($0.84 per share)				(20.8)			(20.8)
Changes in cumulative translation adjustment, net of tax					57.6		57.6
Share of net income						1.2	1.2
Treasury stock reissued		(1.3)	1.6				0.3
Treasury stock repurchased			(13.3)				(13.3)
Stock option compensation		4.1					4.1
Balance at June 30, 2025	$0.3	$372.7	$(104.7)	$1,060.5	$(33.4)	$6.1	$1,301.5

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				72.6			72.6
Dividend paid ($0.76 per share)				(19.0)			(19.0)
Changes in cumulative translation adjustment, net of tax					(12.6)		(12.6)
Share of net income						0.8	0.8
Treasury stock reissued		(0.7)	1.6				0.9
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		4.2					4.2
Amortization of prior service cost, net of tax					0.2		0.2
Amortization of actuarial net losses, net of tax					(0.1)		(0.1)
Balance at June 30, 2024	$0.3	$364.5	$(93.4)	$1,081.8	$(160.6)	$3.3	$1,195.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2025	$0.3	$370.7	$(96.5)	$1,057.8	$(72.3)	$5.7	$1,265.7
Net income				23.5			23.5
'Dividend paid ($0.84 per share)				(20.8)			(20.8)
Changes in cumulative translation adjustment, net of tax					38.9		38.9
Share of net income						0.4	0.4
Treasury stock reissued		(0.2)	0.3				0.1
Treasury stock repurchased			(8.5)				(8.5)
Stock option compensation		2.2					2.2
Balance at June 30, 2025	$0.3	$372.7	$(104.7)	$1,060.5	$(33.4)	$6.1	$1,301.5

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2024	$0.3	$362.4	$(93.3)	$1,069.6	$(155.4)	$2.6	$1,186.2
Net income				31.2			31.2
Dividend paid ($0.76 per share)				(19.0)			(19.0)
Changes in cumulative translation adjustment, net of tax					(5.3)		(5.3)
Share of net income						0.7	0.7
Treasury stock reissued			0.2				0.2
Treasury stock repurchased			(0.3)				(0.3)
Stock option compensation		2.1					2.1
Amortization of prior service cost, net of tax					0.1		0.1
Balance at June 30, 2024	$0.3	$364.5	$(93.4)	$1,081.8	$(160.6)	$3.3	$1,195.9

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

During the year to date, the Company has reclassified prior period amounts to conform to the 2025 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. For the six months ended June 30, 2025, this has resulted in $3.8 million (six months ended June 30, 2024 $4.0 million) of costs that were previously disclosed within selling, general and administrative expenses, being moved to research and development expenses.

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

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net Sales:
Personal Care	$105.0	$97.7	$205.5	$192.5
Home Care	26.1	24.3	52.4	50.7
Other	42.7	38.1	84.3	77.7
Performance Chemicals	173.8	160.1	342.2	320.9
Refinery and Performance	112.8	109.1	242.2	254.2
Other	52.3	57.5	93.2	89.3
Fuel Specialties	165.1	166.6	335.4	343.5
Oilfield Services	100.8	108.3	202.9	270.8
	$439.7	$435.0	$880.5	$935.2
Gross profit:
Performance Chemicals	$30.5	$36.2	$65.8	$73.9
Fuel Specialties	62.9	57.6	123.7	118.2
Oilfield Services	29.8	33.1	58.8	90.5
Total gross profit	$123.2	$126.9	$248.3	$282.6
Operating income/(loss):
Performance Chemicals	$14.3	$21.2	$34.1	$42.3
Fuel Specialties	35.4	30.4	72.3	63.8
Oilfield Services	6.2	7.3	10.3	24.2
Corporate costs	(20.9)	(17.6)	(38.6)	(37.8)
Adjustment to fair value of contingent consideration	(0.8)	(0.6)	(1.5)	(1.4)
Profit on disposal of property, plant and equipment	0.1	—	0.2	0.1
Total operating income	$34.3	$40.7	$76.8	$91.2

The difference between net sales and gross profit is defined as cost of goods sold. The difference between segmental gross profit and operating income/(expense) is split between selling, general and administrative expenses and research and development expenses.

The following table analyzes cost of goods sold by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Performance Chemicals	$143.3	$123.9	$276.4	$247.0
Fuel Specialties	102.2	109.0	211.7	225.3
Oilfield Services	71.0	75.2	144.1	180.3
Total cost of goods sold	$316.5	$308.1	$632.2	$652.6

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Performance Chemicals	$16.2	$15.0	$31.7	$31.6
Fuel Specialties	27.5	27.2	51.4	54.4
Oilfield Services	23.6	25.8	48.5	66.3
Corporate	20.9	17.6	38.6	37.8
Total selling, general and administrative expenses and research and development expenses	$88.2	$85.6	$170.2	$190.1

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (in millions):
Net income available to common stockholders	$23.5	$31.2	$56.3	$72.6
Denominator (in thousands):
Weighted average common shares outstanding	24,937	24,937	24,954	24,918
Dilutive effect of stock options and awards	105	160	143	173
Denominator for diluted earnings per share	25,042	25,097	25,097	25,091
Net income per share, basic:	$0.94	$1.25	$2.26	$2.91
Net income per share, diluted:	$0.94	$1.24	$2.24	$2.89

In the three and six months ended June 30, 2025, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 59,418 and 23,283 (three and six months ended June 30, 2024– 10,436 and 10,483).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2025
Opening balance at January 1	$382.5
Exchange effect	15.1
Closing balance at June 30	$397.6

The exchange effect for the six months ended June 30, 2025 was $14.9 million relating to our Performance Chemicals segment and $0.2 million relating to our Fuel Specialties segment.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2025
Gross cost at January 1	$331.8
Additions	10.8
Exchange effect	16.7
Gross cost at June 30	359.3
Accumulated amortization at January 1	(266.4)
Amortization expense	(5.9)
Exchange effect	(8.7)
Accumulated amortization at June 30	(281.0)
Net book amount at June 30	$78.3

The amortization expense for the six months ended June 30, 2025 was $5.9 million (six months ended June 30, 2024 – $6.0 million).

In 2025, we have capitalized $10.8 million in relation to our internally developed software for a new Enterprise Resource Planning (“ERP”) system covering all our regions. The project is ongoing and is currently expected to complete in 2026. The expenses capitalized include the acquisition costs for the software as well as the external consultancy costs and the internal employee costs relating to the software development.

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company previously maintained a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”).

The UK Plan was bought out in the fourth quarter of 2024, therefore the company is no longer responsible for the future obligation for retirement benefits due to current and former employees. As at June 30, 2025, there is no remaining asset on the balance sheet (December 31, 2024 $2.4 million). Following the UK Plan buy-out, the Company is no longer required to make future cash contributions to the UK Plan. On July 29, 2025, the UK Plan was fully wound up.

The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. As at June 30, 2025, we have recorded a liability of $10.1 million (December 31, 2024 $9.0 million).

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service credit/(cost)	$(1.2)	$(0.9)	$(2.4)	$(1.7)
Interest cost on projected benefit obligation	—	(4.6)	(0.1)	(9.3)
Expected return on plan assets	—	6.4	—	12.8
Amortization of prior service cost	—	(0.2)	—	(0.3)
Amortization of actuarial net gains	—	—	—	0.1
Net periodic benefit/(cost)	$(1.2)	$0.7	$(2.5)	$1.6

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net gains are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at June 30, 2025, we have recorded a liability of $3.8 million (December 31, 2024 $4.1 million).

NOTE 7 – INCOME TAXES

As of January 1, 2025, the Company had no unrecognized tax benefits, and there has been no change in unrecognized tax benefits during the six months ended June 30, 2025. Accordingly, there was no accrual for uncertain tax positions as of June 30, 2025, and the Company recorded no associated interest or penalties. The Company does not expect any significant changes to this position over the next twelve months.

As of June 30, 2025, the Company and its U.S. subsidiaries remain open to examination by the IRS for years 2021 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2020 onwards), Germany (2020 onwards), and the U.K. (2023 onwards).

NOTE 8 – LONG-TERM DEBT

As at June 30, 2025, and December 31, 2024, the Company had not drawn down on its revolving credit facility. During the first six months of 2025 and 2024, the Company did not draw down or repay any borrowing on its revolving credit facility.

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

The principal site giving rise to asset retirement obligations is the manufacturing site at Ellesmere Port in the U.K.. There are also asset retirement obligations and environmental remediation liabilities in respect of other manufacturing sites.

Movements in the provisions are summarized as follows:

(in millions)	2025
Total at January 1	$60.3
Charge for the period	4.1
Utilized in the period	(2.6)
Exchange effect	7.0
Total at June 30	68.8
Due within one year	(5.0)
Due after one year	$63.8

The charge for the six months ended June 30, 2025, was $4.1 million (six months ended June 30, 2024 $1.7 million). The current year charge represents the accounting accretion and a $2.3 million increase to the provisions for legacy operations in the United States. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	2.2	2.2	3.9	3.9
Foreign currency forward exchange contracts	1.7	1.7	1.5	1.5
Liabilities
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	24.5	24.5	20.1	20.1

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

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2025, the contracts have maturity dates of up to two years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the first six months of 2025 was a loss of $6.4 million (first six months of 2024 a gain of $1.6 million). The gain or loss has been recorded in other income or expense.

NOTE 12 – CONTINGENCIES

Legal matters

We are involved from time to time in claims and legal proceedings that result from, and are incidental to, the conduct of our business including business and commercial litigation, and employee and product liability claims.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K"), we have incurred financial losses and lodged a civil and criminal legal claim related to a misappropriation of inventory in Brazil. At the time of filing, there have been no significant developments to report in relation to the claims being made. Consistent with prior quarters, a corresponding asset for the potential legal or insurance recoveries has not been recorded for the resulting financial losses arising from this matter.

In addition, unrelated to the Brazil matter, in the unlikely event there are an unexpectedly large number of individual claims or proceedings with an adverse resolution, this could in the aggregate have a material adverse effect on the results of operations for a particular year or quarter.

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2025, such guarantees, which are not recognized as liabilities in the condensed consolidated financial statements, amounted to $8.3 million (December 31, 2024 $6.8 million). The remaining terms of the fixed maturity guarantees are up to 7 years, with some further guarantees having no fixed expiry date.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The following table summarizes the transactions of the Company’s share-based compensation for 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Stock options	$2.2	$2.2	$4.1	$4.2
Stock equivalent units	0.3	1.5	0.5	4.0
Total	$2.5	$3.7	$4.6	$8.2

The following table summarizes the transactions of the Company’s share-based compensation plans for the six months ended June 30, 2025.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2024	574,671	$86.2
Granted	166,037	$107.1
Vested	(165,047)	$88.5
Forfeited	(9,738)	$67.5
Nonvested at June 30, 2025	565,923	$91.7

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

As of June 30, 2025, there was $25.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the first six months of 2025 were:

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

Changes in AOCL for the first six months of 2025, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2024	$—	$(91.0)	$(91.0)
Other comprehensive income/(loss) before reclassifications	—	57.6	57.6
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	57.6	57.6
Balance at June 30, 2025	$—	$(33.4)	$(33.4)

Reclassifications out of AOCL for the first six months of 2024 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.3	See (1) below
Amortization of actuarial net gains	(0.1)	See (1) below
	0.2	Total before tax
	(0.1)	Income tax expense
Total reclassifications	$0.1	Net of tax

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

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix Inc. ("AdvanSix"), a chemicals manufacturer, since February 2020. In the six months ended June 30, 2025, the Company did not purchase any product from AdvanSix (six months ended June 30, 2024 – nil). As at June 30, 2025, the Company owed nil to AdvanSix (December 31, 2024 nil).

Mr. Robert I. Paller was a non-executive director of the Company since November 1, 2009 until May 10, 2024, when he did not stand for re-election to the board. The Company has engaged the services of Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller held a position. In the six months ended June 30, 2024, the Company incurred fees from SGR of $0.2 million.

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”) which from time to time purchases scrap metal from the Company. The Company has sold less than $0.1 million of scrap metal to EMR in the six months ended June 30, 2025 (six months ended June 30, 2024 less than $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2025, EMR owed nil for scrap metal purchased from the Company (December 31, 2024 nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2025

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net sales:
Performance Chemicals	$173.8	$160.1	$342.2	$320.9
Fuel Specialties	165.1	166.6	335.4	343.5
Oilfield Services	100.8	108.3	202.9	270.8
	$439.7	$435.0	$880.5	$935.2
Gross profit:
Performance Chemicals	$30.5	$36.2	$65.8	$73.9
Fuel Specialties	62.9	57.6	123.7	118.2
Oilfield Services	29.8	33.1	58.8	90.5
	$123.2	$126.9	$248.3	$282.6
Operating income/(loss):
Performance Chemicals	$14.3	$21.2	$34.1	$42.3
Fuel Specialties	35.4	30.4	72.3	63.8
Oilfield Services	6.2	7.3	10.3	24.2
Corporate costs	(20.9)	(17.6)	(38.6)	(37.8)
Adjustment to fair value of contingent consideration	(0.8)	(0.6)	(1.5)	(1.4)
Profit on disposal of property, plant and equipment	0.1	—	0.2	0.1
Total operating income	$34.3	$40.7	$76.8	$91.2

Three Months Ended June 30, 2025

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended June 30, 2025, and the three months ended June 30, 2024:

	Three Months Ended June 30,
(in millions, except ratios)	2025	2024	Change
Net sales:
Performance Chemicals	$173.8	$160.1	$13.7	+9%
Fuel Specialties	165.1	166.6	(1.5)	-1%
Oilfield Services	100.8	108.3	(7.5)	-7%
	$439.7	$435.0	$4.7	+1%
Gross profit:
Performance Chemicals	$30.5	$36.2	$(5.7)	-16%
Fuel Specialties	62.9	57.6	5.3	+9%
Oilfield Services	29.8	33.1	(3.3)	-10%
	$123.2	$126.9	$(3.7)	-3%
Gross margin (%):
Performance Chemicals	17.5	22.6	-5.1
Fuel Specialties	38.1	34.6	+3.5
Oilfield Services	29.6	30.6	-1.0
Aggregate	28.0	29.2	-1.2
Operating expenses:
Performance Chemicals	$(16.2)	$(15.0)	$(1.2)	+8%
Fuel Specialties	(27.5)	(27.2)	(0.3)	+1%
Oilfield Services	(23.6)	(25.8)	2.2	-9%
Corporate costs	(20.9)	(17.6)	(3.3)	+19%
Adjustment to fair value of contingent consideration	(0.8)	(0.6)	(0.2)	+33%
Profit on disposal of property, plant and equipment	0.1	—	0.1	n/a
	$(88.9)	$(86.2)	$(2.7)	+3%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2025
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+11	-4	+13	+4
Price and product mix	-7	+11	-1	+2
Exchange rates	—	+5	+2	+3
	+4	+12	+14	+9

Higher sales volumes for the Americas were driven by increased demand for our personal care products, being partly offset by an adverse price and product mix due to pricing erosion and higher demand for our lower priced products. The volume decline in EMEA was offset by a favorable price and product mix, primarily driven by higher demand for higher priced personal care products. ASPAC volumes were higher driven by increased demand for our personal care products, partly offset by an adverse price and product mix due to higher demand for lower priced products. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 5.1 percentage points was primarily due to pricing erosion and higher demand for our lower priced products.

Operating expenses: increase by $1.2 million year over year due to higher selling expenses including higher provisions for doubtful debts together with higher research and development expenses, being partly offset by lower provisions for performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2025
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-5	-	-21	-19	-7
Price and product mix	+6	+1	+5	+7	+4
Exchange rates	—	+4	+1	—	+2
	+1	+5	-15	-12	-1

Sales volumes in the Americas and ASPAC decreased year over year due to decreased demand from customers, while sales volumes in EMEA were unchanged year over year. All our regions benefited from a favorable price and product mix due to an improved sales mix and disciplined pricing. AvGas volumes were lower than the prior year due to variations in the demand from customers, being partly offset by a favorable price and product mix due to a favorable customer mix. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year increase of 3.5 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with disciplined pricing and reduced raw material and other inflationary pressures.

Operating expenses: the year over year increase of $0.3 million was primarily due to higher commissions.

Oilfield Services

Net sales: have decreased year over year by $7.5 million, or 7 percent. Sales in the Americas were higher year over year, being outweighed by lower sales in EMEA due to reduced demand. The majority of our customer activity is concentrated in the Americas region. Management continues to see potential growth opportunities for many of our oilfield markets.

Gross margin: the year over year decrease of 1.0 percentage points was due to a weaker sales mix.

Operating expenses: the year over year decrease of $2.2 million was primarily due to lower provisions for doubtful debts and lower provisions for performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $3.3 million was primarily due to increased provisions for environmental remediation in relation to legacy operations, together with the additional investment in our IT infrastructure, the amortization of our new group-wide ERP system and lower provisions for performance-related remuneration accruals.

Other net income/(expense): for the three months ended June 30, 2025 and 2024, included the following:

(in millions)	2025	2024	Change
Net pension credit	$—	$1.6	$(1.6)
Profit attributable to non-controlling interests	(0.4)	(0.8)	0.4
Foreign exchange gains/(losses) on translation	(0.6)	0.7	(1.3)
Foreign currency forward contracts gains/(losses)	(4.1)	(0.6)	(3.5)
	$(5.1)	$0.9	$(6.0)

Interest income/(expense), net: in the three months ended June 30, 2025 was $2.7 million of income compared to $2.1 million of income in the three months ended June 30, 2024, driven by the interest income being earned from our higher cash balances.

Income taxes: the effective tax rate was 26.3% and 28.6% in the second quarter of 2025 and 2024, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.5% in 2025 compared with 28.4% in 2024. The 4.9% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended June 30,
(in millions)	2025	2024
Income before income taxes	$31.9	$43.7
Adjustment for stock compensation	2.1	2.1
Adjustment to fair value of contingent consideration	0.8	0.6
Legacy costs of closed operations	3.0	0.8
Adjusted income before income taxes	$37.8	$47.2
Income taxes	$8.4	$12.5
Tax on stock compensation	(0.2)	0.2
Adjustment of income tax provision	—	(3.1)
Tax on adjustment to fair value of contingent consideration	—	0.2
Tax on legacy cost of closed operations	0.7	0.2
Adjustments to tax charge of prior periods	—	3.4
Adjusted income taxes	$8.9	$13.4
GAAP effective tax rate	26.3%	28.6%
Adjusted effective tax rate	23.5%	28.4%

Six Months Ended June 30, 2025

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the six months ended June 30, 2025, and the six months ended June 30, 2024:

	Six Months Ended June 30,
(in millions, except ratios)	2025	2024	Change
Net sales:
Performance Chemicals	$342.2	$320.9	$21.3	+7%
Fuel Specialties	335.4	343.5	(8.1)	-2%
Oilfield Services	202.9	270.8	(67.9)	-25%
	$880.5	$935.2	$(54.7)	-6%
Gross profit:
Performance Chemicals	$65.8	$73.9	$(8.1)	-11%
Fuel Specialties	123.7	118.2	5.5	+5%
Oilfield Services	58.8	90.5	(31.7)	-35%
	$248.3	$282.6	$(34.3)	-12%
Gross margin (%):
Performance Chemicals	19.2	23.0	-3.8
Fuel Specialties	36.9	34.4	+2.5
Oilfield Services	29.0	33.4	-4.4
Aggregate	28.2	30.2	-2.0
Operating expenses:
Performance Chemicals	$(31.7)	$(31.6)	$(0.1)	+0%
Fuel Specialties	(51.4)	(54.4)	3.0	-6%
Oilfield Services	(48.5)	(66.3)	17.8	-27%
Corporate costs	(38.6)	(37.8)	(0.8)	+2%
Adjustment to fair value of contingent consideration	(1.5)	(1.4)	(0.1)	n/a
Profit on disposal of property, plant and equipment	0.2	0.1	0.1	n/a
	$(171.5)	$(191.4)	$19.9	-10%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2025
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+11	-3	+21	+4
Price and product mix	-6	+10	+3	+3
Exchange rates	—	-1	—	—
	+5	+6	+24	+7

Higher sales volumes for the Americas were driven by increased demand for our personal care products, being partly offset by an adverse price and product mix due to pricing erosion and higher demand for our lower priced products. The volume decline in EMEA was offset by a favorable price and product mix, primarily driven by increased demand for our higher priced products. ASPAC volumes were higher driven by increased demand for our personal care products, together with a favorable price and product mix due to higher demand for higher priced personal care products.

Gross margin: the year over year decrease of 3.8 percentage points was primarily due to pricing erosion and higher demand for our lower priced products.

Operating expenses: increased by $0.1 million year over year due to higher selling expenses and higher research and development expenses, being partly offset by lower provisions for performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2025
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-2	+1	-19	-8	-3
Price and product mix	+1	-1	+4	+6	+1
Exchange rates	—	—	—	—	—
	-1	—	-15	-2	-2

Sales volumes in the Americas and ASPAC have decreased year over year due to decreased demand from customers, being partly offset by a favorable price and product mix due to an improved sales mix and disciplined pricing. Sales volumes in EMEA have increased year over year due to increased demand from customers, being offset by an adverse price and product mix. AvGas volumes were lower than the prior year due to variations in the demand from customers, being partly offset by a favorable price and product mix due to a favorable customer mix.

Gross margin: the year over year increase of 2.5 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with disciplined pricing and reduced raw material and other inflationary pressures.

Operating expenses: the year over year decrease of $3.0 million was primarily due to lower provisions for doubtful debts together with lower provisions for performance-related remuneration accruals.

Oilfield Services

Net sales: have decreased year over year by $67.9 million, or 25 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes in the current year were adversely impacted by the absence of production chemical activity in Latin America. Management continues to see potential growth opportunities for our other oilfield markets.

Gross margin: the year over year decrease of 4.4 percentage points was due to an unfavorable sales mix as our customer demand has weakened.

Operating expenses: the year over year decrease of $17.8 million was due to lower customer service costs and commissions related to the reduced demand from certain customers, together with lower provisions for performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $0.8 million was primarily due to increased provisions for environmental remediation in relation to legacy operations, the additional investment in our IT infrastructure and the amortization of our new group-wide ERP system, being partly offset by lower provisions for performance-related remuneration accruals.

Other net income/(expense): for the six months ended June 30, 2025 and 2024, included the following:

(in millions)	2025	2024	Change
Net pension credit/(cost)	$(0.1)	$3.3	$(3.4)
Profit attributable to non-controlling interests	(0.4)	$(0.1)	(0.3)
Foreign exchange gains/(losses) on translation	1.3	(1.2)	2.5
Foreign currency forward contracts gains/(losses)	(6.4)	1.6	(8.0)
	$(5.6)	$3.6	$(9.2)

Interest income/(expense), net: in the six months ended June 30, 2025 was $5.1 million of income compared to $4.2 million of income in the six months ended June 30, 2024, driven by the interest income being earned from our higher cash balances.

Income taxes: the effective tax rate was 26.2% and 26.7% in the first six months of 2025 and 2024, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.0% in 2025 compared with 26.2% in 2024. The 1.8% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Six Months Ended June 30,
(in millions)	2025	2024
Income before income taxes	$76.3	$99.0
Indemnification asset regarding tax audit	—	0.1
Adjustment for stock compensation	4.1	4.2
Adjustment to fair value of contingent consideration	1.5	1.4
Legacy cost of closed operations	3.8	1.6
Adjusted income before income taxes	$85.7	$106.3
Income taxes	$20.0	$26.4
Tax on stock compensation	(0.3)	0.1
Adjustment of income tax provision	—	(2.9)
Tax on legacy cost of closed operations	0.9	0.4
Tax on adjustment to fair value of contingent consideration	—	0.5
Adjustments to tax charge of prior periods	—	3.4
Adjusted income taxes	$20.6	$27.9
GAAP effective tax rate	26.2%	26.7%
Adjusted effective tax rate	24.0%	26.2%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the six months ended June 30, 2025 our working capital increased by $47.1 million, while our adjusted working capital increased by $42.9 million. The difference is primarily due to the exclusion of the increases for cash and cash equivalents, together with the changes for the current portion of income taxes.

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

(in millions)	June 30, 2025	December 31, 2024
Total current assets	$969.7	$956.6
Total current liabilities	(337.4)	(371.4)
Working capital	632.3	585.2
Less cash and cash equivalents	(266.6)	(289.2)
Less prepaid income taxes	(12.1)	(3.1)
Less other current assets	(4.4)	(0.6)
Add back accrued income taxes	3.9	19.6
Add back current portion of plant closure provisions	5.0	5.0
Add back current portion of operating lease liabilities	15.6	13.9
Adjusted working capital	$373.7	$330.8

We had a $5.6 million decrease in trade and other accounts receivable, which was primarily due to the reduced revenues in our Oilfield Services segment. Days’ sales outstanding increased in our Performance Chemicals segment from 61 days to 65 days; remained unchanged at 57 days in our Fuel Specialties segment; and decreased from 83 days to 61 days in our Oilfield Services segment.

We had a $35.8 million increase in inventories, including a $3.1 million increase in allowances, which was driven by higher levels of finished goods and raw materials in our Fuel Specialties segment, due to higher production relating to expected sales volumes and planned maintenance shutdowns. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory in our Performance Chemicals segment decreased from 63 days to 61 days; increased from 113 days to 155 days in our Fuel Specialties segment; and decreased from 76 days to 74 days in our Oilfield Services segment.

Prepaid expenses decreased $7.3 million, from $21.0 million to $13.7 million, primarily due to the cyclical expensing of prepaid invoices.

We had a $20.0 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments and related to the lower activity in our Oilfield Services segment. Creditor days (including goods received not invoiced) have decreased in our Performance Chemicals segment from 46 days to 45 days; increased from 44 days to 60 days in our Fuel Specialties segment; and decreased from 68 days to 55 days in our Oilfield Services segment. The changes for creditor days are impacted by the timing of sales and cost of sales in the quarter, when using a countback methodology.

Operating Cash Flows

We generated cash from operating activities of $37.6 million in the six months ended June 30, 2025 compared to $85.3 million in the six months ended June 30, 2024. The decrease in cash generated from operating activities was primarily related to decreased operating income, less favorable working capital cash flows and increased income tax payments.

Cash

At June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $266.6 million and $289.2 million, respectively, of which $141.4 million and $133.9 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The decrease in cash and cash equivalents of $22.6 million for the six months ended June 30, 2025 was primarily driven by our continued investments in capital projects, the payment of our semi-annual dividend and the repurchases of our common stock, being partly offset by the cash generated from operating activities.

Debt

We continue to have available a $250.0 million multicurrency revolving credit facility.

At June 30, 2025, and December 31, 2024, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 10, 2025, the Company announced a repurchase program which allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on March 10, 2025. The previous repurchase program ended in February 2025. The company also repurchases its common stock in connection with the exercising of stock options by directors and employees. The following table provides information about our repurchases of equity securities in the three months ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2025 through April 30, 2025	22,178	$92.7	22,178	$44.6	million
May 1, 2025 through May 31, 2025	48,575	$91.8	45,000	$40.5	million
June 1, 2025 through June 30, 2025	22,600	$87.1	22,600	$38.5	million
Total	93,353	$90.9	89,778	$38.5	million

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

INNOSPEC INC.

Registrant

Date: August 6, 2025	By	/s/ PATRICK S. WILLIAMS

Patrick S. Williams

President and Chief Executive Officer

Date: August 6, 2025	By

/s/ IAN P. CLEMINSON

Ian P. Cleminson

Executive Vice President and Chief Financial Officer