Form 10-Q
period 2025-09-30
INNOSPEC INC.
filed 2025-11-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of October 31, 2025

Common Stock, par value $0.01	24,777,582

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

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Net sales	$441.9	$443.4	$1,322.4	$1,378.6
Cost of goods sold	(325.2)	(319.3)	(957.4)	(971.9)
Gross profit	116.7	124.1	365.0	406.7
Operating expenses:
Selling, general and administrative	(71.9)	(64.3)	(215.8)	(226.4)
Research and development	(13.7)	(13.6)	(40.0)	(41.6)
Adjustment to fair value of contingent consideration	17.7	(0.7)	16.2	(2.1)
Restructuring charge	(0.9)	—	(0.9)	—
Impairment of property, plant and equipment	(22.9)	—	(22.9)	—
Impairment of intangible assets	(19.1)	—	(19.1)	—
Profit on disposal of property, plant and equipment	—	0.1	0.2	0.2
Total operating expenses	(110.8)	(78.5)	(282.3)	(269.9)
Operating income	5.9	45.6	82.7	136.8
Other income/(expense), net	3.4	(3.5)	(2.2)	0.1
Interest income, net	2.2	2.7	7.3	6.9
Income before income tax expense	11.5	44.8	87.8	143.8
Income tax expense	1.4	(11.4)	(18.6)	(37.8)
Net income	$12.9	$33.4	$69.2	$106.0
Earnings per share:
Basic	$0.52	$1.34	$2.78	$4.25
Diluted	$0.52	$1.33	$2.76	$4.22
Weighted average shares outstanding (in thousands):
Basic	24,834	24,941	24,914	24,926
Diluted	24,909	25,101	25,045	25,103

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$12.9	$33.4	$69.2	106.0
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(1.3)	14.4	54.5	0.4
Amortization of prior service cost	—	0.1	—	0.4
Amortization of actuarial net gains	—	(0.1)	—	(0.2)
Other comprehensive income/(loss), before tax	(1.3)	14.4	54.5	0.6
Tax related to cumulative translation adjustment	(0.3)	0.9	1.5	2.3
Tax related to other movements	—	—	—	(0.1)
Income tax income/(expense) related to other comprehensive income	(0.3)	0.9	1.5	2.2
Total comprehensive income	$11.3	$48.7	$125.2	$108.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$270.8	$289.2
Trade and other accounts receivable (less allowances of $9.8 million and $11.9 million respectively)	349.5	341.7
Inventories (less allowances of $39.4 million and $34.6 million respectively):
Finished goods	236.3	197.9
Raw materials	108.9	103.1
Total inventories	345.2	301.0
Prepaid expenses	8.7	21.0
Prepaid income taxes	10.5	3.1
Other current assets	4.1	0.6
Total current assets	988.8	956.6
Net property, plant and equipment	278.6	269.7
Operating lease right-of-use assets	49.0	44.8
Goodwill	399.8	382.5
Other intangible assets	63.3	65.4
Deferred tax assets	8.9	9.4
Pension asset	—	2.4
Other non-current assets	11.0	3.9
Total assets	$1,799.4	$1,734.7

Liabilities and Equity
Current liabilities:
Accounts payable	$162.2	$163.8
Accrued liabilities	167.3	169.1
Current portion of operating lease liabilities	16.0	13.9
Current portion of plant closure provisions	5.0	5.0
Accrued income taxes	5.6	19.6
Total current liabilities	356.1	371.4
Operating lease liabilities, net of current portion	33.0	31.0
Plant closure provisions, net of current portion	63.2	55.3
Deferred tax liabilities	14.1	23.5
Pension liabilities and post-employment benefits	13.8	13.1
Acquisition-related contingent consideration	8.2	20.1
Other non-current liabilities	8.1	4.2
Total liabilities	496.5	518.6
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	373.6	369.9
Treasury stock (4,776,918 and 4,594,943 shares at cost, respectively)	(115.3)	(93.0)
Retained earnings	1,073.4	1,025.0
Accumulated other comprehensive loss	(35.0)	(91.0)
Total Innospec stockholders’ equity	1,297.0	1,211.2
Non-controlling interest	5.9	4.9
Total equity	1,302.9	1,216.1
Total liabilities and equity	$1,799.4	$1,734.7

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net income	$69.2	$106.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.2	32.6
Adjustment to fair value of contingent consideration	(14.9)	2.1
Impairment of property, plant and equipment	22.9	—
Impairment of intangible assets	19.1	—
Deferred taxes	(10.6)	0.6
Profit on disposal of property, plant and equipment	(0.2)	(0.2)
Non-cash movements on defined benefit pension plans	2.6	(2.5)
Stock option compensation	5.0	6.4
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	14.7	33.5
Inventories	(22.2)	(17.6)
Prepaid expenses	13.2	9.6
Accounts payable and accrued liabilities	(30.1)	(13.6)
Plant closure provisions	1.1	—
Income taxes	(19.9)	1.5
Unrecognized tax benefits	—	(3.8)
Other assets and liabilities	(7.2)	4.2
Net cash provided by operating activities	76.9	158.8
Cash Flows from Investing Activities
Capital expenditures	(35.7)	(29.3)
Internally developed software	(18.6)	(12.2)
Business combinations, net of cash acquired	(2.0)	(0.2)
Proceeds on disposal of property, plant and equipment	0.4	0.3
Net cash used in investing activities	(55.9)	(41.4)
Cash Flows from Financing Activities
Non-controlling interest	1.0	1.7
Refinancing costs	—	(0.3)
Dividend paid	(20.8)	(19.0)
Issue of treasury stock	0.4	0.8
Repurchase of common stock	(23.9)	(0.7)
Net cash used in financing activities	(43.3)	(17.5)
Effect of foreign currency exchange rate changes on cash	3.9	0.2
Net change in cash and cash equivalents	(18.4)	100.1
Cash and cash equivalents at beginning of period	289.2	203.7
Cash and cash equivalents at end of period	$270.8	$303.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1
Net income				69.2			69.2
'Dividend paid ($0.84 per share)				(20.8)			(20.8)
Changes in cumulative translation adjustment, net of tax					56.0		56.0
Share of net income						1.0	1.0
Treasury stock reissued		(1.3)	1.6				0.3
Treasury stock repurchased			(23.9)				(23.9)
Stock option compensation		5.0					5.0
Balance at September 30, 2025	$0.3	$373.6	$(115.3)	$1,073.4	$(35.0)	$5.9	$1,302.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				106.0			106.0
Dividend paid ($0.76 per share)				(19.0)			(19.0)
Changes in cumulative translation adjustment, net of tax					2.7		2.7
Share of net income						1.7	1.7
Treasury stock reissued		(0.8)	1.6				0.8
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		6.4					6.4
Amortization of prior service cost, net of tax					0.3		0.3
Amortization of actuarial net losses, net of tax					(0.2)		(0.2)
Balance at September 30, 2024	$0.3	$366.6	$(93.4)	$1,115.2	$(145.3)	$4.2	$1,247.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2025	$0.3	$372.7	$(104.7)	$1,060.5	$(33.4)	$6.1	$1,301.5
Net income				12.9			12.9
Changes in cumulative translation adjustment, net of tax					(1.6)		(1.6)
Share of net income						(0.2)	(0.2)
Treasury stock repurchased			(10.6)				(10.6)
Stock option compensation		0.9					0.9
Balance at September 30, 2025	$0.3	$373.6	$(115.3)	$1,073.4	$(35.0)	$5.9	$1,302.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2024	$0.3	$364.5	$(93.4)	$1,081.8	$(160.6)	$3.3	$1,195.9
Net income				33.4			33.4
Changes in cumulative translation adjustment, net of tax					15.3		15.3
Share of net income						0.9	0.9
Treasury stock reissued		(0.1)					(0.1)
Stock option compensation		2.2					2.2
Balance at September 30, 2024	$0.3	$366.6	$(93.4)	$1,115.2	$(145.3)	$4.2	$1,247.6

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

During the year to date, the Company has reclassified prior period amounts to conform to the 2025 presentation. The reclassification had no impact on previously reported total net revenue, operating income or net income. For the nine months ended September 30, 2025, this has resulted in $5.7 million (nine months ended September 30, 2024 $6.5 million) of costs that were previously disclosed within selling, general and administrative expenses, being moved to research and development expenses.

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for a fair statement of the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025 (the “2024 Form 10-K”).

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

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Sales:
Personal Care	$103.9	$98.6	$309.4	$291.1
Home Care	27.9	26.5	80.2	77.2
Other	39.0	38.5	123.4	116.2
Performance Chemicals	170.8	163.6	513.0	484.5
Refinery and Performance	120.2	120.9	362.4	375.1
Other	51.8	44.9	145.0	134.2
Fuel Specialties	172.0	165.8	507.4	509.3
Oilfield Services	99.1	114.0	302.0	384.8
	$441.9	$443.4	$1,322.4	$1,378.6
Gross profit:
Performance Chemicals	$25.8	$36.1	$91.6	$110.0
Fuel Specialties	61.2	55.7	184.9	173.9
Oilfield Services	29.7	32.3	88.5	122.8
Total gross profit	$116.7	$124.1	$365.0	$406.7
Operating income/(loss):
Performance Chemicals	$9.2	$20.0	$43.3	$62.3
Fuel Specialties	35.3	30.9	107.6	94.7
Oilfield Services	4.8	7.1	15.1	31.3
Corporate costs	(18.2)	(11.8)	(56.8)	(49.6)
Adjustment to fair value of contingent consideration	17.7	(0.7)	16.2	(2.1)
Restructuring charge	(0.9)	—	(0.9)	—
Impairment of property, plant and equipment	(22.9)	—	(22.9)	—
Impairment of intangible assets	(19.1)	—	(19.1)	—
Profit on disposal of property, plant and equipment	—	0.1	0.2	0.2
Total operating income	$5.9	$45.6	$82.7	$136.8

The difference between net sales and gross profit is defined as cost of goods sold. The difference between segmental gross profit and operating income/(expense) is split between selling, general and administrative expenses and research and development expenses.

The following table analyzes cost of goods sold by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Performance Chemicals	$145.0	$127.5	$421.4	$374.5
Fuel Specialties	110.8	110.1	322.5	335.4
Oilfield Services	69.4	81.7	213.5	262.0
Total cost of goods sold	$325.2	$319.3	$957.4	$971.9

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Performance Chemicals	$16.6	$16.1	$48.3	$47.7
Fuel Specialties	25.9	24.8	77.3	79.2
Oilfield Services	24.9	25.2	73.4	91.5
Corporate	18.2	11.8	56.8	49.6
Total selling, general and administrative expenses and research and development expenses	$85.6	$77.9	$255.8	$268.0

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (in millions):
Net income available to common stockholders	$12.9	$33.4	$69.2	$106.0
Denominator (in thousands):
Weighted average common shares outstanding	24,834	24,941	24,914	24,926
Dilutive effect of stock options and awards	75	160	131	177
Denominator for diluted earnings per share	24,909	25,101	25,045	25,103
Net income per share, basic:	$0.52	$1.34	$2.78	$4.25
Net income per share, diluted:	$0.52	$1.33	$2.76	$4.22

In the three and nine months ended September 30, 2025, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 57,824 and 23,875 (three and nine months ended September 30, 2024– 10,436 and 10,436).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2025
Opening balance at January 1	$382.5
Additions - Oilfield Services	2.0
Exchange effects
Performance Chemicals	15.1
Fuel Specialties	0.2
Closing balance at September 30	$399.8

On July 31, 2025 the Company completed the acquisition of the trade and net assets of Biotechnology Solutions LLC. Biotechnology Solutions LLC is a manufacturer and supplier of biology-based solutions for completion, production and stimulation within Oilfield Services and is based in Oklahoma, USA. The trade and net assets and goodwill has been consolidated into our Oilfield Services business segment. The consideration includes a deferred portion, contingent on future results. The fair value of the consideration is immaterial and has initially resulted in recognition of goodwill of $2.0 million. The goodwill recognized is expected to be deductible for income tax purposes. We have completed our alignment of accounting policies and fair value review on the other net assets acquired.

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2025
Gross cost at January 1	$331.8
Additions	17.0
Exchange effect	17.8
Gross cost at September 30	366.6
Accumulated amortization at January 1	(266.4)
Amortization expense	(9.3)
Impairment	(19.1)
Exchange effect	(8.5)
Accumulated amortization at September 30	(303.3)
Net book amount at September 30	$63.3

The amortization expense for the nine months ended September 30, 2025 was $9.3 million (nine months ended September 30, 2024 – $9.6 million).

In 2025, we have capitalized $17.0 million in relation to the development of our internal-use software for a new Enterprise Resource Planning (“ERP”) system across all our regions. The project is ongoing and is currently expected to be completed in 2026. The expenses capitalized include the acquisition costs for the software as well as the external consultancy costs and the internal employee costs relating to software development.

During the quarter ended September 30, 2025, the Company impaired the intangible assets arising from the acquisition of Química Geral S.A (“QGP”), within its Performance Chemicals segment, and Independence Oilfield Chemicals LLC and Bachman Services LLC., within its Oilfield Services segment. The impaired assets totaled $19.1 million and relate to product technology and customer relationships, which are no longer expected to generate sufficient discounted cash flows to support the valuations due to an expected lack of near-term recovery in QGP, our Mexican oilfield production business and our US stimulation business.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

During the quarter ended September 30, 2025, the Company impaired property, plant and equipment assets within its Oilfield Services segment. The impaired assets totaled $22.9 million and relate largely to plant and equipment, which are no longer expected to generate sufficient discounted cash flows to support the valuations due to an expected lack of near-term recovery in our Mexican oilfield production business and our US stimulation business.

NOTE 7 – PENSION AND POST EMPLOYMENT BENEFITS

The Company previously maintained a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”).

The UK Plan was bought out in the fourth quarter of 2024, therefore the company is no longer responsible for the future obligation for retirement benefits due to current and former employees. As at September 30, 2025, there is no remaining asset on the balance sheet (December 31, 2024 $2.4 million). Following the UK Plan buy-out, the Company is no longer required to make future cash contributions to the UK Plan. On July 29, 2025, the UK Plan was fully wound up.

The Company also maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. As at September 30, 2025, we have recorded a liability of $9.9 million (December 31, 2024 $9.0 million).

The net periodic benefit of these plans is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service credit/(cost)	$—	$7.6	$(2.4)	$5.9
Interest cost on projected benefit obligation	(0.1)	(4.8)	(0.2)	(14.1)
Expected return on plan assets	—	6.5	—	19.3
Amortization of prior service cost	—	(0.1)	—	(0.4)
Amortization of actuarial net gains	—	0.1	—	0.2
Net periodic benefit/(cost)	$(0.1)	$9.3	$(2.6)	$10.9

The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense. The amortization of prior service cost and actuarial net gains are a reclassification out of accumulated other comprehensive loss into other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at September 30, 2025, we have recorded a liability of $3.8 million (December 31, 2024 $4.2 million).

NOTE 8 – INCOME TAXES

As of January 1, 2025, the Company had no unrecognized tax benefits, and there has been no change in unrecognized tax benefits during the nine months ended September 30, 2025. Accordingly, there was no accrual for uncertain tax positions as of September 30, 2025, and the Company recorded no associated interest or penalties. The Company does not expect any significant changes to this position over the next twelve months.

During the quarter ended September 30, 2025, the Company impaired property, plant and equipment assets within its Oilfield Services segment (see Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information) and impaired the intangible assets arising from the acquisition of QGP, within its Performance Chemicals segment, and Independence Oilfield Chemicals LLC and Bachman Services LLC., within its Oilfield Services segment (see Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information). The tax effect of the $22.9 million impairment of property, plant and equipment assets was $4.8 million, and the tax effect of the $19.1 million impairment of intangible assets was $5.1 million, both reflecting a reduction in the Company’s deferred tax liabilities.

The credit in the current year of $17.7 million relating to an adjustment to the fair value of contingent consideration associated with the acquisition of QGP within our Performance Chemicals segment has no impact on the Company’s current or future tax liabilities.

As of September 30, 2025, the Company and its U.S. subsidiaries remain open to examination by the IRS for years 2021 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2020 onwards), Germany (2020 onwards), and the U.K. (2023 onwards).

NOTE 9 – LONG-TERM DEBT

As at September 30, 2025, and December 31, 2024, the Company had not drawn down on its revolving credit facility. During the first nine months of 2025 and 2024, the Company did not draw down or repay any borrowing on its revolving credit facility.

The Company continues to have available a $250.0 million multicurrency revolving credit facility until May 30, 2028.

NOTE 10 – PLANT CLOSURE PROVISIONS

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

Movements in the provisions are summarized as follows:

(in millions)	2025
Total at January 1	$60.3
Charge for the period	5.0
Utilized in the period	(3.9)
Exchange effect	6.8
Total at September 30	68.2
Due within one year	(5.0)
Due after one year	$63.2

The charge for the nine months ended September 30, 2025, was $5.0 million (nine months ended September 30, 2024 $2.6 million). The current year charge represents the accounting accretion and a $2.3 million increase to the provisions for legacy operations in the United States. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	2.6	2.6	3.9	3.9
Foreign currency forward exchange contracts	4.1	4.1	1.5	1.5
Liabilities
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	8.2	8.2	20.1	20.1

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable has been calculated based on the latest forecast. The movement in the current year relates to an $18.5 million reduction in the fair value of the expected payable relating to the acquisition of QGP, partially offset by an accretion charge of $2.3 million, the impact of foreign exchange of $3.0 million and a $1.3 million increase relating to the acquisition of the trade and net assets of Biotechnology Solutions LLC which has not been discounted to its fair value on the basis of materiality (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information).

NOTE 12 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at September 30, 2025, the contracts have maturity dates of up to two years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the nine months ended September 30, 2025 was a loss of $3.6 million (nine months ended September 30, 2024 a loss of $1.1 million). The gain or loss has been recorded in other income or expense.

NOTE 13 – CONTINGENCIES

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at September 30, 2025, such guarantees, which are not recognized as liabilities in the condensed consolidated financial statements, amounted to $8.3 million (December 31, 2024 $6.8 million). The remaining terms of the fixed maturity guarantees are up to 7 years, with some further guarantees having no fixed expiry date.

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

NOTE 14 – STOCK-BASED COMPENSATION PLANS

The following table summarizes the transactions of the Company’s share-based compensation for 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Stock options	$0.9	$2.2	$5.0	$6.4
Stock equivalent units	0.7	0.7	1.2	4.8
Total	$1.6	$2.9	$6.2	$11.2

The following table summarizes the transactions of the Company’s share-based compensation plans for the nine months ended September 30, 2025.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2024	574,671	$86.2
Granted	166,037	$107.1
Vested	(170,641)	$88.5
Forfeited	(56,492)	$42.8
Nonvested at September 30, 2025	513,575	$97.0

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

As of September 30, 2025, there was $20.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 15 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for the nine months ended September 30, 2025 were:

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

Changes in AOCL for the nine months ended September 30, 2025, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2024	$—	$(91.0)	$(91.0)
Other comprehensive income/(loss) before reclassifications	—	56.0	56.0
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	56.0	56.0
Balance at September 30, 2025	$—	$(35.0)	$(35.0)

Reclassifications out of AOCL for the nine months ended September 30, 2024 were:

(in millions) Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$0.4	See (1) below
Amortization of actuarial net gains	(0.2)	See (1) below
	0.2	Total before tax
	(0.1)	Income tax expense
Total reclassifications	$0.1	Net of tax

(1)
These items are included in other income and expense. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Changes in AOCL for the nine months ended September 30, 2024, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2023	$(77.2)	$(70.9)	$(148.1)
Other comprehensive income/(loss) before reclassifications	—	2.7	2.7
Amounts reclassified from AOCL	0.1	—	0.1
Total other comprehensive income/(loss)	0.1	2.7	2.8
Balance at September 30, 2024	$(77.1)	$(68.2)	$(145.3)

NOTE 16 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This guidance is intended to better align the accounting with how software is developed, for example determining when to begin capitalizing internal-use software costs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. They can be applied prospectively, retrospectively or via a modified transition approach where project costs have been capitalized before the date of adoption. Early adoption is permitted as of the beginning of an annual reporting period. The adoption of this

ASU is not expected to have a material impact on the Company’s consolidated financial statements or accounting policies.

NOTE 17 – RELATED PARTY TRANSACTIONS

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix Inc. ("AdvanSix"), a chemicals manufacturer, since February 2020. In the nine months ended September 30, 2025, the Company did not purchase any product from AdvanSix (nine months ended September 30, 2024 – nil). As at September 30, 2025, the Company owed nil to AdvanSix (December 31, 2024 nil).

Mr. Robert I. Paller was a non-executive director of the Company since November 1, 2009 until May 10, 2024, when he did not stand for re-election to the board. The Company has engaged the services of Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller held a position. In the nine months ended September 30, 2024, the Company incurred fees from SGR of $0.2 million.

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”) which from time to time purchases scrap metal from the Company. The Company has sold less than $0.1 million of scrap metal to EMR in the nine months ended September 30, 2025 (nine months ended September 30, 2024 less than $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at September 30, 2025, EMR owed nil for scrap metal purchased from the Company (December 31, 2024 nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2025

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net sales:
Performance Chemicals	$170.8	$163.6	$513.0	$484.5
Fuel Specialties	172.0	165.8	507.4	509.3
Oilfield Services	99.1	114.0	302.0	384.8
	$441.9	$443.4	$1,322.4	$1,378.6
Gross profit:
Performance Chemicals	$25.8	$36.1	$91.6	$110.0
Fuel Specialties	61.2	55.7	184.9	173.9
Oilfield Services	29.7	32.3	88.5	122.8
	$116.7	$124.1	$365.0	$406.7
Operating income/(loss):
Performance Chemicals	$9.2	$20.0	$43.3	$62.3
Fuel Specialties	35.3	30.9	107.6	94.7
Oilfield Services	4.8	7.1	15.1	31.3
Corporate costs	(18.2)	(11.8)	(56.8)	(49.6)
Adjustment to fair value of contingent consideration	17.7	(0.7)	16.2	(2.1)
Restructuring charge	(0.9)	—	(0.9)	—
Impairment of property, plant and equipment	(22.9)	—	(22.9)	—
Impairment of intangible assets	(19.1)	—	(19.1)	—
Profit on disposal of property, plant and equipment	—	0.1	0.2	0.2
Total operating income	$5.9	$45.6	$82.7	$136.8

Three Months Ended September 30, 2025

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended September 30, 2025, and the three months ended September 30, 2024:

	Three Months Ended September 30,
(in millions, except ratios)	2025	2024	Change
Net sales:
Performance Chemicals	$170.8	$163.6	$7.2	+4%
Fuel Specialties	172.0	165.8	6.2	+4%
Oilfield Services	99.1	114.0	(14.9)	-13%
	$441.9	$443.4	$(1.5)	-0%
Gross profit:
Performance Chemicals	$25.8	$36.1	$(10.3)	-29%
Fuel Specialties	61.2	55.7	5.5	+10%
Oilfield Services	29.7	32.3	(2.6)	-8%
	$116.7	$124.1	$(7.4)	-6%
Gross margin (%):
Performance Chemicals	15.1	22.1	-7.0
Fuel Specialties	35.6	33.6	+2.0
Oilfield Services	30.0	28.3	+1.7
Aggregate	26.4	28.0	-1.6
Operating expenses:
Performance Chemicals	$(16.6)	$(16.1)	$(0.5)	+3%
Fuel Specialties	(25.9)	(24.8)	(1.1)	+4%
Oilfield Services	(24.9)	(25.2)	0.3	-1%
Corporate costs	(18.2)	(11.8)	(6.4)	+54%
Adjustment to fair value of contingent consideration	17.7	(0.7)	18.4	n/a
Restructuring charge	(0.9)	—	(0.9)	n/a
Impairment of property, plant and equipment	(22.9)	—	(22.9)	n/a
Impairment of intangible assets	(19.1)	—	(19.1)	n/a
Profit on disposal of property, plant and equipment	—	0.1	(0.1)	n/a
	$(110.8)	$(78.5)	$(32.3)	+41%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2025
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-1	-3	+2	-2
Price and product mix	-1	+7	-8	+3
Exchange rates	—	+7	+2	+3
	-2	+11	-4	+4

Volumes for the Americas were down slightly as demand for our personal care products stabilized following a period of growth, combined with an adverse price and product mix due mostly to pricing erosion. The volume decline in EMEA was offset by a favorable price and product mix, primarily driven by higher demand for higher priced personal care products. ASPAC volumes were higher driven by increased demand for our personal care products, partly offset by an adverse price and product mix due to higher demand for lower priced products. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 7.0 percentage points was primarily due to pricing erosion, higher demand for our lower priced products that contribute lower gross margins and the impact of some tariffs not passed on to customers.

Operating expenses: increase by $0.5 million year over year due to higher provisions for doubtful debts together with higher research and development expenses, being partly offset by lower provisions for performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2025
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-8	-3	-39	+48	-7
Price and product mix	—	+14	+21	-18	+7
Exchange rates	—	+8	+1	—	+4
	-8	+19	-17	+30	+4

Sales volumes in all our regions decreased year over year due to decreased demand from customers. EMEA and ASPAC benefited from a favorable price and product mix due to an improved sales mix and disciplined pricing. AvGas volumes were higher than the prior year due to variations in the demand from customers, being partly offset by an adverse price and product mix due to an adverse customer mix. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year increase of 2.0 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with disciplined pricing and reduced raw material and other inflationary pressures.

Operating expenses: the year over year increase of $1.1 million was due to higher research and development expenses and higher provisions for performance-related remuneration accruals.

Oilfield Services

Net sales: have decreased year over year by $14.9 million, or 13 percent. Sales in the Americas were higher year over year, being outweighed by lower sales in EMEA. The majority of our customer activity is concentrated in the Americas region.

Gross margin: the year over year increase of 1.7 percentage points was due to a favorable sales mix.

Operating expenses: the year over year decrease of $0.3 million was primarily due to lower provisions for performance-related remuneration accruals and lower amortization of acquired intangible assets, being partly offset by adverse changes to our doubtful debt provisions year over year.

Other Income Statement Captions

Corporate costs: the year over year increase of $6.4 million was primarily due to the prior year including a recovery of $8.4 million of historic pension costs, combined with increased costs in the current year for the additional investment in our IT infrastructure and the amortization of the group's new ERP system, being partly offset by lower provisions for performance-related remuneration accruals.

Adjustment to fair value of contingent consideration: the credit in the current year is $17.7 million (prior year an expense of $0.7 million) relating to the acquisition of QGP within our Performance Chemicals segment. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Restructuring charge: the charge in the current year is $0.9 million relating to our operations in South America within our Performance Chemicals segment.

Impairment of property, plant and equipment: the charge in the current year is $22.9 million relating to our Oilfield Services segment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Impairment of intangible assets: the charge in the current year is $19.1 million relating to our Performance Chemicals and Oilfield Services segments. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the three months ended September 30, 2025 and 2024, included the following:

(in millions)	2025	2024	Change
Net pension credit/(cost)	$(0.1)	$1.7	$(1.8)
Loss/(profit) attributable to non-controlling interests	0.2	(0.9)	1.1
Foreign exchange gains/(losses) on translation	0.5	(7.1)	7.6
Foreign currency forward contracts gains/(losses)	2.8	2.8	—
	$3.4	$(3.5)	$6.9

Interest income/(expense), net: in the three months ended September 30, 2025 was $2.2 million of income compared to $2.7 million of income in the three months ended September 30, 2024, driven by lower interest rates and lower cash balances in the current year.

Income taxes: the effective tax rate was (12.2)% and 25.4% in the third quarter of 2025 and 2024, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 22.5% in 2025 compared with 24.6% in 2024. The 2.1% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended September 30,
(in millions)	2025	2024
Income before income taxes	$11.5	$44.8
Adjustment for stock compensation	0.9	2.2
Adjustment to fair value of contingent consideration	(17.7)	0.7
Impairment of acquired intangible assets	19.1	—
Impairment of property, plant and equipment	22.9	—
Legacy costs of closed operations	1.0	1.0
Adjusted income before income taxes	$37.7	$48.7
Income taxes	$(1.4)	$11.4
Tax on stock compensation	(0.2)	(0.2)
Adjustment of income tax provision	—	(0.9)
Tax on adjustment to fair value of contingent consideration	—	0.2
Tax on impairment of acquired intangible assets	5.1	—
Tax on impairment of property, plant and equipment	4.8	—
Tax on legacy cost of closed operations	0.2	0.2
Adjustments to tax charge of prior periods	—	1.3
Adjusted income taxes	$8.5	$12.0
GAAP effective tax rate	(12.2)%	25.4%
Adjusted effective tax rate	22.5%	24.6%

Nine Months Ended September 30, 2025

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the nine months ended September 30, 2025, and the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(in millions, except ratios)	2025	2024	Change
Net sales:
Performance Chemicals	$513.0	$484.5	$28.5	+6%
Fuel Specialties	507.4	509.3	(1.9)	-0%
Oilfield Services	302.0	384.8	(82.8)	-22%
	$1,322.4	$1,378.6	$(56.2)	-4%
Gross profit:
Performance Chemicals	$91.6	$110.0	$(18.4)	-17%
Fuel Specialties	184.9	173.9	11.0	+6%
Oilfield Services	88.5	122.8	(34.3)	-28%
	$365.0	$406.7	$(41.7)	-10%
Gross margin (%):
Performance Chemicals	17.9	22.7	-4.8
Fuel Specialties	36.4	34.1	+2.3
Oilfield Services	29.3	31.9	-2.6
Aggregate	27.6	29.5	-1.9
Operating expenses:
Performance Chemicals	$(48.3)	$(47.7)	$(0.6)	+1%
Fuel Specialties	(77.3)	(79.2)	1.9	-2%
Oilfield Services	(73.4)	(91.5)	18.1	-20%
Corporate costs	(56.8)	(49.6)	(7.2)	+15%
Adjustment to fair value of contingent consideration	16.2	(2.1)	18.3	n/a
Restructuring charge	(0.9)	—	(0.9)	n/a
Impairment of property, plant and equipment	(22.9)	—	(22.9)	n/a
Impairment of intangible assets	(19.1)	—	(19.1)	n/a
Profit on disposal of property, plant and equipment	0.2	0.2	0.0	n/a
	$(282.3)	$(269.9)	$(12.4)	+5%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2025
Change (%)	Americas	EMEA	ASPAC	Total
Volume	+7	-3	+14	+2
Price and product mix	-4	+9	-1	+3
Exchange rates	—	+2	+1	+1
	+3	+8	+14	+6

Higher sales volumes for the Americas were driven by increased demand for our personal care products, being partly offset by an adverse price and product mix due to pricing erosion and higher demand for our lower priced products. The volume decline in EMEA was offset by a favorable price and product mix, primarily driven by increased demand for our higher priced products. ASPAC volumes were higher driven by increased demand for our personal care products, being partly offset by an adverse price and product mix due to higher demand for lower priced personal care products. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 4.8 percentage points was primarily due to pricing erosion, higher demand for our lower priced products and the impact of some tariffs not passed on to customers.

Operating expenses: increased by $0.6 million year over year due to higher selling expenses and higher research and development expenses, being partly offset by lower provisions for performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2025
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	-4	—	-26	+9	-4
Price and product mix	+1	+4	+10	-1	+3
Exchange rates	—	+2	—	—	+1
	-3	+6	-16	+8	—

Sales volumes in the Americas and ASPAC have decreased year over year due to decreased demand from customers, being partly offset by a favorable price and product mix due to an improved sales mix and disciplined pricing. Sales volumes in EMEA have remained constant year over year, combined with a favorable price and product mix due to an improved sales mix and disciplined pricing. AvGas volumes were higher than the prior year due to variations in the demand from customers, being partly offset by an adverse price and product mix due to an adverse customer mix. EMEA benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year increase of 2.3 percentage points was driven by an improved sales mix from increased sales of higher margin products, together with disciplined pricing and reduced raw material and other inflationary pressures.

Operating expenses: the year over year decrease of $1.9 million was primarily due to favorable movements for the provisions for doubtful debts.

Oilfield Services

Net sales: have decreased year over year by $82.8 million, or 22 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes in the current year were adversely impacted by the absence of production chemical activity in Mexico.

Gross margin: the year over year decrease of 2.6 percentage points was due to an unfavorable sales mix as our customer demand has weakened.

Operating expenses: the year over year decrease of $18.1 million was due to lower customer service costs and commissions related to the reduced demand from certain customers, together with lower provisions for performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $7.2 million was primarily due to the prior year including the recovery of $8.4 million of historic pension costs, together with increased provisions for environmental remediation in relation to legacy operations, the additional investment in our IT infrastructure and the amortization of the group's new ERP system, being partly offset by lower provisions for performance-related remuneration accruals.

Adjustment to fair value of contingent consideration: the credit in the current year is $16.2 million (prior year an expense of $2.1 million) relating to the acquisition of QGP within our Performance Chemicals segment. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Restructuring charge: the charge in the current year is $0.9 million relating to our operations in South America within our Performance Chemicals segment.

Impairment of property, plant and equipment: the charge in the current year is $22.9 million relating to our Oilfield Services segment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Impairment of intangible assets: the charge in the current year is $19.1 million relating to our Performance Chemicals and Oilfield Services segments. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the nine months ended September 30, 2025 and 2024, included the following:

(in millions)	2025	2024	Change
Net pension credit/(cost)	$(0.2)	$5.0	$(5.2)
Profit attributable to non-controlling interests	(1.0)	$(1.7)	0.7
Foreign exchange gains/(losses) on translation	2.6	(2.1)	4.7
Foreign currency forward contracts gains/(losses)	(3.6)	(1.1)	(2.5)
	$(2.2)	$0.1	$(2.3)

Interest income/(expense), net: in the nine months ended September 30, 2025 was $7.3 million of income compared to $6.9 million of income in the nine months ended September 30, 2024, driven by the interest income being earned from our cash balances.

Income taxes: the effective tax rate was 21.2% and 26.3% in the first nine months of 2025 and 2024, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.6% in 2025 compared with 25.7% in 2024. The 2.1% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Nine Months Ended September 30,
(in millions)	2025	2024
Income before income taxes	$87.8	$143.8
Indemnification asset regarding tax audit	—	0.1
Adjustment for stock compensation	5.0	6.4
Adjustment to fair value of contingent consideration	(16.2)	2.1
Impairment of acquired intangible assets	19.1	—
Impairment of property, plant and equipment	22.9	—
Legacy cost of closed operations	4.8	2.6
Adjusted income before income taxes	$123.4	$155.0
Income taxes	$18.6	$37.8
Tax on stock compensation	(0.5)	(0.1)
Adjustment of income tax provision	—	(3.8)
Tax on adjustment to fair value of contingent consideration	—	0.7
Tax on impairment of acquired intangible assets	5.1	—
Tax on impairment of property, plant and equipment	4.8	—
Tax on legacy cost of closed operations	1.1	0.6
Adjustments to tax charge of prior periods	—	4.7
Adjusted income taxes	$29.1	$39.9
GAAP effective tax rate	21.2%	26.3%
Adjusted effective tax rate	23.6%	25.7%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the nine months ended September 30, 2025 our working capital increased by $47.5 million, while our adjusted working capital increased by $43.1 million. The difference is primarily due to the exclusion of the movements for cash and cash equivalents, together with the changes for taxes.

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

(in millions)	September 30, 2025	December 31, 2024
Total current assets	$988.8	$956.6
Total current liabilities	(356.1)	(371.4)
Working capital	632.7	585.2
Less cash and cash equivalents	(270.8)	(289.2)
Less prepaid income taxes	(10.5)	(3.1)
Less other current assets	(4.1)	(0.6)
Add back accrued income taxes	5.6	19.6
Add back current portion of plant closure provisions	5.0	5.0
Add back current portion of operating lease liabilities	16.0	13.9
Adjusted working capital	$373.9	$330.8

We had a $7.8 million increase in trade and other accounts receivable, which was primarily due to increases in our Performance Chemicals segment due to the timing of customer collections, being partly offset by lower sales in our Oilfield Services segment. Days’ sales outstanding increased in our Performance Chemicals segment from 61 days to 75 days; remained unchanged at 57 days in our Fuel Specialties segment; and decreased from 83 days to 67 days in our Oilfield Services segment.

We had a $44.2 million increase in inventories, including a $4.8 million increase in allowances, which was driven by higher levels of finished goods in our Fuel Specialties segment, due to higher production relating to expected sales volumes. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory in our Performance Chemicals segment increased from 63 days to 66 days; increased from 113 days to 160 days in our Fuel Specialties segment; and remained unchanged at 76 days in our Oilfield Services segment.

Prepaid expenses decreased $12.3 million, from $21.0 million to $8.7 million, primarily due to the cyclical expensing of prepaid invoices.

We had a $3.4 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments and includes the effect of the lower activity in our Oilfield Services segment. Creditor days (including goods received not invoiced) have increased in our Performance Chemicals segment from 46 days to 48 days; increased from 44 days to 56 days in our Fuel Specialties segment; and decreased from 68 days to 57 days in our Oilfield Services segment. The changes for creditor days are impacted by the timing of sales and cost of sales in the quarter, when using a countback methodology.

Operating Cash Flows

We generated cash from operating activities of $76.9 million in the nine months ended September 30, 2025 compared to $158.8 million in the nine months ended September 30, 2024. The decrease in cash generated from operating activities was primarily related to decreased operating income, less favorable working capital cash flows and increased income tax payments.

Cash

At September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $270.8 million and $289.2 million, respectively, of which $160.8 million and $133.9 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The decrease in cash and cash equivalents of $18.4 million for the nine months ended September 30, 2025 was primarily driven by our continued investments in capital projects, the payment of our semi-annual dividend and the repurchases of our common stock, being partly offset by the cash generated from operating activities.

Debt

We continue to have available a $250.0 million multicurrency revolving credit facility.

At September 30, 2025, and December 31, 2024, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 10, 2025, the Company announced a repurchase program which allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on March 10, 2025. The previous repurchase program ended in February 2025. The company also repurchases its common stock in connection with the exercising of stock options by directors and employees. The following table provides information about our repurchases of equity securities in the three months ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 through July 31, 2025	65,250	$87.4	65,250	$32.8	million
August 1, 2025 through August 31, 2025	27,400	$86.8	27,400	$30.4	million
September 1, 2025 through September 30, 2025	30,000	$86.1	30,000	$27.8	million
Total	122,650	$87.0	122,650	$27.8	million

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

INNOSPEC INC.

Registrant

Date: November 5, 2025	By	/s/ PATRICK S. WILLIAMS

Patrick S. Williams

President and Chief Executive Officer

Date: November 5, 2025	By

/s/ IAN P. CLEMINSON

Ian P. Cleminson

Executive Vice President and Chief Financial Officer