Form 10-K
period 2025-12-31
INNOSPEC INC.
filed 2026-02-18
CIK 1054905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (June 30, 2025) was approximately $1,289 million, based on the closing price of the common shares on the NASDAQ on June 30, 2025. Shares of common stock held by each officer and director and by each beneficial owner who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2026, 24,777,859 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Innospec Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2026 are incorporated by reference into Part III of this Form 10-K.

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

This segment has grown through acquisitions, together with the organic development and marketing of innovative products within these end-markets.

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

Our customers in this segment include national and multinational oil companies, fuel marketers and retailers, fuel terminals, marine lines, coating and plastics producers and other heavy industrial end-users.

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

Working Capital

The nature of our customers’ businesses generally requires us to hold appropriate amounts of inventory to respond quickly to customers’ needs. We therefore require corresponding amounts of working capital for normal operations. We do not believe that this is materially different to our competitors.

The purchase of large amounts of certain raw materials across all our segments can create some variations in working capital requirements, but these are planned and managed by the business.

We do not believe that our terms of sale or purchase differ markedly from those of our competitors.

Raw Materials and Product Supply

We use a variety of raw materials and chemicals in our manufacturing and blending processes and believe that sources for these are adequate for our current operations. Our major purchases are oleochemicals and derivatives, cetane number improvers, ethylene, various solvents, amines, alcohols, olefin and polyacrylamides. These purchases account for a substantial portion of the Company’s variable manufacturing costs. These materials are, apart from ethylene for one of our operations in Germany, available from more than one source. Although ethylene is, in theory, available from several sources, it is not permissible to transport ethylene by road in Germany. As a result, we source ethylene for our German operations via a direct pipeline, making it effectively a single source. Ethylene is used as a primary raw material for one of our German operations in products representing approximately 4% of Innospec’s sales.

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

Customers

In 2025 and 2024, the net sales to any single customer did not exceed 10% of the group's net sales. In 2023, the Company had a significant customer in the Oilfield Services segment which accounted for $265.2 million and 13.6% of the group's net sales.

Competition

Certain markets in which the Company operates are subject to significant competition. The Company competes based on a number of factors including, but not limited to, product quality and performance, specialized product lines, customer relationships and service.

Performance Chemicals: Within the Performance Chemicals segment, we operate in the personal care, home care, agrochemical, construction, mining and other industrial markets, which are highly fragmented, and the Company experiences substantial competition from a large number of multinational and specialty chemical suppliers in each geographical market. Our competitive position in these markets is based on us supplying a superior, diverse product portfolio which solves customer problems or enhances the performance of new or existing products. In a number of specialty chemicals markets, we also supply niche product lines, where we enjoy market-leading positions.

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

Research, Development, Testing and Technical Support

Research, product/application development and technical support (“R&D”) provide the basis for the growth of our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Accordingly, the Company’s R&D activity has been, and will continue to be, focused on the development of new products and formulations. Our R&D department provides technical support for all of our reporting segments. Expenditures to support R&D services were $51.0 million, $56.5 million and $49.0 million in 2025, 2024 and 2023, respectively.

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

Our principal site giving rise to asset retirement obligations is our Ellesmere Port site in the United Kingdom (“U.K.”). There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other sites. We regularly review the future expected costs of remediation, and the current estimate is reflected in the Consolidated Balance Sheets and Note 13 of the Notes to the Consolidated Financial Statements.

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

Environmental, Social & Governance and Corporate Social Responsibility Reporting

As part of our commitment to being open and transparent about our performance, our latest Sustainability Report, which is our 2024 Report, was independently assured to assess its adherence to the globally recognized AA1000 Assurance Standard.

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

Leading by Example: We understand that honest, ethical and transparent conduct is vital to our success and reputation. Every employee plays an essential part in complying with local and national laws, rules and regulations. We uphold a high standard of corporate and business integrity across all our activities.

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

The level of inflation and energy costs may result in an adverse impact on the group’s results from employee wages and other costs of operations of our manufacturing sites.

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

We are currently in the process of developing and implementing a new, company-wide, information system platform. The new platform provider is well established in the market. The implementation is a phased, risk-managed, site deployment following a multistage user acceptance program with the existing platforms providing a fallback position. In 2025 and 2024 we have implemented the new platform for a number of our sites across EMEA, ASPAC and the Americas. In connection with this implementation, the Company has updated, and continues to update, its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

The successful implementation of the project plan, through to completion, involves significant cost to the business, involving external implementation partners and the dedication of internal employee resources. Any problems we encounter may lead to increased costs, delayed completion, business interruption and lower than expected benefits from the new system in the short to medium term.

Furthermore, the potential for problems with any of our integrated and stand-alone information technology systems, including communication technologies, could negatively impact our customers, suppliers and employees. As a result, there could be a consequential adverse impact on our results of operations, financial condition and cash flows.

Decline in our AvGas business.

The sales of our AvGas product line for use in aviation gasoline are recorded within our Fuel Specialties business. The piston aviation industry has been, and is currently, researching a safe replacement fuel to replace leaded fuel. The U.S. Federal Aviation Administration (“FAA”) program (Piston Aviation Fuels Initiative) has been established to identify a replacement fuel, and candidate fuels are undergoing testing. In 2022, various general aviation industry groups in conjunction with the US EPA and FAA created a new team named Eliminate Aviation Gasoline Lead Emissions (“EAGLE”). This is a government-industry partnership that also encompasses fuel producers and distributors, airport operators, communities that support general aviation airports, and environmental experts. The most significant announcement impacting the Company is the stated aim of EAGLE to eliminate lead emissions from general aviation in the U.S. by the end of 2030 with Alaska having a derogation out to end 2032. Regulatory action in the EU on the prohibition of TEL use by EU based leaded avgas blenders under the EU REACH Regulations has resulted in three users successfully applying for EU REACH Authorization permitting continued TEL use until end of April 2032.

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

The outcome of new or potential legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, fees or restrictions on certain activities. Compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any climate change regulations enacted in the future could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect our results of operations, financial position and cash flows.

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

Approximately 37% of our common stock is held by three stockholders. A decision by any of these, or other substantial, stockholders to sell all or a significant part of its holding, or a sudden or unexpected disposition of our stock, could result in a significant decline in our stock price. This could in turn adversely impact our ability to access equity markets, which could adversely impact our results of operations, financial position and cash flows.

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

Item 2 Properties

General

A summary of the Company’s principal properties is shown in the following table. Each of these properties is owned by the Company except where otherwise noted:

Location	Reporting Segment	Operations

Englewood, Colorado (1)	Fuel Specialties	Corporate Headquarters/ Business Teams/ Sales/Administration

Newark, Delaware (1)	Fuel Specialties	Research & Development

Herne, Germany	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Vernon, France	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Leuna, Germany	Fuel Specialties	Sales/Manufacturing/Administration/ Research & Development

Ellesmere Port, United Kingdom	Fuel Specialties, Performance Chemicals and Oilfield Services	European Headquarters/ Business Teams/ Sales/Manufacturing/Administration/ Research & Development/ Fuel Technology Center

Beijing, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration
Shanghai, China (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Singapore, Singapore (1)	Fuel Specialties and Performance Chemicals	Asia-Pacific Headquarters/ Business Teams/ Sales/Administration

Milan, Italy (1)	Fuel Specialties and Performance Chemicals	Sales/Administration

Rio de Janeiro, Brazil (1)	Fuel Specialties, Performance Chemicals and Oilfield Services	Sales/Administration

São Paulo, Brazil	Performance Chemicals	Manufacturing/Administration/ Research & Development

High Point, North Carolina	Performance Chemicals	Manufacturing/Administration/ Research & Development

Salisbury, North Carolina	Performance Chemicals	Manufacturing/Administration/ Research & Development

Chatsworth, California (1)	Performance Chemicals	Sales/Manufacturing/Administration

Saint Mihiel, France	Performance Chemicals	Manufacturing/Administration/Research & Development

Castiglione, Italy	Performance Chemicals	Manufacturing/Administration/Research & Development

Barcelona, Spain (1)	Performance Chemicals	Manufacturing/Administration/Research & Development

Location	Reporting Segment	Operations

Oklahoma City, Oklahoma	Oilfield Services	Sales/Manufacturing/Administration

Midland, Texas	Oilfield Services	Sales/Manufacturing/Administration

Pleasanton, Texas	Oilfield Services	Sales/Manufacturing/Administration

Sugar Land, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

The Woodlands, Houston, Texas (1)	Oilfield Services	Sales/Administration/Research & Development

Williston, North Dakota	Oilfield Services	Sales/Warehouse

Casper, Wyoming (1)	Oilfield Services	Warehouse

Al-Khobar, Kingdom of Saudi Arabia (1)	Oilfield Services	Sales/Warehouse/Administration

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

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company’s common stock is listed on the NASDAQ under the symbol “IOSP.” As of February 9, 2026, there were 606 registered holders of the common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the quarter ended December 31, 2025.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities for the quarter ended December 31, 2025.

Stock Price Performance Graph

The graph below compares the cumulative total return to stockholders on the common stock of the Corporation, the S&P 500 Index and the S&P 1500 Specialty Chemicals Index since December 31, 2020, assuming a $100 investment and the re-investment of any dividends thereafter. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Innospec Inc. vs S&P 500 and S&P 1500 Specialty Chemicals
Total Return to Stockholders since December 31, 2020
Value of $100 Investment
225
200
175
150
125
100
75
2020
2021
2022
2023
2024
2025
Innospec Inc.
S&P 500
S&P 1500 Specialty Chemicals

Value of $100 Investment made December 31, 2020*

	2020	2021	2022	2023	2024	2025
Innospec Inc.	$100.00	$100.85	$116.25	$140.88	$127.59	$90.71
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 1500 Specialty Chemicals Index	100.00	127.74	95.97	110.28	108.35	109.07

* Excludes purchase commissions.

Item 6 [Reserved]

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.

EXECUTIVE OVERVIEW

In 2025, Innospec delivered a mixed set of results with continued strong operating income growth and margin expansion in Fuel Specialties offsetting lower results in Performance Chemicals and Oilfield Services.

In Performance Chemicals, full year revenues were up 4 percent on the prior year; however, margins declined on higher costs, price management and weaker product mix. While these results were below our expectations, margin actions began to take effect in the third quarter, and together with lower overheads drove sequential improvement in the fourth quarter. Delivering sustainable margin improvement remains the primary focus of the business team. We continue to execute on a range of price/cost management, productivity and new product commercialization actions over the short-to-medium term. New products include the continued expansion of our industry-leading sulfate and 1,4-dioxane free personal and home care portfolio and growth in our technologies for agriculture, mining, construction and other diversified industrial markets. We expect these combined efforts to drive further growth in 2026.

In Fuel Specialties, full year revenues were unchanged on the prior year and operating income increased 12 percent benefiting from a stronger sales mix and disciplined pricing. The business has continued to deliver consistently strong results and has a diverse pipeline of fuel and non-fuel growth opportunities across all regions. With our industry-leading innovation and customer service capabilities, we are well positioned to continue advancing our global customers’ initiatives. Our technology will continue to focus on cleaner fuels, lowering emissions and improving efficiency in traditional, renewable and non-fuel applications.

In Oilfield Services, full year revenues were down 19 percent on the prior year, and operating income decreased 40 percent driven by no recovery in our Latin American business and lower than expected Middle East and US completion activity in the second half of 2025. We remain focused on delivering operating income growth in 2026 as Middle East activity returns, sales from our recent DRA expansion take effect, and our focus on margin improvement continues. We currently do not expect Latin America production activity to resume in 2026.

For the full year, cash from operations after capital expenditures remained strong at $63.9 million. As of December 31, 2025, Innospec had $292.5 million in cash and cash equivalents and no debt. Full year dividend payments increased by 10 percent over the prior year to $1.71 per share and we bought back 264 thousand shares at a cost of $23.9 million. We continue to have significant balance sheet flexibility for M&A, dividend growth, organic investment and buybacks.

CRITICAL ACCOUNTING ESTIMATES

Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

Plant Closure Provisions

We are subject to environmental laws in the countries in which we conduct business. Ellesmere Port in the U.K. is our principal site giving rise to asset retirement obligations, primarily connected to the production of tetra ethyl lead. There are also asset retirement obligations and environmental remediation liabilities on a much smaller scale in respect of other sites. At Ellesmere Port there is a continuing asset retirement program related to certain manufacturing units that have been closed.

Plant closure provisions at December 31, 2025 amounted to $65.1 million and relate principally to asset retirement obligations at our Ellesmere Port site in the U.K.. We recognize environmental remediation liabilities when they are probable and costs can be reasonably estimated, and asset retirement obligations when there is a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company must make significant judgments when anticipating the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in. We develop these assumptions utilizing the latest information available together with recent costs. While we believe our assumptions for plant closure provisions are reasonable, they are subjective good faith estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported.

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

At December 31, 2025 we had $399.0 million of goodwill relating to our Performance Chemicals, Fuel Specialties and Oilfield Services segments. Our step zero impairment review at December 31, 2025 indicated the fair value of each segment is, more likely than not, higher than the carrying value, meaning no step one impairment review was required to be performed.

Other intangible assets and property, plant and equipment (net of amortization and depreciation, respectively)

Other intangible assets and property, plant and equipment are tested for impairment at the lowest possible level for which cash flows can be sufficiently distinguished, operationally and for financial reporting purposes.

To test for impairment the Company reviews whether there have been any changes or indicators of potential impairment. Factors utilized in the qualitative assessment process include macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and Company specific events.

If a quantitative test is required, undiscounted future cash flows expected to result from the asset groups are compared with the carrying value of the assets and, if such cash flows are lower, an impairment loss may be recognized. The amount of the impairment loss is the difference between the fair value and the carrying value of the assets. Fair values are determined using post-tax cash flows discounted at the Company’s weighted average cost of capital. These fair value techniques require management judgment and estimates including revenue growth rates, projected operating margins, changes in working capital and discount rates. We would develop these assumptions by considering recent financial performance and trends and industry growth estimates. While we believe our assumptions for impairment assessments are reasonable, they are subjective judgments, and it is possible that variations in any of the assumptions will result in materially different calculations of any potential impairment charges.

For the quarter ended September 30, 2025, we recorded impairment charges relating to our Performance Chemicals and Oilfield Services segments. See Note 6 and Note 9 of the Notes to the Consolidated Financial Statements for additional information.

At December 31, 2025 we had $67.7 million of intangible assets, included in Corporate costs and our Performance Chemicals segment, and we had $286.1 million of net property, plant and equipment for the Group in total. Our review at December 31, 2025 highlighted no indicators of potential impairment and the amortization and depreciation periods remain appropriate.

RESULTS OF OPERATIONS

The following table provides sales, gross profit and operating income by reporting segment:

(in millions)	2025	2024	2023
Net sales:
Performance Chemicals	$681.4	$653.7	$561.6
Fuel Specialties	701.5	701.1	695.9
Oilfield Services	395.1	490.6	691.3
Total net sales	$1,778.0	$1,845.4	$1,948.8
Gross profit:
Performance Chemicals	$122.0	$148.4	$105.6
Fuel Specialties	252.2	239.9	215.1
Oilfield Services	118.2	154.6	270.4
Total gross profit	$492.4	$542.9	$591.1
Operating income:
Performance Chemicals	$61.0	$82.9	$54.5
Fuel Specialties	144.8	129.6	109.7
Oilfield Services	23.3	38.8	78.6
Corporate costs	(72.8)	(70.2)	(81.2)
Adjustment to fair value of contingent consideration	15.9	(3.4)	—
Restructuring charge	(0.9)	—	—
Impairment of property, plant and equipment	(22.9)	—	—
Impairment of intangible assets	(19.1)	—	—
Profit on disposal	0.2	0.2	—
Total operating income	$129.5	$177.9	$161.6
Other income/(expense), net	(0.6)	9.6	10.5
Pension scheme settlement charge	—	(155.6)	—
Interest income/(expense), net	9.2	9.3	2.3
Income before income taxes	138.1	41.2	174.4
Income taxes	(21.5)	(5.6)	(35.3)
Net income	$116.6	$35.6	$139.1

Results of Operations – Fiscal 2025 compared to Fiscal 2024:

(in millions, except ratios)	2025	2024	Change
Net sales:
Performance Chemicals	$681.4	$653.7	$27.7	4%
Fuel Specialties	701.5	701.1	0.4	0%
Oilfield Services	395.1	490.6	(95.5)	-19%
Total net sales	$1,778.0	$1,845.4	$(67.4)	-4%
Gross profit:
Performance Chemicals	$122.0	$148.4	$(26.4)	-18%
Fuel Specialties	252.2	239.9	12.3	5%
Oilfield Services	118.2	154.6	(36.4)	-24%
Total gross profit	$492.4	$542.9	$(50.5)	-9%
Gross margin (%):
Performance Chemicals	17.9	22.7	-4.8
Fuel Specialties	36.0	34.2	+1.8
Oilfield Services	29.9	31.5	-1.6
Aggregate	27.7	29.4	-1.7
Operating expenses:
Performance Chemicals	$(61.0)	$(65.5)	$4.5	-7%
Fuel Specialties	(107.4)	(110.3)	2.9	-3%
Oilfield Services	(94.9)	(115.8)	20.9	-18%
Corporate costs	(72.8)	(70.2)	(2.6)	4%
Adjustment to fair value of contingent consideration	15.9	(3.4)	19.3	n/a
Restructuring charge	(0.9)	—	(0.9)	n/a
Impairment of property, plant and equipment	(22.9)	—	(22.9)	n/a
Impairment of intangible assets	(19.1)	—	(19.1)	n/a
Profit on disposal of property, plant and equipment	0.2	0.2	—	n/a
Total operating expenses	$(362.9)	$(365.0)	$2.1	-1%

Financial information with respect to our domestic and foreign operations is contained in Note 3 of the Notes to the Consolidated Financial Statements.

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	Total
Volume	+1	-2	+8	—
Price and product mix	-1	+6	-2	+2
Exchange rates	—	+4	+1	+2
	—	+8	+7	+4

Higher sales volumes for the Americas were driven by increased demand for our personal care products, being offset by an adverse price and product mix due to pricing erosion and higher demand for our lower priced products. The volume decline in EMEA was offset by a favorable price and product mix, primarily driven by increased demand for our higher priced products. ASPAC volumes were higher driven by increased demand for our personal care products, being partly offset by an adverse price and product mix due to higher demand for lower priced personal care products. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 4.8 percentage points was primarily due to pricing erosion and higher demand for our lower margin products.

Operating expenses: decreased by $4.5 million year over year, primarily due to lower provisions for performance-related remuneration accruals, together with lower charges for doubtful debts.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	—	+2	-18	+2	-1
Price and product mix	-2	—	+6	-2	-1
Exchange rates	—	+4	+1	—	+2
	-2	+6	-11	—	—

Sales volumes in the Americas have remained constant year over year, combined with an adverse price and product mix due to a weaker sales mix. Sales volumes in EMEA have increased year over year due to increased demand from customers. Sales volumes in ASPAC have decreased year over year due to decreased demand from customers, being partly offset by a favorable price and product mix due to an improved sales mix and disciplined pricing. AvGas volumes were higher than the prior year due to variations in the demand from customers, being offset by an adverse price and product mix due to an adverse customer mix. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year increase of 1.8 percentage points was driven by increased sales of higher margin products, together with disciplined pricing and reduced inflationary pressures.

Operating expenses: the year over year decrease of $2.9 million was due to lower provisions for performance-related remuneration accruals, lower research and development expenditure and favorable movements for doubtful debt provisions.

Oilfield Services

Net sales: have decreased year over year by $95.5 million, or 19 percent, with the majority of our customer activity concentrated in the Americas region. Sales volumes in the current year were adversely impacted by the absence of production chemical activity in Mexico.

Gross margin: the year over year decrease of 1.6 percentage points was due to an unfavorable sales mix as our customer demand has weakened.

Operating expenses: the year over year decrease of $20.9 million was due to lower customer service costs and commissions related to the reduced demand from certain customers, together with lower provisions for performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $2.6 million was due to the prior year including the recovery of $8.4 million of historical pension costs, increased provisions for asset retirement obligations in relation to our legacy operations, the additional investment in our IT infrastructure and the amortization of the group's new ERP system, being partly offset by lower provisions for performance-related remuneration accruals.

Adjustment to fair value of contingent consideration: the credit in the current year of $15.9 million compares to an expense of $3.4 million in the prior year. The amounts in both years relate to the acquisition of QGP Química Geral (“QGP”) within our Performance Chemicals segment. See Note 14 of the Notes to the Consolidated Financial Statements for additional information.

Restructuring charge: the charge in the current year is $0.9 million compared to no charge in the prior year. The charge relates to our operations in South America within our Performance Chemicals segment.

Impairment of property, plant and equipment: the charge in the current year is $22.9 million compared to no charge in the prior year. The charge relates to our Oilfield Services segment. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Impairment of intangible assets: the charge in the current year is $19.1 million compared to no charge in the prior year. The charge relates to our Performance Chemicals and Oilfield Services segments. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Other net income/(expense): for 2025 and 2024, includes the following:

(in millions)	2025	2024	Change
Net pensions credit/(expense)	$(0.3)	$7.2	$(7.5)
Profit attributable to non-controlling interests	(1.9)	(2.4)	0.5
Sundry expense	(0.1)	(0.1)	—
Foreign exchange gains/(losses) on translation	4.8	(0.4)	5.2
Foreign currency forward contracts gains/(losses)	(3.1)	5.3	(8.4)
	$(0.6)	$9.6	$(10.2)

Interest income/(expense), net: was $9.2 million of income in 2025 compared to $9.3 million of income in 2024, driven by the interest income being earned from our cash balances.

Income taxes: The effective tax rate was 15.6% and 13.6% in 2025 and 2024, respectively. The adjusted effective tax rate, as calculated by adjusting income before taxes and by adjusting income taxes for the items set out in the following table, was 24.1% in 2025 compared with 26.4% in 2024. The Company believes this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

(in millions, except ratios)	2025	2024
Income before income taxes	$138.1	$41.2
Adjustment for stock compensation	8.2	8.5
Indemnification asset regarding tax audit	—	(0.2)
Legacy cost of closed operations	5.1	4.0
Adjustment to fair value of contingent consideration	(15.9)	3.4
Pension scheme settlement charge	—	155.6
Recovery of historical pension costs	—	(8.4)
Impairment of acquired intangible assets	19.1	—
Impairment of property, plant and equipment	22.9	—
Adjusted income before income taxes	$177.5	$204.1
Income taxes	$21.5	$5.6
Adjustment of income tax provisions	—	10.1
Tax on stock compensation	—	—
Tax loss / (gain) on distribution	(0.1)	—
Tax on legacy cost of closed operations	1.3	1.0
Tax on pension scheme settlement charge	—	38.9
Tax on recovery of historical pension costs	—	(2.1)
Tax on impairment of acquired intangible assets	5.1	—
Tax on impairment of property, plant and equipment	4.8	—
Impact of internal reorganizations	9.5	—
Other discrete items	0.7	0.4
Adjusted income taxes	$42.8	$53.9
GAAP effective tax rate	15.6%	13.6%
Adjusted effective tax rate	24.1%	26.4%

The adjusted effective tax rate is higher in 2025 than the GAAP effective tax rate, primarily due to the recognition of a deferred tax benefit in relation to internal reorganizations being eliminated in determining the adjusted effective tax rate.

The adjusted effective tax rate was higher in 2024 than the GAAP effective tax rate, primarily due to the recognition of previously unrecognized tax benefits being eliminated in determining the adjusted effective tax rate. This item arose due to the lapse of the statute of limitations associated with the unrecognized tax benefit in the final quarter of 2024.

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

Higher sales volumes for all our regions were driven by increased demand for our personal care and home care products resulting from higher consumer demand, in particular for lower priced higher volume products. The acquisition of QGP in December 2023 has also delivered increased volumes year over year. All our regions recorded an adverse price and product mix due to lower selling prices, driven by lower raw material costs, together with the greater demand from consumers for lower priced products.

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

Operating expenses: the year over year increase of $4.9 million was due to higher research and development expenditure and higher performance-related remuneration accruals, being partly offset by lower provisions for doubtful debts.

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

Income taxes: The effective tax rate was 13.6% and 20.2% in 2024 and 2023, respectively. The adjusted effective tax rate, as calculated by adjusting income before taxes and by adjusting income taxes for the items set out in the following table, was 26.4% in 2024 compared with 23.0% in 2023. The Company believes this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

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

The adjusted effective tax rate was higher in 2024 than the GAAP effective tax rate, primarily due to the current year recognition of previously unrecognized tax benefits being eliminated in determining the adjusted effective tax rate. This item arose due to the lapse of the statute of limitations associated with the unrecognized tax benefit in the final quarter of 2024.

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In 2025 our working capital increased by $59.3 million, while our adjusted working capital increased by $33.9 million. The difference between the net movement for current assets and current liabilities and the adjusted working capital measure shown in the table below, is primarily due to the movements for income taxes.

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

(in millions)	2025	2024
Total current assets	$1,004.6	$956.6
Total current liabilities	(360.1)	(371.4)
Working capital	644.5	585.2
Less cash and cash equivalents	(292.5)	(289.2)
Less prepaid income taxes	(13.1)	(3.1)
Less other current assets	(7.3)	(0.6)
Add back current portion of accrued income taxes	5.3	19.6
Add back current portion of plant closure provisions	4.9	5.0
Add back current portion of acquisition-related contingent consideration	7.0	—
Add back current portion of operating lease liabilities	15.9	13.9
Adjusted working capital	$364.7	$330.8

The movements in our adjusted working capital are explained as follows:

We had an $0.6 million increase in trade and other accounts receivable due to the timing of sales across our reporting segments and the mix of customer payment terms. Days’ sales outstanding in our Performance Chemicals segment increased from 61 days to 72 days; remained the same in our Fuel Specialties segment at 57 days; and decreased from 83 days to 64 days in our Oilfield Services segment.

We had a $28.3 million increase in inventories, net of a $5.8 million increase in allowances, as we manage the inventory levels necessary to support future demand, while mitigating the risk of potential supply chain disruption for certain key raw materials. Days’ sales in inventory in our Performance Chemicals segment increased from 63 days to 65 days; increased in our Fuel Specialties segment from 113 days to 133 days; and increased from 76 days to 83 days in our Oilfield Services segment.

Prepaid expenses decreased $0.9 million, from $21.0 million to $20.1 million, primarily due to a reduction in the group's insurance costs.

We had a $5.9 million decrease in accounts payable and accrued liabilities, primarily due to the timing of supplier payments. Creditor days (including goods received not invoiced) increased in our Performance

Chemicals segment from 46 days to 50 days; increased in our Fuel Specialties segment from 44 days to 58 days; and decreased from 68 days to 46 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $138.3 million in 2025 compared to $184.5 million in 2024. The decrease in cash is related to lower earnings in our Performance Chemicals and Oilfield Services segments, together with increased working capital requirements and higher prepaid income taxes.

Cash

As at December 31, 2025 and 2024, we had cash and cash equivalents of $292.5 million and $289.2 million, respectively, of which $145.4 million and $133.9 million, respectively, were held by non-U.S. subsidiaries principally in the U.K..

The $3.3 million increase in cash and cash equivalents in 2025 was driven by the cash inflows from operating activities, being partly offset by higher working capital needs, our continued investments in capital projects including the development of our new ERP platform, payments for income taxes, payments of our semi-annual dividends and the repurchases of our common stock.

Debt

As at December 31, 2025 and 2024, the Company had no borrowings under the revolving credit facility and as a result, the related deferred finance costs of $0.7 million (December 31, 2024 – $1.1 million) are now included within other current and non-current assets at the balance sheet date. During 2025 and 2024, the Company did not draw down or repay any borrowing on its revolving credit facility.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company entered into a Multicurrency Revolving Facility Agreement with various lenders, providing for a $250.0 million four-year multicurrency revolving loan facility. The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million. The termination date of the facility is May 30, 2027, but the Agreement includes an option for the Company to request an extension of the facility for a further year. The agreement replaced the Company’s credit facility agreement dated September 26, 2019. See Note 12 to the Notes to the Consolidated Financial Statements for additional details.

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

At December 31, 2025, the Company had no obligations under finance leases.

Contractual Commitments

The following represents contractual commitments and the estimated additional cost to complete work in progress at December 31, 2025 and their effect on future cash flows:

(in millions)	Total	2026	2027-28	2029-30	Thereafter
Operating activities
Operating lease liabilities	52.7	15.9	16.5	9.3	11.0
Operating lease future commitments	0.7	0.1	0.2	0.2	0.2
Interest payments on debt facility	2.7	1.1	1.6
Investing activities
Capital commitments	55.0	46.9	8.1
Internally developed software	4.2	4.2
Total	$115.3	$68.2	$26.4	$9.5	$11.2

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

Internally developed software relates to the planned completion costs for the implementation of our new Enterprise Resource Planning system for the Americas, including the acquisition costs for the software as well as the external and internal costs of the development.

Outlook

Entering 2026, our focus is unchanged. We will continue to deliver exceptional innovation, value and service to our global customers across all our end-markets. We will also continue to prioritize margin and operating income improvement in Performance Chemicals and Oilfield Services. In both segments, we expect these actions to drive growth in 2026. In addition, we expect Fuel Specialties to continue to deliver consistent results.

With a net cash position at over $292.5 million, we continue to have significant balance sheet flexibility for M&A, dividend growth, organic investment and buybacks in 2026.

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

We evaluate costs for asset retirement obligations, decontamination and demolition projects on a regular basis. Full provision is made for those costs amounting to $65.1 million at December 31, 2025. See Note 13 of the Notes to the Consolidated Financial Statements for further details. Expenditure utilizing these provisions was $5.8 million, $3.8 million and $4.9 million in the years 2025, 2024 and 2023, respectively.

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

At December 31, 2025, $0.0 million was drawn under the revolving credit facility.

As at December 31, 2025, the Company had no debt or finance leases and $292.5 million cash and cash equivalents. Assuming variable interest returns on the cash balances, a hypothetical absolute increase or decrease of 1% in U.S. base interest rates for a one-year period would increase or decrease net income and cash flows by approximately $2.9 million before tax.

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

The trading of our Performance Chemicals, Fuel Specialties and Oilfield Services segments is inherently naturally hedged and accordingly changes in exchange rates would not be material to our earnings or financial position. The cost base of our Corporate costs, however, are largely denominated in British pound sterling. A 5% strengthening in the U.S. dollar against British pound sterling would increase reported operating income by approximately $1.9 million for a one-year period excluding the impact of any foreign currency forward exchange contracts. Where a 5% strengthening of the U.S. dollar has been used as an illustration, a 5% weakening would be expected to have the opposite effect on operating income.

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

Item 8 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Innospec Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Innospec Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Plant Closure Provisions - Asset Retirement Obligations

As described in Notes 2 and 13 to the consolidated financial statements, at December 31, 2025, the Company recognized plant closure provisions of $65.1 million, the majority of which related to asset retirement obligations. The Company recognizes asset retirement obligations when there is an obligation based on a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes making significant judgments and estimating the credit-adjusted risk free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs.

The principal considerations for our determination that performing procedures relating to the plant closure provisions - asset retirement obligations is a critical audit matter are: (i) the significant judgment made by management, including the use of management's specialists, when developing the estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to the timing and cost of performing the remediation work; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of the asset retirement obligations. These procedures also included, among others (i) testing management’s process for developing the estimates of the asset retirement obligations; (ii) evaluating the appropriateness of the discounted cash flows model used by management; (iii) testing completeness and accuracy of the underlying data used in the calculation of the asset retirement obligations; (iv) evaluating the scope, competency, and objectivity of management’s specialists based on the work they were engaged to perform; (v) evaluating the reasonableness of significant assumptions related to the timing and cost of performing the remediation work. Evaluating management’s assumptions related to the timing and cost of performing the remediation work involved evaluating whether the assumptions used by management were reasonable considering management’s historical forecasting accuracy of past remediation work, relevant industry forecasts and macroeconomic conditions, and consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating management’s method and the reasonableness of the significant assumptions in respect of the timing and cost of performing the remediation work.

/s/ PricewaterhouseCoopers LLP

Manchester, United Kingdom

February 18, 2026

We have served as the Company’s auditor since 2019.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except share and per share data)

	Years ended December 31,
	2025	2024	2023
Net sales	$1,778.0	$1,845.4	$1,948.8
Cost of goods sold	(1,285.6)	(1,302.5)	(1,357.7)
Gross profit	492.4	542.9	591.1
Operating expenses:
Selling, general and administrative	(285.1)	(305.3)	(380.5)
Research and development	(51.0)	(56.5)	(49.0)
Adjustment to fair value of contingent consideration	15.9	(3.4)	—
Restructuring charge	(0.9)	—	—
Impairment of property, plant and equipment	(22.9)	—	—
Impairment of intangible assets	(19.1)	—	—
Profit on disposal of property, plant and equipment	0.2	0.2	—
Total operating expenses	(362.9)	(365.0)	(429.5)
Operating income	129.5	177.9	161.6
Other income/(expense), net	(0.6)	9.6	10.5
Pension scheme settlement charge	—	(155.6)	—
Interest income/(expense), net	9.2	9.3	2.3
Income before income tax expense	138.1	41.2	174.4
Income tax expense	(21.5)	(5.6)	(35.3)
Net income	$116.6	$35.6	$139.1
Earnings per share:
Basic	$4.69	$1.43	$5.60
Diluted	$4.67	$1.42	$5.56
Weighted average shares outstanding (in thousands):
Basic	24,880	24,932	24,851
Diluted	24,993	25,119	25,022

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

Total comprehensive income for the years ended December 31	2025	2024	2023
Net income	$116.6	$35.6	$139.1
Changes in cumulative translation adjustment	53.4	(33.7)	18.3
Amortization of prior service cost	—	8.4	0.5
Amortization of actuarial net losses/(gains)	—	(0.2)	(2.1)
Actuarial net gains/(losses) arising during the year	0.9	(28.3)	(23.4)
Pension scheme settlement	—	138.1	—
Other comprehensive income, before tax	170.9	119.9	132.4
Tax related to cumulative translation adjustment	2.0	13.6	(2.4)
Tax related to other movements	—	(40.8)	6.2
Total comprehensive income	$172.9	$92.7	$136.2

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	At December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$292.5	$289.2
Trade and other accounts receivable (less allowances of $11.8 million and $11.9 million, respectively)	342.3	341.7
Inventories (less allowances of $40.4 million and $34.6 million, respectively):
Finished goods	226.3	197.9
Raw materials	103.0	103.1
Total inventories	329.3	301.0
Prepaid expenses	20.1	21.0
Prepaid income taxes	13.1	3.1
Other current assets	7.3	0.6
Total current assets	1,004.6	956.6
Net property, plant and equipment	286.1	269.7
Operating leases right-of-use assets	52.7	44.8
Goodwill	399.0	382.5
Other intangible assets	67.7	65.4
Deferred tax assets	13.6	9.4
Pension asset	—	2.4
Other non-current assets	8.7	3.9
Total assets	$1,832.4	$1,734.7
Liabilities and Equity
Current liabilities:
Accounts payable	$174.7	$163.8
Accrued liabilities	152.3	169.1
Current portion of operating lease liabilities	15.9	13.9
Current portion of plant closure provisions	4.9	5.0
Current portion of acquisition-related contingent consideration	7.0	—
Current portion of accrued income taxes	5.3	19.6
Total current liabilities	360.1	371.4
Operating lease liabilities, net of current portion	36.8	31.0
Plant closure provisions, net of current portion	60.2	55.3
Deferred tax liabilities	19.1	23.5
Pension liabilities and post-employment benefits	13.2	13.1
Acquisition-related contingent consideration	1.3	20.1
Other non-current liabilities	8.8	4.2
Total liabilities	499.5	518.6
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	376.5	369.9
Treasury stock (4,776,918 and 4,594,943 shares at cost, respectively)	(115.2)	(93.0)
Retained earnings	1,099.2	1,025.0
Accumulated other comprehensive loss	(34.7)	(91.0)
Total Innospec stockholders’ equity	1,326.1	1,211.2
Non-controlling interest	6.8	4.9
Total equity	1,332.9	1,216.1
Total liabilities and equity	$1,832.4	$1,734.7

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$116.6	$35.6	$139.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.6	43.5	39.3
Adjustment to fair value of contingent consideration	(15.9)	3.4	—
Impairment of property, plant and equipment	22.9	—	—
Impairment of intangible assets	19.1	—	—
Deferred taxes	(10.2)	(39.3)	3.6
Profit on disposal of property, plant and equipment	(0.2)	(0.2)	—
Non-cash movements of defined benefit pension plans	2.7	151.9	(3.3)
Stock option compensation	8.1	8.5	8.0
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	21.6	4.3	(12.6)
Inventories	(6.6)	(11.8)	83.0
Prepaid expenses	1.8	(2.8)	(4.2)
Accounts payable and accrued liabilities	(32.8)	(4.5)	(26.9)
Plant closure provisions	(1.9)	0.9	4.0
Accrued income taxes	(21.8)	6.3	(25.9)
Unrecognized tax benefits	—	(14.8)	1.4
Other assets and liabilities	(8.7)	3.5	1.8
Net cash provided by operating activities	138.3	184.5	207.3
Cash Flows from Investing Activities
Capital expenditures	(50.3)	(41.4)	(62.1)
Proceeds on disposal of property, plant and equipment	1.1	0.5	0.1
Business combinations, net of cash acquired	(0.7)	(0.2)	(34.7)
Internally developed software	(25.2)	(20.9)	(15.1)
Net cash used in investing activities	(75.1)	(62.0)	(111.8)
Cash Flows from Financing Activities
Non-controlling interest	1.9	2.4	—
Repayment of term loan	—	—	(2.3)
Refinancing costs	—	(0.3)	(1.4)
Dividend paid	(42.4)	(38.8)	(35.1)
Issue of treasury stock	0.5	2.1	0.9
Repurchase of common stock	(23.9)	(0.7)	(1.1)
Net cash used in financing activities	(63.9)	(35.3)	(39.0)
Effect of foreign currency exchange rate changes on cash	4.0	(1.7)	0.1
Net change in cash and cash equivalents	3.3	85.5	56.6
Cash and cash equivalents at beginning of year	289.2	203.7	147.1
Cash and cash equivalents at end of year	$292.5	$289.2	$203.7

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
Balance at December 31 2022	$0.3	$354.1	$(95.4)	$924.2	$(145.2)	$2.4	$1,040.4
Net income				139.1			139.1
Dividend paid ($1.41 per share)				(35.1)			(35.1)
Changes in cumulative translation adjustment, net of tax					15.9		15.9
Share of net income						0.1	0.1
Treasury stock re-issued		(1.1)	2.2				1.1
Treasury stock repurchased			(1.1)				(1.1)
Stock option compensation		8.0					8.0
Amortization of prior service cost, net of tax					0.4		0.4
Amortization of actuarial net gains, net of tax					(1.7)		(1.7)
Actuarial net losses arising during the year, net of tax					(17.5)		(17.5)
Balance at December 31 2023	$0.3	$361.0	$(94.3)	$1,028.2	$(148.1)	$2.5	$1,149.6
Net income				35.6			35.6
Dividend paid ($1.55 per share)				(38.8)			(38.8)
Changes in cumulative translation adjustment, net of tax					(20.1)		(20.1)
Share of net income						2.4	2.4
Treasury stock re-issued		0.4	2.0				2.4
Treasury stock repurchased			(0.7)				(0.7)
Stock option compensation		8.5					8.5
Amortization of prior service cost, net of tax					6.3		6.3
Amortization of actuarial net gains, net of tax					(0.2)		(0.2)
Actuarial net losses arising during the year, net of tax					(21.3)		(21.3)
Pension scheme settlement					92.4		92.4
Balance at December 31 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1
Net income				116.6			116.6
Dividend paid ($1.71 per share)				(42.4)			(42.4)
Changes in cumulative translation adjustment, net of tax					55.4		55.4
Share of net income						1.9	1.9
Treasury stock re-issued		(1.5)	1.7				0.2
Treasury stock repurchased			(23.9)				(23.9)
Stock option compensation		8.1					8.1
Actuarial net losses arising during the year, net of tax					0.9		0.9
Balance at December 31 2025	$0.3	$376.5	$(115.2)	$1,099.2	$(34.7)	$6.8	$1,332.9

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

During the year, the Company has reclassified prior period amounts to conform to the 2025 presentation relating to research and development expenditure. The reclassification had no impact on previously reported total net revenue, operating income or net income. For the year ended December 31, 2025, this has resulted in $6.9 million (2024 $8.7 million - 2023 $7.3 million) of costs that were previously disclosed within selling, general and administrative expenses, being moved to research and development expenses.

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

Taxes assessed by a governmental authority which are concurrent with sales to our customers, including sales, use, value-added, and revenue-related excise taxes, are collected by us from the customer and are not included in net sales, but are reflected in accrued liabilities until remitted to the appropriate governmental authority. When we are responsible for shipping and handling costs after title has transferred, we account for those as fulfillment costs and include them in cost of goods sold.

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

Components of selling, general and administrative expenses: Selling expenses comprise the costs of the direct sales force, and the sales management and customer service departments required to support them. It also comprises commission charges, the costs of sales conferences and trade shows, the cost of advertising and promotions, amortization expense for certain other intangible assets, and the cost of bad and doubtful debts. General and administrative expenses comprise the cost of functions including accounting, human resources, information technology and the cost of group functions including corporate management, finance, tax, treasury, investor relations and legal departments. Provision of management’s best estimate of legal and settlement costs for litigation in which the Company is involved is accounted for in the administrative expense line item.

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

Share-based compensation plans: The Company accounts for employee stock options and stock equivalent units under the fair value method. Stock options are fair valued at the grant date and the fair value is recognized straight-line over the vesting period of the option. Stock equivalent units are fair valued at each balance sheet date and the fair value is spread over the remaining vesting period of the unit. The Company operates an employee stock purchase plan, or ESPP, which enables employees to purchase Innospec's stock at a discount.

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

The Company must comply with environmental legislation in the countries in which it operates or has operated in and annually reassesses the program of work required. This includes applying significant judgments and estimating the credit-adjusted risk-free rate and the timing and cost of performing the remediation work. Management receives input from specialists to develop these estimates and assumptions utilizing the latest information available together with experience of recent costs. While we believe our assumptions for the liabilities are reasonable, they are subjective estimates and it is possible that variations in any of the assumptions will result in materially different calculations to the liabilities we have reported. Costs of future obligations are discounted to their present values using the Company’s credit-adjusted risk-free rate.

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

In 2025 and 2024, the net sales to any single customer did not exceed 10% of the group's net sales. In 2023, the Company had a significant customer in the Oilfield Services segment which accounted for $265.2 million and 13.6% of the group's net sales.

The Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer (the Principal Executive Officer). The CODM evaluates the performance of the Company’s segments and makes strategic decisions relating to the Company's allocation of resources, based on the segments' monthly gross profit and operating income.

The following table analyzes financial information by the Company’s reportable segments:

(in millions)	2025	2024	2023
Net Sales:
Personal Care	$409.2	$390.0	$352.7
Home Care	109.0	106.6	86.8
Other	163.2	157.1	122.1
Performance Chemicals	681.4	653.7	561.6
Refinery and Performance	509.4	517.4	540.6
Other	192.1	183.7	155.3
Fuel Specialties	701.5	701.1	695.9
Oilfield Services	395.1	490.6	691.3
Total net sales	$1,778.0	$1,845.4	$1,948.8
Gross profit:
Performance Chemicals	122.0	148.4	105.6
Fuel Specialties	252.2	239.9	215.1
Oilfield Services	118.2	154.6	270.4
Total gross profit	$492.4	$542.9	$591.1
Operating income/(expense):
Performance Chemicals	$61.0	$82.9	$54.5
Fuel Specialties	144.8	129.6	109.7
Oilfield Services	23.3	38.8	78.6
Corporate costs	(72.8)	(70.2)	(81.2)
Adjustment to fair value of contingent consideration	15.9	(3.4)	—
Restructuring charge	(0.9)	—	—
Impairment of property, plant and equipment	(22.9)	—	—
Impairment of intangible assets	(19.1)	—	—
Profit on disposal of property, plant and equipment	0.2	0.2	—
Total operating income	$129.5	$177.9	$161.6
Identifiable assets at year-end:
Performance Chemicals	$602.0	$598.3
Fuel Specialties	625.5	553.8
Oilfield Services	212.2	272.5
Corporate	392.7	310.1
Total assets	$1,832.4	$1,734.7

The identifiable assets analysis between the Company's reportable segments and Corporate has been updated in 2025, to align with changes made to the information provided to the CODM. The prior year comparatives have not been adjusted to conform to the current period presentation.

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

The following table analyzes cost of goods sold by the Company’s reportable segments:

(in millions)	2025	2024	2023
Performance Chemicals	$559.4	$505.3	$456.0
Fuel Specialties	449.3	461.2	480.8
Oilfield Services	276.9	336.0	420.9
Total cost of goods sold	$1,285.6	$1,302.5	$1,357.7

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

(in millions)	2025	2024	2023
Performance Chemicals	$61.0	$65.5	$51.1
Fuel Specialties	107.4	110.3	105.4
Oilfield Services	94.9	115.8	191.8
Corporate	72.8	70.2	81.2
Total selling, general and administrative expenses and research and development expenses	$336.1	$361.8	$429.5

The Company includes within the Corporate line item the following costs:

•
executive offices for the CEO, finance, human resources, legal and compliance counsel, corporate development and investor relations
•
centralized functions for product strategy, regulatory, ESG, health and safety, tax, treasury, business assurance and credit control
•
group-wide costs related to asset retirement obligations and information technology

The following tables analyze sales and other financial information by location:

(in millions)	2025	2024	2023
Net sales by source:
United States	$951.7	$1,039.7	$1,227.2
United Kingdom	793.2	823.4	857.7
Rest of World	379.0	288.9	199.4
Sales between areas	(345.9)	(306.6)	(335.5)
	$1,778.0	$1,845.4	$1,948.8
Income before income taxes:
United States	$25.9	$90.2	$95.2
United Kingdom	67.3	(24.6)	59.1
Rest of World	44.9	(24.4)	20.1
	$138.1	$41.2	$174.4
Long-lived assets at year-end:
United States	$132.6	$156.2
United Kingdom	121.3	88.0
Rest of World	150.4	133.6
	$404.3	$377.8
Identifiable assets at year-end:
United States	$555.9	$593.6
United Kingdom	579.1	488.2
Rest of World	298.4	270.4
Goodwill	399.0	382.5
	$1,832.4	$1,734.7

Sales by geographical area are reported by source, being where the transactions originated. Intercompany sales are priced using an appropriate pricing methodology and are eliminated in the consolidated financial statements.

Long-lived assets are related to property, plant and equipment, other intangibles and operating leases.

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

Note 4. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period. Per share amounts are computed as follows:

	2025	2024	2023
Numerator (in millions):
Net income available to common stockholders	$116.6	$35.6	$139.1
Denominator (in thousands):
Weighted average common shares outstanding	24,880	24,932	24,851
Dilutive effect of stock options and awards	113	187	171
Denominator for diluted earnings per share	24,993	25,119	25,022
Net income per share, basic:	$4.69	$1.43	$5.60
Net income per share, diluted:	$4.67	$1.42	$5.56

In 2025, 2024 and 2023 the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 23,414, 10,413 and 20,334 respectively.

Note 5. Acquisition of QGP Química Geral

On December 8, 2023, the Company acquired QGP Química Geral (“QGP”). A portion of the consideration is deferred and payable in cash by December 7, 2026, and contingent on the financial performance of QGP for the 12 months ended June 30, 2026.

In the third quarter of 2025, the Company recorded an $18.5 million reduction in the fair value of the expected contingent consideration payable relating to the acquisition of QGP, based on the information available at that time.

The fair value of this deferred, contingent consideration at December 31, 2025 and 2024 was $7.0 million and $20.1 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements for additional information relating to the fair value calculation.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	2025	2024
Land	$23.6	$21.6
Buildings	109.7	88.7
Equipment	508.9	439.6
Work in progress	70.0	62.1
Total gross cost	712.2	612.0
Less accumulated depreciation and impairment	(426.1)	(342.3)
Total net book value	$286.1	$269.7

Of the total net book value of equipment at December 31, 2025, $0.0 million are in respect of assets held under finance leases (2024 – $0.0 million).

Depreciation charges were $32.1 million, $31.0 million and $27.9 million in 2025, 2024 and 2023, respectively.

During the quarter ended September 30, 2025, the Company impaired property, plant and equipment assets within its Oilfield Services segment. The impaired assets totaled $22.9 million and relate largely to plant and equipment, which are no longer expected to generate sufficient discounted cash flows to support the valuations due to an expected lack of near-term recovery in our oilfield production business in Mexico and our stimulation business in the U.S..

Note 7. Leases

We have operating leases for toll manufacturing facilities, warehouse storage, land, buildings, plant and equipment. Our leases have remaining lease terms of up to 20 years, some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2025	2024	2023
Operating lease cost	18.2	17.1	17.9
Short-term lease cost	7.7	8.7	8.1
Total lease cost	$25.9	$25.8	$26.0

Supplemental cash flow information related to leases is as follows:

(in millions)	Twelve Months Ended December 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25.9	$25.9	$26.1
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$15.1	$14.0	$11.0

Supplemental balance sheet information related to leases is as follows:

(in millions except lease term and discount rate)	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$52.7	$44.8
Current portion of operating lease liabilities	$15.9	$13.9
Operating lease liabilities, net of current portion	36.8	31.0
Total operating lease liabilities	$52.7	$44.9
Weighted average remaining lease term:
Operating leases	6.3 years	5.6 years
Weighted average discount rate:
Operating leases	4.1%	3.8%

Maturities of lease liabilities were as follows as at December 31, 2025:

(in millions)	Operating Leases
Within one year	$16.3
Year two	10.0
Year three	8.1
Year four	6.4
Year five	4.9
Thereafter	15.3
Total lease payments	61.0
Less imputed interest	(8.3)
Total	$52.7

As of December 31, 2025, additional operating and finance leases that have not yet commenced are $0.7 million.

Maturities of lease liabilities were as follows as at December 31, 2024:

(in millions)	Operating Leases
Within one year	$14.3
Year two	9.8
Year three	5.7
Year four	5.1
Year five	3.9
Thereafter	11.7
Total lease payments	50.5
Less imputed interest	(5.6)
Total	$44.9

As of December 31, 2024, additional operating and finance leases that have not yet commenced are $0.3 million.

Note 8. Goodwill

The following table analyzes goodwill movement for 2025 and 2024.

(in millions)	Performance Chemicals	Fuel Specialties	Oilfield Services	Total
At December 31, 2023
Gross cost	$146.9	$207.6	$44.8	$399.3
Accumulated impairment losses	—	—	—	—
Net book amount	$146.9	$207.6	$44.8	$399.3
Adjustment to the acquired fair values	(3.1)	—	—	(3.1)
Exchange effect	(13.7)	(0.1)	0.1	(13.7)
At December 31, 2024
Gross cost	$130.1	$207.5	$44.9	$382.5
Accumulated impairment losses	—	—	—	—
Net book amount	$130.1	$207.5	$44.9	$382.5
Additions	—	—	2.0	2.0
Exchange effect	14.4	0.2	(0.1)	14.5
At December 31, 2025
Gross cost	$144.5	$207.7	$46.8	$399.0
Accumulated impairment losses	—	—	—	—
Net book amount	$144.5	$207.7	$46.8	$399.0

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

The Company performed its annual impairment assessment in respect of goodwill as at December 31, 2025, 2024 and 2023. Our impairment assessment concluded that there had been no impairment of goodwill in respect of those reporting units.

We believe that where appropriate the assumptions used in our impairment assessments are reasonable, but that they are judgmental, and variations in any of the assumptions may result in materially different calculations of any potential impairment charges.

Note 9. Other Intangible Assets

The following table analyzes other intangible assets movement for 2025 and 2024.

(in millions)	2025	2024
Gross cost at January 1	$331.9	$315.1
Additions	23.6	24.3
Exchange effect	17.8	(7.5)
Gross cost at December 31	373.3	331.9
Accumulated amortization at January 1	(266.5)	(257.8)
Amortization expense	(11.6)	(12.6)
Impairment	(19.0)	—
Exchange effect	(8.5)	3.9
Accumulated amortization at December 31	(305.6)	(266.5)
Net book amount at December 31	$67.7	$65.4

Amortization expense

The amortization expense was $11.6 million, $12.6 million and $10.6 million in 2025, 2024 and 2023, respectively. Excluding the impact of foreign exchange translation on the balance sheet, $1.7 million, $2.3 million and $2.3 million of amortization, respectively, was recognized in cost of goods sold, and the remainder was recognized in selling, general and administrative expenses.

In 2025, we capitalized $23.6 million (2024 - $20.8 million) in relation to our internal-use developed software for a new Enterprise Resource Planning (“ERP”) system covering all our regions. The expenses capitalized include the acquisition costs for the software as well as the external consultancy costs and the internal employee costs relating to software development. The additional completion costs are currently expected to be approximately $4.2 million. Our current plan is to complete the implementation of the new ERP system by the middle of 2026. We have determined the useful economic life of the ERP system to be up to 12 years.

In 2024, within the remeasurement period, we finalized the valuation of customer lists in relation to the acquisition of QGP in December 2023. This increased the intangible asset capitalized by $3.5 million in the second quarter of 2024. Management also revised the expected useful life of the customer lists from 10 years to 7 years.

During the quarter ended September 30, 2025, the Company impaired the intangible assets arising from the acquisition of QGP, within its Performance Chemicals segment, and Independence Oilfield Chemicals LLC and Bachman Services LLC., within its Oilfield Services segment. The impaired assets totaled $19.1 million and relate to product technology and customer relationships, which are no longer expected to generate sufficient discounted cash flows to support the valuations due to an expected lack of near-term recovery in QGP, our oilfield production business in Mexico and our stimulation business in the U.S..

Other intangible assets at December 31, 2025 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(8.9)
Technology	55.1	(55.1)
Customer relationships	137.3	(129.2)
Internally developed software	113.4	(53.8)
Other	24.6	(24.6)
	$373.3	$(305.6)

Other intangible assets at December 31, 2024 were:

(in millions)	Gross carrying amount	Accumulated amortization
Product rights	$34.0	$(34.0)
Brand names	8.9	(8.9)
Technology	55.1	(44.6)
Customer relationships	130.6	(111.9)
Internally developed software	78.7	(42.5)
Other	24.6	(24.6)
	$331.9	$(266.5)

Future amortization expense is estimated to be as follows for the next five years:

(in millions)
2026	$9.9
2027	$6.5
2028	$6.2
2029	$6.2
2030	$6.2

Note 10. Pension and Post-Employment Benefits

United Kingdom plan

The Company previously maintained a defined benefit pension plan covering certain current and former employees in the United Kingdom (the “UK Plan”).

In 2024, the Company completed a buy-out of the UK Plan. The buy-out meant that the Company was no longer responsible for the future obligation for retirement benefits payable to current and former employees. As a consequence, the Company recognized a one-off, non-cash settlement charge of $155.6 million in the income statement relating to the updated valuations at the time of the buy-out and the recycling of historical pension costs previously held in the statement of comprehensive income.

As of December 31, 2024, the remaining asset on the balance sheet was $2.5 million, relating to cash held to cover the remaining expenses of the scheme, being partly offset by the remaining Projected Benefit Obligation ("PBO") of $0.1 million, reflecting the UK Plan’s residual liabilities in respect of Guaranteed Minimum Pension equalization top-up payments due to former members of the UK Plan.

On July 29, 2025, the UK Plan was fully wound up. As of December 31, 2025, there were no remaining assets on the balance sheet (December 31, 2024 $2.4 million).

Following the UK Plan buy-out, the Company is no longer required to make future cash contributions to the UK Plan. In 2024, the Company contributed $0.0 million in cash to the UK Plan in accordance with an agreement with the trustees.

In September 2024, the Company received $8.4 million from the UK Plan as recovery of pension related costs previously incurred, which has been credited against the service cost in 2024, resulting in an associated income tax expense of $2.1 million.

(in millions)	2025	2024	2023
Service cost/(credit)	$1.5	$(4.9)	$3.4
Interest cost on PBO	—	18.6	19.6
Expected return on plan assets	—	(25.9)	(25.2)
Amortization of prior service cost	—	16.8	0.5
Amortization of actuarial net losses	—	—	(1.6)
Recycling of residual reserves	—	138.8	—
Net periodic cost/(benefit)	$1.5	$143.4	$(3.3)

The income statement captions are shown here:

Selling, general and administrative	2025	2024	2023
Service cost/(credit)	$1.5	$(4.9)	$3.4

Other expense/(income), net	2025	2024	2023
Interest cost on PBO	$—	18.6	19.6
Expected return on plan assets	—	(25.9)	(25.2)
Amortization of prior service cost	—	—	0.5
Amortization of actuarial net losses	—	—	(1.6)
	$—	$(7.3)	$(6.7)

Pension scheme settlement charge	2025	2024	2023
Amortization of prior service cost	$—	16.8	—
Recycling of residual reserves	—	138.8	—
	—	155.6	—
Tax relating to the amortization of prior service cost	—	(4.2)	—
Tax relating to the recycling of residual reserves	—	(34.7)	—
	$—	$116.7	$—

The other financial statement captions relating to the buy-out settlement are shown here:

Recognized in Other Comprehensive Income	2025	2024	2023
Recycling of residual reserves	$—	138.8	—
Release of historic cumulative translation adjustments	—	(0.7)	—
	—	138.1	—
Tax relating to the recycling of residual reserves	—	(34.7)	—
Tax relating to historic cumulative translation adjustments	—	(11.0)	—
	$—	$92.4	$—

Recognized in Reclassifications out of Accumulated Other Comprehensive Loss	2025	2024	2023
Recycling of residual reserves	$—	138.8	—
Release of historic cumulative translation adjustments	—	(0.7)	—
	—	138.1	—
Tax relating to the recycling of residual reserves	—	(34.7)	—
Tax relating to historic cumulative translation adjustments	—	(11.0)	—
	$—	$92.4	$—

Plan assumptions at December 31, (%):	2025	2024	2023
Discount rate	n/a	5.18	4.59
Inflation rate	n/a	2.85	2.70
Rate of return on plan assets – overall on bid-value	n/a	4.20	4.25

Plan asset allocation by category (%):	2025	2024	2023
Debt securities and insurance contracts	n/a	—	96
Cash	n/a	100	4
	n/a	100	100

Following the buy-out, the UK Plan does not need to follow an investment strategy.

Movements in PBO and fair value of UK Plan assets are as follows:

(in millions)	2025	2024
Change in PBO:
Opening balance	$0.1	$424.1
Interest cost	—	18.6
Service cost/(credit)	1.5	(4.9)
Benefits paid	—	(32.9)
Plan amendments	—	8.4
Scheme closure expenses	(1.6)	—
Actuarial losses/(gains)	—	3.7
Settlements	—	(419.2)
Exchange effect	—	2.3
Closing balance	$—	$0.1
Fair value of plan assets:
Opening balance	$2.5	$459.2
Return of funds to cover historic expenses	(0.9)	(8.4)
Scheme closure expenses	(1.6)	—
Benefits paid	—	(32.9)
Actual return on assets	—	1.5
Settlements	—	(419.2)
Exchange effect	—	2.3
Closing balance	$—	$2.5
Net pension asset	$—	$2.4

The fair values of pension assets by level of input were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2024
Cash	2.5			2.5
Total plan assets	$2.5	$—	$—	$2.5

The reconciliation of the fair value of the UK Plan assets measured using significant unobservable inputs was as follows:

(in millions)	Other Assets
Balance at December 31, 2023	$438.7
Realized/unrealized gains/(losses):
Relating to assets still held at the reporting date	(2.2)
Purchases, issuances and settlements	(438.8)
Exchange effect	2.3
Balance at December 31, 2024	$—

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

(in millions)	2025	2024	2023
Service cost	$—	$—	$0.1
Interest cost on PBO	0.3	0.3	0.3
Amortization of actuarial net loss/(gain)	—	(0.2)	(0.5)
Net periodic cost/(benefit)	$0.3	$0.1	$(0.1)

Plan assumptions at December 31, (%):

Discount rate	3.80	3.20	3.70
Inflation rate	2.25	2.25	2.25
Rate of increase in compensation levels	2.75	2.75	2.75

Movements in PBO of the German plan are as follows:

(in millions)	2025	2024
Change in PBO:
Opening balance	$9.0	$9.1
Service cost	—	—
Interest cost	0.3	0.3
Benefits paid	(0.5)	(0.4)
Actuarial losses/(gains)	(0.6)	0.5
Exchange effect	1.2	(0.5)
Closing balance	$9.4	$9.0

Other plans

As at December 31, 2025, we have post-employment obligations in our Performance Chemicals European businesses with a liability of $3.8 million (December 31, 2024 – $4.1 million). For the year ended

December 31, 2025, we have recognized an actuarial gain of $0.1 million in other comprehensive loss in relation to the Performance Chemicals pension in France (December 31, 2024 – $0.2 million).

Company contributions to defined contribution schemes during 2025 were $15.3 million (2024 – $13.9 million), across all of our reporting segments.

Note 11. Income Taxes

The sources of income before income taxes were as follows:

(in millions)	2025	2024	2023
Domestic	$25.9	$90.2	$95.2
Foreign	112.2	(49.0)	79.2
	$138.1	$41.2	$174.4

The components of income tax expense are summarized as follows:

(in millions)	2025	2024	2023
Current:
Federal	$4.5	$16.9	$12.4
State and local	1.7	2.9	0.2
Foreign	24.3	26.2	18.6
	30.5	46.0	31.2
Deferred:
Federal	(7.7)	(4.1)	5.2
State and local	(0.3)	(0.5)	0.3
Foreign	(1.0)	(35.8)	(1.4)
	(9.0)	(40.4)	4.1
Total:
Federal	(3.2)	12.8	17.6
State and local	1.4	2.4	0.5
Foreign	23.3	(9.6)	17.2
	$21.5	$5.6	$35.3

The effective tax rate varies from the U.S. federal statutory rate because of the factors indicated below. In considering the items that create variances when compared to the U.S. federal statutory rate, it is worth noting that the percentage impact of a given item in the table below would be higher in 2024 because income before income taxes in 2024 is significantly lower than in 2025 and 2023.

(in millions)	2025		2024		2023
	in Dollars	in Percent	in Dollars	in Percent	in Dollars	in Percent
U.S. federal statutory tax rate	$29.0	21.0%	$8.7	21.0%	$36.6	21.0%
State and local income taxes, net of federal income tax effect*	1.7	1.2%	2.7	6.6%	1.0	0.6%
Foreign tax effects:
Brazil:
Changes in valuation allowance	**	**	2.7	6.6%	**	**
Adjustment to contingent consideration	(3.2)	-2.3%	0.7	1.7%	**	**
Foreign tax rate differential	**	**	**	**	(1.8)	-1.0%
Other	(1.2)	-0.8%	0.8	1.9%	0.3	0.2%
Germany:
Foreign tax rate differential	**	**	0.7	1.7%	**	**
Other	**	**	(0.1)	-0.2%	**	**
Italy	**	**	0.6	1.5%	**	**
U.K.:
Foreign tax rate differential	2.1	1.5%	(3.4)	-8.3%	1.3	0.7%
Foreign currency transactions	**	**	**	**	(2.6)	-1.5%
Innovation incentives	(3.2)	-2.3%	(3.2)	-7.8%	(1.5)	-0.9%
Other	0.4	0.3%	0.4	1.0%	0.5	0.3%
Other foreign jurisdictions	2.7	2.0%	0.2	0.5%	1.7	1.0%
Effect of cross-border tax laws:
Global intangible low-taxed income, net of foreign tax credit	0.8	0.6%	4.3	10.4%	(0.2)	-0.1%
Subpart F income, net of foreign tax credit	—	0.0%	1.2	2.9%	0.2	0.1%
Incentive for foreign derived intangible income	(0.5)	-0.4%	(1.9)	-4.6%	(4.5)	-2.6%
Tax on unremitted foreign earnings	2.1	1.5%	0.8	1.9%	2.4	1.4%
Other	0.1	0.1%	0.3	0.7%	—	0.0%
Tax credits	(0.5)	-0.4%	(0.9)	-2.2%	(1.0)	-0.6%
Nontaxable or nondeductible items:
Nondeductible officer compensation	**	**	2.0	4.9%	1.8	1.0%
Other	0.7	0.5%	(0.9)	-2.1%	(0.2)	-0.1%
Changes in unrecognized tax benefits	—	0.0%	(10.1)	-24.5%	1.3	0.7%
Tax impact of internal reorganizations	(9.5)	-6.9%	—	0.0%	—	0.0%
	$21.5	15.6%	$5.6	13.6%	$35.3	20.2%

* State taxes in Texas, Louisiana and Oklahoma made up the majority (greater than 50%) of the tax effect in this category in 2025 (2024 and 2023: Texas, California and Oklahoma).

** The amount of income tax during the year does not meet the required threshold and is included in relevant 'Other' category.

The effective tax rate has been positively impacted in 2025 by the tax impact of internal reorganizations. This item arose due to the allocation of a partnership basis difference which was recognized in 2025, following the finalization of our estimate of the tax impact of the dissolution of the partnership on December 31, 2024. While the change in estimate had no impact on pre-tax income, it has resulted in the recognition of a deferred tax asset of $9.5 million and a credit to net income of $9.5 million for the twelve months ended December 31, 2025.

In addition, the effective tax rate has been positively impacted in 2025 by an adjustment of $15.9 million to the fair value of contingent consideration associated with the acquisition of QGP in Brazil. This adjustment has no impact on the Company’s current or future tax liabilities and therefore impacts on the effective tax rate.

The Company benefits from innovation reliefs in relation to relevant research and development expenditure in certain jurisdictions, notably the U.K. and the U.S., which have a positive impact on the effective tax rate.

The level of foreign-derived intangible income benefit that the Company is entitled to has had a positive impact on the effective tax rate in 2025 and the disclosed prior years, although the benefit has declined in 2025 due to a decrease in U.S. export sales.

The Company is subject to state taxes and local taxes primarily in the U.S. in addition to federal taxes. The effective tax rate in 2025 and the disclosed prior years has been negatively impacted by these taxes.

Cash paid for income taxes (net of refunds) consisted of the following:

(in millions)	2025	2024	2023
Federal	$26.1	$27.5	$27.5
State and local	3.1	1.4	4.7
Foreign:
Brazil	2.9	2.9	*
Canada	*	3.7	*
Germany	3.3	4.2	7.4
Italy	3.9	3.9	*
U.K.	6.8	6.7	8.6
Other Foreign	4.9	1.4	6.1
	21.8	22.8	22.1
	$51.0	$51.7	$54.3

*The amount of income taxes paid during the year does not meet the required threshold and is included in 'Other Foreign'.

Details of deferred tax assets and liabilities are analyzed as follows:

(in millions)	2025	2024
Deferred tax assets:
Stock compensation	$3.3	$3.7
Net operating loss carry forwards	8.2	8.8
Other intangible assets	15.6	4.8
Accretion expense	3.2	3.2
Restructuring provision	1.4	1.5
Employee related liabilities	4.6	9.2
Foreign tax credits	3.0	2.1
Operating lease liabilities	12.9	11.1
Inventory provisions	9.4	9.0
Pensions	1.2	0.5
Carried forward interest deductions	2.7	1.4
Bad debt reserves	1.1	1.4
Research and experimental expenditure	6.1	8.3
Other	5.7	3.4
Subtotal	78.4	68.4
Less valuation allowance	(2.8)	(2.4)
Total net deferred tax assets	$75.6	$66.0
Deferred tax liabilities:
Property, plant and equipment	$(27.0)	$(29.5)
Intangible assets including goodwill	(31.2)	(31.6)
Customer relationships	(1.0)	(1.7)
Unremitted overseas earnings	(7.2)	(5.1)
Right-of-use assets	(12.9)	(10.7)
Other	(1.8)	(1.5)
Total deferred tax liabilities	$(81.1)	$(80.1)
Net deferred tax liability	$(5.5)	$(14.1)
Deferred tax assets	$13.6	$9.4
Deferred tax liabilities	(19.1)	(23.5)
	$(5.5)	$(14.1)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Available evidence considered in determining the use of deferred tax assets includes, but is not limited to, cumulative losses arising in recent accounting periods, the Company’s estimate of future taxable income and any applicable tax-planning strategies. Based on such evidence, if it is more likely than not that some portion or all of such deferred tax assets will not be realized, a valuation allowance is recorded to reduce the Company’s deferred tax assets. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $2.8 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or increased or if other evidence becomes available.

As of December 31, 2025, the Company has approximately $6.8 million of tax-effected foreign net operating loss carryforwards, net of valuation allowance, across three of the Company’s foreign subsidiaries, which can be carried forward indefinitely.

A roll-forward of unrecognized tax benefits and associated accrued interest and penalties is as follows:

(in millions)	Unrecognized Tax Benefits	Interest and Penalties	Total
Opening balance at January 1, 2023	$10.2	$3.2	$13.4
Reductions for tax positions of prior periods	—	—	—
Additions for tax positions of prior periods	0.3	1.1	1.4
Closing balance at December 31, 2023	10.5	4.3	14.8
Current	(1.0)	(0.2)	(1.2)
Non-current	$9.5	$4.1	$13.6
Opening balance at January 1, 2024	$10.5	$4.3	$14.8
Reductions for tax positions of prior periods	(10.5)	(5.1)	(15.6)
Additions for tax positions of prior periods	—	0.8	0.8
Closing balance at December 31, 2024	—	—	—
Current	—	—	—
Non-current	$—	$—	$—
Opening balance at January 1, 2025	$—	$—	$—
Reductions for tax positions of prior periods	—		—
Additions for tax positions of prior periods	—		—
Closing balance at December 31, 2025	—	—	—
Current	—	—	—
Non-current	$—	$—	$—

As at December 31, 2025, the Company has no unrecognized tax benefits.

Note 12. Long-Term Debt

As at December 31, 2025 and 2024, the Company has not drawn down on its revolving credit facility. During 2025, 2024 and 2023, the Company did not draw down or repay any borrowing on its revolving credit facility.

On May 31, 2023, Innospec Inc. and certain subsidiaries of the Company (together with the Company, the “Borrowers”) entered into a Multicurrency Revolving Facility Agreement with various lenders (the “Agreement”) which replaces the Company’s credit facility agreement dated September 26, 2019. The Agreement provides for a $250.0 million four-year multicurrency revolving loan facility available to the Borrowers (the “Facility”). The Agreement also contains an accordion feature whereby the Company may elect to increase the total available borrowings by an aggregate amount of up to $125.0 million. The termination date of the Facility is May 30, 2027, but the Agreement includes an option for the Company to request an extension of the Facility for a further year.

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

The deferred finance costs of $0.7 million (December 31, 2024 – $1.1 million) related to the arrangement of the credit facility, are included within other current and non-current assets at the balance sheet dates.

(in millions)	2025	2024
Gross cost at January 1	$1.7	$1.4
Capitalized in the year	—	0.3
	1.7	1.7

Accumulated amortization at January 1	$(0.6)	$(0.2)
Amortization in the year	(0.4)	(0.4)
	$(1.0)	$(0.6)

Net book value at December 31	$0.7	$1.1

Amortization expense was $0.4 million, $0.4 million and $0.4 million in 2025, 2024 and 2023, respectively. The charge is included in interest expense, see Note 2 of the Notes to the Consolidated Financial Statements.

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

In addition, the credit facility contains terms which, if breached, would result in it becoming repayable on demand. It requires, among other matters, compliance with the following financial covenant ratios measured on a quarterly basis: (1) the ratio of net debt to EBITDA shall not be greater than 3.5:1 and (2) the ratio of EBITDA to net interest shall not be less than 4.0:1. Management has determined that the Company has not breached these covenants throughout the period to December 31, 2025 and does not expect to breach these covenants for the next 12 months.

The weighted average rate of interest on borrowings was 0.00% at December 31, 2025 and 0.00% at December 31, 2024. Payments of interest on long-term debt were $0.0 million, $0.0 million and $0.0 million in 2025, 2024 and 2023, respectively.

The net cash outflows in respect of refinancing costs were $0.0 million, $0.3 million and $1.4 million in 2025, 2024 and 2023, respectively.

Note 13. Plant Closure Provisions

The Company has continuing plans to remediate manufacturing facilities at sites around the world as and when those operations are expected to cease or we are required to decommission the sites according to local laws and regulations. The liability for estimated plant closure costs includes costs for asset retirement obligations and environmental remediation liabilities.

The principal site giving rise to asset retirement obligations is the site at Ellesmere Port in the United Kingdom. There are also asset retirement obligations on a much smaller scale in respect of other sites. Environmental remediation liabilities are insignificant.

Movements in the provisions are summarized as follows:

(in millions)	2025	2024	2023
Total at January 1	$60.3	$61.6	$57.2
Charge for the period	5.6	4.7	8.9
Utilized in the period	(5.8)	(3.8)	(4.9)
Exchange effect	5.0	(2.2)	0.4
Total at December 31	65.1	60.3	61.6
Due within one year	(4.9)	(5.0)	(4.6)
Due after one year	$60.2	$55.3	$57.0

Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

The charge for the period in 2025 represents the accretion expense recognized of $3.6 million and a further $2.0 million primarily in respect of changes in the expected cost, scope and timing of future obligations. The charges for plant closure provisions are recognized in cost of goods sold for our reporting segments and within selling, general and administrative expenses for Corporate costs.

We recognize environmental remediation liabilities when they are probable and the costs can be reasonably estimated, and asset retirement obligations when there is an obligation based on a legal requirement, including those arising from a Company promise, and the costs can be reasonably estimated. The Company has to make significant judgments when anticipating the program of work required and the associated future expected costs, and comply with environmental legislation in the countries in which it operates or has operated in.

Expenditure utilizing plant closure provisions was $5.8 million, $3.8 million and $4.9 million in 2025, 2024 and 2023, respectively.

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

In 2025, the Company evaluated the fair value hierarchy levels assigned to its assets and liabilities, and concluded that there should be no transfers into or out of Levels 1, 2 and 3.

The following table presents the carrying amount and fair values of the Company’s assets and liabilities measured on a recurring basis:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	$3.2	$3.2	$3.9	$3.9
Foreign currency forward exchange contracts	3.4	3.4	1.5	1.5
Liabilities
Derivatives (Level 1 measurement):
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	8.3	8.3	20.1	20.1

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable at December 31, 2025 has been calculated based on the latest forecast. The movement in the current year relates to an $18.5 million reduction in the fair value of the expected payable relating to the acquisition of QGP, partially offset by an accretion charge of $2.6 million, the impact of foreign exchange of $2.8 million and a $1.3 million increase relating to the acquisition of the trade and net assets of Biotechnology Solutions LLC which has not been discounted to its fair value on the basis of materiality (see Note 8 of the Notes to the Consolidated Financial Statements for additional information).

Note 15. Derivative Instruments and Risk Management

The Company has limited involvement with derivative instruments and does not trade them. The Company does use derivatives to manage certain interest rate, foreign currency exchange rate, raw material cost exposures and greenhouse gases emission allowances, as the need arises.

The Company has previously entered into interest rate swap contracts to reduce interest rate risk on its core debt. As at December 31, 2025 and 2024, there were no interest rate swaps in place. Interest rate swaps were previously in place to hedge interest rate risk on the term loan for a notional value that matched the repayment profile of the term loan.

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at December 31, 2025, foreign currency forward exchange contracts with a notional value of $238.9 million were in place (December 31, 2024 $212.8 million), with maturity dates of up to twelve months from the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for 2025 was a loss of $3.1 million (2024 – gain $5.3 million).

As at December 31, 2025 and 2024, the Company did not hold any raw material derivatives.

The Company participates in the new United Kingdom Emissions Trading Scheme (“UK ETS”) which was launched on January 1, 2021. Emissions trading schemes work on the ‘cap and trade’ principle, where a cap is set on the total amount of certain greenhouse gases that can be emitted by sectors covered by the scheme. This limits the total amount of carbon that can be emitted. Within this cap, participants receive free allowances and/or buy emission allowances at auction or on the secondary market which they can trade with other participants as needed. As at December 31, 2025, the Company held UK ETS credits of $3.2 million (December 31, 2024 – $3.9 million).

The Company sells a range of specialty chemicals to major oil refiners and chemical companies throughout the world. Credit limits, ongoing credit evaluation and account monitoring procedures are intended to minimize bad debt risk. Collateral is not generally required.

Note 16. Commitments and Contingencies

Asset retirement obligations and environmental remediation liabilities

Commitments in respect of asset retirement obligations and environmental remediation liabilities are disclosed in Note 13 of the Notes to the Consolidated Financial Statements.

Capital commitments

The estimated additional cost to complete work in progress at December 31, 2025 is $55.0 million (2024 – $35.4 million).

Internally developed software

The estimated additional cost to complete work in progress at December 31, 2025 is $4.2 million (2024 – $29.5 million).

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at December 31, 2025, such guarantees which are not recognized as liabilities in the consolidated financial statements amounted to $6.0 million (December 31, 2024 – $6.8 million). The remaining terms of the fixed maturity guarantees vary from approximately 3 months to 7 years, with some further guarantees having no fixed expiry date.

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

Note 17. Stockholders’ Equity

	Common Stock			Treasury Stock
(number of shares in thousands)	2025	2024	2023	2025	2024	2023
At January 1	29,554.5	29,554.5	29,554.5	4,595	4,687	4,789
Exercise of options	—	—	—	(82)	(97)	(113)
Stock purchases	—	—	—	264	5	11
At December 31	29,554.5	29,554.5	29,554.5	4,777	4,595	4,687

At December 31, 2025, the Company had authorized common stock of 40,000,000 shares (2024 - 40,000,000).

Note 18. Share-Based Compensation Plans

Stock option plans

The Company has two stock option plans, the Omnibus Long-Term Incentive Plan and the ShareSave Plan 2008 under which it currently grants awards. Innospec's ShareSave plan is an employee stock purchase plan, or ESPP.

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

Stock equivalent units

The Company awards Stock Equivalent Units (“SEUs”) from time to time as a long-term performance incentive. SEUs are cash settled equity instruments conditional on certain performance criteria and the fair value is linked to the Innospec Inc. share price. SEUs have vesting periods ranging from six months to 5 years and in all cases SEUs granted expire within 10 years of the date of grant. Grants may be priced at market value or at a premium or discount. There is no limit to the number of SEUs that can be granted. As at December 31, 2025 the liability for SEUs of $12.5 million is included in accrued liabilities in the consolidated balance sheet, where they will remain until they are cash settled.

The fair value of SEUs is re-measured at each balance sheet reporting date using either a fair market value methodology, or in cases where performance criteria are dependent upon external factors such as the Company’s stock price, using a Monte Carlo model.

Compensation cost

The compensation cost recorded for stock options was $8.1 million, $8.5 million and $8.0 million for 2025, 2024 and 2023, respectively. The compensation cost for stock options is based on the grant-date fair value and spread evenly over the vesting period.

The compensation cost recorded for SEUs was $1.8 million, $6.5 million and $13.5 million for 2025, 2024 and 2023, respectively. The compensation cost for SEUs is spread over the life of the award subject to a revaluation to the fair value at each quarter end. The revaluation may result in a charge or a credit to the income statement in each quarter dependent upon our share price movements and other performance criteria.

Forfeits are accounted for as an adjustment to the charge in the period in which the forfeits occur.

Transactions in the period

The fair value of each stock option or SEU granted in the year was calculated with the following weighted average assumptions to determine the grant-date fair values of the share-based compensation:

	2025	2024	2023
Dividend yield	1.51%	1.13%	1.16%
Expected life	3 years	3 years	4 years
Volatility	27.0%	25.5%	39.7%
Risk free interest rate	4.16%	4.38%	4.47%

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

The following tables summarizes the transactions of the Company’s share-based compensation plans for the year ended December 31, 2025.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2024	574,671	$86.2
Granted	166,337	$107.1
Vested	(210,227)	$77.8
Forfeited	(11,831)	$72.5
Cancelled	(87,653)	$31.3
Nonvested at December 31, 2025	431,297	$109.5

	Number of shares	Weighted Average Exercise price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	619,705	$23.5
Granted	166,337	$—
Exercised	(139,904)	$3.5
Forfeited	(17,281)	$34.0
Cancelled	(87,653)	$75.7
Outstanding at December 31, 2025	541,204	$12.7	2.1
Exercisable at December 31, 2025	109,907	$49.1	2.7

For the awards granted with market conditions, a Monte Carlo model has been used to calculate the grant-date fair value. For all other awards granted, a fair market value methodology has been used to calculate the grant-date fair value.

The awards granted with market and non-market conditions include performance measures that can result in a maximum 200% vesting for the number of stock options granted. The predicted vesting has been reflected in the grant-date fair value calculation, but has not been reflected for the number of awards granted, as shown in the table above.

Other disclosures

As at December 31, 2025, there was $17.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The total intrinsic value of share-based compensation plans outstanding at December 31, 2025 was $34.4 million. The total intrinsic value of share-based compensation plans exercisable at December 31, 2025 was $3.0 million. The total intrinsic value of share-based compensation plans exercised, was approximately $13.5 million in 2025 and $22.4 million in 2024.

The total cash paid for SEUs exercised was approximately $6.2 million in 2025 and $12.8 million in 2024. The total fair value of share-based compensation that vested was $16.4 million in 2025 and $16.4 million in 2024.

The weighted-average grant-date fair value of share-based compensation plans granted during 2025, 2024, and 2023 was $107.1, $130.3, and $94.4, respectively.

The Company recorded a current tax charge of $1.0 million in 2025, a current tax charge of $0.1 million in 2024 and a current tax charge of $0.3 million in 2023, in relation to stock option compensation. This amount is inclusive of excess tax benefits.

Note 19. Reclassifications out of Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss (“AOCL”) for 2025 were:

(in millions)
Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$—	See (1) below
Amortization of actuarial net losses	—	See (1) below
	—	Total before tax
	—	Income tax expense
Total reclassifications	$—	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Changes in AOCL for 2025, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2024	$—	$(91.0)	$(91.0)
Other comprehensive income/(losses) before reclassifications	—	55.4	55.4
Amounts reclassified from AOCL	—	—	—
Actuarial net losses arising during the year	0.9	—	0.9
Net current period other comprehensive income/(losses)	0.9	55.4	56.3
Balance at December 31, 2025	$0.9	$(35.6)	$(34.7)

Reclassifications out of AOCL for 2024 were:

(in millions)
Details about AOCL Components	Amount Reclassified from AOCL	Affected Line Item in the Statement where Net Income is Presented
Defined benefit pension plan items:
Amortization of prior service cost	$8.4	See (1) below
Amortization of actuarial net losses	(0.2)	See (1) below
Pension scheme settlement	138.1	See (1) below
	146.3	Total before tax
	(47.8)	Income tax expense
Total reclassifications	$98.5	Net of tax

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

Note 20. Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This guidance establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing guidance. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This ASU was effective for fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted the guidance on a retrospective basis for the period ending December 31, 2025, and the adoption of this ASU is demonstrated within Note 11 of the Notes to the Consolidated Financial Statements.

Note 21. Related Party Transactions

Mr. Patrick S. Williams has been an executive director of the Company since April 2009 and has been a non-executive director of AdvanSix, a chemicals manufacturer, since February 2020. In 2025, the Company did not purchase any product from AdvanSix (2024 – nil; 2023 - $0.4 million). As at December 31, 2025, the Company owed nil to AdvanSix (December 31, 2024 – nil).

Mr. Robert I. Paller was a non-executive director of the Company since November 1, 2009 until May 10, 2024, when he did not stand for re-election to the board. The Company has retained and continues to retain Smith, Gambrell & Russell, LLP (“SGR”), a law firm with which Mr. Paller holds a position. From January 1, 2024 until May 10, 2024 the Company incurred fees from SGR of $0.2 million (2023 – $0.3 million). As at December 31, 2024, the Company owed nil to SGR.

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”). The Company has sold scrap metal to EMR in 2025 for a value of less than $0.1 million (2024 - less than $0.1 million; 2023 – $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at December 31, 2025, EMR owed nil for scrap metal purchased from the Company (December 31, 2024 – nil).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of December 31, 2025.

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

Based on criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission the evaluation of our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2025.

Our independent registered public accounting firm PricewaterhouseCoopers LLP, has audited our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information set forth under the headings “Election of two Class I Directors,” “Corporate Governance – Board Committees – Audit Committee– Audit Committee Financial Expert,” “Information about the Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2026 (“the Proxy Statement”) is incorporated herein by reference.

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

PART IV

Item 15 Exhibits and Financial Statement Schedules

(1)
Financial Statements

The Consolidated Financial Statements (including Notes) of Innospec Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP (PCAOB ID 00876), are set forth in Item 8.

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

10.5	Contract of Employment, Mr. Ian Cleminson, dated June 30, 2006 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K on June 30, 2006). *

10.6	Innospec Inc. Performance Related Stock Option Plan 2008 (Incorporated by reference to Appendix A of the Company’s Proxy Statement on April 1, 2011). *

10.7	Innospec Inc. Company Share Option Plan 2008 (Incorporated by reference to Appendix B of the Company’s Proxy Statement on April 1, 2011). *

10.8	Innospec Inc. Non-Employee Directors’ Stock Option Plan 2008 (Incorporated by reference to Appendix C of the Company’s Proxy Statement on April 1, 2011). *

10.9	Innospec Inc. ShareSave Plan 2008 (Incorporated by reference to Appendix D of the Company’s Proxy Statement on March 31, 2008). *

10.10	Innospec Inc. Executive Co-Investment Stock Plan 2004, as amended by the First Amendment 2006 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K on February 17, 2012). *

10.11	Form of Indemnification Agreement for individual who is an officer (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 27, 2014).

10.12	Form of Indemnification Agreement for individual who is a director (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 27, 2014).

10.13	Form of Indemnification Agreement for individual who is an officer and director (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 27, 2014).

10.14	Innospec Inc. 2014 Long-Term Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 7, 2014). *

10.15	$250,000,000 Multicurrency Revolving Facility Agreement with various lenders dated May 31, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K on June 1, 2023).

10.16	Innospec Inc. 2018 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2018).

10.17	Innospec Inc. ShareSave Plan 2008 (as amended and restated) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2018).

10.19	Innospec Inc. Nonqualified Deferred Compensation Plan.* (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 22, 2022).

10.20	Innospec - 2024 Performance Shares Grant Agreement * (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed May 10, 2024).

10.21	Innospec - 2024 Time-Based Shares Grant Agreement * (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 10, 2024).

10.22	Extension Request for Multicurrency Revolving Facility Agreement and Confirmation (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 21, 2024).

19.1	Insider Trading Policy (filed herewith).

21.1	Principal Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Innospec Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed February 14, 2024).

101	INLINE XBRL TAXONOMY EXTENSION SCHEMA WITH EMBEDDED LINKBASES DOCUMENT.

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

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
February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2026:

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