Form 10-Q
period 2026-03-31
INNOSPEC INC.
filed 2026-05-08
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of April 30, 2026

Common Stock, par value $0.01	24,631,047

CAUTIONARY STATEMENT RELATIVE TO FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated herein may constitute forward-looking statements. Such forward-looking statements include statements (covered by words like “expects,” “estimates,” “anticipates,” “may,” “could,” “believes,” “feels,” “plans,” “intends,” “outlook” or similar words or expressions, for example) which relate to earnings, growth potential, operating performance, events or developments that we expect or anticipate will or may occur in the future. Although forward-looking statements are believed by management to be reasonable when made, they are subject to certain risks, uncertainties and assumptions, and our actual performance or results may differ materially from these forward-looking statements. Additional information regarding risks, uncertainties and assumptions relating to Innospec and affecting our business operations and prospects are described in Innospec’s Annual Report on Form 10-K for the year ended December 31, 2025, and other reports filed with the U.S. Securities and Exchange Commission ("SEC"). You are urged to review our discussion of risks and uncertainties that could cause actual results to differ from forward-looking statements under the heading “Risk Factors” in such reports. Innospec undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in millions, except share and per share data)	2026	2025
Net sales	$453.2	$440.8
Cost of goods sold	(329.7)	(315.7)
Gross profit	123.5	125.1
Operating expenses:
Selling, general and administrative	(78.5)	(69.3)
Research and development	(13.2)	(12.7)
Adjustment to fair value of contingent consideration	4.7	(0.7)
Profit on disposal of property, plant and equipment	—	0.1
Total operating expenses	(87.0)	(82.6)
Operating income	36.5	42.5
Other income/(expense), net	2.6	0.3
Interest income, net	0.8	2.4
Income before income tax expense	39.9	45.2
Income tax expense	(9.1)	(11.6)
Net income	30.8	33.6
Less: Net income attributable to noncontrolling interests	(0.4)	(0.8)
Net income attributable to Innospec	$30.4	$32.8
Earnings per share:
Basic	$1.23	$1.31
Diluted	$1.22	$1.31
Weighted average shares outstanding (in thousands):
Basic	24,776	24,970
Diluted	24,844	25,102

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income attributable to Innospec	$30.4	$32.8
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(5.0)	18.4
Other comprehensive income/(loss), before tax	(5.0)	18.4
Tax related to cumulative translation adjustment	(1.1)	0.3
Income tax income/(expense) related to other comprehensive income	(1.1)	0.3
Total comprehensive income attributable to Innospec	$24.3	$51.5

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$289.1	$292.5
Trade and other accounts receivable (less allowances of $14.2 million and $11.8 million respectively)	354.2	342.3
Inventories (less allowances of $39.4 million and $40.4 million respectively):
Finished goods	225.6	226.3
Raw materials	95.9	103.0
Total inventories	321.5	329.3
Prepaid expenses	16.9	20.1
Prepaid income taxes	10.6	13.1
Other current assets	6.8	7.3
Total current assets	999.1	1,004.6
Net property, plant and equipment	285.7	286.1
Operating lease right-of-use assets	50.6	52.7
Goodwill	399.1	399.0
Other intangible assets	68.9	67.7
Deferred tax assets	13.0	13.6
Other non-current assets	3.4	8.7
Total assets	$1,819.8	$1,832.4

Liabilities and Equity
Current liabilities:
Accounts payable	$138.5	$174.7
Accrued liabilities	169.3	152.3
Current portion of operating lease liabilities	15.1	15.9
Current portion of plant closure provisions	4.9	4.9
Current portion of acquisition-related contingent consideration	2.7	7.0
Accrued income taxes	4.3	5.3
Total current liabilities	334.8	360.1
Operating lease liabilities, net of current portion	35.5	36.8
Plant closure provisions, net of current portion	60.8	60.2
Deferred tax liabilities	17.9	19.1
Pension liabilities and post-employment benefits	12.8	13.2
Acquisition-related contingent consideration	1.3	1.3
Other non-current liabilities	4.5	8.8
Total liabilities	467.6	499.5
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	377.3	376.5
Treasury stock (4,836,364 and 4,776,918 shares at cost, respectively)	(121.4)	(115.2)
Retained earnings	1,129.6	1,099.2
Accumulated other comprehensive loss	(40.8)	(34.7)
Total Innospec stockholders’ equity	1,345.0	1,326.1
Non-controlling interest	7.2	6.8
Total equity	1,352.2	1,332.9
Total liabilities and equity	$1,819.8	$1,832.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net income attributable to Innospec	$30.4	$32.8
Adjustments to reconcile net income attributable to Innospec to net cash provided by operating activities:
Depreciation and amortization	9.9	10.9
Adjustment to fair value of contingent consideration	(4.7)	0.7
Deferred taxes	(0.7)	(0.3)
Profit on disposal of property, plant and equipment	—	(0.1)
Movements on defined benefit pension plans	(0.2)	1.3
Stock option compensation	1.6	1.9
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(13.7)	6.6
Inventories	5.9	(6.6)
Prepaid expenses	3.2	5.4
Accounts payable and accrued liabilities	(17.7)	(27.0)
Plant closure provisions	1.5	(0.4)
Income taxes	0.4	4.3
Other assets and liabilities	1.7	(1.2)
Net cash provided by operating activities	17.6	28.3
Cash Flows from Investing Activities
Capital expenditures	(8.9)	(8.4)
Internally developed software	(5.1)	(7.2)
Proceeds on disposal of property, plant and equipment	0.3	0.1
Net cash used in investing activities	(13.7)	(15.5)
Cash Flows from Financing Activities
Non-controlling interest	0.4	0.8
Issue of treasury stock	0.1	0.2
Repurchase of common stock	(7.1)	(4.8)
Net cash used in financing activities	(6.6)	(3.8)
Effect of foreign currency exchange rate changes on cash	(0.7)	1.6
Net change in cash and cash equivalents	(3.4)	10.6
Cash and cash equivalents at beginning of period	292.5	289.2
Cash and cash equivalents at end of period	$289.1	$299.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2025	$0.3	$376.5	$(115.2)	$1,099.2	$(34.7)	$6.8	$1,332.9
Net income attributable to Innospec				30.4			30.4
Changes in cumulative translation adjustment, net of tax					(6.1)		(6.1)
Share of net income						0.4	0.4
Treasury stock reissued		(1.0)	0.8				(0.2)
Treasury stock repurchased			(7.0)				(7.0)
Stock option compensation		1.8					1.8
Balance at March 31, 2026	$0.3	$377.3	$(121.4)	$1,129.6	$(40.8)	$7.2	$1,352.2

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1
Net income attributable to Innospec				32.8			32.8
Changes in cumulative translation adjustment, net of tax					18.7		18.7
Share of net income						0.8	0.8
Treasury stock reissued		(1.1)	1.3				0.2
Treasury stock repurchased			(4.8)				(4.8)
Stock option compensation		1.9					1.9
Balance at March 31, 2025	$0.3	$370.7	$(96.5)	$1,057.8	$(72.3)	$5.7	$1,265.7

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

It is our opinion, however, that all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) have been made which are necessary for a fair statement of the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026 (the “2025 Form 10-K”).

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

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Net Sales:
Personal Care	$97.1	$100.6
Home Care	30.8	26.3
Other	41.5	41.5
Performance Chemicals	169.4	168.4
Refinery and Performance	130.9	129.4
Other	50.7	40.9
Fuel Specialties	181.6	170.3
Oilfield Services	102.2	102.1
	$453.2	$440.8
Gross profit:
Performance Chemicals	$28.4	$35.3
Fuel Specialties	64.3	60.8
Oilfield Services	30.8	29.0
Total gross profit	$123.5	$125.1
Operating income/(loss):
Performance Chemicals	$10.7	$19.8
Fuel Specialties	37.8	36.9
Oilfield Services	5.6	4.1
Corporate costs	(22.3)	(17.7)
Adjustment to fair value of contingent consideration	4.7	(0.7)
Profit on disposal of property, plant and equipment	—	0.1
Total operating income	$36.5	$42.5

The difference between net sales and gross profit is defined as cost of goods sold. The difference between segmental gross profit and operating income/(expense) is split between selling, general and administrative expenses and research and development expenses.

The following table analyzes cost of goods sold by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Performance Chemicals	$141.0	$133.1
Fuel Specialties	117.3	109.5
Oilfield Services	71.4	73.1
Total cost of goods sold	$329.7	$315.7

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Performance Chemicals	$17.7	$15.5
Fuel Specialties	26.5	23.9
Oilfield Services	25.2	24.9
Corporate	22.3	17.7
Total selling, general and administrative expenses and research and development expenses	$91.7	$82.0

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended March 31,
	2026	2025
Numerator (in millions):
Net income attributable to Innospec	$30.4	$32.8
Denominator (in thousands):
Weighted average common shares outstanding	24,776	24,970
Dilutive effect of stock options and awards	68	132
Denominator for diluted earnings per share	24,844	25,102
Earnings per share, basic:	$1.23	$1.31
Earnings per share, diluted:	$1.22	$1.31

In the three months ended March 31, 2026, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 23,519 (three months ended March 31, 2025– 10,342).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2026
Opening balance at January 1	$399.0
Exchange effects
Performance Chemicals	0.1
Fuel Specialties	—
Closing balance at March 31	$399.1

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2026
Gross cost at January 1	$373.3
Additions	5.1
Exchange effect	(2.1)
Gross cost at March 31	376.3
Accumulated amortization at January 1	(305.6)
Amortization expense	(2.6)
Exchange effect	0.8
Accumulated amortization at March 31	(307.4)
Net book amount at March 31	68.9

The amortization expense for the three months ended March 31, 2026 was $2.6 million (three months ended March 31, 2025 – $2.7 million).

In 2026, we have capitalized $5.1 million in relation to the development of our internal-use software for a new Enterprise Resource Planning (“ERP”) system across all our regions. The project is now substantially complete. The expenses capitalized include the acquisition costs for the software as well as the external consultancy costs and the internal employee costs relating to software development.

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. As at March 31, 2026, we have recorded a liability of $9.1 million (December 31, 2025 $9.4 million).

The net periodic benefit/(cost) is shown in the following table:

	Three Months Ended March 31,
(in millions)	2026	2025
Service credit/(cost)	$—	$(1.2)
Interest cost on projected benefit obligation	(0.1)	(0.1)
Net periodic benefit/(cost)	$(0.1)	$(1.3)

The prior year includes a service cost related to the now closed United Kingdom defined benefit pension scheme. The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at March 31, 2026, we have recorded a liability of $3.7 million (December 31, 2025 $3.8 million).

NOTE 7 – INCOME TAXES

As of January 1, 2026, the Company had no unrecognized tax benefits, and there has been no change in unrecognized tax benefits during the three months ended March 31, 2026. Accordingly, there was no accrual for uncertain tax positions as of March 31, 2026, and the Company recorded no associated interest or penalties. The Company does not expect any significant changes to this position over the next twelve months.

As of March 31, 2026, the Company and its U.S. subsidiaries remain open to examination by the IRS for years 2022 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2021 onwards), Germany (2021 onwards), and the U.K. (2024 onwards).

NOTE 8 – LONG-TERM DEBT

As at March 31, 2026, and December 31, 2025, the Company had not drawn down on its revolving credit facility. During the three months ended March 31, 2026 and 2025, the Company did not draw down or repay any borrowing on its revolving credit facility.

The Company continues to have available a $250.0 million multicurrency revolving credit facility until May 30, 2028.

NOTE 9 – PLANT CLOSURE PROVISIONS

The Company has continuing plans to remediate manufacturing facilities at sites around the world as and when those operations are expected to cease, or we are required to decommission the sites according to local laws and regulations. The liability for the estimated plant closure costs includes costs for asset retirement obligations and environmental remediation liabilities.

The principal site giving rise to asset retirement obligations is the manufacturing site at Ellesmere Port in the U.K.. There are also asset retirement obligations and environmental remediation liabilities in respect of our other manufacturing sites, which are relatively insignificant.

Movements in the provisions are summarized as follows:

(in millions)	2026
Total at January 1	$65.2
Charge for the period	2.3
Utilized in the period	(0.8)
Exchange effect	(1.0)
Total at March 31	65.7
Due within one year	(4.9)
Due after one year	$60.8

The charge for the three months ended March 31, 2026, was $2.3 million (three months ended March 31, 2025 $0.8 million). The current year charge represents the accounting accretion and a $1.4 million increase to the provisions for legacy operations in the United Kingdom. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	1.9	1.9	3.2	3.2
Foreign currency forward exchange contracts	4.2	4.2	3.4	3.4
Liabilities
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	4.0	4.0	8.3	8.3

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable has been calculated based on the latest forecast. The movement in the current year relates to a $4.9 million reduction in the fair value of the expected payable relating to the acquisition of QGP Química Geral (“QGP”), partially offset by an accretion charge of $0.2 million and the impact of foreign exchange of $0.4 million.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at March 31, 2026, the contracts have maturity dates of up to two years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the three months ended March 31, 2026 was a gain of $1.9 million (three months ended March 31, 2025 a loss of $2.3 million). The gain or loss has been recorded in other income or expense.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at March 31, 2026, such guarantees, which are not recognized as liabilities in the condensed consolidated financial statements, amounted to $6.1 million (December 31, 2025 $6.0 million). The remaining terms of the fixed maturity guarantees are up to 7 years, with some further guarantees having no fixed expiry date.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The following table summarizes the transactions of the Company’s share-based compensation for 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Stock options	$1.8	$1.9
Stock equivalent units	0.1	0.2
Total	$1.9	$2.1

The following table summarizes the transactions of the Company’s share-based compensation plans for the three months ended March 31, 2026.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2025	431,297	$109.5
Granted	207,459	$76.9
Vested	(135,600)	$92.7
Forfeited	—	$—
Nonvested at March 31, 2026	503,156	$100.6

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

As of March 31, 2026, there was $28.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

There were no reclassifications out of accumulated other comprehensive loss (“AOCL”) for the three months ended March 31, 2026.

Changes in AOCL for the three months ended March 31, 2026, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2025	$0.9	$(35.6)	$(34.7)
Other comprehensive income/(loss) before reclassifications	—	(6.1)	(6.1)
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	(6.1)	(6.1)
Balance at March 31, 2026	$0.9	$(41.7)	$(40.8)

There were no reclassifications out of AOCL for the three months ended March 31, 2025.

Changes in AOCL for the three months ended March 31, 2025, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2024	$—	$(91.0)	$(91.0)
Other comprehensive income/(loss) before reclassifications	—	18.7	18.7
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	18.7	18.7
Balance at March 31, 2025	$—	$(72.3)	$(72.3)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”) which from time to time purchases scrap metal from the Company. The Company has sold less than $0.1 million of scrap metal to EMR in the three months ended March 31, 2026 (three months ended March 31, 2025 nil). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at March 31, 2026, EMR owed nil for scrap metal purchased from the Company (December 31, 2025 nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2026

This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING ESTIMATES

The policies and estimates that the Company considers the most critical in terms of complexity and subjectivity of assessment are those related to plant closure provisions, goodwill, other intangible assets and property, plant and equipment. These policies have been discussed in the Company’s 2025 Form 10-K.

RESULTS OF OPERATIONS

The Company reports its financial performance based on three reportable segments, which are Performance Chemicals, Fuel Specialties and Oilfield Services.

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended March 31,
(in millions)	2026	2025
Net sales:
Performance Chemicals	$169.4	$168.4
Fuel Specialties	181.6	170.3
Oilfield Services	102.2	102.1
	$453.2	$440.8
Gross profit:
Performance Chemicals	$28.4	$35.3
Fuel Specialties	64.3	60.8
Oilfield Services	30.8	29.0
	$123.5	$125.1
Operating income/(loss):
Performance Chemicals	$10.7	$19.8
Fuel Specialties	37.8	36.9
Oilfield Services	5.6	4.1
Corporate costs	(22.3)	(17.7)
Adjustment to fair value of contingent consideration	4.7	(0.7)
Profit on disposal of property, plant and equipment	—	0.1
Total operating income	$36.5	$42.5

Three Months Ended March 31, 2026

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended March 31, 2026, and the three months ended March 31, 2025:

	Three Months Ended March 31,
(in millions, except ratios)	2026	2025	Change
Net sales:
Performance Chemicals	$169.4	$168.4	$1.0	+1%
Fuel Specialties	181.6	170.3	11.3	+7%
Oilfield Services	102.2	102.1	0.1	+0%
	$453.2	$440.8	$12.4	+3%
Gross profit:
Performance Chemicals	$28.4	$35.3	$(6.9)	-20%
Fuel Specialties	64.3	60.8	3.5	+6%
Oilfield Services	30.8	29.0	1.8	+6%
	$123.5	$125.1	$(1.6)	-1%
Gross margin (%):
Performance Chemicals	16.8	21.0	-4.2
Fuel Specialties	35.4	35.7	-0.3
Oilfield Services	30.1	28.4	+1.7
Aggregate	27.3	28.4	-1.1
Operating expenses:
Performance Chemicals	$(17.7)	$(15.5)	$(2.2)	+14%
Fuel Specialties	(26.5)	(23.9)	(2.6)	+11%
Oilfield Services	(25.2)	(24.9)	(0.3)	+1%
Corporate costs	(22.3)	(17.7)	(4.6)	+26%
Adjustment to fair value of contingent consideration	4.7	(0.7)	5.4	n/a
Profit on disposal of property, plant and equipment	—	0.1	(0.1)	n/a
	$(87.0)	$(82.6)	$(4.4)	+5%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2026
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-15	-1	-31	-9
Price and product mix	+6	-3	+1	+1
Exchange rates	—	+17	+3	+9
	-9	+13	-27	+1

Volumes for the Americas were lower due to reduced demand for our personal care products, partly offset by a favorable price and product mix due to pricing improvements. Volumes in EMEA were lower, combined with an adverse price and product mix driven by higher demand for lower priced products. ASPAC volumes were lower driven by decreased demand for our personal care products, slightly offset by a favorable price and product mix. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 4.2 percentage points was primarily due to an adverse sales mix, together with the negative manufacturing variances in North America due to lower production volumes following severe weather conditions at the start of the quarter.

Operating expenses: the year over year increase of $2.2 million year over year was primarily due to adverse movements to the provisions for doubtful debts driven by our aged debtor accounting policy, together with increased research and development expenses.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended March 31, 2026
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+14	+7	+9	-7	+10
Price and product mix	-16	-7	-6	+30	-9
Exchange rates	+1	+13	+2	—	+6
	-1	+13	+5	+23	+7

Sales volumes in all our regions increased year over year due to increased demand from customers. All our regions were impacted by an adverse price and product mix due to higher sales of lower priced products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being offset by a favorable customer mix. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 0.3 percentage points was due to an adverse sales mix from increased sales of lower margin products.

Operating expenses: the year over year increase of $2.6 million was primarily due to adverse movements to the provisions for doubtful debts driven by our aged debtor accounting policy, together with increased administrative expenses.

Oilfield Services

Net sales: have increased year over year by $0.1 million. Sales in the Americas were higher year over year, being partly outweighed by lower sales in EMEA. The majority of our customer activity is concentrated in the Americas region.

Gross margin: the year over year increase of 1.7 percentage points was due to a favorable sales mix.

Operating expenses: the year over year increase of $0.3 million was primarily due to higher selling expenses.

Other Income Statement Captions

Corporate costs: the year over year increase of $4.6 million was primarily due to higher legacy costs of closed operations, an adverse revaluation for the U.K. emissions trading scheme carbon credits, higher legal and compliance expenses and additional amortization for the new ERP system.

Adjustment to fair value of contingent consideration: is a credit in the current year of $4.7 million compared to an expense in the prior year of $0.7 million. The adjustment relates to the acquisition of QGP within our Performance Chemicals segment. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the three months ended March 31, 2026 and 2025, included the following:

(in millions)	2026	2025	Change
Net pension credit/(cost)	$(0.1)	$(0.1)	$—
Foreign exchange gains/(losses) on translation	0.8	2.7	(1.9)
Foreign currency forward contracts gains/(losses)	1.9	(2.3)	4.2
	$2.6	$0.3	$2.3

Interest income/(expense), net: in the three months ended March 31, 2026 was $0.8 million of income compared to $2.4 million of income in the three months ended March 31, 2025, driven by lower interest rates and lower cash balances in the current year.

Income taxes: the effective tax rate was 22.8% and 25.7% in the first quarter of 2026 and 2025, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 22.9% in 2026 compared with 24.0% in 2025. The 1.1% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended March 31,
(in millions)	2026	2025
Income before income taxes	$39.9	$45.2
Adjustment for stock compensation	1.8	2.0
Adjustment to fair value of contingent consideration	(4.7)	0.7
Legacy costs of closed operations	2.3	0.8
Adjusted income before income taxes	$39.3	$48.7
Income taxes	$9.1	$11.6
Tax on stock compensation	(0.7)	(0.1)
Tax on adjustment to fair value of contingent consideration	—	—
Tax on legacy cost of closed operations	0.6	0.2
Adjusted income taxes	$9.0	$11.7
GAAP effective tax rate	22.8%	25.7%
Adjusted effective tax rate	22.9%	24.0%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the three months ended March 31, 2026 our working capital increased by $19.8 million, while our adjusted working capital increased by $20.1 million. The difference is primarily due to the exclusion of the movements for cash and cash equivalents together with the changes for taxes, being partly offset by the change in the value of acquisition-related contingent consideration.

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

(in millions)	March 31, 2026	December 31, 2025
Total current assets	$999.1	$1,004.6
Total current liabilities	(334.8)	(360.1)
Working capital	664.3	644.5
Less cash and cash equivalents	(289.1)	(292.5)
Less prepaid income taxes	(10.6)	(13.1)
Less other current assets	(6.8)	(7.3)
Add back accrued income taxes	4.3	5.3
Add back current portion of plant closure provisions	4.9	4.9
Add back current portion of acquisition-related contingent consideration	2.7	7.0
Add back current portion of operating lease liabilities	15.1	15.9
Adjusted working capital	$384.8	$364.7

We had a $11.9 million increase in trade and other accounts receivable, including a $2.4 million increase in allowances, which was primarily due to increased sales for our Fuel Specialties and Oilfield Services segments. Days’ sales outstanding decreased in our Performance Chemicals segment from 72 days to 66 days; increased from 57 days to 59 days in our Fuel Specialties segment; and increased from 64 days to 68 days in our Oilfield Services segment.

We had a $7.8 million decrease in inventories, including a $1.0 million decrease in allowances, which was driven by lower levels of raw materials in our Performance Chemicals and Fuel Specialties segments. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory in our Performance Chemicals segment decreased from 65 days to 58 days; decreased from 184 days to 132 days in our Fuel Specialties segment; and decreased from 83 days to 64 days in our Oilfield Services segment.

Prepaid expenses decreased $3.2 million, from $20.1 million to $16.9 million, primarily due to the cyclical expensing of prepaid invoices.

We had a $19.2 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) have decreased in our Performance Chemicals segment from 50 days to 47 days; decreased from 58 days to 52 days in our Fuel Specialties segment; and increased from 46 days to 47 days in our Oilfield Services segment. The changes for creditor days are impacted by the timing of sales and cost of sales in the quarter, when using a countback methodology.

Operating Cash Flows

We generated cash from operating activities of $17.6 million in the three months ended March 31, 2026 compared to $28.3 million in the three months ended March 31, 2025. The decrease in cash generated from operating activities was primarily related to decreased operating income after adjusting for the changes to the fair value of contingent consideration, together with the timing of income tax payments.

Cash

At March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $289.1 million and $292.5 million, respectively, of which $120.6 million and $145.4 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The decrease in cash and cash equivalents of $3.4 million for the three months ended March 31, 2026 was primarily driven by our continued investments in capital projects, payments for our new ERP system implementation and the repurchases of our common stock, being partly offset by the cash generated from operating activities.

Debt

We continue to have available a $250.0 million multicurrency revolving credit facility.

At March 31, 2026, and December 31, 2025, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

The Company’s exposure to market risk has been discussed in the 2025 Form 10-K and there have been no significant changes since that time.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

As previously disclosed, we have been developing a new information system platform which began in 2022. The new platform provider is well established in the market. The implementation has been a phased, risk-managed, site deployment following a multistage user acceptance program and the implementation is now substantially complete. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

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

Item 1A Risk Factors

Information regarding risk factors that could have a material impact on our results of operations or financial condition are described under “Risk Factors” in Item 1A of Part I of our 2025 Form 10-K. In management’s view, there have been no material changes in the risk factors facing the Company as disclosed in those SEC filings.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities.

On March 10, 2025, the Company announced a repurchase program which allows for up to $50 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on March 10, 2025.

On May 7, 2026, the Company announced a new repurchase program which allows for up to $75 million of the Company’s common stock to be repurchased in the open market over a three-year period commencing on May 12, 2026. This replaces the $50 million repurchase authorization announced on March 10, 2025.

The company also repurchases its common stock in connection with the exercising of stock options by directors and employees. The following table provides information about our repurchases of equity securities in the three months ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2026 through February 28, 2026	9,408	$78.3	—	$27.8	million
March 1, 2026 through March 31, 2026	90,000	$69.3	90,000	$21.6	million
Total	99,408	$70.2	90,000	$21.6	million

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

INNOSPEC INC.

Registrant

Date: May 8, 2026	By	/s/ PATRICK S. WILLIAMS

Patrick S. Williams

President and Chief Executive Officer

Date: May 8, 2026	By

/s/ IAN P. CLEMINSON

Ian P. Cleminson

Executive Vice President and Chief Financial Officer