Form 10-Q
period 2026-06-30
INNOSPEC INC.
filed 2026-08-05
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2026

Common Stock, par value $0.01	[24,631,047]

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

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net sales	$491.4	$439.7	$944.6	$880.5
Cost of goods sold	(353.1)	(316.5)	(682.8)	(632.2)
Gross profit	138.3	123.2	261.8	248.3
Operating expenses:
Selling, general and administrative	(84.3)	(74.6)	(162.8)	(143.9)
Research and development	(14.2)	(13.6)	(27.4)	(26.3)
Adjustment to fair value of contingent consideration	(0.1)	(0.8)	4.6	(1.5)
Profit on disposal of property, plant and equipment	—	0.1	—	0.2
Total operating expenses	(98.6)	(88.9)	(185.6)	(171.5)
Operating income	39.7	34.3	76.2	76.8
Other income/(expense), net	1.1	(4.7)	3.7	(4.4)
Interest income, net	0.8	2.7	1.6	5.1
Income before income tax expense	41.6	32.3	81.5	77.5
Income tax expense	(10.4)	(8.4)	(19.5)	(20.0)
Net income	31.2	23.9	62.0	57.5
Net income attributable to non-controlling interests	(0.4)	(0.4)	(0.8)	(1.2)
Net income attributable to Innospec	$30.8	$23.5	$61.2	$56.3
Earnings per share:
Basic	$1.25	$0.94	$2.48	$2.26
Diluted	$1.25	$0.94	$2.47	$2.24
Weighted average shares outstanding (in thousands):
Basic	24,644	24,937	24,710	24,954
Diluted	24,707	25,042	24,807	25,097

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income attributable to Innospec	$30.8	$23.5	$61.2	56.3
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(4.8)	37.4	(9.8)	55.8
Other comprehensive income/(loss), before tax	(4.8)	37.4	(9.8)	55.8
Tax related to cumulative translation adjustment	(0.3)	1.5	(1.4)	1.8
Income tax income/(expense) related to other comprehensive income	(0.3)	1.5	(1.4)	1.8
Total comprehensive income attributable to Innospec	$25.7	$62.4	$50.0	$113.9

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$250.2	$292.5
Trade and other accounts receivable (less allowances of $15.4 million and $11.8 million respectively)	408.6	342.3
Inventories (less allowances of $42.5 million and $40.4 million respectively):
Finished goods	235.0	226.3
Raw materials	102.3	103.0
Total inventories	337.3	329.3
Prepaid expenses	13.3	20.1
Prepaid income taxes	5.7	13.1
Other current assets	9.6	7.3
Total current assets	1,024.7	1,004.6
Net property, plant and equipment	293.3	286.1
Operating lease right-of-use assets	47.9	52.7
Goodwill	398.2	399.0
Other intangible assets	65.3	67.7
Deferred tax assets	13.3	13.6
Other non-current assets	3.5	8.7
Total assets	$1,846.2	$1,832.4

Liabilities and Equity
Current liabilities:
Accounts payable	$169.4	$174.7
Accrued liabilities	170.0	152.3
Current portion of operating lease liabilities	14.3	15.9
Current portion of plant closure provisions	4.9	4.9
Current portion of acquisition-related contingent consideration	2.8	7.0
Accrued income taxes	6.7	5.3
Total current liabilities	368.1	360.1
Operating lease liabilities, net of current portion	33.6	36.8
Plant closure provisions, net of current portion	59.8	60.2
Deferred tax liabilities	16.0	19.1
Pension liabilities and post-employment benefits	12.7	13.2
Acquisition-related contingent consideration	1.3	1.3
Other non-current liabilities	3.7	8.8
Total liabilities	495.2	499.5
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	379.1	376.5
Treasury stock (4,923,453 and 4,776,918 shares at cost, respectively)	(127.8)	(115.2)
Retained earnings	1,137.7	1,099.2
Accumulated other comprehensive loss	(45.9)	(34.7)
Total Innospec stockholders’ equity	1,343.4	1,326.1
Non-controlling interest	7.6	6.8
Total equity	1,351.0	1,332.9
Total liabilities and equity	$1,846.2	$1,832.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net income	$62.0	$57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.9	22.0
Adjustment to fair value of contingent consideration	(4.6)	1.5
Deferred taxes	(2.7)	(0.6)
Profit on disposal of property, plant and equipment	—	(0.2)
Movements on defined benefit pension plans	0.1	2.6
Stock option compensation	3.8	4.1
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(70.2)	28.9
Inventories	(12.0)	(13.3)
Prepaid expenses	6.7	8.3
Accounts payable and accrued liabilities	14.6	(46.5)
Plant closure provisions	1.1	1.4
Income taxes	7.2	(22.9)
Other assets and liabilities	(1.1)	(4.0)
Net cash provided by operating activities	24.8	38.8
Cash Flows from Investing Activities
Capital expenditures	(26.6)	(21.4)
Internally developed software	(5.1)	(10.8)
Proceeds on disposal of property, plant and equipment	1.5	0.5
Net cash used in investing activities	(30.2)	(31.7)
Cash Flows from Financing Activities
Dividend paid	(22.7)	(20.8)
Issue of treasury stock	0.1	0.4
Repurchase of common stock	(13.5)	(13.3)
Net cash used in financing activities	(36.1)	(33.7)
Effect of foreign currency exchange rate changes on cash	(0.8)	4.0
Net change in cash and cash equivalents	(42.3)	(22.6)
Cash and cash equivalents at beginning of period	292.5	289.2
Cash and cash equivalents at end of period	$250.2	$266.6

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2025	$0.3	$376.5	$(115.2)	$1,099.2	$(34.7)	$6.8	$1,332.9
Net income attributable to Innospec				61.2			61.2
'Dividend paid ($0.84 per share)				(22.7)			(22.7)
Changes in cumulative translation adjustment, net of tax					(11.2)		(11.2)
Share of net income						0.8	0.8
Treasury stock reissued		(1.2)	0.8				(0.4)
Treasury stock repurchased			(13.4)				(13.4)
Stock option compensation		3.8					3.8
Balance at June 30, 2026	$0.3	$379.1	$(127.8)	$1,137.7	$(45.9)	$7.6	$1,351.0

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1
Net income attributable to Innospec				56.3			56.3
Dividend paid ($0.76 per share)				(20.8)			(20.8)
Changes in cumulative translation adjustment, net of tax					57.6		57.6
Share of net income						1.2	1.2
Treasury stock reissued		(1.3)	1.6				0.3
Treasury stock repurchased			(13.3)				(13.3)
Stock option compensation		4.1					4.1
Balance at June 30, 2025	$0.3	$372.7	$(104.7)	$1,060.5	$(33.4)	$6.1	$1,301.5

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2026	$0.3	$377.3	$(121.4)	$1,129.6	$(40.8)	$7.2	$1,352.2
Net income attributable to Innospec				30.8			30.8
'Dividend paid ($0.84 per share)				(22.7)			(22.7)
Changes in cumulative translation adjustment, net of tax					(5.1)		(5.1)
Share of net income						0.4	0.4
Treasury stock reissued		(0.2)	—				(0.2)
Treasury stock repurchased			(6.4)				(6.4)
Stock option compensation		2.0					2.0
Balance at June 30, 2026	$0.3	$379.1	$(127.8)	$1,137.7	$(45.9)	$7.6	$1,351.0

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at March 31, 2025	$0.3	$370.7	$(96.5)	$1,057.8	$(72.3)	$5.7	$1,265.7
Net income attributable to Innospec				23.5			23.5
Dividend paid ($0.76 per share)				(20.8)			(20.8)
Changes in cumulative translation adjustment, net of tax					38.9		38.9
Share of net income						0.4	0.4
Treasury stock reissued		(0.2)	0.3				0.1
Treasury stock repurchased			(8.5)				(8.5)
Stock option compensation		2.2					2.2
Balance at June 30, 2025	$0.3	$372.7	$(104.7)	$1,060.5	$(33.4)	$6.1	$1,301.5

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

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Sales:
Personal Care	$111.9	$105.0	$209.1	$205.5
Home Care	31.7	26.1	62.5	52.4
Other	46.7	42.7	88.1	84.3
Performance Chemicals	190.3	173.8	359.7	342.2
Refinery and Performance	127.3	112.8	258.2	242.2
Other	58.4	52.3	109.1	93.2
Fuel Specialties	185.7	165.1	367.3	335.4
Oilfield Services	115.4	100.8	217.6	202.9
	$491.4	$439.7	$944.6	$880.5
Gross profit:
Performance Chemicals	$33.0	$30.5	$61.4	$65.8
Fuel Specialties	68.0	62.9	132.3	123.7
Oilfield Services	37.3	29.8	68.1	58.8
Total gross profit	$138.3	$123.2	$261.8	$248.3
Operating income/(loss):
Performance Chemicals	$16.4	$14.3	$27.1	$34.1
Fuel Specialties	36.3	35.4	74.1	72.3
Oilfield Services	8.7	6.2	14.3	10.3
Corporate costs	(21.6)	(20.9)	(43.9)	(38.6)
Adjustment to fair value of contingent consideration	(0.1)	(0.8)	4.6	(1.5)
Profit on disposal of property, plant and equipment	—	0.1	—	0.2
Total operating income	$39.7	$34.3	$76.2	$76.8

The difference between net sales and gross profit is defined as cost of goods sold. The difference between segmental gross profit and operating income/(expense) is split between selling, general and administrative expenses and research and development expenses.

The following table analyzes cost of goods sold by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Performance Chemicals	$157.3	$143.3	$298.3	$276.4
Fuel Specialties	117.7	102.2	235.0	211.7
Oilfield Services	78.1	71.0	149.5	144.1
Total cost of goods sold	$353.1	$316.5	$682.8	$632.2

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Performance Chemicals	$16.6	$16.2	$34.3	$31.7
Fuel Specialties	31.7	27.5	58.2	51.4
Oilfield Services	28.6	23.6	53.8	48.5
Corporate	21.6	20.9	43.9	38.6
Total selling, general and administrative expenses and research and development expenses	$98.5	$88.2	$190.2	$170.2

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (in millions):
Net income available to Innospec	$30.8	$23.5	$61.2	$56.3
Denominator (in thousands):
Weighted average common shares outstanding	24,644	24,937	24,710	24,954
Dilutive effect of stock options and awards	63	105	97	143
Denominator for diluted earnings per share	24,707	25,042	24,807	25,097
Net income per share, basic:	$1.25	$0.94	$2.48	$2.26
Net income per share, diluted:	$1.25	$0.94	$2.47	$2.24

In the three and six months ended June 30, 2026, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 23,172 and 23,346 (three and six months ended June 30, 2025– 59,418 and 23,283).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2026
Opening balance at January 1	$399.0
Exchange effect
Performance Chemicals	(0.7)
Fuel Specialties	(0.1)
Closing balance at June 30	$398.2

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2026
Gross cost at January 1	$373.3
Additions	5.0
Exchange effect	(3.6)
Gross cost at June 30	374.7
Accumulated amortization at January 1	(305.6)
Amortization expense	(5.4)
Exchange effect	1.6
Accumulated amortization at June 30	(309.4)
Net book amount at June 30	$65.3

The amortization expense for the six months ended June 30, 2026 was $5.4 million (six months ended June 30, 2025 – $5.9 million).

In 2026, we have capitalized $5.0 million in relation to the development of our internal-use software for a new Enterprise Resource Planning (“ERP”) system across all our regions. The project is now complete. The expenses capitalized include the acquisition costs for the software as well as the external consultancy costs and the internal employee costs relating to software development.

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. As at June 30, 2026, we have recorded a liability of $9.1 million (December 31, 2025 $9.4 million).

The net periodic benefit/(cost) is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service credit/(cost)	$—	$(1.2)	$—	$(2.4)
Interest cost on projected benefit obligation	(0.1)	—	(0.2)	(0.1)
Net periodic benefit/(cost)	$(0.1)	$(1.2)	$(0.2)	$(2.5)

The prior year includes a service cost related to the now closed United Kingdom defined benefit pension scheme. The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As at June 30, 2026, we have recorded a liability of $3.7 million (December 31, 2025 $3.8 million).

NOTE 7 – INCOME TAXES

As of January 1, 2026, the Company had no unrecognized tax benefits, and there has been no change in unrecognized tax benefits during the six months ended June 30, 2026. Accordingly, there was no accrual for uncertain tax positions as of June 30, 2026, and the Company recorded no associated interest or penalties. The Company does not expect any significant changes to this position over the next twelve months.

As of June 30, 2026, the Company and its U.S. subsidiaries remain open to examination by the IRS for years 2022 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2021 onwards), Germany (2021 onwards), and the U.K. (2024 onwards).

NOTE 8 – LONG-TERM DEBT

As at June 30, 2026, and December 31, 2025, the Company had not drawn down on its revolving credit facility. During the three and six months ended June 30, 2026 and 2025, the Company did not draw down or repay any borrowing on its revolving credit facility.

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

Movements in the provisions are summarized as follows:

(in millions)	2026
Total at January 1	$65.2
Charge for the period	3.2
Utilized in the period	(2.1)
Exchange effect	(1.6)
Total at June 30	64.7
Due within one year	(4.9)
Due after one year	$59.8

The charge for the six months ended June 30, 2026, was $3.2 million (six months ended June 30, 2025 $4.1 million). The current year charge represents the accounting accretion and a $1.4 million increase to the provisions for legacy operations in the United Kingdom. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	4.4	4.4	3.2	3.2
Foreign currency forward exchange contracts	4.8	4.8	3.4	3.4
Liabilities
Other current and non-current liabilities:
Non-financial liabilities (Level 3 measurement):
Acquisition-related contingent consideration	4.1	4.1	8.3	8.3

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable has been calculated based on the latest forecast. The movement in the current year relates to a $4.9 million reduction in the fair value of the expected payable relating to the acquisition of QGP Química Geral (“QGP”), partially offset by an accretion charge of $0.3 million and the impact of foreign exchange of $0.4 million.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As at June 30, 2026, the contracts have maturity dates of up to two years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the six months ended June 30, 2026 was a loss of $1.1 million (six months ended June 30, 2025 a loss of $6.4 million). The gain or loss has been recorded in other income or expense.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As at June 30, 2026, such guarantees, which are not recognized as liabilities in the condensed consolidated financial statements, amounted to $5.9 million (December 31, 2025 $6.0 million). The remaining terms of the fixed maturity guarantees are up to 6 years, with some further guarantees having no fixed expiry date.

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

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The following table summarizes the transactions of the Company’s share-based compensation for 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Stock options	$2.0	$2.2	$3.8	$4.1
Stock equivalent units	2.9	0.3	3.0	0.5
Total	$4.9	$2.5	$6.8	$4.6

The following table summarizes the transactions of the Company’s share-based compensation plans for the six months ended June 30, 2026.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2025	431,297	$109.5
Granted	207,659	$76.9
Vested	(94,692)	$91.0
Forfeited	(44,388)	$93.1
Nonvested at June 30, 2026	499,876	$100.5

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

As of June 30, 2026, there was $26.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

There were no reclassifications out of accumulated other comprehensive loss (“AOCL”) for the six months ended June 30, 2026.

Changes in AOCL for the six months ended June 30, 2026, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2025	$0.9	$(35.6)	$(34.7)
Other comprehensive income/(loss) before reclassifications	—	(11.2)	(11.2)
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	(11.2)	(11.2)
Balance at June 30, 2026	$0.9	$(46.8)	$(45.9)

There were no reclassifications out of AOCL for the six months ended June 30, 2025.

Changes in AOCL for the six months ended June 30, 2025, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2024	$—	$(91.0)	$(91.0)
Other comprehensive income/(loss) before reclassifications	—	57.6	57.6
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	57.6	57.6
Balance at June 30, 2025	$—	$(33.4)	$(33.4)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2026, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 20264-01, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this ASU require disclosure on the balance sheet and within the notes to the financial statements, of specified information about environmental credits and associated obligations. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect the adoption of this ASU will impact the Company’s current accounting methodology and disclosures, however we do not expect the impact to be material.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016 and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”) which from time to time purchases scrap metal from the Company. The Company has sold less than $0.1 million of scrap metal to EMR in the six months ended June 30, 2026 (six months ended June 30, 2025 less than $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As at June 30, 2026, EMR owed less than $0.1 million for scrap metal purchased from the Company (December 31, 2025 nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2026

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales:
Performance Chemicals	$190.3	$173.8	$359.7	$342.2
Fuel Specialties	185.7	165.1	367.3	335.4
Oilfield Services	115.4	100.8	217.6	202.9
	$491.4	$439.7	$944.6	$880.5
Gross profit:
Performance Chemicals	$33.0	$30.5	$61.4	$65.8
Fuel Specialties	68.0	62.9	132.3	123.7
Oilfield Services	37.3	29.8	68.1	58.8
	$138.3	$123.2	$261.8	$248.3
Operating income/(loss):
Performance Chemicals	$16.4	$14.3	$27.1	$34.1
Fuel Specialties	36.3	35.4	74.1	72.3
Oilfield Services	8.7	6.2	14.3	10.3
Corporate costs	(21.6)	(20.9)	(43.9)	(38.6)
Adjustment to fair value of contingent consideration	(0.1)	(0.8)	4.6	(1.5)
Profit on disposal of property, plant and equipment	—	0.1	—	0.2
Total operating income	$39.7	$34.3	$76.2	$76.8

Three Months Ended June 30, 2026

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended June 30, 2026, and the three months ended June 30, 2025:

	Three Months Ended June 30,
(in millions, except ratios)	2026	2025	Change
Net sales:
Performance Chemicals	$190.3	$173.8	$16.5	+9%
Fuel Specialties	185.7	165.1	20.6	+12%
Oilfield Services	115.4	100.8	14.6	+14%
	$491.4	$439.7	$51.7	+12%
Gross profit:
Performance Chemicals	$33.0	$30.5	$2.5	+8%
Fuel Specialties	68.0	62.9	5.1	+8%
Oilfield Services	37.3	29.8	7.5	+25%
	$138.3	$123.2	$15.1	+12%
Gross margin (%):
Performance Chemicals	17.3	17.5	-0.2
Fuel Specialties	36.6	38.1	-1.5
Oilfield Services	32.3	29.6	+2.7
Aggregate	28.1	28.0	+0.1
Operating expenses:
Performance Chemicals	$(16.6)	$(16.2)	$(0.4)	+2%
Fuel Specialties	(31.7)	(27.5)	(4.2)	+15%
Oilfield Services	(28.6)	(23.6)	(5.0)	+21%
Corporate costs	(21.6)	(20.9)	(0.7)	+3%
Adjustment to fair value of contingent consideration	(0.1)	(0.8)	0.7	-87%
Profit on disposal of property, plant and equipment	—	0.1	(0.1)	n/a
	$(98.6)	$(88.9)	$(9.7)	+11%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

Three Months Ended June 30, 2026
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-9	+6	-12	-2
Price and product mix	+16	+1	+15	+8
Exchange rates	—	+5	+1	+3
	+7	+12	+4	+9

The Americas volumes were lower due to some supply constraints and reduced demand for our personal care products, offset by a favorable price and product mix due to pricing improvements. Volumes in EMEA were higher due to increased demand for our personal care products, combined with a favorable price and product mix, driven by higher demand for our higher priced products. ASPAC volumes were lower due to some supply constraints and decreased demand for certain products, being offset by a favorable price and product mix, driven by higher demand for our higher priced products. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 0.2 percentage points was primarily due to negative manufacturing variances due to lower production volumes in North America, as we continue to advance our plant repairs, process improvements and upgrades following severe weather conditions in the first quarter.

Operating expenses: the year over year increase of $0.4 million was primarily due to higher provisions for performance-related remuneration accruals.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Three Months Ended June 30, 2026
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+17	+5	-1	-13	+7
Price and product mix	-2	+10	+3	-8	+3
Exchange rates	+1	+4	+1	—	+2
	+16	+19	+3	-21	+12

Sales volumes in the Americas increased year over year due to increased demand from customers, being partly offset by an adverse price and product mix. Sales volumes in EMEA increased year over year due to increased demand from customers, combining with a favorable price and product mix. Sales volumes in ASPAC decreased year over year due to decreased demand from customers, being offset by a favorable price and product mix. AvGas volumes were lower than the prior year due to variations in the demand from customers, combined with an adverse customer mix. All our regions benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 1.5 percentage points was due to an adverse sales mix in the Americas from increased sales of lower margin products, being partly offset by sales in EMEA of higher margin products.

Operating expenses: the year over year increase of $4.2 million was primarily due to adverse movements to the provisions for doubtful debts, together with increased employee-related costs, including higher provisions for performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $14.6 million, driven by our DRA plant expansion and associated demand. The majority of the segment's sales are concentrated in the Americas region.

Gross margin: the year over year increase of 2.7 percentage points was due to a favorable sales mix.

Operating expenses: the year over year increase of $5.0 million was primarily due to adverse movements to the provisions for doubtful debts, together with increased operating expenses and increased employee-related costs, including higher provisions for performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $0.7 million was primarily due to higher legal and compliance expenses, together with higher information technology costs including additional amortization for our new ERP system, and higher provisions for performance-related remuneration accruals, being partly offset by lower legacy costs of closed operations and a favorable revaluation for our U.K. emissions trading scheme credits.

Adjustment to fair value of contingent consideration: is an expense in the current year of $0.1 million compared to an expense in the prior year of $0.8 million. The adjustment relates to the acquisition of QGP within our Performance Chemicals segment. The year over year decrease relates to reduced accretion, due to the reduction in the overall expected payable compared to the prior year. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the three months ended June 30, 2026 was $1.1 million income compared to a $4.7 million expense in the three months ended June 30, 2025, primarily driven by the revaluation of foreign currency forward contracts, and the foreign currency translation of non-USD balances in the group.

Interest income/(expense), net: in the three months ended June 30, 2026 was $0.8 million of income compared to $2.7 million of income in the three months ended June 30, 2025, driven by lower interest rates and lower cash balances in the current year.

Income taxes: the effective tax rate was 25.0% and 26.0% in the second quarter of 2026 and 2025, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.1% in 2026 compared with 23.3% in 2025. The 0.2% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended June 30,
(in millions)	2026	2025
Income before income taxes	$41.6	$32.3
Adjustment for stock compensation	1.9	2.1
Adjustment to fair value of contingent consideration	0.1	0.8
Legacy costs of closed operations	0.9	3.0
Adjusted income before income taxes	$44.5	$38.2
Income taxes	$10.4	$8.4
Tax on stock compensation	(0.3)	(0.2)
Tax on adjustment to fair value of contingent consideration	—	—
Tax on legacy cost of closed operations	0.2	0.7
Adjusted income taxes	$10.3	$8.9
GAAP effective tax rate	25.0%	26.0%
Adjusted effective tax rate	23.1%	23.3%

Six months ended June 30, 2026

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the six months ended June 30, 2026, and the six months ended June 30, 2025:

	Six Months Ended June 30,
(in millions, except ratios)	2026	2025	Change
Net sales:
Performance Chemicals	$359.7	$342.2	$17.5	+5%
Fuel Specialties	367.3	335.4	31.9	+10%
Oilfield Services	217.6	202.9	14.7	+7%
	$944.6	$880.5	$64.1	+7%
Gross profit:
Performance Chemicals	$61.4	$65.8	$(4.4)	-7%
Fuel Specialties	132.3	123.7	8.6	+7%
Oilfield Services	68.1	58.8	9.3	+16%
	$261.8	$248.3	$13.5	+5%
Gross margin (%):
Performance Chemicals	17.1	19.2	-2.1
Fuel Specialties	36.0	36.9	-0.9
Oilfield Services	31.3	29.0	+2.3
Aggregate	27.7	28.2	-0.5
Operating expenses:
Performance Chemicals	$(34.3)	$(31.7)	$(2.6)	+8%
Fuel Specialties	(58.2)	(51.4)	(6.8)	+13%
Oilfield Services	(53.8)	(48.5)	(5.3)	+11%
Corporate costs	(43.9)	(38.6)	(5.3)	+14%
Adjustment to fair value of contingent consideration	4.6	(1.5)	6.1	n/a
Profit on disposal of property, plant and equipment	—	0.2	(0.2)	n/a
	$(185.6)	$(171.5)	$(14.1)	+8%

Performance Chemicals

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2026
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-12	+2	-22	-6
Price and product mix	+11	-1	+8	+5
Exchange rates	—	+11	+3	+6
	-1	+12	-11	+5

The Americas volumes were lower due to some supply constraints and reduced demand for our personal care products, partly offset by a favorable price and product mix due to continuing pricing improvements. Volumes in EMEA were higher, being partly offset by an adverse price and product mix driven by higher demand for our lower priced products. ASPAC volumes were lower driven by some supply constraints and decreased demand for certain products, being partly offset by a favorable price and product mix. EMEA and ASPAC benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 2.1 percentage points was primarily due to an adverse sales mix, together with the negative manufacturing variances in North America due to lower production volumes following severe weather conditions in the first quarter.

Operating expenses: the year over year increase of $2.6 million was primarily due to adverse movements to the provisions for doubtful debts, together with increased research and development expenses and higher provisions for performance-related remuneration accruals, being partly offset by reductions for other expenses.

Fuel Specialties

Net sales: the table below details the components which comprise the year over year change in net sales spread across the markets in which we operate:

	Six Months Ended June 30, 2026
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+8	+5	+8	-12	+6
Price and product mix	-2	+2	-5	+7	—
Exchange rates	+1	+9	+1	—	+4
	+7	+16	+4	-5	+10

Sales volumes in all our regions increased year over year due to increased demand from customers. The Americas and ASPAC were impacted by an adverse price and product mix due to higher sales of lower priced products. EMEA benefited from a favorable price and product mix due to higher sales of higher priced products. AvGas volumes were lower than the prior year due to variations in the demand from customers, being partly offset by a favorable customer mix. All our regions benefited from favorable foreign currency exchange rate movements.

Gross margin: the year over year decrease of 0.9 percentage points was due to an adverse sales mix in the Americas from increased sales of lower margin products, being partly offset by sales in EMEA of higher margin products.

Operating expenses: the year over year increase of $6.8 million was primarily due to adverse movements to the provisions for doubtful debts, together with increased operating expenses and increased employee-related costs, including higher provisions for performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year over year by $14.7 million, driven by our DRA plant expansion and associated demand. The majority of the segment's sales are concentrated in the Americas region.

Gross margin: the year over year increase of 2.3 percentage points was due to a favorable sales mix.

Operating expenses: the year over year increase of $5.3 million was primarily due to adverse movements to the provisions for doubtful debts, together with increased operating expenses and increased employee-related costs, including higher provisions for performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year over year increase of $5.3 million was primarily due to higher legal and compliance expenses, together with higher information technology costs including additional amortization for our new ERP system, and higher provisions for performance-related remuneration accruals, being partly offset by lower legacy costs of closed operations and a favorable revaluation for our U.K. emissions trading scheme credits.

Adjustment to fair value of contingent consideration: is a credit in the current year of $4.6 million compared to an expense in the prior year of $1.5 million. The adjustment relates to the acquisition of QGP within our Performance Chemicals segment. The credit in the current year relates to a reduction in the expected payable, together with the lower accretion charge calculated on the lower expected payable. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the six months ended June 30, 2026 was $3.7 million income compared to a $4.4 million expense in the three months ended June 30, 2025, primarily driven by the revaluation of foreign currency forward contracts, and the foreign currency translation of non-USD balances in the group.

Interest income/(expense), net: in the six months ended June 30, 2026 was $1.6 million of income compared to $5.1 million of income in the six months ended June 30, 2025, driven by lower interest rates and lower cash balances in the current year.

Income taxes: the effective tax rate was 23.9% and 25.8% in the first six months of 2026 and 2025, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.0% in 2026 compared with 23.7% in 2025. The 0.7% decrease in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in lower tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Six Months Ended June 30,
(in millions)	2026	2025
Income before income taxes	$81.5	$77.5
Adjustment for stock compensation	3.7	4.1
Adjustment to fair value of contingent consideration	(4.6)	1.5
Legacy cost of closed operations	3.2	3.8
Adjusted income before income taxes	$83.8	$86.9
Income taxes	$19.5	$20.0
Tax on stock compensation	(1.0)	(0.3)
Tax on legacy cost of closed operations	0.8	0.9
Tax on adjustment to fair value of contingent consideration	—	—
Adjusted income taxes	$19.3	$20.6
GAAP effective tax rate	23.9%	25.8%
Adjusted effective tax rate	23.0%	23.7%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the six months ended June 30, 2026 our working capital increased by $12.1 million, while our adjusted working capital increased by $55.1 million. The difference is primarily due to the exclusion of the movements for cash and cash equivalents and the movements for income taxes, being partly offset by the other movements shown in the table below.

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

(in millions)	June 30, 2026	December 31, 2025
Total current assets	$1,024.7	$1,004.6
Total current liabilities	(368.1)	(360.1)
Working capital	656.6	644.5
Less cash and cash equivalents	(250.2)	(292.5)
Less prepaid income taxes	(5.7)	(13.1)
Less other current assets	(9.6)	(7.3)
Add back accrued income taxes	6.7	5.3
Add back current portion of plant closure provisions	4.9	4.9
Add back current portion of acquisition-related contingent consideration	2.8	7.0
Add back current portion of operating lease liabilities	14.3	15.9
Adjusted working capital	$419.8	$364.7

We had a $66.3 million increase in trade and other accounts receivable, including a $3.6 million increase in allowances, which was primarily due to increased sales for all our segments. Days’ sales outstanding decreased in our Performance Chemicals segment from 72 days to 66 days; increased from 57 days to 62 days in our Fuel Specialties segment; and increased from 64 days to 80 days in our Oilfield Services segment.

We had a $8.0 million increase in inventories, including a $2.1 million increase in allowances, which was primarily driven by higher levels of finished goods for our Fuel Specialties segment due to the timing of production. The Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials, especially in our Fuel Specialties segment. Days’ sales in inventory in our Performance Chemicals segment decreased from 65 days to 53 days; increased from 133 days to 144 days in our Fuel Specialties segment; and decreased from 83 days to 61 days in our Oilfield Services segment.

Prepaid expenses decreased $6.8 million, from $20.1 million to $13.3 million, primarily due to the cyclical expensing of prepaid invoices.

We had a $12.4 million increase in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) have decreased in our Performance Chemicals segment from 50 days to 49 days; decreased from 58 days to 54 days in our Fuel Specialties segment; and increased from 46 days to 59 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $24.8 million in the six months ended June 30, 2026 compared to $38.8 million in the six months ended June 30, 2025. The decrease in cash generated from operating activities compared to the prior year was primarily related to higher increases in working capital, being partly offset by the timing of income tax payments.

Cash

At June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $250.2 million and $292.5 million, respectively, of which $131.4 million and $145.4 million, respectively, were held by non-U.S. subsidiaries principally in the United Kingdom.

The decrease in cash and cash equivalents of $42.3 million for the six months ended June 30, 2026 was primarily driven by our continued investments in capital projects, payments for our new ERP system implementation, payment of our semi-annual dividend and the repurchases of our common stock, being partly offset by the cash generated from operating activities.

Debt

We continue to have available a $250.0 million multicurrency revolving credit facility.

At June 30, 2026, and December 31, 2025, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal control over financial reporting. This is intended to result in refinements to processes throughout the Company.

As previously disclosed, we have been developing a new information system platform which began in 2022. The new platform provider is well established in the market. The implementation has been a phased, risk-managed, site deployment following a multistage user acceptance program and the implementation is now complete. In connection with this implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.

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

The company also repurchases its common stock in connection with the exercising of stock options by directors and employees. The following table provides information about our repurchases of equity securities in the three months ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026	86,826	$73.8	86,826	$15.2	million
May 1, 2026 through May 31, 2026	263	$74.7	263	$75.0	million
Total	87,089	$73.8	87,089	$75.0	million

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

INNOSPEC INC.

Registrant

Date: August 5, 2026	By	/s/ PATRICK S. WILLIAMS

Patrick S. Williams

President and Chief Executive Officer

Date: August 5, 2026	By

/s/ IAN P. CLEMINSON

Ian P. Cleminson

Executive Vice President and Chief Financial Officer