Form 10-Q
period 2026-09-30
INNOSPEC INC.
filed 2026-11-04
CIK 1054905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of October 31, 2026

Common Stock, par value $0.01	24,631,595

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

PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net sales	$473.6	$441.9	$1,418.2	$1,322.4
Cost of goods sold	(344.5)	(325.2)	(1,027.3)	(957.4)
Gross profit	129.1	116.7	390.9	365.0
Operating expenses:
Selling, general and administrative	(71.7)	(71.9)	(234.5)	(215.8)
Research and development	(16.8)	(13.7)	(44.2)	(40.0)
Adjustment to fair value of contingent consideration	1.1	17.7	5.7	16.2
Restructuring charge	—	(0.9)	—	(0.9)
Impairment of property, plant and equipment	—	(22.9)	—	(22.9)
Impairment of intangible assets	—	(19.1)	—	(19.1)
Profit on disposal of property, plant and equipment	—	—	—	0.2
Total operating expenses	(87.4)	(110.8)	(273.0)	(282.3)
Operating income	41.7	5.9	117.9	82.7
Other income/(expense), net	0.5	3.2	4.2	(1.2)
Interest income, net	0.4	2.2	2.0	7.3
Income before income taxes	42.6	11.3	124.1	88.8
Income taxes	(11.0)	1.4	(30.5)	(18.6)
Net income	31.6	12.7	93.6	70.2
Net loss/(income) attributable to non-controlling interests	0.2	0.2	(0.6)	(1.0)
Net income attributable to Innospec	$31.8	$12.9	$93.0	$69.2
Earnings per share:
Basic	$1.29	$0.52	$3.77	$2.78
Diluted	$1.29	$0.52	$3.75	$2.76
Weighted average shares outstanding (in thousands):
Basic	24,631	24,834	24,684	24,914
Diluted	24,743	24,909	24,802	25,045

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income attributable to Innospec	$31.8	$12.9	$93.0	69.2
Other comprehensive income/(loss):
Changes in cumulative translation adjustment	(4.1)	(1.3)	(13.9)	54.5
Other comprehensive income/(loss), before tax	(4.1)	(1.3)	(13.9)	54.5
Tax related to cumulative translation adjustment	(0.1)	(0.3)	(1.5)	1.5
Income tax income/(expense) related to other comprehensive income	(0.1)	(0.3)	(1.5)	1.5
Total comprehensive income attributable to Innospec	$27.6	$11.3	$77.6	$125.2

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$251.9	$292.5
Trade and other accounts receivable (less allowances of $14.9 million and $11.8 million respectively)	395.6	342.3
Inventories (less allowances of $40.0 million and $40.4 million respectively):
Finished goods	246.7	226.3
Raw materials	115.1	103.0
Total inventories	361.8	329.3
Prepaid expenses	10.0	20.1
Prepaid income taxes	2.7	13.1
Other current assets	12.4	7.3
Total current assets	1,034.4	1,004.6
Net property, plant and equipment	300.2	286.1
Operating lease right-of-use assets	47.3	52.7
Goodwill	397.4	399.0
Other intangible assets	62.5	67.7
Deferred tax assets	13.5	13.6
Other non-current assets	1.3	8.7
Total assets	$1,856.6	$1,832.4

Liabilities and Equity
Current liabilities:
Accounts payable	$164.4	$174.7
Accrued liabilities	157.5	152.3
Current portion of operating lease liabilities	13.5	15.9
Current portion of plant closure provisions	4.9	4.9
Current portion of acquisition-related contingent consideration	2.5	7.0
Accrued income taxes	8.4	5.3
Total current liabilities	351.2	360.1
Operating lease liabilities, net of current portion	33.8	36.8
Plant closure provisions, net of current portion	58.8	60.2
Deferred tax liabilities	15.8	19.1
Pension liabilities and post-employment benefits	12.5	13.2
Acquisition-related contingent consideration	0.5	1.3
Other non-current liabilities	3.7	8.8
Total liabilities	476.3	499.5
Equity:
Common stock, $0.01 par value, authorized 40,000,000 shares, issued 29,554,500 shares	0.3	0.3
Additional paid-in capital	381.0	376.5
Treasury stock (4,922,905 and 4,776,918 shares at cost, respectively)	(127.8)	(115.2)
Retained earnings	1,169.5	1,099.2
Accumulated other comprehensive loss	(50.1)	(34.7)
Total Innospec stockholders’ equity	1,372.9	1,326.1
Non-controlling interest	7.4	6.8
Total equity	1,380.3	1,332.9
Total liabilities and equity	$1,856.6	$1,832.4

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net income	$93.6	$70.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.5	34.2
Adjustment to fair value of contingent consideration	(5.7)	(14.9)
Impairment of property, plant and equipment	—	22.9
Impairment of intangible assets	—	19.1
Deferred taxes	(3.0)	(10.6)
Profit on disposal of property, plant and equipment	—	(0.2)
Movements on defined benefit pension plans	(0.2)	2.6
Stock option compensation	5.2	5.0
Changes in assets and liabilities, net of effects of acquired and divested companies:
Trade and other accounts receivable	(58.6)	14.7
Inventories	(37.9)	(22.2)
Prepaid expenses	9.9	13.2
Accounts payable and accrued liabilities	(0.8)	(30.1)
Plant closure provisions	0.5	1.1
Income taxes	11.8	(19.9)
Other assets and liabilities	(2.1)	(7.2)
Net cash provided by operating activities	42.2	77.9
Cash Flows from Investing Activities
Capital expenditures	(42.4)	(35.7)
Internally developed software	(5.1)	(18.6)
Business combinations, net of cash acquired	—	(2.0)
Proceeds on disposal of property, plant and equipment	1.7	0.4
Net cash used in investing activities	(45.8)	(55.9)
Cash Flows from Financing Activities
Dividend paid	(22.7)	(20.8)
Issue of treasury stock	0.2	0.4
Repurchase of common stock	(13.5)	(23.9)
Net cash used in financing activities	(36.0)	(44.3)
Effect of foreign currency exchange rate changes on cash	(1.0)	3.9
Net change in cash and cash equivalents	(40.6)	(18.4)
Cash and cash equivalents at beginning of period	292.5	289.2
Cash and cash equivalents at end of period	$251.9	$270.8

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

INNOSPEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2025	$0.3	$376.5	$(115.2)	$1,099.2	$(34.7)	$6.8	$1,332.9
Net income attributable to Innospec				93.0			93.0
'Dividend paid ($0.84 per share)				(22.7)			(22.7)
Changes in cumulative translation adjustment, net of tax					(15.4)		(15.4)
Share of net income						0.6	0.6
Treasury stock reissued		(0.7)	0.8				0.1
Treasury stock repurchased			(13.4)				(13.4)
Stock option compensation		5.2					5.2
Balance at September 30, 2026	$0.3	$381.0	$(127.8)	$1,169.5	$(50.1)	$7.4	$1,380.3

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at December 31, 2024	$0.3	$369.9	$(93.0)	$1,025.0	$(91.0)	$4.9	$1,216.1
Net income attributable to Innospec				69.2			69.2
'Dividend paid ($0.84 per share)				(20.8)			(20.8)
Changes in cumulative translation adjustment, net of tax					56.0		56.0
Share of net income						1.0	1.0
Treasury stock reissued		(1.3)	1.6				0.3
Treasury stock repurchased			(23.9)				(23.9)
Stock option compensation		5.0					5.0
Balance at September 30, 2025	$0.3	$373.6	$(115.3)	$1,073.4	$(35.0)	$5.9	$1,302.9

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2026	$0.3	$379.1	$(127.8)	$1,137.7	$(45.9)	$7.6	$1,351.0
Net income attributable to Innospec				31.8			31.8
Changes in cumulative translation adjustment, net of tax					(4.2)		(4.2)
Share of net income						(0.2)	(0.2)
Treasury stock reissued		0.5	—				0.5
Treasury stock repurchased			—				—
Stock option compensation		1.4					1.4
Balance at September 30, 2026	$0.3	$381.0	$(127.8)	$1,169.5	$(50.1)	$7.4	$1,380.3

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at June 30, 2025	$0.3	$372.7	$(104.7)	$1,060.5	$(33.4)	$6.1	$1,301.5
Net income attributable to Innospec				12.9			12.9
Changes in cumulative translation adjustment, net of tax					(1.6)		(1.6)
Share of net income						(0.2)	(0.2)
Treasury stock repurchased			(10.6)				(10.6)
Stock option compensation		0.9					0.9
Balance at September 30, 2025	$0.3	$373.6	$(115.3)	$1,073.4	$(35.0)	$5.9	$1,302.9

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

The following table analyzes sales and other financial information by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net Sales:
Personal Care	$110.5	$103.9	$319.6	$309.4
Home Care	30.8	27.9	93.3	80.2
Other	39.2	39.0	127.3	123.4
Performance Chemicals	180.5	170.8	540.2	513.0
Refinery and Performance	126.5	120.2	384.7	362.4
Other	54.2	51.8	163.3	145.0
Fuel Specialties	180.7	172.0	548.0	507.4
Oilfield Services	112.4	99.1	330.0	302.0
	$473.6	$441.9	$1,418.2	$1,322.4
Gross profit:
Performance Chemicals	$34.0	$25.8	$95.4	$91.6
Fuel Specialties	63.4	61.2	195.7	184.9
Oilfield Services	31.7	29.7	99.8	88.5
Total gross profit	$129.1	$116.7	$390.9	$365.0
Operating income/(loss):
Performance Chemicals	$16.9	$9.2	$44.0	$43.3
Fuel Specialties	35.6	35.3	109.7	107.6
Oilfield Services	6.7	4.8	21.0	15.1
Corporate costs	(18.6)	(18.2)	(62.5)	(56.8)
Adjustment to fair value of contingent consideration	1.1	17.7	5.7	16.2
Restructuring charge	—	(0.9)	—	(0.9)
Impairment of property, plant and equipment	—	(22.9)	—	(22.9)
Impairment of intangible assets	—	(19.1)	—	(19.1)
Profit on disposal of property, plant and equipment	—	—	—	0.2
Total operating income	$41.7	$5.9	$117.9	$82.7

The difference between net sales and gross profit is defined as cost of goods sold. The difference between segmental gross profit and operating income/(expense) is split between selling, general and administrative expenses and research and development expenses.

The following table analyzes cost of goods sold by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Performance Chemicals	$146.5	$145.0	$444.8	$421.4
Fuel Specialties	117.3	110.8	352.3	322.5
Oilfield Services	80.7	69.4	230.2	213.5
Total cost of goods sold	$344.5	$325.2	$1,027.3	$957.4

The following table analyzes selling, general and administrative expenses and research and development expenses by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Performance Chemicals	$17.1	$16.6	$51.4	$48.3
Fuel Specialties	27.8	25.9	86.0	77.3
Oilfield Services	25.0	24.9	78.8	73.4
Corporate	18.6	18.2	62.5	56.8
Total selling, general and administrative expenses and research and development expenses	$88.5	$85.6	$278.7	$255.8

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of options that are dilutive and outstanding during the period under the treasury stock method. Per share amounts are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (in millions):
Net income available to Innospec	$31.8	$12.9	$93.0	$69.2
Denominator (in thousands):
Weighted average common shares outstanding	24,631	24,834	24,684	24,914
Dilutive effect of stock options and awards	112	75	118	131
Denominator for diluted earnings per share	24,743	24,909	24,802	25,045
Net income per share, basic:	$1.29	$0.52	$3.77	$2.78
Net income per share, diluted:	$1.29	$0.52	$3.75	$2.76

In the three and nine months ended September 30, 2026, the average number of anti-dilutive options excluded from the calculation of diluted earnings per share were 21,340 and 21,687 (three and nine months ended September 30, 2025– 57,824 and 23,875).

NOTE 4 – GOODWILL

The following table summarizes the goodwill movements in the year:

(in millions)	2026
Opening balance at January 1	$399.0
Exchange effect
Performance Chemicals	(1.5)
Fuel Specialties	(0.1)
Closing balance at September 30	$397.4

NOTE 5 – OTHER INTANGIBLE ASSETS

The following table analyzes other intangible assets movements in the year:

(in millions)	2026
Gross cost at January 1	$373.3
Additions	5.0
Exchange effect	(4.7)
Gross cost at September 30	373.6
Accumulated amortization at January 1	(305.6)
Amortization expense	(7.9)
Exchange effect	2.4
Accumulated amortization at September 30	(311.1)
Net book amount at September 30	$62.5

The amortization expense for the nine months ended September 30, 2026, was $7.9 million (nine months ended September 30, 2025, $9.3 million).

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

NOTE 6 – PENSION AND POST EMPLOYMENT BENEFITS

The Company maintains an unfunded defined benefit pension plan covering certain current and former employees in Germany (the “German plan”). The German plan is closed to new entrants and has no assets. As of September 30, 2026, we have recorded a liability of $8.9 million (December 31, 2025, $9.4 million).

The net periodic benefit/(cost) is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service credit/(cost)	$—	$—	$—	$(2.4)
Interest cost on projected benefit obligation	(0.1)	(0.1)	(0.3)	(0.2)
Amortization of actuarial net gains	0.1	—	0.1	—
Net periodic benefit/(cost)	$—	$(0.1)	$(0.2)	$(2.6)

The prior year includes a service cost related to the now closed United Kingdom (U.K.) defined benefit pension scheme. The service cost has been recognized in selling, general and administrative expenses. All other items have been recognized within other income and expense.

In addition, we have obligations for post-employment benefits in some of our other European businesses. As of September 30, 2026, we have recorded a liability of $3.6 million (December 31, 2025, $3.8 million).

NOTE 7 – INCOME TAXES

As of January 1, 2026, the Company had no unrecognized tax benefits, and there has been no change in unrecognized tax benefits during the nine months ended September 30, 2026. Accordingly, there was no accrual for uncertain tax positions as of September 30, 2026, and the Company recorded no associated interest or penalties. The Company does not expect any significant changes to this position over the next twelve months.

As of September 30, 2026, the Company and its U.S. subsidiaries remain open to examination by the IRS for years 2022 onwards under the statute of limitations. The Company’s subsidiaries in foreign tax jurisdictions are open to examination including Brazil (2021 onwards), Germany (2021 onwards), and the U.K. (2024 onwards).

NOTE 8 – LONG-TERM DEBT

As of September 30, 2026, and December 31, 2025, the Company had not drawn down on its revolving credit facility. During the three and nine months ended September 30, 2026 and 2025, the Company did not draw down or repay any borrowing on its revolving credit facility.

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

Movements in the provisions are summarized as follows:

(in millions)	2026
Total at January 1	$65.2
Charge for the period	4.1
Utilized in the period	(3.6)
Exchange effect	(2.0)
Total at September 30	63.7
Due within one year	(4.9)
Due after one year	$58.8

The charge for the nine months ended September 30, 2026, was $4.1 million (nine months ended September 30, 2025, $5.0 million). The current year charge represents the accounting accretion and a $1.4 million increase to the provisions for legacy operations in the U.K.. Amounts due within one year refer to provisions where expenditure is expected to arise within one year of the balance sheet date.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the carrying amount and fair values of the Company’s financial assets and liabilities measured on a recurring basis:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Derivatives (Level 1 measurement):
Other current and non-current assets:
Emissions Trading Scheme credits	6.1	6.1	3.2	3.2
Foreign currency forward exchange contracts	4.8	4.8	3.4	3.4
Liabilities
Non-financial liabilities (Level 3 measurement):
Other current and non-current liabilities:
Acquisition-related contingent consideration	3.0	3.0	8.3	8.3

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

Acquisition-related contingent consideration: Contingent consideration payable in cash is discounted to its fair value at each balance sheet date. Where contingent consideration is dependent upon pre-determined financial targets, an estimate of the fair value of the likely consideration payable is made at each balance sheet date. The contingent consideration payable has been calculated based on the latest forecast. The movement in the current year relates to a $6.3 million reduction in the fair value of the expected payable relating to the acquisition of QGP Química Geral (“QGP”) in our Performance Chemicals segment and a small acquisition in our Oilfield Services segment, partially offset by an accretion charge of $0.5 million and the impact of foreign exchange of $0.5 million.

NOTE 11 – DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

The Company enters into various foreign currency forward exchange contracts to minimize currency exchange rate exposure from expected future cash flows. As of September 30, 2026, the contracts have maturity dates of up to two years at the date of inception. These foreign currency forward exchange contracts have not been designated as hedging instruments, and their impact on the income statement for the nine months ended September 30, 2026, was a gain of $1.1 million (nine months ended September 30, 2025, a loss of $3.6 million). The gain or loss has been recorded in other income or expense.

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

Guarantees

The Company and certain of the Company’s consolidated subsidiaries are contingently liable for certain obligations of affiliated companies primarily in the form of guarantees of debt and performance under contracts entered into as a normal business practice. This includes guarantees of non-U.S. excise taxes and customs duties. As of September 30, 2026, such guarantees, which are not recognized as liabilities in the condensed consolidated financial statements, amounted to $7.3 million (December 31, 2025, $6.0 million). The remaining terms of the fixed maturity guarantees are up to 6 years, with some further guarantees having no fixed expiry date.

Under the terms of the guarantee arrangements, generally the Company would be required to fulfil the obligations should the affiliated company fail to fulfil its obligations under the arrangements. In some cases, the guarantee arrangements have recourse provisions that would enable the Company to recover any payments made under the terms of the guarantees from securities held of the guaranteed parties’ assets.

The Company and its affiliates have numerous long-term sales and purchase commitments in their various business activities, which are expected to be fulfilled with no adverse consequences material to the Company.

NOTE 13 – STOCK-BASED COMPENSATION PLANS

The following table summarizes the transactions of the Company’s share-based compensation for 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Stock options	$1.4	$0.9	$5.2	$5.0
Stock equivalent units	2.3	0.7	5.3	1.2
Total	$3.7	$1.6	$10.5	$6.2

The following table summarizes the transactions of the Company’s share-based compensation plans for the nine months ended September 30, 2026.

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2025	431,297	$109.5
Granted	350,477	$59.5
Vested	(96,340)	$91.5
Forfeited	(57,607)	$100.8
Nonvested at September 30, 2026	627,827	$85.4

For the awards granted with market conditions, a Monte Carlo model has been used to calculate the grant-date fair value. For all other awards, a fair market value methodology or a Black-Scholes model has been used to calculate the grant-date fair value.

The awards granted with market and non-market conditions include performance measures that can result in a maximum 200% vesting for the number of stock options granted. The predicted vesting has been reflected in the grant-date fair value calculation but has not been reflected for the number of awards granted, as shown in the table above.

As of September 30, 2026, there was $26.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14 – RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

There were no reclassifications out of accumulated other comprehensive loss (“AOCL”) for the nine months ended September 30, 2026.

Changes in AOCL for the nine months ended September 30, 2026, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2025	$0.9	$(35.6)	$(34.7)
Other comprehensive income/(loss) before reclassifications	—	(15.4)	(15.4)
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	(15.4)	(15.4)
Balance at September 30, 2026	$0.9	$(51.0)	$(50.1)

There were no reclassifications out of AOCL for the nine months ended September 30, 2025.

Changes in AOCL for the nine months ended September 30, 2025, net of tax, were:

(in millions)	Defined Benefit Pension Plan Items	Cumulative Translation Adjustments	Total
Balance at December 31, 2024	$—	$(91.0)	$(91.0)
Other comprehensive income/(loss) before reclassifications	—	56.0	56.0
Amounts reclassified from AOCL	—	—	—
Total other comprehensive income/(loss)	—	56.0	56.0
Balance at September 30, 2025	$—	$(35.0)	$(35.0)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements relevant to Innospec in the quarter.

NOTE 16 – RELATED PARTY TRANSACTIONS

Mr. David F. Landless has been a non-executive director of the Company since January 1, 2016, and is a non-executive director of Ausurus Group Limited which owns European Metal Recycling Limited (“EMR”) which from time to time purchases scrap metal from the Company. The Company has sold less than $0.1 million of scrap metal to EMR in the nine months ended September 30, 2026 (nine months ended September 30, 2025, less than $0.1 million). A tendering process is operated periodically to select the best buyer for the sale of scrap metal by the Company. As of September 30, 2026, EMR owed nil for scrap metal purchased from the Company (December 31, 2025, nil).

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2026

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

The following table provides sales, gross profit and operating income by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales:
Performance Chemicals	$180.5	$170.8	$540.2	$513.0
Fuel Specialties	180.7	172.0	548.0	507.4
Oilfield Services	112.4	99.1	330.0	302.0
	$473.6	$441.9	$1,418.2	$1,322.4
Gross profit:
Performance Chemicals	$34.0	$25.8	$95.4	$91.6
Fuel Specialties	63.4	61.2	195.7	184.9
Oilfield Services	31.7	29.7	99.8	88.5
	$129.1	$116.7	$390.9	$365.0
Operating income/(loss):
Performance Chemicals	$16.9	$9.2	$44.0	$43.3
Fuel Specialties	35.6	35.3	109.7	107.6
Oilfield Services	6.7	4.8	21.0	15.1
Corporate costs	(18.6)	(18.2)	(62.5)	(56.8)
Adjustment to fair value of contingent consideration	1.1	17.7	5.7	16.2
Restructuring charge	—	(0.9)	—	(0.9)
Impairment of property, plant and equipment	—	(22.9)	—	(22.9)
Impairment of intangible assets	—	(19.1)	—	(19.1)
Profit on disposal of property, plant and equipment	—	—	—	0.2
Total operating income	$41.7	$5.9	$117.9	$82.7

Three Months Ended September 30, 2026

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the three months ended September 30, 2026, and the three months ended September 30, 2025:

	Three Months Ended September 30,
(in millions, except ratios)	2026	2025	Change
Net sales:
Performance Chemicals	$180.5	$170.8	$9.7	+6%
Fuel Specialties	180.7	172.0	8.7	+5%
Oilfield Services	112.4	99.1	13.3	+13%
	$473.6	$441.9	$31.7	+7%
Gross profit:
Performance Chemicals	$34.0	$25.8	$8.2	+32%
Fuel Specialties	63.4	61.2	2.2	+4%
Oilfield Services	31.7	29.7	2.0	+7%
	$129.1	$116.7	$12.4	+11%
Gross margin (%):
Performance Chemicals	18.8	15.1	+3.7
Fuel Specialties	35.1	35.6	-0.5
Oilfield Services	28.2	30.0	-1.8
Aggregate	27.3	26.4	+0.9
Operating expenses:
Performance Chemicals	$(17.1)	$(16.6)	$(0.5)	+3%
Fuel Specialties	(27.8)	(25.9)	(1.9)	+7%
Oilfield Services	(25.0)	(24.9)	(0.1)	+0%
Corporate costs	(18.6)	(18.2)	(0.4)	+2%
Adjustment to fair value of contingent consideration	1.1	17.7	(16.6)	-94%
Restructuring charge	—	(0.9)	0.9	-100%
Impairment of property, plant and equipment	—	(22.9)	22.9	-100%
Impairment of intangible assets	—	(19.1)	19.1	-100%
	$(87.4)	$(110.8)	$23.4	-21%

Performance Chemicals

Net sales: the table below details the components which comprise the year-over-year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2026
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-10	-3	+14	-5
Price and product mix	+16	+7	+14	+12
Exchange rates	-	-1	-	-1
	+6	+3	+28	+6

The Americas volumes were lower due to continued supply constraints and reduced demand for our personal care products, being offset by a favorable price and product mix due to pricing improvements and higher raw material costs.

EMEA volumes were lower due to decreased demand for our personal care products, being offset by a favorable price and product mix, driven by higher demand for our higher priced products and higher raw material costs.

ASPAC volumes were higher due to increased demand for certain products, together with a favorable price and product mix, driven by higher demand for our higher priced products and higher raw material costs.

EMEA was impacted by adverse foreign currency exchange rate movements.

Gross margin: the year-over-year increase of 3.7 percentage points was primarily due to pricing improvements in the current year, and improved manufacturing variances compared to the prior year.

Operating expenses: the year-over-year increase of $0.5 million was primarily due to higher selling expenses and higher provisions for performance-related remuneration accruals, being partly offset by lower administrative costs.

Fuel Specialties

Net sales: the table below details the components which comprise the year-over-year change in net sales spread across the markets in which we operate:

	Three Months Ended September 30, 2026
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+33	-10	-17	-29	+3
Price and product mix	-2	+1	+7	+13	+2
Exchange rates	+1	-1	-	-	-
	+32	-10	-10	-16	+5

Sales volumes in the Americas were higher year-over-year due to the increase and timing of demand from customers, while partly offset by an adverse price and product mix.

Sales volumes in EMEA decreased year-over-year primarily due to the timing of demand from customers, being partly offset by a favorable price and product mix.

Sales volumes in ASPAC decreased year-over-year primarily due to the timing of demand from customers, being partly offset by a favorable price and product mix.

AvGas sales volumes were lower than the prior year due to changing demand from customers, partly offset by a favorable customer mix.

The favorable impact of foreign currency exchange rate movements in the Americas was offset in EMEA.

Gross margin: the year-over-year decrease of 0.5 percentage points was due to an adverse sales mix in the Americas from increased sales of lower-margin products, being partly offset by sales in EMEA of higher margin products.

Operating expenses: the year-over-year increase of $1.9 million was primarily due to adverse movements to the provisions for doubtful debts, together with increased employee-related costs, including higher provisions for performance-related remuneration accruals.

Oilfield Services

Net sales: have increased year-over-year by $13.3 million, driven by our DRA plant expansion and associated demand. The majority of the segment's sales are concentrated in the Americas region.

Gross margin: the year-over-year decrease of 1.8 percentage points was primarily due to higher raw materials costs and pricing pressures.

Operating expenses: the year-over-year increase of $0.1 million was primarily due to an increase in research and development expenses and selling expenses, being partly offset by lower performance-based remunerations accruals.

Other Income Statement Captions

Corporate costs: the year-over-year increase of $0.4 million was primarily due to higher provisions for performance-related remuneration accruals, being partly offset by a favorable revaluation for our U.K. emissions trading scheme credits.

Adjustment to fair value of contingent consideration: is a credit in the current year of $1.1 million compared to a credit in the prior year of $17.7 million. The adjustment relates to the acquisition of QGP within our Performance Chemicals segment and a small acquisition in our Oilfield Services segment. The credits in both years relate to a reduction in the expected payables, together with the lower accretion charge calculated on the lower expected consideration payable. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the three months ended September 30, 2026, was $0.5 million of income compared to $3.2 million of income in the three months ended September 30, 2025, primarily driven by the revaluation of foreign currency forward contracts, and the foreign currency translation of non-USD balances in the group.

Interest income/(expense), net: in the three months ended September 30, 2026, was $0.4 million of income compared to $2.2 million of income in the three months ended September 30, 2025, driven by lower interest rates and lower cash balances in the current year.

Income taxes: the effective tax rate was 25.8% and (12.4)% in the third quarter of 2026 and 2025, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 24.7% in 2026 compared with 22.7% in 2025. The 2.0% increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Three Months Ended September 30,
(in millions)	2026	2025
Income before income taxes	$42.6	$11.3
Adjustment for stock compensation	2.1	0.9
Adjustment to fair value of contingent consideration	(1.1)	(17.7)
Impairment of acquired intangible assets	—	19.1
Impairment of property, plant and equipment	—	22.9
Legacy costs of closed operations	0.9	1.0
Adjusted income before income taxes	$44.5	$37.5
Income taxes	$11.0	$(1.4)
Tax on stock compensation	(0.2)	(0.2)
Tax on adjustment to fair value of contingent consideration	—	—
Tax on impairment of acquired intangible assets	—	5.1
Tax on impairment of property, plant and equipment	—	4.8
Tax on legacy costs of closed operations	0.2	0.2
Adjusted income taxes	$11.0	$8.5
GAAP effective tax rate	25.8%	(12.4)%
Adjusted effective tax rate	24.7%	22.7%

Nine Months Ended September 30, 2026

The following table shows the changes in sales, gross profit and operating expenses by reporting segment for the nine months ended September 30, 2026, and the nine months ended September 30, 2025:

	Nine Months Ended September 30,
(in millions, except ratios)	2026	2025	Change
Net sales:
Performance Chemicals	$540.2	$513.0	$27.2	+5%
Fuel Specialties	548.0	507.4	40.6	+8%
Oilfield Services	330.0	302.0	28.0	+9%
	$1,418.2	$1,322.4	$95.8	+7%
Gross profit:
Performance Chemicals	$95.4	$91.6	$3.8	+4%
Fuel Specialties	195.7	184.9	10.8	+6%
Oilfield Services	99.8	88.5	11.3	+13%
	$390.9	$365.0	$25.9	+7%
Gross margin (%):
Performance Chemicals	17.7	17.9	-0.2
Fuel Specialties	35.7	36.4	-0.7
Oilfield Services	30.2	29.3	+0.9
Aggregate	27.6	27.6	—
Operating expenses:
Performance Chemicals	$(51.4)	$(48.3)	$(3.1)	+6%
Fuel Specialties	(86.0)	(77.3)	(8.7)	+11%
Oilfield Services	(78.8)	(73.4)	(5.4)	+7%
Corporate costs	(62.5)	(56.8)	(5.7)	+10%
Adjustment to fair value of contingent consideration	5.7	16.2	(10.5)	-65%
Restructuring charge	—	(0.9)	0.9	-100%
Impairment of property, plant and equipment	—	(22.9)	22.9	-100%
Impairment of intangible assets	—	(19.1)	19.1	-100%
Profit on disposal of property, plant and equipment	—	0.2	(0.2)	-100%
	$(273.0)	$(282.3)	$9.3	-3%

Performance Chemicals

Net sales: the table below details the components which comprise the year-over-year change in net sales spread across the markets in which we operate:

Nine Months Ended September 30, 2026
Change (%)	Americas	EMEA	ASPAC	Total
Volume	-11	-	-11	-5
Price and product mix	+13	+2	+9	+7
Exchange rates	-	+7	+2	+3
	+2	+9	-	+5

The Americas volumes were lower due to some supply constraints and reduced demand for our personal care products, being offset by a favorable price and product mix driven by improved pricing and higher raw material costs.

EMEA volumes were unchanged, combined with a favorable price and product mix driven by improved pricing and higher raw material costs.

ASPAC volumes were lower driven by some supply constraints and decreased demand for certain products, being partly offset by a favorable price and product mix driven by improved pricing and higher raw material costs.

EMEA and ASPAC benefited from the favorable foreign currency exchange rate movements.

Gross margin: the year-over-year decrease of 0.2 percentage points was primarily due to negative manufacturing variances in North America including the impact of the severe weather conditions in the first quarter, being partly offset by pricing improvements.

Operating expenses: the year-over-year increase of $3.1 million was primarily due to increased research and development expenses, together with higher provisions for performance-related remuneration accruals and adverse provisions for doubtful debts, being partly offset by the reductions for other expenses.

Fuel Specialties

Net sales: the table below details the components which comprise the year-over-year change in net sales spread across the markets in which we operate:

	Nine Months Ended September 30, 2026
Change (%)	Americas	EMEA	ASPAC	AvGas	Total
Volume	+14	+2	-3	-12	+5
Price and product mix	-	-	+1	+2	-
Exchange rates	+1	+5	+1	-	+3
	+15	+7	-1	-10	+8

The Americas and EMEA volumes increased year-over-year due to higher customer demand.

ASPAC volumes declined due to the timing of demand from customers, while benefiting from a favorable price and product mix with increased sales of higher priced products.

AvGas volumes were lower than the prior year due to changing demand from customers, being partly offset by a favorable customer mix.

All our regions benefited from favorable foreign currency exchange rate movements.

Gross margin: the year-over-year decrease of 0.7 percentage points was due to an adverse sales mix in the Americas from increased sales of lower-margin products, being partly offset by sales in EMEA of higher margin products.

Operating expenses: the year-over-year increase of $8.7 million was primarily due to increased operating expenses, including increased employee-related costs and adverse provisions for doubtful debts.

Oilfield Services

Net sales: have increased year-over-year by $28.0 million, driven by our DRA plant expansion and associated demand. The majority of the segment's sales are concentrated in the Americas region.

Gross margin: the year-over-year increase of 0.9 percentage points was primarily due to a favorable sales mix, being partly offset by pricing pressures.

Operating expenses: the year-over-year increase of $5.4 million was primarily due to increased selling administration and research expenses, together with adverse provisions for doubtful debts, being partly offset by lower performance-related remuneration accruals.

Other Income Statement Captions

Corporate costs: the year-over-year increase of $5.7 million was primarily due to higher information technology costs including additional amortization for our new ERP system, higher provisions for performance-related remuneration accruals and higher legal and compliance expenses, being partly offset by lower legacy costs of closed operations and favorable revaluations for our U.K. emissions trading scheme credits.

Adjustment to fair value of contingent consideration: is a credit in the current year of $5.7 million compared to a credit in the prior year of $16.2 million. The adjustment relates to the acquisition of QGP within our Performance Chemicals segment and a small acquisition in our Oilfield Services segment. The credits in both years relate to a reduction in the expected payables, together with the lower accretion charge calculated on the lower expected consideration payable. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Other net income/(expense): for the nine months ended September 30, 2026, was $4.2 million of income compared to $1.2 million of expense in the nine months ended September 30, 2025, primarily driven by the revaluation of foreign currency forward contracts, and the foreign currency translation of non-USD balances in the group.

Interest income/(expense), net: in the nine months ended September 30, 2026, was $2.0 million of income compared to $7.3 million of income in the nine months ended September 30, 2025, driven by lower interest rates and lower cash balances in the current year.

Income taxes: the effective tax rate was 24.6% and 20.9% in the first nine months of 2026 and 2025, respectively. The adjusted effective tax rate, once adjusted for the items set out in the following table, was 23.6% in 2026 compared with 23.4% in 2025. The 0.2% increase in the adjusted effective rate was primarily due to the fact that a higher proportion of the Company’s profits are being generated in higher tax jurisdictions. The Company believes that this adjusted effective tax rate, a non-GAAP financial measure, provides useful information to investors and may assist them in evaluating the Company’s underlying performance and identifying operating trends. In addition, management uses this non-GAAP financial measure internally to evaluate the performance of the Company’s operations and for planning and forecasting in subsequent periods.

The following table shows a reconciliation of the GAAP effective tax charge to the adjusted effective tax charge:

	Nine Months Ended September 30,
(in millions)	2026	2025
Income before income taxes	$124.1	$88.8
Adjustment for stock compensation	5.8	5.0
Adjustment to fair value of contingent consideration	(5.7)	(16.2)
Impairment of acquired intangible assets	—	19.1
Impairment of property, plant and equipment	—	22.9
Legacy costs of closed operations	4.1	4.8
Adjusted income before income taxes	$128.3	$124.4
Income taxes	$30.5	$18.6
Tax on stock compensation	(1.2)	(0.5)
Tax on adjustment to fair value of contingent consideration	—	—
Tax on impairment of acquired intangible assets	—	5.1
Tax on impairment of property, plant and equipment	—	4.8
Tax on legacy costs of closed operations	1.0	1.1
Adjusted income taxes	$30.3	$29.1
GAAP effective tax rate	24.6%	20.9%
Adjusted effective tax rate	23.6%	23.4%

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

In the nine months ended September 30, 2026, our working capital increased by $38.7 million, while our adjusted working capital increased by $80.8 million. The difference is primarily due to the exclusion of the movements for cash and cash equivalents and the movements for income taxes, being partly offset by the other movements shown in the table below.

The Company believes that adjusted working capital, a non-GAAP financial measure (defined by the Company as trade and other accounts receivable, inventories, prepaid expenses, accounts payable and accrued liabilities rather than total current assets less total current liabilities) provides useful information to investors in evaluating the Company’s underlying performance and identifying operating trends. Management uses this non-GAAP financial measure internally to allocate resources and evaluate the performance of the Company’s operations. Items excluded from working capital in the adjusted working capital calculation are listed in the table below and represent factors which do not fluctuate in line with the day-to-day working capital needs of the business.

(in millions)	September 30, 2026	December 31, 2025
Total current assets	$1,034.4	$1,004.6
Total current liabilities	(351.2)	(360.1)
Working capital	683.2	644.5
Less cash and cash equivalents	(251.9)	(292.5)
Less prepaid income taxes	(2.7)	(13.1)
Less other current assets	(12.4)	(7.3)
Add back accrued income taxes	8.4	5.3
Add back current portion of plant closure provisions	4.9	4.9
Add back current portion of acquisition-related contingent consideration	2.5	7.0
Add back current portion of operating lease liabilities	13.5	15.9
Adjusted working capital	$445.5	$364.7

We had a $53.3 million increase in trade and other accounts receivable, including a $3.1 million increase in allowances, which was due to increased sales and the timing of collections for different customers. Days’ sales outstanding in our Performance Chemicals segment remained unchanged at 72 days; increased from 57 days to 63 days in our Fuel Specialties segment; and increased from 64 days to 76 days in our Oilfield Services segment.

We had a $32.5 million increase in inventories, including a $0.4 million decrease in allowances, which was driven by higher levels of finished goods for our Fuel Specialties segment due to the timing of production, together with higher levels of raw materials for our Performance Chemicals and Oilfield Services segments, as the Company continues to maintain inventory levels necessary to manage the risk of potential supply chain disruption for certain key raw materials. Days’ sales in inventory in our Performance Chemicals segment increased from 65 days to 66 days; increased from 133 days to 155 days in our Fuel Specialties segment; and decreased from 83 days to 69 days in our Oilfield Services segment.

Prepaid expenses decreased $10.1 million, from $20.1 million to $10.0 million, primarily due to the cyclical expensing of prepaid invoices.

We had a $5.1 million decrease in accounts payable and accrued liabilities, which was dependent on the timing of payments for each of our reporting segments. Creditor days (including goods received not invoiced) have increased in our Performance Chemicals segment from 50 days to 53 days; decreased from 58 days to 45 days in our Fuel Specialties segment; and increased from 46 days to 55 days in our Oilfield Services segment.

Operating Cash Flows

We generated cash from operating activities of $42.2 million in the nine months ended September 30, 2026, compared to $77.9 million in the nine months ended September 30, 2025. The decrease in cash generated from operating activities compared to the prior year was primarily related to higher increases in working capital, being partly offset by the timing of income tax payments.

Cash

At September 30, 2026, and December 31, 2025, we had cash and cash equivalents of $251.9 million and $292.5 million, respectively, of which $113.6 million and $145.4 million, respectively, were held by non-U.S. subsidiaries principally in the U.K..

The decrease in cash and cash equivalents of $40.6 million for the nine months ended September 30, 2026, was primarily driven by our continued investments in capital projects, payment of our semi-annual dividend and the repurchases of our common stock, being partly offset by the cash generated from operating activities.

Debt

We continue to have available a $250.0 million multicurrency revolving credit facility.

At September 30, 2026, and December 31, 2025, we had no debt outstanding under the revolving credit facility and no obligations were outstanding under finance leases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this report, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The company did not repurchase any of its common stock in the quarter ended September 30, 2026.

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

INNOSPEC INC.

Registrant

Date: November 4, 2026	By	/s/ PATRICK S. WILLIAMS

Patrick S. Williams

President and Chief Executive Officer

Date: November 4, 2026	By

/s/ IAN P. CLEMINSON

Ian P. Cleminson

Executive Vice President and Chief Financial Officer